Form 10-K
period 2012-12-31
TRI Pointe Homes, Inc.
filed 2013-03-28
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35796

TRI Pointe Homes, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3201111
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

19520 Jamboree Road, Suite 200

Irvine, California 92612

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 478-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on January 31, 2013, based on the closing price of $19.05 as reported by the New York Stock Exchange was $298,730,000. The registrant has elected to use January 31, 2013, which was the initial trading date of the registrant’s common stock, because on the last day of the registrant’s most recently completed second fiscal quarter, the registrant was a privately-held limited liability company.

31,597,907 shares of common stock were issued and outstanding as of March 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: None

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this annual report speak only as of the date of this annual report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our relationship, and actual and potential conflicts of interest, with Starwood Capital Group;

•	availability of qualified personnel and our ability to retain our key personnel; and

•	additional factors discussed in Item 1, “Business;” Item 1A, “Risk Factors;” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” (1) for periods prior to September 24, 2010, the date on which the Starwood Fund agreed to make its investment in us, refer to the entities through which we conducted our business during those periods, which we refer to collectively as “our predecessor,” (2) for periods from and after September 24, 2010 and prior to the completion of our formation transactions, refer to TRI Pointe Homes, LLC and its subsidiaries and affiliates, which we sometimes refer to as “TPH LLC,” and (3) following the completion of our formation transactions, refer to TRI Pointe Homes, Inc. and its subsidiaries and affiliates; references to “the Starwood Fund” refer to a private equity fund (together with its wholly owned subsidiaries) managed by an affiliate of Starwood Capital Group; and references to “Starwood Capital Group” refer to Starwood Capital Group Global, L.P., its predecessors and owned affiliates. On January 30, 2013, TRI Pointe Homes, LLC was converted into a Delaware corporation and renamed TRI Pointe Homes, Inc.

Our Company

We are engaged in the design, construction and sale of innovative single-family homes in planned communities in major metropolitan areas located throughout Southern and Northern California and, most recently, Colorado. Our company was founded in April 2009, towards the end of an unprecedented downturn in the national homebuilding industry, by our current management team with over a century of collective industry experience. Our business initially focused primarily on fee building projects in Southern California, in which we built, marketed and sold homes for independent third-party property owners, typically marketed under the TRI Pointe Homes brand name. Commencing with the investment in us by the Starwood Fund in September 2010, our business evolved into primarily building, marketing and selling homes for our own account. On January 30, 2013, TPH LLC converted into a Delaware corporation. Since our formation, we have grown from our three founders (Messrs. Bauer, Mitchell and Grubbs) to over 75 employees.

As a “next generation” regional homebuilder, we are focused on taking advantage of opportunities in selected markets in California and most recently, Colorado, and are prudently evaluating opportunities in other Southwestern states with improving local market conditions. Unburdened by underperforming assets or legacy issues, our growth strategy generally seeks to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2012, our operations consisted of 14 communities, seven of which are actively selling, containing 775 lots under various stages of development in Southern and Northern California and Colorado.

Our company was founded by the members of our management team, who have worked together for over 20 years. They have firmly established our company’s core values of quality, integrity and excellence, which are the driving forces behind our innovative designs and strong customer commitment. Given our relative size and regional focus, our management team employs a disciplined, hands-on approach, leveraging strong local market relationships and established reputation to source acquisitions, achieve land entitlements (which provide basic development rights to the owner) and deliver quality homes on budget and on schedule.

Since our formation, we have sold over 450 homes (including fee building projects), a number of which are located in prestigious master planned communities in California, and we have forged relationships with several leading national land developers. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including entry-level, first time move-up and move-up homes. As a result, we build across a variety of price points, ranging from approximately $300,000 to $1,500,000, and home sizes, ranging from approximately 1,250 to 4,300 square feet. Cutting edge product development as well as exemplary customer service are key components of the lifestyle connection we seek to establish with each individual homebuyer. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

In September 2010, we received an equity commitment of $150 million from a fund affiliated with Starwood Capital Group, a private equity firm founded and controlled by Barry Sternlicht, the chairman of our board. Starwood Capital Group is a key strategic partner, providing access to acquisition opportunities within our markets as well as a wide range of knowledge in all aspects of real estate finance and operations. As of December 31, 2012, the Starwood Fund had contributed the entire $150 million of its commitment to us, and it has no further obligation to contribute capital to us. Our home sales revenue has grown rapidly from $4.1 million in 2010 to $77.5 million for the year ended December 31, 2012 and our business mix has shifted away from fee building. As of December 31, 2012, we owned 775 lots and controlled 775 lots (529 lots that are under land option contracts or purchase contracts and 246 lots that are under non-binding letters of intent), representing approximately two to three years of supply to support our current growth plan. Our land acquisition strategy focuses on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a two to three-year period. We continually evaluate new communities and have an attractive pipeline of land acquisition opportunities.

Net new home orders for our owned projects for the years ended December 31, 2012 and 2011 were 204 and 42, respectively. For the year ended December 31, 2012, we delivered 144 homes from our owned projects for total home sales revenue of $77.5 million. For the year ended December 31, 2011, we delivered 36 homes from our owned projects for total home sales revenue of $13.5 million. The cancellation rates of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) were approximately 16% and 13% during the years ended December 31, 2012 and 2011, respectively. The dollar amount of our backlog of homes sold but not closed for our owned projects as of December 31, 2012 and 2011 was approximately $33.3 million and $3.4 million, respectively.

Our Competitive Strengths

We believe the following strengths will provide us with a significant competitive advantage in implementing our business strategy:

Experienced and Proven Leadership

Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 20 years and have a successful track record of managing and growing a public homebuilding company. Their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets. Prior to forming our company in 2009, Messrs. Bauer, Mitchell and Grubbs worked together for 17 years at William Lyon Homes from its formation in 1992, ultimately serving as its President and Chief Operating Officer, Executive Vice President and Senior Vice President and Chief Financial Officer, respectively. William Lyon Homes was formed with a nominal investment, and listed its shares on the New York Stock Exchange in 1999 until the company was taken private in 2006. During their tenure at William Lyon Homes, the company focused its operations in California, Arizona and Nevada. During its public operating period, the company delivered over 2,800 homes per year on average, generated revenues averaging over $1.0 billion per year and increased shareholders’ equity from $53 million to over $600 million. We believe that our management team’s prior experience, extensive relationships and strong local reputation provide us with a competitive advantage in being able to secure projects, obtain entitlements, build quality homes and complete projects on schedule.

Focus on High Growth Core Markets in California and Other Southwestern States

Our business is well-positioned to capitalize on the broader national housing market recovery. We are focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern and Northern California and, more recently, in Colorado. Additionally, we plan to evaluate expansion opportunities on an opportunistic basis in other markets in the Southwestern United States. In Southern California, we principally operate in the counties of Los Angeles, Orange, San Diego, Ventura and Riverside-San Bernardino, and in Northern California, we principally operate in the counties of Santa Clara, San Mateo and Alameda. In Colorado, we anticipate that we will principally operate in the counties of Douglas, Denver, Arapahoe and Jefferson. These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Moreover, our management team has deep local market knowledge of the California and Colorado homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to efficiently source, entitle and close on land.

Attractive Land Positions to Support Future Growth

We believe that we have strong land positions strategically located within our core markets, all of which have been acquired since 2010. We select communities with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics that we believe will support long-term growth. Our Southern California assets are well located along key transportation corridors in major job centers in our submarkets. In Northern California, our assets are located within and around the Silicon Valley, a major employment center. Additionally, our planned project in Castle Rock, Colorado is conveniently located near the hub of the Denver Tech Center, a major employment center in Denver, with a concentration of larger technology and communications companies and excellent schools.

Strong Operational Discipline and Controls

Our management team possesses significant operating expertise, including running a much larger public homebuilder. The perspective gained from that experience has helped shape the strict discipline and hands-on approach with which our company is managed. From monthly “dashboard” updates on each project to quarterly operating committee review and financial accountability at the project management level, our strict operating discipline is a key part of our strategy to maximize returns while minimizing risk.

Our Relationship with Starwood Capital Group

We believe that our relationship with Starwood Capital Group, which has approximately $20 billion of real estate-related assets under management, gives us a strong competitive advantage, in particular by providing us with access to the personnel, relationships and the investing and operational expertise of Starwood Capital Group. Additionally, Barry Sternlicht, the Chairman and Chief Executive Officer of Starwood Capital Group, is also the chairman of our board. As a former Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., a Fortune 500 company, and current Chairman and Chief Executive Officer of Starwood Property Trust, Inc., a commercial real estate finance company, Mr. Sternlicht brings a unique perspective on building a world class real estate operating business to the chairman position. The Starwood Fund will have the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs will agree to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%.

Through our relationship with Starwood Capital Group, our management team has drawn upon the deep real estate knowledge base of Starwood Capital Group’s personnel and its established track record of investing in real estate operating companies. Starwood Capital Group has invested in most major classes of real estate, including residential land and communities, multi-family condominiums and apartments, office, industrial, retail, hotel, senior housing, mixed-use, health clubs, resorts and golf courses. We believe that our relationship with Starwood Capital Group gives us a strong competitive advantage, in particular by providing us with access to the personnel, relationships and the investing and operational expertise of Starwood Capital Group. Affiliates of Starwood Capital Group may make available to us for purchase, at market prices, certain of their owned residential land holdings. See Item 13, “Certain Relationships and Related Party Transactions” for a description of transactions with affiliates of the Starwood Capital Group.

No Legacy Issues

Given our recent formation in 2009 and that our current land inventory was accumulated following the Starwood Fund’s investment in us in September 2010, we do not have distressed legacy assets or liabilities to manage, unlike many competitors that were affected by the unprecedented downturn in the real estate markets that resulted from the recession of 2008 – 2009. As a result, all of our real estate assets as well as those we have under option contracts, purchase contracts or non-binding letters of intent are located in markets that we targeted after the downturn commenced, whereas many of our competitors continue to own legacy properties in economically stagnant locations or land options either on undesirable properties or with unfavorable terms. The absence of legacy issues has also allowed us to hire experienced and talented real estate development personnel who became available during the downturn. We believe that our strong balance sheet and absence of legacy issues enables us to focus on future growth, as opposed to having resources diverted to manage troubled assets.

Our Business Strategy

Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern and Northern California and, more recently, Colorado, as well as the eventual entry into other Southwestern markets. Our business strategy is driven by the following:

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders, as well as our relationship with Starwood Capital Group, will enable us to continue to acquire well-positioned land parcels in our target markets in Southern and Northern California, Colorado and other Southwestern markets and provide us access to a greater number of acquisition opportunities. We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target customer’s expectations, while operating at competitive costs. We also believe that our strategy of holding an inventory of land that will provide us with a two to three year supply of developed lots and focusing on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales allows us to limit exposure to land development and market cycle risk while pursuing attractive returns on our capital. We also seek to minimize our exposure to land risk through disciplined management of entitlements, as well as the use of land options and other flexible land acquisition arrangements.

Increase Market Position in Growth Markets

We believe that there are significant opportunities to profitably expand in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital over the next several years. While our primary growth strategy will focus on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into other markets through organic growth or acquisition.

Provide Superior Design and Homeowner Experience and Service

We consider ourselves a “progressive” homebuilder driven by exemplary customer experience, cutting-edge product development and exceptional execution. Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to the buyer’s lifestyle needs and enhancing communication, knowledge and satisfaction. We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants. As a result, our selling process focuses on the homes’ features, benefits, quality and design in addition to the traditional metrics of price and square footage. In addition, we devote significant resources to the research and design of our homes to better meet the needs of our buyers. Through our “TRI-e3 Green” platform, we provide homes that we believe are earth-friendly, enhance homeowners’ comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes. Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of buyers referred to our communities.

Offer a Diverse Range of Products

We are a builder with a wide variety of product lines that enable us to meet the specific needs of each of our core markets, which we believe provides us with a balanced portfolio and an opportunity to increase market share. We have demonstrated expertise in effectively building homes across product offerings from entry-level through first-time and second-time “move-up” housing. We spend extensive time studying and designing our products through the use of architects, consultants and homeowner focus groups for all levels and price points in our target markets. We believe our diversified product strategy enables us to best serve a wide range of buyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk. Within each of our core markets we determine the profile of buyers we hope to address and design neighborhoods and homes with the specific needs of those buyers in mind.

Focus on Efficient Cost Structure and Target Attractive Returns

We believe that our homebuilding platform, which carries no legacy assets or liabilities, and our focus on controlling costs position us well to generate attractive returns for our investors. Our experienced management team is vigilant in maintaining its focus on controlling costs. We competitively bid each phase of development while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.

We combine decentralized management in those aspects of our business where we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where we believe central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support the planned future growth of our company as a result of executing our expansion strategy.

Utilize Prudent Leverage

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. At that date, our aggregate loan commitments consisted of a $30 million secured revolving credit facility, which provides financing for several real estate projects, two project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized.

Description of Completed Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of December 31, 2012 and includes information for all completed projects from our inception and current projects under development where we are building and selling homes for our own account and all completed projects from our inception and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes(2)	Cumulative Homes Delivered as of December 31, 2012	Lots as of December 31, 2012(3)	Backlog as of December 31, 2012(4)(5)	Homes Closed for the Year Ended December 31, 2012	Sales Price Range (in 000’s)(6)
Owned Projects
Southern California
Orange County:
Brio, La Habra	2013	91	—	91	—	—	$440 – $480
Rancho Mission Viejo	2013	105	—	105	—	—	$580 – $630
San Diego County:
Eagle Ridge, Oceanside	2010	30	30	—	—	12	$425 – $435
Candera, San Marcos	2012	50	13	37	27	13	$310 – $380
Candera, San Marcos	2012	8	6	2	1	6	$440 – $490
Altana, San Diego	2013	45	—	45	—	—	$585 – $645
Riverside County:
Amberview, Riverside	2012	11	11	—	—	11	$390 – $440
Topazridge, Riverside	2012	68	14	54	5	14	$390 – $445
Sagebluff, Riverside	2012	47	23	24	11	23	$362 – $380
Los Angeles County:
Los Arboles, Simi Valley	2012	43	24	19	6	24	$387 – $422
Tamarind Lane, Azusa	2012	62	10	52	3	10	$440 – $452
Tamarind Lane II, Azusa	2014	25	—	25	—	—	$440 – $452
Playa Vista, Los Angeles	2014	66	—	66	—	—	$855 – $955

Southern California Total		651	131	520	53	113

Northern California
Santa Clara County:
Chantrea, San Jose	2012	38	15	23	7	15	$1,245 – $1,515
Ironhorse South, Morgan Hill	2012	37	16	21	8	16	$515 – $675
Ironhorse North, Morgan Hill	2013	32	—	32	—	—	$565 – $730
Avellino, Mountain View	2013	59	—	59	—	—	$825 – $1,025
San Mateo County:
Amelia, San Mateo	2013	63	—	63	—	—	$710 – $1,050

Northern California Total		229	31	198	15	31

Colorado
Douglas County:
Terrain, Castle Rock	2013	149	—	57	—	—	$271 – $334

Colorado Total		149	—	57	—	—

Company Total—Owned Projects		1,029	162	775	68	144

Fee Building Projects
Southern California
Orange County:
San Marino, Irvine(7)	2011	39	36	3	—	16	N/A
Ventura County:
Meridian Hills, Moorpark(8)	2013	83	—	83	—	—	$620 – $775
Lagunitas, Carpinteria(8)	2013	73	10	63	25	10	$466 – $890

Southern California Total		195	46	149	25	26

Company Total—Fee Building Projects		195	46	149	25	26

Grand Totals:
Owned Projects		1,029	162	775	68	144
Fee Building Projects		195	46	149	25	26

		1,224	208	924	93	170

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots and fee building lots as of December 31, 2012 include owned lots and fee building lots in backlog as of December 31, 2012.
(4)	Backlog consists of homes under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not closed as of December 31, 2012, 68 represent homes completed or under construction on our owned projects and 25 represent homes completed on our fee building projects.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.

(7)	We entered into a construction management agreement to only build homes in this community for an independent third-party property owner. This project is marketed under the third-party owner’s name.
(8)

We entered into a construction management agreement to build, sell and market homes in this community for an independent third-party property owner. This project is marketed under the TRI Pointe Homes brand name.

Owned and Controlled Lots

As of December 31, 2012, we owned or controlled, pursuant to option contracts, purchase contracts or non-binding letters of intent, an aggregate of 1,550 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2012(1).

Market	Lots Owned	Lots Controlled(1)	Lots Owned and Controlled(1)
Southern California	520	257	777
Northern California	198	322	520
Colorado	57	196	253

Total	775	775	1,550

(1)

Includes lots that are under land option contracts, purchase contracts or under non-binding letters of intent. With respect to the lots under non-binding letters of intent, there can be no assurance that we will enter into binding agreements or as to the terms thereof.

Acquisition Process

As of December 31, 2012, we had 14 communities containing 775 lots under various stages of development. All of these lots are entitled. We believe that our current inventory of owned and controlled lots will be adequate to supply our homebuilding operations for approximately two to three years.

Our land acquisition strategy focuses on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a two to three-year period. Our acquisition process generally includes the following steps to reduce development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	limitation on the size of an acquisition to minimize investment levels in any one project, which is generally less than 350 lots;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	preparation of detailed budgets for all cost categories;

•	completion of environmental reviews and third-party market studies;

•	utilization of options, joint ventures and other land acquisition arrangements, if necessary; and

•

employment of centralized control of approval over all acquisitions through a land committee process. Our executive committee, which is comprised of Barry Sternlicht, the chairman of our board, Douglas Bauer, our Chief Executive Officer, and J. Marc Perrin, a member of our board has the authority to review and consider the approval of any land acquisition with a purchase price of up to $35 million.

Before purchasing a land parcel, we also engage outside architects and consultants to help review our proposed acquisition and design our homes and communities.

We acquire land parcels pursuant to purchase agreements that are often structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices. The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed to level of profits from the project. In limited instances such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances where we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or where we seek to sell the land directly to a third party or indirectly through a change in control of our company. Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.

Homebuilding, Marketing and Sales Process

Our detached homes range in size from approximately 1,300 to 4,300 square feet, and our attached homes range in size from approximately 1,250 to 2,500 square feet. The prices of our homes also vary substantially. Base sales prices for our detached homes range from approximately $300,000 to $1,500,000 and base sales prices for our attached homes range from approximately $300,000 to $1,000,000. The average sales price of our owned homes delivered was approximately $538,000 and $376,000, respectively, for years ended December 31, 2012 and 2011.

We typically develop communities in phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold. We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors. We also will attempt to delay much of the customization of a home until a qualified buyer has been approved, so as to enable the buyer to tailor the home to such buyer’s specifications; however, we will complete the build out of any unsold homes in a particular phase where deemed appropriate for marketing purposes of such home.

The design of our homes is limited by factors such as zoning requirements, building codes and energy efficiency laws. As a result, we contract with a number of architects and other consultants in connection with the design process. Substantially all of our construction work is done by subcontractors with us acting as the general contractor. We also enter into contracts as needed with design professionals and other service providers who are familiar with local market conditions and requirements. We do not have long-term contractual commitments with our subcontractors, suppliers or laborers. We maintain strong and long-standing relationships with many of our subcontractors. We believe that our relationships have been enhanced through both maintaining our schedules and making timely payment to our subcontractors. By dealing fairly, we are able to keep our key subcontractors attentive to our projects.

Sales and Marketing

In connection with the sale and marketing of our homes, we make extensive use of advertising and other promotional activities, including our website (www.TRIPointeHomes.com), mass-media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.

As of December 31, 2012, we owned 26 model homes. Generally, we build model homes at each project and have them professionally decorated to display design features. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes, customers can gain an understanding of the various design features and options available to them using third-party design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them.

We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 16% and 13% during the years ended December 31, 2012 and 2011. Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold homes was 14 homes as of December 31, 2012.

Customer Financing

We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Warranty Program

Our company currently provides a limited one year warranty covering workmanship and materials. In addition, our limited warranty (generally ranging from a minimum of two years up to the period covered by the applicable statute of repose) covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. We reserve up to 1.0% of the sales price of each home we sell to provide the customer service to our homebuyers. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.

We subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Seasonality

We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. We continue to monitor the supply markets to achieve the best prices available.

Fee Building Services

Although, since the investment by the Starwood Fund in 2010, our primary business focus is building and selling homes for our own account, we also selectively provide construction services whereby we build, market and sell homes for independent third-party property owners with whom we have revenue sharing agreements on projects typically marketed under the TRI Pointe Homes brand name (“fee building projects”). Our services with respect to fee building projects may include design, development, construction and sale of the homes, and we may take a project at any stage of development through its completion and sale. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2012 and 2011, we delivered 26 and 68 homes, respectively, at our fee building projects.

As of December 31, 2012, we had three communities containing 149 lots under various stages of development for our fee building projects. Net new home orders for our fee building projects for the years ended December 31, 2012 and 2011 were 49 and 12, respectively.

Our Financing Strategy

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. At that date, our aggregate loan commitments consisted of a $30 million secured revolving credit facility, which provides financing for several real estate projects, two project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

We carry out our business generally through a number of project-specific, wholly owned subsidiaries. Our fee building business is conducted primarily through TRI Pointe Contractors, LP, and TRI Pointe Communities, Inc. is our wholly owned subsidiary through which we conduct real estate brokerage activities relating to our business.

Segments

For financial information about our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the Consolidated Financial Statements.

Government Regulation and Environmental Matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system.

Competition

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Employees

As of December 31, 2012, we had 68 employees, 36 of whom were executive, management and administrative personnel, 11 of whom were sales and marketing personnel and 21 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Our Offices

Our principal executive offices are located at 19520 Jamboree Road, Suite 200, Irvine, California 92612. Our main telephone number is (949) 478-8600. Our internet website is www.TRIPointeHomes.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. Copies of these reports, and any amendment to them, are available free of charge upon request. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K. If any of the risks discussed in this annual report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the initial section of this annual report entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Our Business

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential buildout.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation and demand for housing. Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards and large supplies of foreclosures, resales and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices and increasing pricing pressure. In the event that these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels. “Shadow inventory” refers to the number of homes with a mortgage that are in some form of distress but that have not yet been listed for sale. Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. A significant shadow inventory in our markets could, were it to be released into our markets, adversely impact home prices and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, an important segment of our customer base consists of first time and second time “move-up” buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales. Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Southern and Northern California and, more recently, Colorado, as well as the eventual entry into other Southwestern markets. In Southern California, we principally operate in the counties of Los Angeles, Orange, San Diego, Ventura and Riverside-San Bernardino, and in Northern California, we principally operate in the counties of Santa Clara, San Mateo and Alameda. In Colorado, we anticipate that we will principally operate in the counties of Douglas, Denver, Arapahoe and Jefferson. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For the year ended December 31, 2012, we generated all of our revenues from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. If these conditions in California persist or worsen, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. If the current, relatively weak buyer demand for new homes in California continues or worsens, home prices could stagnate or continue to decline, which would have a material adverse effect on us.

Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.

Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes. Many of our homebuyers must sell their existing homes in order to buy a home from us. Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. In general, these developments have delayed any general improvement in the housing market. If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.

Substantially all purchasers of our homes finance their acquisitions with mortgage financing. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and mortgage loans. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted. However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, which could materially and adversely affect us.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect upon the demand for our home products, which could be material to our business.

Changes in federal income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of development projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments and/or to develop the housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We face potentially substantial risk with respect to our land and lot inventory.

We intend to acquire land parcels for replacement and expansion of land inventory within our current and any new markets. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The market value of land parcels, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder, we are subject to numerous risks, many of which are beyond our management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or raw materials, which could delay project completion and cause increases in the prices for labor or raw materials, thereby affecting our sales and profitability. Our current markets are primarily in Southern and Northern California, areas which have historically experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence. In addition to directly damaging our projects, earthquakes, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or land development- or home construction-related requirements that we will be unable to fully recover (due to market conditions or other factors), and reduce our homebuilding gross margins and adversely affect our consolidated financial statements, potentially to a material degree. As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our consolidated financial statements. This is a particular concern in California, which has instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Our business and results of operations are dependent on the availability and skill of subcontractors.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors during times of material shortages and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. Certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain our subcontractors. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. We reserve up to 1.0% of the sales price of each home we sell to provide the customer service to our homebuyers. These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be injured.

Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market. A reduction in available tradespeople will likely exacerbate labor shortages when demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the areas in which we operate, particularly in Southern and Northern California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. In addition, power shortages and rate increases may adversely affect the local economies in which we operate, which may reduce demand for housing in our markets. Our operations may be adversely impacted if further rate increases and/or power shortages occur.

New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may be unable to obtain suitable bonding for the development of our housing projects.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and delay completion of our projects.

We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some buyers may not want to purchase a home with a mitigation system.

We may not be able to compete effectively against competitors in the homebuilding industry.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

The cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 16% and 13% during the years ended December 31, 2012 and 2011, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

We are subject to product liability and warranty claims arising in the ordinary course of business.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. While we maintain general liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, in the event we determine to obtain product liability insurance, the coverage offered by and availability of such insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted, become more costly or even be available. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and our home sales.

In addition, we conduct the substantial portion of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller California operations.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for operations, as well as the value of our real estate assets. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	reductions in the level of demand for and increases in the supply of land suitable for development;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms or at all;

•

unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•

changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S.

generally accepted accounting principles (“GAAP”), and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business. If the market continues to have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interests rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Conflicts of Interest

The Starwood Fund holds a significant equity interest in our company and its interests may not be aligned with yours.

The Starwood Fund beneficially owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock as of March 7, 2013. The Starwood Fund is managed by an affiliate of Starwood Capital Group. For so long as the Starwood Fund continues to beneficially own a controlling stake in us, the Starwood Fund will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. In addition, the Starwood Fund has the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs have agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%. The Starwood Fund’s interests may not be fully aligned with yours and this could lead to a strategy that is not in your best interests. In addition, the Starwood Fund’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our common stock might otherwise receive a premium for your shares over the then-current market price.

Moreover, if the Starwood Fund’s beneficial ownership of our common stock were to exceed 50%, we may elect to be treated as a “controlled company” for purposes of the New York Stock Exchange, which would allow us to opt out of certain corporate governance requirements, including requirements that a majority of the board of directors consist of independent directors and that the compensation committee and nominating committee be composed entirely of independent directors. We do not currently qualify to rely on the controlled company exemptions; however, to the extent we may qualify in the future, we may choose to take advantage of these exemptions.

As a result of Starwood Capital Group’s relationship with our company, conflicts of interest may arise with respect to any transactions involving or with Starwood Capital Group or its affiliates.

Barry Sternlicht, the chairman of our board, is the Chairman and Chief Executive Officer, and J. Marc Perrin, a member of our board, is a Managing Director, of Starwood Capital Group. As a result of our relationship with Starwood Capital Group, there may be transactions between us and Starwood Capital Group that could present an actual or perceived conflict of interest. These conflicts of interest may lead Mr. Sternlicht and Mr. Perrin to recuse themselves from actions of our board of directors with respect to any transactions involving or with Starwood Capital Group or its affiliates, or with Starwood Property Trust, Inc., a New York Stock Exchange-listed public mortgage REIT managed by an affiliate of Starwood Capital Group. In addition, Mr. Sternlicht and Mr. Perrin will devote only a portion of their business time to their duties with our board of directors, and they will devote the majority of their time to their duties with Starwood Capital Group and other commitments.

In addition to the acquisition of lots in Azusa, California and Castle Rock, Colorado from an entity managed by or partially owned by an affiliate of Starwood Capital Group referred to under “Certain Relationships and Related Party Transactions”, we may in the future acquire additional land from affiliates of Starwood Capital Group. Any such acquisitions will be separately considered for approval by our independent directors.

We have no contractual right to access the personnel, relationships or the investing and operational expertise of Starwood Capital Group, which may be withheld from us at any time, and we are likely to lose such access if and when the Starwood Fund ceases to hold a material investment in our company. Starwood Capital Group may pursue competing transactions.

We believe that our relationship with Starwood Capital Group provides us with a competitive advantage by providing us with access to the personnel, relationships and the investing and operational expertise of Starwood Capital Group. However, we have not entered into, nor do we anticipate entering into, any exclusivity agreements with Starwood Capital Group, and we have no contractual right to access Starwood Capital Group’s personnel, relationships or expertise. Starwood Capital Group may cease to provide us with access to its personnel, relationships and expertise at any time, or from time to time, and we are likely to lose such access if and when the Starwood Fund ceases to hold a material investment in our company. Our inability to access Starwood Capital Group’s personnel, relationships or expertise as we currently expect, or the loss of such access in the future, could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations. For example, we believe that our relationship with Starwood Capital Group provides us with access to a greater number of acquisition opportunities than our competitors, and if we do not have access to those opportunities as we currently expect, our ability to grow could be significantly limited, and the number of homes that we build and sell could be materially lower than what we currently anticipate.

In addition, Starwood Capital Group is under no obligation to engage in any transactions with us, to present any acquisition opportunities to us or to assist us in any way in acquiring land parcels. As a result, Starwood Capital Group may pursue transactions that are competitive with our business, including engaging in acquisitions and/or sales of land and other residential properties for its own benefit, or for the benefit of entities that its affiliates manage, with third parties. In addition, Starwood Capital Group may sell land suitable for residential buildout in our current or target markets to our competitors. Any of the foregoing activities by Starwood Capital Group could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Although we do not pay any fees to Starwood Capital Group or its affiliates, we have reimbursed Starwood Capital Group for certain due diligence expenses, and for the out-of-pocket travel and lodging expenses of representatives of the Starwood Fund for their attendance at board and other meetings and in connection with site visits or other business of our company. We reimbursed Starwood Capital Group $4,166, $79,464 and $0 during the years ended December 31, 2012, 2011 and 2010, respectively.

The employment agreements of our executive officers were not negotiated on an arm’s length basis and we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with them.

We have entered into amended and restated employment agreements with Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, pursuant to which they will devote their full business time and attention to our affairs. See “Item 11, Executive Compensation.” These employment agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with the individuals party to these agreements.

Risks Related to Our Indebtedness

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt which is likely to result in acceleration of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•

we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our land parcels.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our land parcels or other assets because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.

As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect us.

We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

Risks Related to Our Organization and Structure

We have a limited operating history and we may not be able to successfully operate our business.

Our predecessor was formed in April 2009 and TPH LLC was formed in September 2010. On January 30, 2013, TRI Pointe Homes, LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed TRI Pointe Homes, Inc. Given our limited operating history, you will have little historical information upon which to evaluate our prospects, including our ability to acquire desirable land parcels, develop such land and market our homes. In addition, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this annual report on Form 10-K. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, each of whom would be difficult to replace. Although we have entered into amended and restated employment agreements with Messrs. Bauer, Mitchell and Grubbs, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. Although we are currently considering our coverages, we have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.

Our amended and restated employment agreements with Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.

Our charter and bylaws and Delaware law contain provisions that may delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock. Certain of these provisions are described below.

Selected provisions of our charter and bylaws. Our charter and/or bylaws contain anti-takeover provisions that:

•

authorize our board of directors, without further action by the stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series and establish the rights and other terms of that series;

•	require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer;

•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;

•	provide that our bylaws may be amended by our board of directors without stockholder approval;

•	allow our directors to establish the size of our board of directors by action of our board, subject to a minimum of three members;

•

provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and

•	prohibit us from engaging in certain business combinations with any “interested stockholder” unless specified conditions are satisfied as described below under “—Selected provisions of Delaware law.”

Selected provisions of Delaware law. We have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203 of the DGCL. Specifically, our charter provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:

•

prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder;

•

upon consummation of the transaction which resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding certain shares; or

•

at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. However, in the case of our company, the Starwood Fund and any of its affiliates and subsidiaries and any of their permitted transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors will determine our operational policies, investment guidelines and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this annual report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The obligations associated with being a public company will require significant resources and management attention.

As a public company with listed equity securities, we will need to comply with new laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the Securities and Exchange Commission (the “SEC”) and requirements of the New York Stock Exchange, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. However, we are an “emerging growth company,” as defined in the JumpStart Our Business Startups (“JOBS”) Act, and, so for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.

These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of this offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Any joint venture investments that we make could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We may become subject to litigation, which could materially and adversely affect us.

In the future we may become subject to litigation, including claims relating to our operations, security offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

An information systems interruption or breach in security could adversely affect us.

We rely on fully integrated accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Failure by our directors, executives or employees to comply with applicable codes of conduct could materially and adversely affect us and the market price of our stock.

We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for senior executives and financial officers. Our adoption of these codes and other standards of conduct is not a representation or warranty that all persons subject to those codes or standards are or will be in complete compliance. The failure of a director, executive or employee to comply with applicable codes or standards of conduct may result in termination of the relationship and/or adverse publicity, either of which could materially and adversely affect us and the market price of our stock.

Risks Related to Ownership of Our Common Stock

A trading market for our common stock may not be sustained and our common stock prices may be volatile and could decline substantially following this offering.

Prior to our initial public offering, there was no market for shares of our common stock. Although our common stock is listed on the New York Stock Exchange under the symbol “TPH,” an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their common stock.

If an active market is not maintained, the market price of our common stock may decline and you may sell. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our board of directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock (including equity or debt securities convertible into common stock), options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by the Starwood Fund or another large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock.

As of March 7, 2013, the members of our management team collectively beneficially owned 1,850,340 shares of our common stock (excluding grants of restricted stock units and options to purchase shares of our common stock), which represents 5.9% of our common stock outstanding. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In addition, the members of our management team and other officers and employees have been granted an aggregate of 150,000 restricted stock units and the members of our management team have been granted options to purchase an aggregate of 282,201 shares of our common stock (with a strike price equal to $17.00 per share), in each case pursuant to our 2013 Long-Term Incentive Plan and our director nominees have been granted an aggregate of 9,412 restricted stock units pursuant to our 2013 Long-Term Incentive Plan. Further, as of March 7, 2013, the Starwood Fund beneficially owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock outstanding. In connection with our initial public offering, we, our officers and directors, the Starwood Fund and the third-party investor in TPH LLC have agreed that, and purchasers of our shares through the directed share program will agree that, for a period of 180 days from January 30, 2013, we and they will not, without the prior written consent of Citigroup Global Markets Inc., as representative of the several underwriters of our initial public offering dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock, subject to certain exceptions. Citigroup Global Markets Inc. in its sole discretion may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. If the restrictions under the lock-up agreements are waived, shares of our common stock may become available for resale into the market, subject to applicable law, which could reduce the market price for our common stock.

Pursuant to his employment agreement, each member of our management team has agreed that, for a period of 36 months following the completion of our initial public offering, during any calendar quarter, he will not sell shares of our common stock in an amount exceeding the greater of (1) 10% of the shares of our common stock owned by him on the date of the completion of this offering and (2) the percentage of shares of our common stock that has been sold or otherwise disposed of by the Starwood Fund during such calendar quarter. Any sales of shares of our common stock made pursuant to the foregoing will be subject to the restrictions imposed by the lock-up agreements referenced above and by applicable law.

We have entered into a registration rights agreement with the members of TPH LLC, including the Starwood Fund, the members of our management team and a third-party investor, with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the members of TPH LLC and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.

We have filed a registration statement on Form S-8 to register the total number of shares of our common stock that may be issued under our 2013 Long-Term Incentive Plan, including the restricted stock units to be granted to the members of our management team, other officers and employees and our director nominees, as well as the options to purchase shares of our common stock to be granted to the members of our management team, in each case upon the completion of this offering pursuant to our 2013 Long-Term Incentive Plan.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

We believe we are and will remain a “United States real property holding corporation” for United States federal income tax purposes. As a result, a non-U.S. holder generally will be subject to United States federal income tax on any gain realized on a sale or disposition of shares of our common stock, and a purchaser of the stock generally will be required to withhold and remit to the Internal Revenue Service (the “IRS”) 10% of the purchase price, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively hold more than 5% of our common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder’s holding period in such stock. A non-U.S. holder also will be required to file a United States federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to United States federal income tax.

No assurance can be given that our common stock will remain regularly traded in the future. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We lease our corporate headquarters located in Irvine, California. The lease on this facility consists of approximately 13,000 square feet and expires in October 2016. In addition we lease divisional offices in Northern, CA and Colorado. The lease on the facility in Northern, CA consists of approximately 3,500 square feet and expires in July 2014. The lease on the facility in Colorado consists of approximately 5,000 square feet and expires in June 2018.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 7, 2013, we had 12 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the ticker symbol “TPH” and began trading on January 31, 2013. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”

On January 31, 2013, we closed the initial public offering pursuant to which we sold 10 million shares of our Common Stock at a public offering price of $17.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No. 333-185642), which the Securities and Exchange Commission declared effective on January 30, 2013. The offering did not terminate before all of the securities registered by the registration statement were sold. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., FBR Capital Markets & Co., Moelis & Company LLC and JMP Securities acted as the underwriters. We raised approximately $155.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $11.9 million and an estimated amount of other net offering expenses of $2.5 million. The registration statement also included 5,742,350 shares of our Common Stock sold by the selling stockholder for approximately $90.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.8 million. Although we do not pay any fees to Starwood Capital Group or its affiliates, we have reimbursed Starwood Capital Group for certain due diligence expenses and for the out-of-pocket travel and lodging expenses of representatives of the Starwood Fund for their attendance at board and other meetings and in connection with site visits or other business of our company. We reimbursed Starwood Capital Group $4,166, $79,464 and $0 during the years ended December 31, 2012, 2011 and 2010, respectively. No payments were made by us to any other directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 1, 2013 pursuant to Rule 424(b) of the Securities Act. We have invested the funds received in a variety of capital preservation investments, including short-term, interest-bearing investment grade securities, money market accounts, certificates of deposits and direct or guaranteed obligations of the U.S. government.

Item 6.         Selected Financial Data

The following sets forth our selected financial and operating data on a historical basis. You should read the following summary of selected financial data in conjunction with our consolidated historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.

Our historical consolidated balance sheet information as of December 31, 2012 and 2011, and consolidated statements of operations information for the years ended December 31, 2012 and 2011, the period from September 24, 2010 (inception date of TRI Pointe Homes, LLC) through December 31, 2010 and the period from January 1, 2010 through September 23, 2010 (our predecessor) have been derived from the historical consolidated financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this annual report on Form 10-K. From April 2009 to September 23, 2010, our principals were engaged primarily in the business of constructing homes for independent third-party property owners through a number of different entities.

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Statement of Operations Data:
Home sales	$77,477,000	$13,525,000	$4,143,000	$—
Cost of home sales	(63,688,000)	(12,075,000)	(3,773,000)	—

Homebuilding gross profit	13,789,000	1,450,000	370,000	—
Fee building gross margin	149,000	150,000	814,000	2,665,000
Sales and marketing	(4,636,000)	(1,553,000)	(408,000)	(136,000)
General and administrative	(6,772,000)	(4,620,000)	(1,875,000)	(1,401,000)
Organizational costs	—	—	(1,061,000)	—
Other expense, net	(24,000)	(20,000)	(15,000)	(43,000)

Net income (loss)	$2,506,000	$(4,593,000)	$(2,175,000)	$1,085,000

Pro forma income (loss) per share(1)
Basic	$0.12	$(0.36)

Diluted	$0.12	$(0.36)

Operating Data-Owned Projects:
Net new home orders	204	42	9	4
New homes delivered	144	36	11	—
Average sales price of homes delivered	$538,000	$376,000	$377,000	$—
Cancellation rate	16%	13%	19%	20%
Average selling communities	5.4	2.0	2.0	1.0
Selling communities at end of period	7	3	2	1
Backlog at end of period, number of homes	68	8	2	4
Backlog at end of period, aggregate sales value	$33,287,000	$3,364,000	$696,000	$1,392,000

(1)	Pro forma for the conversion of members’ equity in TPH LLC into shares of common stock.

	December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Balance Sheet Data (at period end):
Cash and cash equivalents	$19,824,000	$10,164,000	$11,744,000	$6,029,000
Real estate inventories	$194,083,000	$82,023,000	$14,108,000	$8,117,000
Total assets	$217,516,000	$93,776,000	$30,096,000	$15,672,000
Notes payable	$57,368,000	$6,873,000	$3,462,000	$4,494,000
Total liabilities	$68,363,000	$11,285,000	$5,238,000	$4,983,000
Members’ equity	$149,153,000	$82,491,000	$24,858,000	$10,689,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data” and “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.

Consolidated Financial Data:

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Revenues:
Home sales	$77,477,000	$13,525,000	$4,143,000	$—
Fee building	1,073,000	5,804,000	14,844,000	19,853,000

	78,550,000	19,329,000	18,987,000	19,853,000

Expenses:
Cost of home sales	63,688,000	12,075,000	3,773,000	—
Fee building	924,000	5,654,000	14,030,000	17,188,000
Sales and marketing	4,636,000	1,553,000	408,000	136,000
General and administrative	6,772,000	4,620,000	1,875,000	1,401,000

	76,020,000	23,902,000	20,086,000	18,725,000

Income (loss) from operations	2,530,000	(4,573,000)	(1,099,000)	1,128,000
Organizational costs	—	—	(1,061,000)	—
Other expense, net	(24,000)	(20,000)	(15,000)	(43,000)

Net income (loss)	$2,506,000	$(4,593,000)	$(2,175,000)	$1,085,000

Matters Affecting the Comparability of Our Financial Results

On September 24, 2010, we received an equity commitment of $150 million from the Starwood Fund, a private equity fund managed by an affiliate of Starwood Capital Group, a private equity firm founded and controlled by Barry Sternlicht, the chairman of our board. Prior to the Starwood Fund’s investment, most of our operations consisted of “fee building projects” in which we built, marketed and sold homes for independent third-party property owners with whom we have revenue sharing agreements on projects typically marketed under the TRI Pointe Homes brand name.

For periods prior to September 24, 2010, the date on which the Starwood Fund agreed to make its investment in us, we conducted our business through a number of different entities, which we refer to collectively as “our predecessor.” For periods from and after September 24, 2010 and prior to the completion of our formation transactions, we conducted our business through TPH LLC. As a result of the foregoing, the financial and operational data for 2010 that is presented and discussed in this annual report on Form 10-K is generally bifurcated between the period during 2010 that our business was conducted through our predecessor (January 1, 2010 through September 23, 2010) and the period during 2010 that our business was conducted through TPH LLC (September 24, 2010 through December 31, 2010). The historical results of operations of our predecessor may not be comparable to the results of operations of TPH LLC because each of our predecessor and TPH LLC used a different basis of accounting and our homebuilding operations have been our strategic focus since September 24, 2010 compared to our predecessor’s focus on fee building services prior to such date.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net New Home Orders and Backlog

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Net new home orders	204	42	162	386%
Cancellation rate	16%	13%	3%	23%
Average selling communities	5.4	2.0	3.4	170%
Selling communities at end of period	7	3	4	133%
Backlog (dollar value)	$33,287,000	$3,364,000	$29,923,000	890%
Backlog (units)	68	8	60	750%
Average sales price of backlog	$490,000	$421,000	$69,000	16%

Net new home orders for the year ended December 31, 2012 increased 386% to 204, compared to 42 during the prior year. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2012 was 37.8 per average selling community (3.15 monthly), compared to 21.0 per average selling community (1.75 monthly) during the prior year. Our monthly absorption rates increased despite an increase in our cancellation rate. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 16% for the year ended December 31, 2012 as compared to an unusually low 13% during the prior year. We believe our current cancellation rate of 16% is more representative of an industry average cancellation rate as compared to 13% for the year ended December 31, 2011. We experienced substantial order growth primarily due to an increase in our average selling community count. Our average number of selling communities increased by 3.4 communities from 2.0 for the year ended December 31, 2011 to 5.4 for the year ended December 31, 2012. The increase was due to our opening seven new selling communities for the year ended December 31, 2012, offset by final net new home orders at two selling communities. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog units of 60 homes was driven by the 386% increase in net new home orders during the year ended December 31, 2012 as compared to the previous year. The dollar value of backlog increased $29.9 million, or 890%, as of December 31, 2012 from $3.4 million as of December 31, 2011. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog of 60, or 750%, to 68 homes as of December 31, 2012 from 8 homes as of December 31, 2011 and an increase in the average sales price of homes in backlog. We experienced an increase in the average sales price of homes in backlog of $69,000, or 16%, to $490,000 as of December 31, 2012 compared to $421,000 as of December 31, 2011 due to the introduction of new product at seven new communities with a shift to larger square footage homes with corresponding higher average sales prices in the 2012 period, including one move-up product. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in subsequent periods.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
New homes delivered	144	36	108	300%
Home sales revenue	$77,477,000	$13,525,000	$63,952,000	473%
Average sales price of homes delivered	$538,000	$376,000	$162,000	43%

New home deliveries increased 108, or 300%, to 144 during the year ended December 31, 2012 from 36 during the prior year. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities.

Home sales revenue increased $64.0 million, or 473%, to $77.5 million for the year ended December 31, 2012 from $13.5 million for the prior year. The increase was primarily attributable to: (1) an increase in revenue of $46.5 million due to a 300% increase in homes closed to 144 for the year ended December 31, 2012 from 36 for the prior year, and (2) an increase in revenues of $17.5 million related to an increase in average sales price of $162,000 per unit to $538,000 for the year ended December 31, 2012 from $376,000 for the prior year. The increase in the average sales price of homes delivered was attributable to a change in product mix from the deliveries at five new communities for the year ended December 31, 2012.

Homebuilding

	Year Ended December 31,
	2012	%	2011	%
Home sales	$77,477,000	100.0%	$13,525,000	100.0%
Cost of home sales	63,688,000	82.2%	12,075,000	89.3%

Homebuilding gross margin	13,789,000	17.8%	1,450,000	10.7%
Add: interest in cost of home sales	872,000	1.1%	269,000	2.0%

Adjusted homebuilding gross margin(1)	$14,661,000	18.9%	$1,719,000	12.7%

Homebuilding gross margin percentage	17.8%		10.7%

Adjusted homebuilding gross margin percentage(1)	18.9%		12.7%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $51.6 million, or 427%, to $63.7 million for the year ended December 31, 2012 from $12.1 million for the prior year. The increase was primarily due to a 300% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2012. Our homebuilding gross margin percentage increased to 17.8% for the year ended December 31, 2012 as compared to 10.7% for the prior year, primarily due to the delivery unit mix from our new communities, including the first deliveries in our Northern California projects which are generating higher gross margins.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 18.9% for the year ended December 31, 2012, compared to 12.7% for the prior year. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building

	Year Ended December 31,
	2012	%	2011	%
Home sales	$1,073,000	100.0%	$5,804,000	100.0%
Cost of home sales	924,000	86.1%	5,654,000	97.4%

Fee building gross margin	149,000	13.9%	150,000	2.6%

As of December 31, 2012, we had entered into two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. In addition, we completed one fee building project in Irvine, California, whereby all homes were completed and delivered to the third-party property owner, leaving three active model homes remaining unsold and scheduled to be delivered in 2013. Fee building revenue, which was all recorded in Southern California, decreased $4.7 million, or 82%, to $1.1 million for the year ended December 31, 2012 from $5.8 million for the prior year. Fee building cost decreased $4.7 million, or 84%, to $924,000 for the year ended December 31, 2012 from $5.7 million for the prior year. Fee building revenue and cost decreased primarily due to the close out of two of the three fee building projects in 2011, leaving only one remaining fee building project for the year ended December 31, 2012, which completed construction activity in early 2012. The two new fee building projects mentioned above, one of which began in September 2012, began generating fee building revenue and cost in October 2012. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2012	2011	2012	2011
Sales and marketing	$4,636,000	$1,553,000	6.0%	11.5%
General and administrative (“G&A”)	6,772,000	4,620,000	8.7%	34.2%

Total sales and marketing and G&A	$11,408,000	$6,173,000	14.7%	45.6%

Sales and marketing expense increased $3.1 million, or 199%, to $4.6 million for the year ended December 31, 2012 from $1.5 million for the prior year. The increase in sales and marketing expense was primarily attributable to a 157% increase in the average number of selling communities and a 300% increase in the number of homes delivered for the year ended December 31, 2012 compared to the prior year. Sales and marketing expense was 6.0% and 11.5% of home sales revenue for the years ended December 31, 2012 and 2011, respectively.

General and administrative expenses increased $2.2 million, or 47%, to $6.8 million for the year ended December 31, 2012 from $4.6 million for the prior year. The increase was primarily attributed to (1) an increase of $1.7 million in our compensation-related expenses resulting largely from a 38% increase in our office headcount to 36 employees as of December 31, 2012 compared to 26 as of December 31, 2011, (2) an increase of $225,000 in office rent and office related expenses due to our growth, and our resulting move to our Northern California office in August 2011 and our larger Southern California office in November 2011, and (3) moderate increases in outside professional services, depreciation, travel and other miscellaneous expenses related to increased operations from our growth in 2012. Our general and administrative expense as a percentage of home sales revenue was 8.7% and 34.2% for the year ended December 31, 2012 and 2011, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $5.2 million, or 85%, to $11.4 million for the year ended December 31, 2012 from $6.2 million in the prior year. Total SG&A expense was 14.7% and 45.6% of home sales revenue for the years ended December 31, 2012 and 2011, respectively. We expect that our SG&A expense as a percentage of home sales revenue will continue to decrease as our increase in new home deliveries from growth in our community count generate increased home sales revenue.

Other Expense, Net

Other expense, net, remained relatively consistent at $24,000 for the year ended December 31, 2012 compared to $20,000 for the prior year.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $2,077,000 million and $171,000 for the year ended December 31, 2012 and 2011, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the year ended December 31, 2012 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Net Income (Loss)

As a result of the foregoing factors, net income for the year ended December 31, 2012 was $2.5 million compared to net loss for the year ended December 31, 2011 of $(4.6) million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
Lots Owned
Southern California	520	301	219	73%
Northern California	198	107	91	85%
Colorado	57	—	57	N/A

Total	775	408	367	90%

Lots Controlled(1)
Southern California	257	326	(69)	(21)%
Northern California	322	59	263	446%
Colorado	196	—	196	N/A

Total	775	385	390	101%

Total Lots Owned and Controlled(1)	1,550	793	757	95%

(1)

Includes lots that are under a land option contract, purchase contract or a non-binding letter of intent. With respect to lots under a non-binding letter of intent, there can be no assurance that we will enter into binding agreements or as to the terms thereof.

Year Ended December 31, 2011 Compared to the Period from September 24, 2010 through December 31, 2010

Net New Home Orders and Backlog

	Year Ended December 31, 2011	Period From September 24, 2010 (Inception) Through December 31, 2010

			Increase (Decrease)
			Amount	%
Net new home orders	42	9	33	367%
Cancellation rate	13%	19%	(6)%	(32)%
Average selling communities	2.0	2.0	—	0%
Selling communities at end of period	3	2	1	50%
Backlog (dollar value)	$3,364,000	$696,000	$2,668,000	383%
Backlog (units)	8	2	6	300%
Average sales price of backlog	$421,000	$348,000	$73,000	21%

Net new home orders for the year ended December 31, 2011 increased 33, or 367%, to 42 compared to nine for the period from September 24, 2010 through December 31, 2010. Our overall absorption rate for the year ended December 31, 2011 was 21.0 per average selling community (1.75 monthly), compared to 4.5 per average selling community (1.50 monthly) for the period from September 24, 2010 through December 31, 2010. Our absorption rate per average selling community increased and we experienced substantial order growth because of the comparison of twelve months of order activity to just over three months in the 2010 period. Our cancellation rate was approximately 13% for the year ended December 31, 2011 as compared to 19% for the period from September 24, 2010 through December 31, 2010.

Backlog units increased by six homes, or 300%, to eight as of December 31, 2011 as compared to two as of December 31, 2010 primarily driven by the 367% increase in net new home orders for the year ended December 31, 2011. The dollar value of backlog increased $2.7 million, or 383%, to $3.4 million as of December 31, 2011 from $0.7 million as of December 31, 2010. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $73,000, or 21%, to $421,000 for the period ended December 31, 2011 compared to $348,000 for the period from September 24, 2010 through December 31, 2010 due to the introduction of new product at new communities with a shift to larger square footage homes with corresponding higher average sales prices in the 2011 period.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31, 2011	Period From September 24, 2010 (Inception) Through December 31, 2010

			Increase (Decrease)
			Amount	%
New homes delivered	36	11	25	227%
Home sales revenue	$13,525,000	$4,143,000	$9,382,000	226%
Average sales price of homes delivered	$376,000	$377,000	$(1,000)	(0)%

New home deliveries increased 25, or 227%, to 36 during the year ended December 31, 2011 from 11 during the period from September 24, 2010 through December 31, 2010. The increase in new home deliveries was primarily attributable to the increase in units in backlog and net new home orders because of the comparison of twelve months of activity to just over three months in the 2010 period.

Home sales revenue increased $9.4 million, or 226%, to $13.5 million for the year ended December 31, 2011 from $4.1 million for the period from September 24, 2010 through December 31, 2010, all of which is attributed to the increase in number of homes delivered given the slight change in the average sales price of homes delivered between the periods.

Homebuilding

	Year Ended December 31, 2011%		Period From September 24, 2010 (Inception) Through December 31, 2010%
Home sales	$13,525,000	100.0%	$4,143,000	100.0%
Cost of home sales	12,075,000	89.3%	3,773,000	91.1%

Homebuilding gross margin	1,450,000	10.7%	370,000	8.9%
Add: interest in cost of home sales	269,000	2.0%	88,000	2.1%

Adjusted homebuilding gross margin(1)	$1,719,000	12.7%	$458,000	11.0%

Homebuilding gross margin percentage	10.7%		8.9%

Adjusted homebuilding gross margin percentage(1)	12.7%		11.0%

(1)	Non-GAAP financial measure (as discussed below).

Cost of home sales increased $8.3 million, or 220%, to $12.1 million for the year ended December 31, 2011 from $3.8 million for the period from September 24, 2010 through December 31, 2010, primarily due to the 227% increase in the number of homes delivered. Our homebuilding gross margin percentage increased to 10.7% for the year ended December 31, 2011 as compared to 8.9% for the period from September 24, 2010 through December 31, 2010. The increase in margins is primarily due to additional cost savings achieved at our two communities in the 2011 period as compared to the delivery unit mix of homes for the 2010 period, which included 27% of our deliveries from existing older product with lower gross margins versus the newer product currently being delivered.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 12.7% for the year ended December 31, 2011, compared to 11.0% for the period from September 24, 2010 through December 31, 2010. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building

	Year Ended December 31, 2011%		Period From September 24, 2010 (Inception) Through December 31, 2010%
Home sales	$5,804,000	100.0%	$14,844,000	100.0%
Cost of home sales	5,654,000	97.4%	14,030,000	94.5%

Fee building gross margin	150,000	2.6%	814,000	5.5%

Fee building revenue, which was all recorded in Southern California, decreased $9.0 million, or 61%, to $5.8 million for the year ended December 31, 2011 from $14.8 million for the period from September 24, 2010 through December 31, 2010. Fee building cost decreased $8.4 million, or 60%, to $5.6 million for the year ended December 31, 2011 from $14.0 million for the period from September 24, 2010 through December 31, 2010. Fee building revenue and cost decreased primarily due to the close out of two fee building projects in 2011 and the change in the focus of our business from fee building to primarily building and selling homes for our own account.

Selling, General and Administrative Expense

			As a Percentage of Home Sales Revenue
	Year Ended December 31, 2011	Period From September 24, 2010 (Inception) Through December 31, 2010	Year Ended December 31, 2011	Period From September 24, 2010 (Inception) Through December 31, 2010
Sales and marketing	$1,553,000	$408,000	11.5%	9.8%
General and administrative (“G&A”)	4,620,000	1,875,000	34.2%	45.3%

Total sales and marketing and G&A	$6,173,000	$2,283,000	45.6%	55.1%

Sales and marketing expense increased $1.1 million, or 281%, to $1.6 million for the year ended December 31, 2011 from $0.4 million for the period from September 24, 2010 through December 31, 2010. The increase in sales and marketing expense was primarily attributable to a 227% increase in the number of homes delivered for the year ended December 31, 2011 and the twelve months of model operations for the full year as compared to just over three months for the period from September 24, 2010 through December 31, 2010. Sales and marketing expense was 11.5% and 9.8% of overall home sales revenue for the year ended December 31, 2011 and the period from September 24, 2010 through December 31, 2010, respectively.

General and administrative expenses increased $2.7 million, or 146%, to $4.6 million for the year ended December 31, 2011 from $1.9 million for the period from September 24, 2010 through December 31, 2010 primarily attributable to twelve months of general and administrative expenses for the full year as compared to just over three months for the period from September 24, 2010 through December 31, 2010. Our general and administrative expense as a percentage of home sales revenue was 34.2% and 45.3% for the year ended December 31, 2011 and the period from September 24, 2010 through December 31, 2010, respectively, as a result of the lower level of home sales revenue in the 2010 period given the startup nature of our company.

Other Expense, Net

Other expense, net, increased $5,000, or 33%, to $20,000 for the year ended December 31, 2011 from $15,000 for the period from September 24, 2010 through December 31, 2010. The increase was primarily due to an increase in other income of $119,000 related to national contract rebates collected from closed projects, offset by an increase in other expense of $128,000 related to an increase in dead deal costs for the year ended December 31, 2011 as compared to the period from September 24, 2010 through December 31, 2010.

Organizational Costs

Organizational costs include legal, accounting and other expenditures incurred in connection with the formation of TPH LLC, which were expensed in their entirety during the period ended December 31, 2010.

Net Loss

As a result of the foregoing factors, net loss for the year ended December 31, 2011 was $4.6 million compared to a net loss for the period from September 24, 2010 through December 31, 2010 of $2.2 million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Lots Owned
Southern California	301	48	253	527%
Northern California	107	—	107	N/A

Total	408	48	360	750%

Lots Controlled(1)
Southern California	326	169	157	93%
Northern California	59	—	59	N/A

Total	385	169	216	128%

Total Lots Owned and Controlled(1)	793	217	576	265%

(1)	Includes lots under an option contract or under non-binding letters of intent.

Year Ended December 31, 2011 Compared to the Period from January 1, 2010 through September 23, 2010 (Our Predecessor)

Net New Home Orders and Backlog

	Year Ended December 31, 2011	Predecessor
		Period From January 1, 2010 Through September 23, 2010
			Increase (Decrease)
			Amount	%
Net new home orders	42	4	38	950%
Cancellation rate	13%	20%	(7)%	(35)%
Average selling communities	2.0	1.0	1	100%
Selling communities at end of period	3	1	2	200%
Backlog (dollar value)	$3,364,000	$1,392,000	$1,972,000	142%
Backlog (units)	8	4	4	100%
Average sales price of backlog	$421,000	$348,000	$73,000	21%

Net new home orders for the year ended December 31, 2011 increased 38, or 950%, to 42 compared to four for the period from January 1, 2010 through September 23, 2010. Our overall absorption rate for the year ended December 31, 2011 was 21.0 per average selling community (1.75 monthly). The comparative analysis for the absorption rate for the period from January 1, 2010 through September 23, 2010 is not comparable given only one active selling location which opened in May 2010. Our absorption rate per average selling community increased and we experienced substantial order growth for the year ended December 31, 2011 as compared to the period from January 1, 2010 through September 23, 2010 due to twelve months of order activity from two selling communities versus four months of order activity from one selling location in the 2010 period. Our cancellation rate was approximately 13% for the year ended December 31, 2011 as compared to 20% for the period from January 1, 2010 through September 23, 2010. The cancellation rate was higher for the period from January 1, 2010 through September 23, 2010 due to the limited amount of orders as compared to a full year of activity ended December 31, 2011.

Backlog units increased by four homes, or 100%, to eight as of December 31, 2011 as compared to four homes as of September 23, 2010 primarily driven by the 950% increase in net new home orders offset by 36 home deliveries for the year ended December 31, 2011. The dollar value of backlog increased $2.0 million, or 142%, to $3.4 million as of December 31, 2011 from $1.4 million as of September 23, 2010. The increase in dollar amount of backlog reflects the increase in the number of homes in backlog and an increase in the average sales price of homes in backlog. Our average sales price of homes in backlog increased $73,000, or 21%, to $421,000 for the period ended December 31, 2011 compared to $348,000 for the period from January 1, 2010 through September 23, 2010 due to the introduction of new product at new communities with a shift to larger square footage homes with corresponding higher average sales prices in the 2011 period.

Home Sales Revenue and New Homes Delivered

	Year Ended December 31, 2011	Predecessor
		Period From January 1, 2010 Through September 23, 2010	Increase (Decrease)
			Amount	%
New homes delivered	36	—	36	N/A
Home sales revenue	$13,525,000	$—	$13,525,000	N/A
Average sales price of homes delivered	$376,000	$—	$376,000	N/A

Increase in new homes delivered, home sales revenue and average sale price is because we did not have any home sales during the predecessor period from January 1, 2010 through September 23, 2010. In addition, we have not included a homebuilding gross margin table for the same reason.

Fee Building

	Year Ended December 31, 2011%		Predecessor	%
			Period From January 1, 2010 Through September 23, 2010
Home sales	$5,804,000	100.0%	$19,853,000	100.0%
Cost of home sales	5,654,000	97.4%	17,188,000	86.6%

Fee building gross margin	150,000	2.6%	2,665,000	13.4%

Fee building revenue, which was all recorded in Southern California, decreased $14.0 million, or 71%, to $5.8 million for the year ended December 31, 2011 from $19.9 million for the period from January 1, 2010 through September 23, 2010. Fee building cost decreased $11.6 million, or 67%, to $5.6 million for the year ended December 31, 2011 from $17.2 million for the period from January 1, 2010 through September 23, 2010. Fee building revenue and cost decreased primarily due to the close out of two fee building projects in 2011 and the change in the focus of our business from fee building to primarily building and selling homes for our own account.

Selling, General and Administrative Expense

	Year Ended December 31, 2011		As a Percentage of Home Sales Revenue
		Predecessor	Year Ended December 31, 2011	Predecessor
		Period From January 1, 2010 Through September 23, 2010		Period From January 1, 2010 Through September 23, 2010
Sales and marketing	$1,553,000	$136,000	11.5%	N/A
General and administrative (“G&A”)	4,620,000	1,401,000	34.2%	N/A

Total sales and marketing and G&A	$6,173,000	$1,537,000	45.6%	N/A

Sales and marketing expense increased $1.5 million, or 1,042%, to $1.6 million for the year ended December 31, 2011 from $0.1 million for the period from January 1, 2010 through September 23, 2010. The increase in sales and marketing expense was primarily attributable to 36 homes delivered for the year ended December 31, 2011 and the twelve months of model operations for two communities for the full year 2011 as compared to no home deliveries and four months of model operations for one community for the period from January 1, 2010 through September 23, 2010. Sales and marketing expense was 11.5% of overall home sales revenue for the year ended December 31, 2011 with no comparative data for the period from January 1, 2010 through September 23, 2010 due to no home sales revenue.

General and administrative expenses increased $3.2 million, or 230%, to $4.6 million for the year ended December 31, 2011 from $1.4 million for the period from January 1, 2010 through September 23, 2010 primarily attributable to our growth in employees and operations for the full year 2011 as compared to the period from January 1, 2010 through September 23, 2010. Our general and administrative expense as a percentage of home sales revenue was 34.2% with no comparative data for the period from January 1, 2010 through September 23, 2010 due to no home sales revenue.

Other Expense, Net

Other expense, net, decreased $23,000, or 53%, to $20,000 for the year ended December 31, 2011 from $43,000 for the period from January 1, 2010 through September 23, 2010. The decrease was primarily due to an increase in other income of $123,000 related to national contract rebates collected from closed projects and $11,000 of interest income, offset by an increase in other expense of $118,000 related to the increase in dead deal costs for the year ended December 31, 2011 as compared to the period from January 1, 2010 through September 23, 2010.

Net Income (Loss)

As a result of the foregoing factors, net loss for the year ended December 31, 2011 was $(4.6) million compared to net income for the period from January 1, 2010 through September 23, 2010 of $1.1 million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	December 31, 2011	As of September 23, 2010	Increase (Decrease)
			Amount	%
Lots Owned
Southern California	301	59	242	410%
Northern California	107	—	107	N/A

Total	408	59	349	592%

Lots Controlled(1)
Southern California	326	126	200	159%
Northern California	59	—	59	N/A

Total	385	126	259	206%

Total Lots Owned and Controlled(1)	793	185	608	329%

(1)	Includes lots under an option contract or under non-binding letters of intent.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2012 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in “core markets,” which are in major job centers or on transportation corridors to those job centers. We are also using our cash on hand to fund expansion into Colorado. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development, as we are purchasing more undeveloped land and partially finished lots than in recent years.

We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the year with $19.8 million of cash and cash equivalents, a $9.7 million increase from December 31, 2011, primarily as a result of additional capital contributions of $66.0 million, a net increase in notes payable of $50.5 million and home sales revenue of $77.5 million for the year ended December 31, 2012, offset by land acquisitions and land development expenditures of $71.2 million, an increase in our home inventory under construction of $32.0 million and other expenditures of $8.7 million. We intend to generate cash from the sale of our inventory net of loan release payments on our notes payable, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.

In addition to expanding our business in existing markets in California, we continue to look for opportunities to expand outside our existing markets. Accordingly, in October 2012 we announced our entry into the Denver, Colorado market. We purchased our first lots in Colorado in December 2012, and we expect to begin sales operations in the second quarter of 2013 and to have our first deliveries in the third quarter of 2013. Entry into the Denver area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living. We are also looking at opportunities in other Southwestern markets to expand our footprint into new markets with positive growth potential and the ability to leverage our existing resources.

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2012, we had approximately $123.5 million of aggregate loan commitments, of which $57.4 million was outstanding. At that date, our aggregate loan commitments consisted of a $30 million secured revolving credit facility, which provides financing for several real estate projects, two project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Secured Revolving Credit Facility

As of December 31, 2012, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million. Our secured revolving credit facility has an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. We may borrow under our secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on our secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor of 5.0%. As of December 31, 2012, the outstanding principal balance was $6.9 million, the interest rate was 5.5% per annum and we had approximately $21.4 million of availability under our secured revolving credit facility.

Secured Acquisition and Development Loans and Construction Loans

As of December 31, 2012, we were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of December 31, 2012, the total aggregate commitment of our acquisition and development loans and our construction loans was approximately $93.5 million, of which $50.5 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between August 2013 and February 2015, including the six month extensions which are at our election (subject to certain conditions). Interest on the loans is paid monthly at a rate based on LIBOR or prime rate pricing, with interest rate floors ranging between 4.0% and 6.0%.

Covenant Compliance

Under our secured revolving credit facility, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenant	Actual at December 31, 2012	Covenant Requirement at December 31, 2012
Liquidity(1)	$41,199,000	$6,836,000
(Greater of $5.0 million or 10% of total liabilities)
Tangible Net Worth	$148,513,000	$81,253,000
(Not less than $47.0 million plus 50% of annual net income and 50% of additional future capital contributions and net proceeds from equity offerings after December 31, 2011)
Maximum Total Liabilities to Tangible Net Worth Ratio	0.46	<1.5
(Not in excess of 1.5:1.0)

(1)	Liquidity is defined as cash on hand plus availability under our secured revolving credit facility.

As of December 31, 2012 and 2011, we were in compliance with all of these financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	December 31,
	2012	2011
Debt	$57,368,000	$6,873,000
Members’ equity	149,153,000	82,491,000

Total capital	206,521,000	89,364,000

Ratio of debt-to-capital(1)	27.8%	7.7%

Debt	$57,368,000	$6,873,000
Less: cash and cash equivalents	(19,824,000)	(10,164,000)

Net debt	37,544,000	—
Members’ equity	149,153,000	82,491,000

Total capital	$186,697,000	$82,491,000

Ratio of net debt-to-capital(2)	20.1%	N/A

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus members’ equity.

(2)

The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus members’ equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Year Ended December 31, 2012 to Year Ended December 31, 2011

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $104.2 million in 2012 from a use of $66.4 million in 2011. The change was primarily a result of (i) an increase in real estate inventories of $112.1 million in 2012 compared to an increase of $67.9 million in 2011, primarily driven by the increase in land, land development and homes under construction, offset by the increase in home closings in 2012 as compared to 2011 and (ii) net income of $2.5 million in 2012 compared to a net loss of $4.6 million in 2011.

•	Net cash used in investing activities was $288,000 in 2012 as compared to $308,000 in 2011. The change was a result of less fixed assets purchased in 2012.

•

Net cash provided by financing activities increased to $114.2 million in 2012 from $65.2 million in 2011. The change was primarily a result of (i) an increase in net borrowings on notes payable of $50.5 million in 2012 as compared to an increase $3.4 million in 2011 and (ii) an increase in capital contributions from members of $66.0 million offset by a financial advisory fee payment of $2.3 million in 2012 compared to $64.0 million in capital contributions offset by a financial advisory fee payment of $2.2 million in 2011.

As of December 31, 2012, our cash balance was $19.8 million. In January 2013, we completed an initial public offering of our common stock and received proceeds of approximately $155.6 million, net of the underwriting discount and estimated offering expenses. We intend to use the proceeds for the acquisition of land, including the land described under “Off-Balance Sheet Arrangements and Contractual Obligations” and for development, home construction and other related purposes. We believe we have sufficient cash and sources of financing for at least twelve months.

Cash Flows—Year Ended December 31, 2011 Compared to the Period from September 24, 2010 through December 31, 2010

For the year ended December 31, 2011 as compared to the period from September 24, 2010 through December 31, 2010, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $66.4 million in the 2011 period from a use of $4.1 million in the 2010 period. The change was primarily a result of (i) an increase in real estate inventories of $67.9 million in the 2011 period compared to an increase of $2.5 million in the 2010 period, primarily driven by the increase in land, land development and homes under construction in the 2011 period as compared to the 2010 period, (ii) an increase in accounts payable of $2.6 million offset by a decrease in accounts receivable of $2.0 million in the 2011 period as compared to a decrease in accounts payable of $0.2 million offset by an increase in accounts receivable of $1.5 million in the 2010 period, and (iii) a consolidated net loss of $4.6 million in the 2011 period compared to a consolidated net loss of $2.2 million in the 2010 period.

•	Net cash used in investing activities was $308,000 in the 2011 period as compared to $26,000 in the 2010 period. The change was a result of more fixed assets purchased in the 2011 period.

•

Net cash provided by financing activities increased to $65.2 million in the 2011 period from $15.9 million in the 2010 period. The change was primarily a result of (i) an increase in net borrowings on notes payable of $3.4 million in the 2011 period as compared to a net decrease in notes payable of $1.5 million in the 2010 period, and (ii) an increase in capital contributions from members of $64.0 million offset by a financial advisory fee payment of $2.2 million in the 2011 period compared to $20.0 million in capital contributions offset by a financial advisory fee payment of $3.0 million in the 2010 period.

As of December 31, 2011, our cash balance was $10.2 million.

Cash Flows—Year Ended December 31, 2011 Compared to the Period from January 1, 2010 through September 23, 2010 (Our Predecessor)

For the year ended December 31, 2011 as compared to the period from January 1, 2010 through September 23, 2010, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $66.4 million in the 2011 period from a use of $7.2 million in the 2010 period. The change was primarily a result of (i) an increase in real estate inventories of $67.9 million in the 2011 period compared to an increase of $7.4 million in the 2010 period, primarily driven by the increase in land, land development and homes under construction in the 2011 period as compared to the 2010 period and (ii) a consolidated net loss of $4.6 million in the 2011 period compared to consolidated net income of $1.1 million in the 2010 period, all of which was partially offset by (iii) an increase in accounts payable of $2.6 million and a decrease in accounts receivable of $2.0 million in the 2011 period as compared to a decrease in accounts payable of $0.6 million offset by an increase in accounts receivable of $1.2 million in the 2010 period.

•	Net cash used in investing activities was $308,000 in the 2011 period as compared to $50,000 in the 2010 period. The change was a result of more fixed assets purchased in the 2011 period.

•

Net cash provided by financing activities increased to $65.2 million in the 2011 period from $4.5 million in the 2010 period. The change was primarily a result of (i) an increase in net borrowings on notes payable of $3.4 million in the 2011 period as compared to an increase of $4.5 million in the 2010 period and (ii) an increase in capital contributions from members of $64.0 million offset by a financial advisory fee payment of $2.2 million in the 2011 with no comparable amount in the 2010 period.

As of December 31, 2011, our cash balance was $10.2 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2012, we had $10.5 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 529 lots with an aggregate remaining purchase price of approximately $118.7 million (net of deposits).

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

As of December 31, 2012, the outstanding principal balance of our secured revolving credit facility was $6.9 million, the interest rate was 5.5% per annum and we had approximately $21.4 million of availability under our secured revolving credit facility. As of December 31, 2012, we also were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of December 31, 2012, the total aggregate commitments of our acquisition and development loans and our construction loans were approximately $93.5 million, of which $50.5 million was outstanding. We expect that the obligations secured by our secured revolving credit facility and the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Contractual Obligations Table

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2012, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt principal payments(1)	$57,369,000	$52,493,000	$4,876,000	$—	$—
Long-term debt interest payments	2,563,000	2,368,000	195,000	—	—
Operating leases(2)	1,993,000	453,000	948,000	531,000	61,000
Purchase obligations(3)	139,196,000	110,897,000	28,299,000	—	—

Total liabilities measured at fair value	$201,121,000	$166,211,000	$34,318,000	$531,000	$61,000

(1)

Long-term debt represents our secured revolving credit facility and an acquisition and development loan. Contractual maturities of the debt are in the 1-3 Years category; however, the assets securing the loans are expected to be sold in less than a year and consequently repayment will be required at that time. For a more detailed description of our long-term debt, please see note 5 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)	For a more detailed description of our operating leases, please see note 7 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(3)

Includes $108.2 million (net of deposits) of the remaining purchase price for all land option contracts and purchase contracts and $31.0 million of subcontractor labor and material commitments as of December 31, 2012. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in this “—Off-Balance Sheet Arrangements and Contractual Obligations” section.

Inflation

Our homebuilding and fee building segments can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those which impact our most critical accounting policies. Our management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Our management believes that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require among the most difficult, subjective or complex judgments:

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

•	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and

•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We have determined to opt out of the exemption from compliance with new or revised financial accounting standards. As a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of this exemption is irrevocable.

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with an initial maturity date of less than three months. Our cash balances exceed federally insurable limits. We monitor the cash balances in our operating accounts and adjust the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to other income (expense) when we determine continuation of the respective project is not probable.

Land, development and other common costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each community. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. We did not note any indicators of impairment for any projects, and no impairment adjustments relating to real estate inventories were recorded, for the years ended December 31, 2012, 2011 and 2010.

Revenue Recognition

Home Sales and Profit Recognition. In accordance with ASC 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “—Real Estate Inventories and Cost of Sales.”

Fee Building. We enter into construction management agreements to provide fee building services whereby we will build, market and sell homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by us to build and sell the homes. We primarily enter into cost plus fee contracts where we charge independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, we recognize revenue based on the actual total costs we have expended and the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition, revenues from construction management services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. We recognize revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee we have earned to date. In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Under certain agreements, we are eligible to receive additional incentive compensation, as certain financial thresholds defined in the agreement are achieved. We recognize revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

We also enter into fee building contracts where we do not bear risks for any services outside of our own. For these types of contracts, we recognize revenue as services are performed. We do not recognize any revenue or costs related to subcontractors’ cost since we do not bear any risk related to them.

Warranty Reserves

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Acquired Intangible Assets

Upon consummation of a business combination as defined in ASC 805, Business Combinations, we perform an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog and customer relationships. The identified intangible assets are amortized over their respective calculated term.

Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As of December 31, 2012, 2011 and 2010, we did not have any investment that was deemed to be a VIE.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2012, 2011 and 2010, we were not required to consolidate any VIEs nor did we write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Sales and Marketing Expense

Sales and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. All other selling expenses and other marketing costs are expensed in the period incurred.

Organizational Costs

Organizational costs include legal, accounting and other expenditures incurred in connection with the formation of TPH LLC, which were expensed in their entirety during the period ended December 31, 2010.

Income Taxes

TPH LLC was a limited liability company and our predecessor included a limited partnership and a limited liability company, all of which were treated as partnerships for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by TPH LLC are the obligation of the members. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements, nor have we been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2012, 2011 and 2010.

TPH LLC has a subsidiary that is treated as a C Corporation for income tax purposes. Federal and state income taxes are provided for this C Corporation in accordance with the provisions of ASC 740, Income Taxes. The provision for, or the benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

Our predecessor followed certain accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable taxing authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have no examinations in progress and believe that there are no uncertain tax positions that do not meet the more-likely-than-not level of authority.

Related Party Transactions

See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” for a description of our transactions with related parties.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. Our adoption of these provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other—Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. Our adoption of these provisions of ASU 2011-08 on January 1, 2012 did not have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2012. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt, which consists of our secured revolving credit facility and our acquisition and development loans, is based on quoted market prices for the same or similar instruments as of December 31, 2012.

	Expected Maturity Date
	December 31,					Thereafter	Total	Estimated Fair Value
Liabilities:	2013	2014	2015	2016	2017
Variable rate debt(1)	$52,493,000	$4,875,000	$—	$—	$—	$—	$57,368,000	$57,368,000
Average interest rate	5.3%	4.0%	0%	0%	0%	0%	5.2%	5.2%

(1)

Contractual maturities of the variable rate debt are in 2013 and 2014; however, the assets securing the loans are expected to be sold in less than a year and consequently repayment will be required at that time. For a more detailed description of our long-term debt, please see note 5 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page 79.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Our board of directors currently consists of seven directors. Of these seven directors, we believe that four, constituting a majority, are “independent,” with independence being determined in accordance with the listing standards established by the New York Stock Exchange. Our directors will serve for one-year terms and until their successors are duly elected and qualified. There will be no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our seven directors will be elected by a plurality of the votes cast at that meeting. Pursuant to an investor rights agreement with the Starwood Fund, the Starwood Fund will have the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs will agree to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%.

Set forth below are the names, ages and positions of our directors and officers as of March 28, 2013.

Name	Age	Position with the Company
Mr. Barry S. Sternlicht	52	Chairman of our Board of Directors
Mr. Douglas F. Bauer	51	Chief Executive Officer and Director
Mr. Thomas J. Mitchell	52	President, Chief Operating Officer and Secretary
Mr. Michael D. Grubbs	54	Chief Financial Officer and Treasurer
Mr. Jeffrey D. Frankel	38	Senior Vice President and Division President-Northern California
Mr. Matthew P. Osborn	42	Senior Vice President and Division President-Colorado
Mr. J. Marc Perrin	44	Director
Mr. Richard D. Bronson	68	Director
Mr. Wade H. Cable	64	Director
Mr. Steven J. Gilbert	65	Director
Mr. Thomas B. Rogers	73	Director

Biographical Information

The following is a summary of certain biographical information concerning our directors, our officers and our director nominees.

Barry S. Sternlicht. Mr. Sternlicht serves as the chairman of our board of directors. Prior to our conversion into a corporation, he served as chairman of the board of managers of TPH LLC. Mr. Sternlicht has been the Chairman and Chief Executive Officer of Starwood Capital Group since its formation in 1991. He also has been the Chairman of the Board of Directors and the Chief Executive Officer of Starwood Property Trust, Inc., a New York Stock Exchange-listed company (NYSE: STWD), since its formation in 2009. Over the past 21 years, Mr. Sternlicht has structured investment transactions with an asset value of more than $50 billion. From 1995 through early 2005, he was the Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., a New York Stock Exchange-listed company he founded in 1995. Mr. Sternlicht is the Chairman of the Board of Société du Louvre and Baccarat. He also serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL), Restoration Hardware Holdings, Inc. (NYSE: RH), Mammoth Mountain, Ellen Tracy, Field & Stream and National Golf. Mr. Sternlicht is a Trustee of Brown University. He serves as Vice Chairman of Robin Hood and is on the boards of the Pension Real Estate Association (PREA), the Dreamland Film & Performing Arts Center, Juvenile Diabetes Research Foundation’s National Leadership Advocacy Program and the Business Committee for the Arts. Mr. Sternlicht is a member of the Real Estate Roundtable, the Committee to

Encourage Corporate Philanthropy, the Young Presidents Organization, and the Urban Land Institute. Mr. Sternlicht received his B.A., magna cum laude, with honors from Brown University. He later earned his M.B.A. with distinction from Harvard Business School.

Douglas F. Bauer. Mr. Bauer serves as our Chief Executive Officer and as a director. He was a member of our board of managers prior to our conversion into a corporation. Prior to forming our company in April 2009, from 1989 to 2009, Mr. Bauer served in several capacities, including most recently the President and Chief Operating Officer, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the New York Stock Exchange from 1999 until the company was taken private in 2006. His prior titles at William Lyon Homes also included Chief Financial Officer and, prior thereto, President of its Northern California Division. Prior to his 20-year tenure at William Lyon Homes, Mr. Bauer spent seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 25 years of experience in the real estate finance, development and homebuilding industry. Mr. Bauer has been actively involved in both legislative efforts and community enhancement programs through his involvement in the California Building Industry Association and HomeAid Orange County, a charitable organization with the mission of building or renovating shelters for the temporarily homeless, which serves individuals and families who find themselves without shelter due to such factors as domestic violence, job loss, catastrophic illness and crisis pregnancy. Mr. Bauer received his B.A. from the University of Oregon and later received his M.B.A. from the University of Southern California.

Thomas J. Mitchell. Mr. Mitchell serves as our President, Chief Operating Officer and Secretary. Prior to forming our company in April 2009, from 1988 to 2009, Mr. Mitchell served in several capacities, including most recently Executive Vice President, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the New York Stock Exchange from 1999 until the company was taken private in 2006. Through his various roles within that company, Mr. Mitchell developed a broad background and experience in all aspects of residential construction and land development. Prior to his 20-year tenure at William Lyon Homes, Mr. Mitchell spent over two years with The Irvine Company in their community development group and over two years with Pacific Savings Bank. Throughout his career, Mr. Mitchell has obtained significant experience in land acquisition, land entitlement, land development, project planning, product design, construction operations, project and company finance, sales and marketing, customer satisfaction, and warranty service. Mr. Mitchell served as a member of the board of managers of TPH LLC since 2010. Mr. Mitchell has more than 25 years of experience in the real estate development and homebuilding industry. His accomplishments have been recognized by, among other things, his being awarded the Outstanding Home Design and National Home of the Year awards and being identified by Home Builder Executive as a Top 100 President. In 2004, Mr. Mitchell was awarded the BIA Inland Empire Builder of the Year. Mr. Mitchell received his B.A. from California State University of Long Beach.

Michael D. Grubbs. Mr. Grubbs serves as our Chief Financial Officer and Treasurer. Prior to forming our company in April 2009, from 1992 to 2009, Mr. Grubbs served in several capacities, including most recently the Senior Vice President and Chief Financial Officer, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the New York Stock Exchange from 1999 until the company was taken private in 2006. Prior to his 17-year tenure at William Lyon Homes, Mr. Grubbs spent five years at Kenneth Leventhal & Company where he specialized in real estate accounting and over five years at J.C. Penney Company Construction and Real Estate Division which built retail facilities throughout the Western United States. Mr. Grubbs has more than 25 years of experience in residential real estate and homebuilding finance. Mr. Grubbs is a member (inactive) of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Grubbs is also a former member of the Board of Directors for HomeAid Orange County, a charitable organization with the mission of building or renovating shelters for the temporarily homeless, which serves individuals and families who find themselves without shelter due to such factors as domestic violence, job loss, catastrophic illness and crisis pregnancy. He served as Treasurer and committee chair for the Finance Focus Group. Mr. Grubbs received his B.S., magna cum laude, with honors from Arizona State University.

Jeffrey D. Frankel. Mr. Frankel serves as our Senior Vice President and Division President—Northern California. Mr. Frankel joined our company in November 2010 to form our Northern California Division. Since joining our company, Mr. Frankel has acquired over 225 lots, and placed under option or non-binding letter of intent more than 320 lots, in the Greater Bay Area and has assembled a team of 20 building professionals. He currently leads his team in all facets of homebuilding, including land acquisition and development, new home construction, purchasing and customer care. To date, his team has successfully opened three new communities in the Northern California area. Prior to joining our company, Mr. Frankel worked for William Lyon Homes, Bank of America and Comerica Bank, serving in various capacities over his 15 year career in the real estate industry. Mr. Frankel was a Vice President for both Bank of America and Comerica Bank prior to joining William Lyon Homes in 2003, where his focus was primarily on land acquisition and project management. His key responsibilities included pre-development activities, such as acquisition, entitlements, site planning and product development. Mr. Frankel has extensive experience with both single-family and multi-family developments. Mr. Frankel received his B.S. from Santa Clara University.

Matthew P. Osborn. Mr. Osborn serves as our Senior Vice President and Division President—Colorado. Mr. Osborn joined our company in August 2012 to lead the startup of our Colorado Division. Prior to joining us, Mr. Osborn was the President and Chief Operating Officer of Village Homes, a Colorado community builder, since its inception in January 2010. Prior to his role with Village Homes, Mr. Osborn served for over 15 years in various capacities for Village Homes of Colorado, Inc., including Planning Director, Vice President of Marketing Operations, Senior Vice President of Home Building Operations, and President, and served as one of its Directors from 2004 to October 2012. During his management tenure at Village Homes of Colorado, Inc., the organization was recognized locally and nationally for its outstanding business practices, expanded its operations into Northern Colorado and several markets in the Mountains and Western Slope of Colorado and was awarded Community of the Year five consecutive years, from 2002 to 2006. In 2008, Village Homes of Colorado, Inc. filed for protection from creditors under the U.S. Bankruptcy Code. Mr. Osborn also was instrumental in the formation of the new homebuilding entity operating under the Village Homes name. He was a member of the Board of Directors of the Home Builders Association of Metropolitan Denver from 2004 to 2009 and was President of the Association in 2008. He has previously been a member of the Urban Land Institute and was the Assistant Chair of the Residential Neighborhood Development Council (Gold Flight) from 2006 to 2008. Mr. Osborn received his B.A. from Boston College and his M.B.A. from the University of Denver.

J. Marc Perrin. Mr. Perrin serves as a director. Prior to our conversion into a corporation, he was a member of our board of managers. Mr. Perrin is a Managing Director in Starwood Capital Group’s west coast office, which he opened in August of 2000. He supervises the firm’s investments on the West Coast, co-heads its U.S. investing and is a member of the firm’s Investment Committee. In these roles he is responsible for originating, structuring, underwriting and closing investments in all property types. Prior to joining Starwood Capital Group, Mr. Perrin was with Salomon Brothers Inc. from 1995 to 1997, where he worked on debt, equity and strategic advisory assignments for real estate industry clients. Prior to his time with Salomon Brothers Inc., Mr. Perrin worked for Bramalea Limited from 1990 to 1993, at the time one of the largest developers in Canada, working in its Southern California residential land development and homebuilding business. Mr. Perrin’s responsibilities included land acquisitions and divestitures as well as entitlements and forward planning. Mr. Perrin serves as a Director of Mammoth Mountain Ski Area. He is a Trustee of the Urban Land Institute and a Policy Advisory Board Member of the Fisher Center for Real Estate and Urban Economics at the University of California at Berkeley. Mr. Perrin received his B.A. from the University of California at Berkeley and his M.B.A. from The Anderson School at UCLA.

Richard D. Bronson. Mr. Bronson was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Bronson is Chairman of The Bronson Companies, LLC, a real estate development and investment entity based in Beverly Hills, California and has served in this capacity since the company’s founding in 2001. With involvement in more than 100 shopping centers, casinos, offices, hospitality and residential projects, The Bronson Companies, LLC has partnered with the world’s largest realty interests. Among the company’s signature developments is Hartford, Connecticut’s CityPlace, the tallest office building between Boston and Manhattan. Mr. Bronson served as one of two inside directors of Mirage Resorts, a New York Stock Exchange-listed company, until it was sold in 2000. Prior to that, Mr. Bronson was President of New City Development, an affiliate of Mirage Resorts, where he oversaw many of the company’s new business initiatives and activities outside Nevada. In 2010, Mr. Bronson co-founded US Digital Gaming, an online gaming technology provider based in Beverly Hills, California, for which he also serves as Chairman. Mr. Bronson serves as Lead Director on the Board of Directors of Starwood Property Trust, Inc., a New York Stock Exchange-listed company (NYSE: STWD), and has been a Director since the company’s inception in 2009. Mr. Bronson has also served as Vice President of the International Council of Shopping Centers, an association representing 50,000 industry professionals in more than 80 countries and is a member of the Western Real Estate Business Editorial Board. Mr. Bronson has served on the boards of trustees of numerous organizations including the Forman School in Litchfield, Connecticut and Mt. Sinai Hospital in Hartford, Connecticut. Currently, Mr. Bronson is on the Board of the Neurosurgery Division at UCLA Medical Center and he is a past Chairman of the Board of the Archer School for Girls in Los Angeles.

Wade H. Cable. Mr. Cable was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Cable is a retired Director, President and Chief Operating Officer of William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the New York Stock Exchange from 1999 until the company was taken private in 2006. He retired from William Lyon Homes in 2007 and has more than 30 years of experience leading and managing organizations throughout the United States. Prior to his time with William Lyon Homes, he served as Chief Executive Officer, President and Director of The Presley Companies from 1985 to 1999. During his tenure, Mr. Cable took the company public and issued the company’s first bond offering of $200 million in senior subordinated debt. He also acquired the assets of William Lyon Homes and merged the two operations under the William Lyon Homes name. Prior to 1985, Mr. Cable held senior executive leadership positions with Pacific Lighting Real Estate Group and its associated subsidiaries. While there, he led the development of millions of square feet of office, industrial and apartment space throughout the United States while simultaneously leading the acquisition team that acquired The Presley Companies. Following his retirement, Mr. Cable has been a Principal in Cable Capital Ventures, which invests in real estate and other investment opportunities. He has served as a member of the University of Southern California’s Executive Committee for the Lusk Center for Real Estate Development, Chairman of the National Association of Home Builders Multi-Family Council, Chairman of the Board of the Construction Industries Alliance of the City of Hope, Treasurer of the California Coast Chapter of Young Presidents Organization and Director of the Harvard Business School Association of Orange County. He formerly sat on the Board of Directors for the Tiger Woods Learning Center. Mr. Cable received his B.A. from California State University of Long Beach and has completed the Advanced Management program at Harvard Business School.

Steven J. Gilbert. Mr. Gilbert was appointed as a member of our board of directors effective upon the completion of our initial public offering. Mr. Gilbert is Chairman of the Board of Gilbert Global Equity Partners, L.P., a billion dollar private equity fund and has served in this capacity since 1998. He is Vice Chairman of MidOcean Equity Partners, LP, and served as the Vice Chairman of Stone Tower Capital from January 2007 until April 2012 and as the Senior Managing Director and Chairman of Sun Group (USA) until 2009. From 1992 to 1997 he was a Founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of the Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 to 1992, he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm. Prior to that, from 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J. P. Morgan Capital Partners), which he founded. Mr. Gilbert was admitted to the Massachusetts Bar in 1970 and practiced law at Goodwin Procter & Hoar in Boston, Massachusetts. He was an associate in corporate finance at Morgan Stanley & Co. from 1972 to 1976, a Vice President at Wertheim & Co., Inc. from 1976 to 1978 and a Managing Director at E. F. Hutton International from 1978 to 1980. Mr. Gilbert was recently Chairman of the Board of Dura Automotive Systems, Inc., Chairman of CPM Holdings, True Temper Sports and a Director of J. O. Hambro Capital Management Group and the Asian Infrastructure Fund. He is also Senior Advisor to Continental Grain and a Director of MBIA, Inc., a New York Stock Exchange-listed company (NYSE: MBI), and is a Director Nominee of Empire State Realty Trust, Inc.

Previously, Mr. Gilbert has been a Director of numerous companies, including Monteplier Re, Olympus Trust, Office Depot, Inc., Funk & Wagnalls, Inc., Parker Pen Limited, Piggly Wiggly Southern, Inc., Coast Community News, Inc., GTS-Duratek, Magnavox Electronic Systems Company, UroMed Corporation, Star City Casino Holdings, Ltd., Katz Media Corporation, Airport Group International, Batavia Investment Management, Ltd., Affinity Financial Group, Inc., ESAT Telecom, Ltd., Colep Holding, Ltd., NFO Worldwide, Terra Nova (Bermuda) Holdings, Limited and Veritas-DCG. He was the principal owner, Chairman and Chief Executive Officer of Lion’s Gate Films from 1980 to 1984. Mr. Gilbert is a member of the Council on Foreign Relations and the Global Agenda Council on Capital Flows of the World Economic Forum, a Trustee of the New York University Langone Medical School and a member of the Board of Governors of the Lauder Institute. Mr. Gilbert received his B.A. from the Wharton School at the University of Pennsylvania, his J.D. from the Harvard Law School and his M.B.A. from the Harvard Graduate School of Business.

Thomas B. Rogers. Mr. Rogers was appointed as a member of our board of directors effective upon the completion of our initial public offering. Until his retirement in January 2009, Mr. Rogers served as Executive Vice President in charge of City National Bank’s Southern Region. In that position, he oversaw the delivery of commercial banking, private client and wealth management services to clients throughout Orange County, the greater San Diego area and the Inland Empire. Before joining City National Bank in 2000, Mr. Rogers served for eight years as Senior Vice President and Treasurer of The Irvine Company. Prior to that, Mr. Rogers spent more than 25 years with two major financial institutions. Specifically, he served as Executive Vice President and Division Administrator of Security Pacific National Bank’s Real Estate Industries Group, Southern Division, and prior to that was Senior Vice President and Chief Credit Officer for Security Pacific’s California Corporate Group. His previous banking career also included 15 years with the National Bank of Detroit in corporate lending assignments. In his retirement, Mr. Rogers serves as Chairman of the Board of Directors of Plaza Bank, a community business bank located in Irvine, California. He was appointed to the board of Plaza Bank in June 2009 and elected Chairman in December 2009. He also serves on the Board of Directors of Memorial Health Services, a six hospital, integrated healthcare organization headquartered in Fountain Valley, California. Mr. Rogers received his B.A. in Business Administration from Eastern Michigan University, attended graduate school at Wayne State University in Detroit, and completed the curriculum of the Graduate School of Banking at the University of Wisconsin in Madison and the National Commercial Lending School at the University of Oklahoma.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

Our audit committee is comprised of three independent directors, Messrs. Cable, Gilbert and Rogers. Our board of directors has determined that each of these members is “financially literate” under the rules of the New York Stock Exchange. Mr. Rogers serves as the chairperson of the audit committee. Our board of directors has designated Mr. Rogers as our audit committee financial expert, as that term is defined in the rules of the SEC.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our officers, directors and any employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote the following:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in our communications with and reports to our stockholders, including reports filed with the SEC, and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

Any waiver of the Code of Business Conduct and Ethics for our executive officers, directors or any employees may be made only by our nominating and corporate governance committee and will be promptly disclosed as required by law and New York Stock Exchange regulations. Our board of directors has also adopted a Code of Ethics for our senior financial officers.

Copies of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are available on our website located at www.TRIPointeHomes.com, and can be found under the “Investors” and “Corporate Governance” links. We may post amendments to, or waivers of, the provisions of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. Please note, however, that the information contained on our website is not incorporated by reference in, or considered part of, this annual report on Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our directors and certain officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Certain officers, directors and greater-than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Because the Company did not have any class of equity security registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2012, no reports were required to be filed during that fiscal year.

Item 11.	Executive Compensation

Fiscal 2012 Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer. We refer to these individuals in this section as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Mr. Douglas F. Bauer	2012	300,000	150,000	155,334	8,535	(2)	613,869
Chief Executive Officer
Mr. Thomas J. Mitchell	2012	300,000	150,000	155,333	—		605,333
President, Chief Operating Officer and Secretary
Mr. Michael D. Grubbs	2012	300,000	150,000	155,333	1,920	(3)	607,253
Chief Financial Officer and Treasurer

(1)

Represents compensation expense recognized for the year ended December 31, 2012, related to the amortization of the fair value of the equity based incentive units granted on September 24, 2010. For a discussion of the assumptions relating to the valuation of the equity based incentive units, please see Note 8 of the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

(2)	Represents the amount paid by TPH LLC in 2012 for club membership dues for the named executive officer.
(3)	Represents the premium paid by TPH LLC in 2012 for an automobile insurance policy for the named executive officer.

Narrative to Summary Compensation Table

The framework for the compensation set forth in the 2012 Summary Compensation Table was established pursuant to the senior officer employment and equity agreements that our named executive officers entered into with TPH LLC upon the Starwood Fund’s investment in us in September 2010. As discussed below under “—Employment Agreements,” upon the completion of our initial public offering, we entered into amended and restated employment agreements with each of our named executive officers.

Employment Agreements

Effective upon the completion of our initial public offering, we entered into amended and restated employment agreements with each of Messrs. Bauer, Mitchell and Grubbs. The employment agreements have an initial term expiring on the third anniversary of the effective date of the employment agreement. Each employment agreement provides for automatic one-year extensions after the expiration of the initial term, unless either party provides the other with at least 60 days’ prior written notice of non-renewal. The employment agreements require each named executive officer to dedicate his full business time and attention to the affairs of our company.

The employment agreements provide for, among other things:

•	an annual base salary of $410,000, $400,000 and $400,000, respectively, for Messrs. Bauer, Mitchell and Grubbs;

•	eligibility for annual cash performance bonuses equal to a target bonus based on the satisfaction of performance goals to be established by our compensation committee;

•	participation in our 2013 Long-Term Incentive Plan and any subsequent equity incentive plans approved by our board of directors; and

•

participation in any employee benefit plans and programs that are maintained from time to time for our other senior executive officers, including life insurance coverage with an aggregate death benefit equal to $3 million.

Pursuant to the employment agreements, each of Messrs. Bauer, Mitchell and Grubbs received a one-time cash bonus equal to $100,000 paid in February 2013 after the completion of the Company’s initial public offering.

The employment agreements contain customary non-competition provisions that apply until September 24, 2015 and non-solicitation provisions that apply during the term of the agreements and for two years after the termination of their employment if their employment is terminated by us for “cause” (as defined in the employment agreements) or if they terminate their employment without “good reason” (as defined in the employment agreements) or one year after the termination of their employment if we terminate their employment without cause of if they terminate their employment for good reason or due to disability. The employment agreements also contain standard confidentiality provisions that apply during the term of the agreements and for three years after the termination of their employment.

Pursuant to his employment agreement, each of our named executive officers has agreed that, for a period of 36 months following the completion of our initial public offering, during any calendar quarter, he will not sell shares of our common stock in an amount exceeding the greater of (1) 10% of the shares of our common stock owned by him on the date of the completion of this offering and (2) the percentage of shares of our common stock that has been sold or otherwise disposed of by the Starwood Fund during such calendar quarter.

We may terminate the employment of a named executive officer at any time with or without cause, and the executive may terminate his employment with or without good reason. If we terminate a named executive officer’s employment for cause, or if the named executive officer resigns without good reason, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination. In addition, any outstanding awards granted to the named executive officer under our 2013 Long-Term Incentive Plan or any subsequent equity incentive plan approved by our board of directors will vest, terminate or become exercisable, as the case may be, in accordance with their terms.

If we terminate a named executive officer’s employment without cause or if the named executive officer terminates his employment agreement for good reason or due to disability or death, the named executive officer will be entitled to the severance benefits described below. The severance benefits include the following:

•

in each case, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination;

•	in each case, we shall reimburse the COBRA premium under our health and dental plans; and

•

if the termination is not due to disability or death, the named executive officer will be entitled to receive a cash payment in an amount equal to the sum of (1) the named executive officer’s 12 months’ annual base salary, plus (2) the average actual bonus earned by the named executive officer during the two previous calendar years; provided that, for Mr. Bauer, such sum shall be multiplied by 1.5.

Outstanding Equity Awards as of December 31, 2012

The following table provides information regarding the incentive units in TPH LLC held by our named executive officers as of December 31, 2012. None of our named executive officers held any options that were outstanding as of December 31, 2012.

	Incentive Units(1)
Name	Number of Units That Have Not Vested(#)(2)	Fair Value of Units That Have Not Vested($)
Mr. Douglas F. Bauer	38.5	754,495
Mr. Thomas J. Mitchell	38.5	754,495
Mr. Michael D. Grubbs	38.5	754,495

(1)

Pursuant to the senior officer employment and equity agreements that our named executive officers entered into with TPH LLC and upon their entry into the operating agreement of TPH LLC on September 24, 2010, each of our named executive officers was issued an aggregate of 66 2/3 incentive units in TPH LLC. As Incentive Unit Holders, our named executive officers had the right to receive certain distributions, if any, from TPH LLC following distributions by TPH LLC to the common members of TPH LLC of all of their prior capital contributions plus a specified return on such capital contributions. The members of TPH LLC, including our named executive officers (in their capacities as common unit members and Incentive Unit Holders), received an aggregate of 21,597,907 shares of our common stock in connection with the conversion of their membership interests in TPH LLC with Messrs. Bauer, Mitchell and Grubbs each being allocated 1,148,050, 1,148,050 and 990,475 shares, respectively.

(2)

Represents the aggregate number of unvested incentive units held by such named executive officer. The vesting terms of the incentive units was as follows: (1) 18.75% of such units vested, subject to limitation in

(3) below, on the date following the first-year anniversary of the date of such officer’s senior officer employment and equity agreement; (2) 56.25% of such units vest, subject to limitation in (3) below, in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s senior officer employment and equity agreement; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event as defined below and (4) 25% of such units to be converted into a number of shares of restricted stock prior to the completion of our initial public offering. Such shares of restricted stock will vest upon a liquidity event as defined as the earlier of (A) the Starwood Fund or its affiliates selling 75% or more of the shares of our common stock to non-affiliates, (B) the Starwood Fund or its affiliates owning less than 25% of the total outstanding shares of our common stock, (C) our dissolution and (D) (x) subject to certain vesting limitations provided in the employment agreement of our executive officers, the sale by the Starwood Fund or its affiliates of 25% or more of their shares of our common stock to non-affiliates or (y) the disposition of substantially all of our assets to non-affiliates. The members of TPH LLC, including our named executive officers (in their capacities as common unit members and Incentive Unit Holders), received an aggregate of 21,597,907 shares of our common stock in connection with the conversion of their membership interests in TPH LLC. This included the shares of restricted stock referred to in this footnote.

Director Compensation

For the fiscal year ended December 31, 2012, members of the board of directors of TPH LLC received no compensation for services rendered as such members.

Upon the completion of our initial public offering, our board of directors established a compensation program for our non-employee directors. Pursuant to this compensation program, we will pay the following fees to each of our non-employee directors:

•

an annual retainer of $60,000, at least half of which will be in the form of restricted stock units (priced based upon the closing price on the date of grant) or options (priced based upon a Black-Scholes valuation), in the discretion of the directors, with such restricted stock units and/or options vesting on the one-year anniversary of the date of grant; directors may elect to receive more than 50% of their annual retainer in restricted stock units and/or options;

•

an initial grant of $40,000 of restricted stock units upon the completion of this offering pursuant to our 2013 Long-Term Incentive Plan (or 2,353 restricted stock units), which restricted stock units will vest in equal installments annually over three years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock;

•	an additional annual cash retainer of $5,000 to the chair of our audit committee and an additional cash retainer of $2,500 for the other members of the audit committee;

•	an additional annual cash retainer of $2,500 to the chair of our compensation committee and an additional cash retainer of $1,250 for the other members of such committee;

•	an additional annual cash retainer of $2,500 to the chair of our nominating and corporate governance committee and an additional cash retainer of $1,250 for the other members of such committee; and

•	$500 for each in-person meeting attended (although if more than one meeting occurs on one day, directors will receive only $500).

We will also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including without limitation travel expenses in connection with their attendance in-person at board and committee meetings. Pursuant to our 2013 Long-Term Incentive Plan, any non-employee director elected or appointed to our board of directors for the first time following the completion of this offering will receive an initial grant of $40,000 of restricted stock units, which restricted stock units will vest in equal installments annually over three years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock. Directors who are employees will not receive any compensation for their services as directors.

Barry Sternlicht, the chairman of our board, and J. Marc Perrin, a member of our board, have each waived receipt of the initial grant of restricted stock units referenced above. In addition, for as long as the Starwood Fund beneficially owns shares of our common stock, Mr. Sternlicht and Mr. Perrin shall waive any directors’ fees and grants that would otherwise be payable or made, as the case may be, to them in connection with their service on our board of directors. In the event that the Starwood Fund ceases to beneficially own any shares of our common stock, Messrs. Sternlicht and Perrin may elect to receive such fees and grants on a prospective basis.

Director Stock Ownership Requirement

Each of our independent directors will be required, within three years of becoming a member of our board, to own shares of our common stock equal to three times the annual retainer payable to our non-employee directors by the director’s third anniversary of joining our board.

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering, our board adopted, and our stockholders approved, our 2013 Long-Term Incentive Plan to attract and retain directors, officers, employees and consultants. Our 2013 Long-Term Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards.

Administration of our 2013 Long-Term Incentive Plan and Eligibility

Our 2013 Long-Term Incentive Plan is administered by our compensation committee, which may delegate certain of its authority under our 2013 Long-Term Incentive Plan to our board of directors or, subject to applicable law, to our Chief Executive Officer or such other executive officer as our compensation committee deems appropriate; provided, that our compensation committee may not delegate its authority under our 2013 Long-Term Incentive Plan to our Chief Executive Officer or any other executive officer with regard to the selection for participation in our 2013 Long-Term Incentive Plan of an officer, director or other person subject to Section 16 of the Exchange Act or decisions concerning the timing, price or amount of an award to such an officer, director or other person.

Our compensation committee has the authority to make awards to eligible participants, which includes our officers, directors, employees and consultants, and persons expected to become our officers, directors, employees or consultants. Our compensation committee also has the authority to determine what form the awards will take, the amount and timing of the awards and all other terms and conditions of the awards. Our compensation committee has reserved the right to amend or replace any previously granted option or stock appreciation right without stockholder approval in a manner that is considered a repricing under stock exchange listing rules.

Share Authorization

The number of shares of our common stock that may be issued under our 2013 Long-Term Incentive Plan is 2,527,833 shares, of which no more than 2,527,833 shares of our common stock in the aggregate may be issued in connection with incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)). The number of shares of our common stock available under our 2013 Long-Term Incentive Plan shall be reduced by the sum of the aggregate number of shares of common stock which become subject to outstanding options, outstanding stock appreciation rights, outstanding stock awards and outstanding performance-related awards. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under our 2013 Long-Term Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our 2013 Long-Term Incentive Plan.

In the event of any equity restructuring that causes the per share value of shares of our common stock to change, such as a stock dividend, stock split, spinoff, rights offering or recapitalization through an extraordinary dividend, then our compensation committee will appropriately adjust the number and class of securities available under our 2013 Long-Term Incentive Plan and the terms of each outstanding award under our 2013 Long-Term Incentive Plan. In the event of any other change in corporate capitalization, including a merger, consolidation, reorganization or partial or complete liquidation, our compensation committee may make such equitable adjustments as it determines to be appropriate and equitable to prevent dilution or enlargement of rights of participants. The decision of our compensation committee regarding any such adjustment shall be final, binding and conclusive.

Stock Options

Our 2013 Long-Term Incentive Plan authorizes the grant of incentive stock options and options that do not qualify as incentive stock options, except that incentive stock options will be granted only to persons who are our employees or employees of one of our subsidiaries, in accordance with Section 422 of the Code. The exercise price of each option will be determined by our compensation committee, provided that the price cannot be less than 100% of the fair market value of the shares of our common stock on the date on which the option is granted (or 110% of the shares’ fair market value on the grant date in the case of an incentive stock option granted to an individual who is a “ten percent stockholder” under Sections 422 and 424 of the Code). The term of an option cannot exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a “ten percent stockholder”).

Stock Appreciation Rights

Our 2013 Long-Term Incentive Plan authorizes the grant of stock appreciation rights. A stock appreciation right provides the recipient with the right to receive, upon exercise of the stock appreciation right, cash, shares of our common stock or a combination of the two. The amount that the recipient will receive upon exercise of the stock appreciation right generally will equal the excess of the fair market value of the shares of our common stock on the date of exercise over the shares’ fair market value on the date of grant. Stock appreciation rights will become exercisable in accordance with terms determined by our compensation committee. Stock appreciation rights may be granted in tandem with an option grant or as independent grants. The term of a stock appreciation right cannot exceed, in the case of a tandem stock appreciation right, the expiration, cancellation or other termination of the related option and, in the case of a free-standing stock appreciation right, ten years from the date of grant.

Stock Awards

Our 2013 Long-Term Incentive Plan also provides for the grant of common stock, restricted stock and restricted stock units. Our compensation committee will determine the number of shares of common stock subject to a restricted stock award or restricted stock unit and the restriction period, performance period (if any), the performance measures (if any) and the other terms applicable to a restricted stock award under our 2013 Long-Term Incentive Plan. Restricted stock units confer on the participant the right to receive one share of common stock or, in lieu thereof, the fair market value of such share of common stock in cash. The holders of awards of restricted stock will be entitled to receive dividends, and the holders of awards of restricted stock units may be entitled to receive dividend equivalents.

Performance Awards

Our 2013 Long-Term Incentive Plan also authorizes the grant of performance awards. Performance awards represent the participant’s right to receive an amount of cash, shares of our common stock, or a combination of both, contingent upon the attainment of specified performance measures within a specified period. Our compensation committee will determine the applicable performance period, the performance goals and such other conditions that apply to the performance award.

Change in Control

Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in our 2013 Long-Term Incentive Plan), our compensation committee may, in its discretion, determine whether some or all outstanding options and stock appreciation rights shall become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and restricted stock unit awards shall lapse in full or in part and whether the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied. Our compensation committee may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, be substituted for some or all of our shares of common stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder, to be immediately cancelled by us, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding us or a combination of both cash and such shares of stock.

Termination; Amendment

Our 2013 Long-Term Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend our 2013 Long-Term Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation. Our compensation committee may amend the terms of any outstanding award under our 2013 Long-Term Incentive Plan at any time. No amendment or termination of our 2013 Long-Term Incentive Plan or any outstanding award may adversely affect any of the rights of an award holder without the holder’s consent.

Initial Awards

Upon the completion of our initial public offering, we granted the following awards under our 2013 Long-Term Incentive Plan to the members of our management team, other officers and employees and our director nominees:

•

Each of Messrs. Bauer, Mitchell and Grubbs, our Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer, respectively, were granted 20,588 restricted stock units, and options to purchase 94,067 shares of our common stock (with a strike price equal to $17.00 per share), which restricted stock units and options will vest ratably over three years, and which options will expire in ten years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock.

•

Certain of our other officers and employees have, or will be, granted an aggregate of approximately $1.5 million of restricted stock units, which restricted stock units will vest ratably over three years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock.

•

Each of our director nominees were granted $40,000 of restricted stock units (or 2,353 restricted stock units), which restricted stock units will vest ratably over three years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock. Barry Sternlicht, the chairman of our board, and J. Marc Perrin, a member of our board, have each waived receipt of the foregoing grant of restricted stock units. In addition, for as long as the Starwood Fund beneficially owns shares of our common stock, Mr. Sternlicht and Mr. Perrin shall waive any directors’ fees and grants that would otherwise be payable or made, as the case may be, to them in connection with their service on our board of directors.

Rule 10b5-1 Sales Plan

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our policy on insider trading and communications with the public.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth the beneficial ownership of our common stock as of March 7, 2013 by (1) each of our directors, (2) each of our executive officers, (3) all of our directors and executive officers as a group, and (4) each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the Securities and Exchange Commission (“SEC”). The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement, or (4) the automatic termination of a trust, discretionary account or similar arrangement. Except as noted below, the address for all beneficial owners in the table below is 19520 Jamboree Road, Suite 200, Irvine, California 92612.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage
Directors and Executive Officers:
Mr. Barry S. Sternlicht(5)	11,985,905	37.9%
Mr. Douglas F. Bauer(1)	669,305	2.1%
Mr. Thomas J. Mitchell(2)	669,305	2.1%
Mr. Michael D. Grubbs(3)	511,730	1.6%
Mr. J. Marc Perrin	—	*
Mr. Richard D. Bronson(4)	5,000	*
Mr. Wade H. Cable(4)	35,000	*
Mr. Steven J. Gilbert(4)	10,000	*
Mr. Thomas B. Rogers(4)	11,000	*
All directors, director nominees and executive officers as a group (9 persons)	13,897,245	44.0%
5% or more Stockholder:
VIII/TPC Holdings, L.L.C.(5)(6)	11,985,905	37.9%

*	Represents less than 1% of the number of shares of our common stock outstanding.
(1)

Includes 669,305 shares of our common stock received by Mr. Bauer, in his capacity as a common member and Incentive Unit Holder in TPH LLC, as part of our formation transactions. Excludes (i) 225,292 shares of restricted stock received by Mr. Bauer, in his capacity as an Incentive Unit Holder of TPH LLC, as part of our formation transactions, which shares of restricted stock will vest on the earlier of (A) the Starwood Fund or its affiliates selling 75% or more of their shares of our common stock to non-affiliates, (B) the Starwood Fund or its affiliates owning less than 25% of the total outstanding shares of our common stock, (C) our dissolution and (D) (x) subject to certain vesting limitations provided in the employment agreements of our executive officers, the sale by the Starwood Fund or its affiliates of 25% or more of their shares of our common stock to non-affiliates or (y) the disposition of substantially all of our assets to non-affiliates,

(ii) 253,453 shares of restricted stock received by Mr. Bauer, in his capacity as an Incentive Unit Holder in TPH LLC, as part of our formation transactions, which shares of restricted stock will vest in equal quarterly installments through September 24, 2014, (iii) 20,588 restricted stock units granted to Mr. Bauer pursuant to our 2013 Long-Term Incentive Plan, and (iv) options to purchase 94,067 shares of our common stock granted to Mr. Bauer pursuant to our 2013 Long-Term Incentive Plan (with a strike price equal to $17.00 per share). See Item 11, “Executive Compensation” for additional information regarding the shares of restricted stock.
(2)

Includes 669,305 shares of our common stock received by Mr. Mitchell, in his capacity as a common member and Incentive Unit Holder in TPH LLC, as part of our formation transactions. Excludes (i) 225,292 shares of restricted stock received by Mr. Mitchell, in his capacity as an Incentive Unit Holder of TPH LLC, as part of our formation transactions, which shares of restricted stock will vest on the earlier of (A) the Starwood Fund or its affiliates selling 75% or more of their shares of our common stock to non-affiliates, (B) the Starwood Fund or its affiliates owning less than 25% of the total outstanding shares of our common stock, (C) our dissolution and (D) (x) subject to certain vesting limitations provided in the employment agreements of our executive officers, the sale by the Starwood Fund or its affiliates of 25% or more of their shares of our common stock to non-affiliates or (y) the disposition of substantially all of our assets to non-affiliates, (ii) 253,453 shares of restricted stock received by Mr. Mitchell, in his capacity as an Incentive Unit Holder in TPH LLC, as part of our formation transactions, which shares of restricted stock will vest in equal quarterly installments through September 24, 2014, (iii) 20,588 restricted stock units granted to Mr. Mitchell upon the completion of this offering pursuant to our 2013 Long-Term Incentive Plan, and (iv) options to purchase 94,067 shares of our common stock granted to Mr. Mitchell pursuant to our 2013 Long-Term Incentive Plan (with a strike price equal to $17.00 per share). See Item 11, “Executive Compensation” for additional information regarding the shares of restricted stock.

(3)

Includes 511,730 shares of our common stock received by Mr. Grubbs, in his capacity as a common member and Incentive Unit Holder in TPH LLC, as part of our formation transactions. Excludes (i) 225,292 shares of restricted stock received by Mr. Grubbs, in his capacity as an Incentive Unit Holder of TPH LLC, as part of our formation transactions, which shares of restricted stock will vest on the earlier of (A) the Starwood Fund or its affiliates selling 75% or more of their shares of our common stock to non-affiliates, (B) the Starwood Fund or its affiliates owning less than 25% of the total outstanding shares of our common stock, (C) our dissolution and (D) (x) subject to certain vesting limitations provided in the employment agreements of our executive officers, the sale by the Starwood Fund or its affiliates of 25% or more of their shares of our common stock to non-affiliates or (y) the disposition of substantially all of our assets to non-affiliates, (ii) 253,453 shares of restricted stock received by Mr. Grubbs, in his capacity as an Incentive Unit Holder in TPH LLC, as part of our formation transactions, which shares of restricted stock will vest in equal quarterly installments through September 24, 2014, (iii) 20,588 restricted stock units granted to Mr. Grubbs pursuant to our 2013 Long-Term Incentive Plan, and (iv) options to purchase 94,067 shares of our common stock granted to Mr. Grubbs pursuant to our 2013 Long-Term Incentive Plan (with a strike price equal to $17.00 per share). See Item 11, “Executive Compensation” for additional information regarding the shares of restricted stock.

(4)	Excludes 2,353 restricted stock units granted to the director pursuant to our 2013 Long-Term Incentive Plan.
(5)

VIII/TPC Holdings, L.L.C. is one of the wholly owned subsidiaries that constitutes the Starwood Fund. The Starwood Fund is managed by an owned affiliate of Starwood Capital Group. Barry Sternlicht is the controlling partner of Starwood Capital Group, and may be deemed to share voting power and investment control over the shares of our common stock held by the Starwood Fund. Mr. Sternlicht disclaims beneficial ownership of the shares of our common stock held by the Starwood Fund except to the extent of any pecuniary interest therein.

(6)

VIII/TPC Holdings, L.L.C., which is one of the wholly owned subsidiaries that constitutes the Starwood Fund. We have been advised that the Starwood Fund is an affiliate of a broker-dealer. We have also been advised that the Starwood Fund acquired its investment in us in the ordinary course of business, not for resale, and that it did not have, at the time of purchase, any agreements or understandings, directly or indirectly, with any person to distribute the common stock.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Our executive officers, directors and other related parties will receive material financial and other benefits, including the following:

Indemnification Agreements

We have entered into an indemnification agreement with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Registration Rights

We have entered into a registration rights agreement with the former members of TPH LLC, including the Starwood Fund, the members of our management team and a third-party investor, with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the members of TPH LLC and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.

Notwithstanding the foregoing, any registration will be subject to cutback provisions, and we will be permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) for certain periods, referred to as “blackout periods.”

Acquisitions and Pending Acquisitions from Entities Managed by Affiliates of Starwood Capital Group

In March 2011 and December 2012, we acquired 62 lots and 25 lots, respectfully, in the Rosedale master planned community located in Azusa, California for a purchase price of approximately $6.5 million and $3.5 million (plus a potential profit participation should a specific net margin be exceeded), respectively, from an entity in which the Starwood Capital Group owns a minority interest.

In December 2012, we acquired 57 lots out of a total commitment of 149 lots located in Castle Rock, Colorado for a purchase price of approximately $3.2 million from an entity managed by an affiliate of the Starwood Capital Group. We used a portion of the net proceeds from our initial public offering to acquire the remaining 92 entitled lots in March 2013 for a purchase price of approximately $5.4 million.

In March 2013, we acquired an additional 66 lots in the Rosedale master planned community located in Azusa, California for a purchase price of approximately $15.7 million (plus a potential profit participation should a specific net margin be exceeded) from an entity in which the Starwood Capital Group owns a minority interest. This acquisition was approved by our independent directors.

Reimbursement of Expenses to Starwood Capital Group

Although we do not pay any fees to Starwood Capital Group or its affiliates, we have reimbursed Starwood Capital Group for certain due diligence expenses and for the out-of-pocket travel and lodging expenses of representatives of the Starwood Fund for their attendance at board and other meetings and in connection with site visits or other business of our company. We reimbursed Starwood Capital Group $4,166, $79,464 and $0 during the years ended December 31, 2012, 2011 and 2010, respectively.

Investor Rights Agreement

Pursuant to an investor rights agreement that we entered into with the Starwood Fund, the Starwood Fund has the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs have agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%.

CONFLICTS OF INTEREST

Conflicts of interest may exist between our directors and officers and other related parties and our company as described below.

The Starwood Fund beneficially owns 11,985,905 shares of our common stock, which will represent 37.9% of our common stock outstanding. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Starwood Fund is managed by an affiliate of Starwood Capital Group. For so long as the Starwood Fund continues to beneficially own a controlling stake in us, the Starwood Fund will have the power to elect and remove all of our directors and to approve any action requiring the majority approval of our stockholders. In addition, the Starwood Fund will have the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs have agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%. The Starwood Fund’s interests may not be fully aligned with yours and this could lead to a strategy that is not in your best interests. In addition, the Starwood Fund’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our common stock might otherwise receive a premium for your shares over the then-current market price.

In addition to the acquisition of lots in Azusa, California and Castle Rock, Colorado from an entity managed by an affiliate of Starwood Capital Group referred to above, we may in the future acquire additional land from affiliates of Starwood Capital Group. Any such acquisitions will be separately considered for approval by our independent directors.

Barry Sternlicht, the chairman of our board, is the Chairman and Chief Executive Officer, and J. Marc Perrin, a member of our board, is a Managing Director, of Starwood Capital Group. As a result of our relationship with Starwood Capital Group, there may be transactions between us and Starwood Capital Group that could present an actual or perceived conflict of interest. These conflicts of interest may lead Mr. Sternlicht and Mr. Perrin to recuse themselves from actions of our board of directors with respect to any transactions involving or with Starwood Capital Group or its affiliates, or with Starwood Property Trust, Inc., a New York Stock Exchange-listed public mortgage REIT managed by an affiliate of Starwood Capital Group. In addition, Mr. Sternlicht and Mr. Perrin will devote only a portion of their business time to their duties with our board of directors, and they will devote the majority of their time to their duties with Starwood Capital Group and other commitments.

We have entered into amended and restated employment agreements with Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, pursuant to which they will devote their full business time and attention to our affairs. These employment agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with the individuals party to these agreements.

We have adopted Corporate Governance Guidelines which, among other things, require directors to disclose personal or business interests that involve an actual or potential conflict of interest. In addition, our Code of Business Conduct and Ethics requires that any transaction in which any of our directors, officers or employees has an interest must be approved by a vote of a majority of our disinterested directors. We cannot assure you that these policies will be successful in eliminating the influence of conflicts of interest. These policies may be amended from time to time at the discretion of our board of directors, without a vote of our stockholders.

Director Independence

Our board of directors has determined that four of our directors, Messrs. Bronson, Cable, Gilbert and Rogers constituting a majority, satisfy the listing standards for independence of the New York Stock Exchange and Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP was our independent registered public accounting firm for the fiscal year ended December 31, 2012.

Audit and All Other Fees

The fees billed to us by Ernst & Young LLP during the last two fiscal years for the indicated services were as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees(1)	$563,000	$40,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	17,000	17,000
All Other Fees(4)	—	—

Total Fees	$580,000	$57,000

(1)

Audit Fees—These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees—These are fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

(3)

Tax Fees—These are fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. This includes the preparation of our and our consolidated subsidiaries’ original and amended tax returns, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees—These are fees for other permissible work performed by Ernst & Young LLP that does not meet the above category descriptions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, our audit committee, or the Chairman of the Audit Committee, must pre-approve all engagements of our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements

TRI Pointe Homes, LLC and TRI Pointe Homes, LLC Predecessor:

Historical Financial Statements:

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-4

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010	F-5

Consolidated Statements of Members’ Equity from January 1, 2010 through September 23, 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-7

Notes to Consolidated Financial Statements for the Years Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-8

(2)	Financial Statement Schedules

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits

The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding those exhibits, which Index is incorporated in this Item by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRI Pointe Homes, LLC and TRI Pointe Homes, LLC Predecessor:
Historical Financial Statements:

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-4

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010	F-5

Consolidated Statement of Members’ Equity from January 1, 2010 through September 23, 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-7

Notes to Consolidated Financial Statements for the Year Ended December  31, 2012 and 2011, and from September 24, 2010 (Inception) through December 31, 2010, and from January 1, 2010 through September 23, 2010

F-8

REPORT OF INDEPENDENT AUDITORS

To the Members

TRI Pointe Homes, LLC

We have audited the accompanying consolidated balance sheets of TRI Pointe Homes, LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2012 and 2011, for the period from September 24, 2010 (inception) through December 31, 2010, and for the predecessor group of entities of TRI Pointe Homes, LLC (TRI Pointe Homes Predecessor) for the period from January 1, 2010 through September 23, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRI Pointe Homes, LLC at December 31, 2012 and 2011, and the consolidated results of its operations, members’ equity, and cash flows for the years ended December 31, 2012 and 2011, for the period from September 24, 2010 (inception) through December 31, 2010, and for the predecessor group of entities of TRI Pointe Homes, LLC (TRI Pointe Homes Predecessor) for the period from January 1, 2010 through September 23, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, CA

March 28, 2013

TRI POINTE HOMES, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$19,824,000	$10,164,000
Real estate inventories	194,083,000	82,023,000
Contracts and accounts receivable	548,000	71,000
Contracts intangible, net	—	244,000
Other assets	3,061,000	1,274,000

	$217,516,000	$93,776,000

Liabilities and members’ equity
Accounts payable and accrued liabilities	$10,995,000	$4,412,000
Notes payable	57,368,000	6,873,000

	68,363,000	11,285,000
Commitments and contingencies (Note 7)
Members’ equity	149,153,000	82,491,000

	$217,516,000	$93,776,000

See accompanying notes.

TRI POINTE HOMES, LLC AND TRI POINTE HOMES PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Revenues:
Home sales	$77,477,000	$13,525,000	$4,143,000	$—
Fee building	1,073,000	5,804,000	14,844,000	19,853,000

	78,550,000	19,329,000	18,987,000	19,853,000

Expenses:
Cost of home sales	63,688,000	12,075,000	3,773,000	—
Fee building	924,000	5,654,000	14,030,000	17,188,000
Sales and marketing	4,636,000	1,553,000	408,000	136,000
General and administrative	6,772,000	4,620,000	1,875,000	1,401,000

	76,020,000	23,902,000	20,086,000	18,725,000

Income (loss) from operations	2,530,000	(4,573,000)	(1,099,000)	1,128,000
Organizational costs	—	—	(1,061,000)	—
Other expense, net	(24,000)	(20,000)	(15,000)	(43,000)

Net income (loss)	$2,506,000	$(4,593,000)	$(2,175,000)	$1,085,000

Proforma income (loss) per share (Note 10)
Basic	$0.12	$(0.36)

Diluted	$0.12	$(0.36)

See accompanying notes.

TRI POINTE HOMES, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	VIII/TPC Holdings, L.L.C.	Minority Members	Management Incentive Units	Total Members’ Equity
Balance at September 24, 2010 (inception)	$—	$—	$—	$—
Contributions	20,000,000	9,867,000	—	29,867,000
Financial advisory fee paid on capital raised	(1,975,000)	(975,000)	—	(2,950,000)
Amortization of equity based incentive units (Note 8)	—	—	116,000	116,000
Net loss	(1,456,000)	(719,000)	—	(2,175,000)

Balance at December 31, 2010	16,569,000	8,173,000	116,000	24,858,000
Contributions	64,000,000	—	—	64,000,000
Financial advisory fee paid on capital raised	(2,669,000)	429,000	—	(2,240,000)
Amortization of equity based incentive units (Note 8)	—	—	466,000	466,000
Net loss	(4,135,000)	(458,000)	—	(4,593,000)

Balance at December 31, 2011	73,765,000	8,144,000	582,000	82,491,000
Contributions	66,000,000	—	—	66,000,000
Financial advisory fee paid on capital raised	(2,393,000)	83,000	—	(2,310,000)
Amortization of equity based incentive units (Note 8)			466,000	466,000
Net income	2,364,000	142,000	—	2,506,000

Balance at December 31, 2012	$139,736,000	$8,369,000	$1,048,000	$149,153,000

See accompanying notes.

TRI POINTE HOMES PREDECESSOR

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

Total Members’ Equity
Balance at January 1, 2010	$9,604,000
Net income	1,085,000

Balance at September 23, 2010	$10,689,000

TRI POINTE HOMES, LLC AND TRI POINTE HOMES PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Cash flows from operating activities
Net income (loss)	$2,506,000	$(4,593,000)	$(2,175,000)	$1,085,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of contracts intangible	244,000	686,000	1,529,000	—
Depreciation	187,000	72,000	13,000	29,000
Amortization of equity based incentive units	466,000	466,000	116,000
Changes in operating assets and liabilities:
Real estate inventories	(112,060,000)	(67,915,000)	(2,537,000)	(7,438,000)
Contracts and accounts receivable	(477,000)	2,035,000	(1,514,000)	(1,208,000)
Other assets	(1,686,000)	170,000	256,000	(287,000)
Accounts payable and accrued liabilities	6,583,000	2,636,000	192,000	609,000

Net cash used in operating activities	(104,237,000)	(66,443,000)	(4,120,000)	(7,210,000)

Cash flows from investing activities
Purchases of furniture and equipment	(288,000)	(308,000)	(26,000)	(50,000)

Net cash used in investing activities	(288,000)	(308,000)	(26,000)	(50,000)

Cash flows from financing activities
Cash contributions from member	66,000,000	64,000,000	20,000,000	—
Financial advisory fee paid on capital raised	(2,310,000)	(2,240,000)	(2,950,000)	—
Borrowings from notes payable	115,888,000	6,981,000	1,085,000	4,494,000
Repayments of notes payable	(65,393,000)	(3,570,000)	(2,638,000)	—
Cash contributed at formation	—	—	393,000	—

Net cash provided by financing activities	114,185,000	65,171,000	15,890,000	4,494,000

Net increase (decrease) in cash and cash equivalents	9,660,000	(1,580,000)	11,744,000	(2,766,000)
Cash and cash equivalents—beginning of period	10,164,000	11,744,000	—	8,795,000

Cash and cash equivalents—end of period	$19,824,000	$10,164,000	$11,744,000	$6,029,000

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—	$—

Supplemental disclosure of noncash transactions
Assets contributed and liabilities assumed at formation of the Company:
Real estate projects held for development and sale	$—	$—	$11,571,000	$—

Contracts intangible and other assets	$—	$—	$4,501,000	$—

Accounts payable and accrued liabilities	$—	$—	$(1,583,000)	$—

Notes payable secured by real estate projects	$—	$—	$(5,015,000)	$—

See accompanying notes.

TRI POINTE HOMES, LLC AND TRI POINTE HOMES PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

TRI Pointe Homes, LLC (the “Company”), a Delaware limited liability company, and its subsidiaries are primarily engaged in all aspects of residential real estate development, including acquiring land and designing, constructing and selling single-family homes located in California.

Our predecessor was not a legal entity but rather a combination of certain real estate entities, specializing in homebuilding, which included construction management to provide fee building services.

The Company commenced operations on September 24, 2010, concurrently with the execution of the Limited Liability Company Operating Agreement (the “Operating Agreement”). On that date a group of investors (collectively, the “Minority Members”) contributed assets and transferred liabilities in exchange for $9,867,000 of common units. The net assets contributed by the Minority Members had a fair value of $9,867,000, and consisted primarily of two real estate projects, two construction management agreements, working capital and fixed assets. In addition, VIII/TPC Holdings, L.L.C. (the “Starwood Fund”) contributed cash of $20,000,000 in exchange for $20,000,000 of common units and control of the Company. In accordance with the Operating Agreement, the Starwood Fund was permitted to elect to make additional capital contributions to the Company in exchange for additional common units, such that the Starwood Fund’s total capital contributions may aggregate up to $150,000,000 at a fixed price (the “Option”), with a potential common unit percentage interest in the Company of 93.83%. As of December 31, 2012, the Starwood Fund had fully funded the maximum aggregate capital contributions permitted under the Option.

The Company accounted for the Option as a freestanding equity instrument with a fair value at the date of issuance of $5,000,000. The Option was classified within the Company’s consolidated statement of members’ equity and specifically attributed to the Starwood Fund’s capital account.

During the years ended December 31, 2012 and 2011, the Starwood Fund made additional capital contributions of $66,000,000 and $64,000,000, respectively, in exchange for common units. As of December 31, 2012 and December 31, 2011, the Starwood Fund’s cumulative capital contributions to the Company totaled $150,000,000 and $84,000,000, respectively.

As of December 31, 2012, the Starwood Fund’s common unit percentage interest in the Company was 93.83%, and the Minority Members’ aggregate common unit percentage interest in the Company was the remaining 6.17%. As of December 31, 2011, the Starwood Fund’s common unit percentage interest in the Company was 89.49%, and the Minority Members’ aggregate common unit percentage interest in the Company was the remaining 10.51%.

In connection with the commitment from the Starwood Fund, the Company paid a financial advisory fee to a third-party investment firm equal to 5% of the aggregate capital contributed. The Company incurred financial advisory fees of $2,310,000, $2,240,000, and $2,950,000, respectively, which have been included as a reduction of members’ equity in the accompanying consolidated financial statements. No amounts were outstanding at December 31, 2012, 2011 and 2010 related to the financial advisory fees. All financial advisory fees paid were reallocated among the members, on a cumulative basis, in proportion with each member’s respective common unit percentage in the Company at the end of each reporting period.

In September 2012, the Starwood Fund made a contribution of $37,000,000 in exchange for $37,000,000 of common units. Concurrent with this capital contribution, the Company amended its Operating Agreement whereby the $37,000,000 must be returned to the Starwood Fund if the Offering does not close by February 28, 2013, or is cancelled prior to February 28, 2013 without the written consent of the Starwood Fund. In November 2012, the Company obtained approval from the Starwood Fund, pursuant to an amendment of its Operating Agreement, to remove the redemption feature such that the $37,000,000 of common units were no longer redeemable outside the control of the Company. The removal of the redemption feature was not deemed to be an extinguishment because the redemption was originally deemed to be remote. Accordingly, as of December 31, 2012, the $37,000,000 of common units is classified as members’ equity.

Net income and net losses are allocated among the members such that each member’s Adjusted Capital Account, as defined, is, as nearly as possible, proportionately equal to the distributions that would be made to each member if the Company were dissolved pursuant to the provisions of the Operating Agreement.

Distributions to the members are made pursuant to the Operating Agreement. Through December 31, 2012 and December 31, 2011 and 2010, no distributions had been made.

In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10 million shares of common stock at the public offering price of $17.00 per share. The company received proceeds of approximately $155.6 million, net of the underwriting discount and estimated offering expenses. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO, the Company had 31,597,907 common shares outstanding, of which 37.9% was beneficially owned by the Starwood Fund and 5.9% was beneficially owned by the executive management team.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation. Subsequent events have been evaluated through the date the financial statements were issued.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to the Company and its predecessor.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies. Accordingly, actual results could differ materially from these estimates.

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short term liquid investments with an initial maturity date of less than three months. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to other income (expense) when we determine continuation of the respective project is not probable.

Land, development and other common costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each community. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2012, 2011 and 2010, no impairment adjustments relating to real estate inventories were recorded.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with ASC 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “—Real Estate Inventories and Cost of Sales.”

Fee Building

The Company enters into construction management agreements to provide fee building services whereby it will build, market and sell homes on behalf of independent third-party property owners. The independent third-party property owner funds all project costs incurred by the Company to build and sell the homes. The Company primarily enters into cost plus fee contracts where it charges independent third-party property owners for all direct and indirect costs plus a negotiated management fee. For these types of contracts, the Company recognizes revenue based on the actual total costs it has expended and the applicable management fee. The management fee is typically a fixed fee based on a percentage of the cost or home sales revenue of the project depending on the terms of the agreement with the independent third-party property owner. In accordance with ASC 605, Revenue Recognition, revenues from construction management services are recognized over a cost-to-cost approach in applying the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. The total estimated cost plus the management fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the management fee it has earned to date. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company’s revenue and cost of revenue. Under certain agreements, the Company is eligible to receive additional incentive compensation, as certain financial thresholds defined in the agreement are achieved. The Company recognizes revenue for any incentive compensation when such financial thresholds are probable of being met and such compensation is deemed to be collectible, generally at the date the amount is communicated to us by the independent third-party property owner.

The Company also enters into fee building contracts where it does not bear risks for any services outside of its own. For these types of contracts, the Company recognizes revenue as services are performed. The Company does not recognize any revenue or costs related to subcontractors’ cost since it does not bear any risk related to them.

Warranty Reserves

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets. Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2012	2011	2010
Warranty reserves, beginning of period	$985,000	$731,000	$316,000	(1)
Warranty reserves accrued	854,000	470,000	485,000
Warranty expenditures	(246,000)	(216,000)	(70,000)

Warranty reserves, end of period	$1,593,000	$985,000	$731,000

(1)	Contributed at formation of the Company on September 24, 2010

Acquired Intangible Assets

Upon consummation of a business combination as defined in ASC 805, Business Combinations, the Company performs an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships. The identified intangible assets are amortized over their respective calculated term.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, or (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As of December 31, 2012 and 2011, the Company did not have any investment that was deemed to be a VIE.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2012 and 2011, the Company was not required to consolidate any VIEs nor did the Company write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Sales and Marketing Expense

Sales and marketing costs incurred to sell real estate projects are capitalized if they are reasonably expected to be recovered from the sale of the project or from incidental operations and are incurred for tangible assets that are used directly through the selling period to aid in the sale of the project or services that have been performed to obtain regulatory approval of sales. All other selling expenses and other marketing costs are expensed in the period incurred.

Organizational Costs

Organizational costs include legal, accounting and other expenditures incurred in connection with the formation of the Company, which were expensed in their entirety during the period ended December 31, 2010.

Income Taxes

The Company is a limited liability company and the Company’s predecessor includes a limited partnership and a limited liability company, all of which are treated as partnership for income tax purposes and are subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company are the obligation of the members. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2012, 2011 and 2010.

The Company’s predecessor has a subsidiary that is treated as a C Corporation. Federal and state income taxes are provided for these entities in accordance with the provisions of ASC 740, Income Taxes. The provision for, or the benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on its determination of whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

The Company’s predecessor followed certain accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable taxing authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have no examinations in progress and believe that there are no uncertain tax positions that do not meet the more-likely-than-not level of authority.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company’s adoption of these provisions of ASU 2011-04 on January 1, 2012 did not have an impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other—Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The Company’s adoption of these provisions of ASU 2011-08 on January 1, 2012 did not have an impact on the consolidated financial statements.

2.	Real Estate Inventories

Real estate inventories consisted of the following:

	December 31,
	2012	2011
Inventories owned:
Deposits and pre-acquisition costs	$12,285,000	$12,124,000
Land held and land under development	129,621,000	58,434,000
Homes completed or under construction	40,955,000	8,918,000
Model homes	11,222,000	2,547,000

	$194,083,000	$82,023,000

Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirects, permits, and vertical construction. Land under development includes costs incurred during site development such as land, development, indirects, and permits. Land is classified as held for future development if no significant development has occurred.

Interest Capitalization

Interest is capitalized on inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related units are closed. For the year ended December 31, 2012 and 2011, the period from September 24, 2010 (inception) through December 31, 2010 and the period from January 1, 2010 through September 23, 2010, interest incurred, capitalized, and expensed were as follows:

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Interest incurred	$2,077,000	$171,000	$185,000	$160,000

Interest expensed	—	—	—	—

Capitalized interest in beginning inventory	$159,000	$257,000	$160,000	$—
Interest capitalized as a cost of inventory	2,077,000	171,000	185,000	160,000
Interest previously capitalized as a cost of inventory, included in cost of sales	(872,000)	(269,000)	(88,000)	—

Capitalized interest in ending inventory	$1,364,000	$159,000	$257,000	$160,000

3.	Contracts Intangible

The formation of the Company was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As such, the Company allocated amounts to acquired tangible and intangible assets and liabilities based upon their fair values.

Contracts intangible represents the fair value attributable to the construction services contracts contributed by the Minority Members at formation. Contracts intangible is amortized as a cost of construction services over the lives of the related fee building projects, and consisted of the following:

	December 31,
	2012	2011
Contracts intangible	$2,459,000	$2,459,000
Beginning accumulated amortization	(2,215,000)	(1,529,000)
Amortization expense	(244,000)	(686,000)

Ending accumulated amortization	(2,459,000)	(2,215,000)

Contracts intangible, net	$—	$244,000

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2012	2011
Accounts payable and accrued expenses	$8,280,000	$3,223,000
Accrued payroll liabilities	1,122,000	204,000
Warranty reserves (Note 1)	1,593,000	985,000

	$10,995,000	$4,412,000

5.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2012	2011
Revolving credit facility	$6,855,000	$2,025,000
Acquisition and development loans	37,996,000	4,848,000
Construction loans	12,517,000	—

	$57,368,000	$6,873,000

As of December 31, 2012, the Company has a secured revolving credit facility which has a maximum loan commitment of $30.0 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. The Company may borrow under its facility in the ordinary course of business to fund its operations, including its land development and home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, which may also limit the amount available or outstanding under the facility. The facility is secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net sales proceeds from the sales of homes, subject to a minimum release price. Interest rates charged under the facility include LIBOR and prime rate pricing options, subject to a minimum interest rate floor. As of December 31, 2012, the interest rate was 5.5% per annum, and the Company had approximately $21.4 million of availability under the facility.

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its model and production homes. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. The construction loans will be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of December 31, 2012, the Company had approximately $68.1 million of aggregate acquisition and development loan commitments and $25.4 million of aggregate construction loan commitments, of which $38.0 million and $12.5 million was outstanding, respectively. The loans have maturity dates ranging from August 2013 to February 2015, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on LIBOR or Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. As of December 31, 2012, the weighted average interest rate was 5.2% per annum.

As of December 31, 2011, the Company had one secured acquisition and development loan with a $13.1 million commitment, of which $4.8 million was outstanding. The loan has a maturity date of April 2014, including the six month extension which is at our election (subject to certain conditions) and bears interest at a rate based on LIBOR or Prime Rate pricing options, with an interest rate floor of 6.0%. As of December 31, 2011, the weighted average interest rate was 6.0% per annum.

During the year ended December 31, 2002 and 2011, the period from September 24, 2010 (inception) through December 31, 2010, and the period from January 1, 2010 through September 23, 2010, the Company incurred interest of $2,077,000, $171,000, $185,000 and $160,000 respectively, related to its notes payable, all of which was capitalized to real estate inventories. As of December 31, 2012 and 2011, accrued interest of $273,000 and $33,000, respectively, was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Under the revolving credit facility and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; and (iii) a minimum liquidity amount. The Company was in compliance with all financial covenants as of December 31, 2012 and 2011.

6.	Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

At December 31, 2012 and 2011, as required by ASC 820, Financial Instruments, the following presents net book values and estimated fair values of notes:

	Liabilities at Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Revolving credit facility	$6,855,000	$—	$—	$6,855,000
Acquisition and development loans	37,996,000	—	—	37,996,000
Construction loans	12,517,000	—	—	12,517,000

Total liabilities measured at fair value	$57,368,000	$—	$—	$57,368,000

	Liabilities at Fair Value as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Revolving credit facility	$2,025,000	$—	$—	$2,025,000
Acquisition and development loans	4,848,000	—	—	4,848,000

Total liabilities measured at fair value	$6,873,000	$—	$—	$6,873,000

Estimated fair values of the outstanding revolving credit facility, acquisition and development loans, and construction loans at December 31, 2012 and 2011 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the years ended December 31, 2012 and 2011, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

7.	Commitments and Contingencies

Lawsuits, claims and proceedings have been or may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2012 and 2011, the Company did not have any accruals for asserted or unasserted matters.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2012 and 2011, the Company had outstanding surety bonds totaling $11.9 million and $7.5 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by third parties are called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms up to five years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.

The Company occupies office space under three operating lease agreements that expire in 2014, 2016 and 2018 respectively. As of December 31, 2012, future minimum lease payments under non-cancelable operating lease agreements are as follows:

2013	$453,000
2014	490,000
2015	458,000
2016	411,000
2017	120,000
Thereafter	61,000

$1,993,000

For the years ended December 31, 2012, 2011 and 2010, rental expense was $373,000, $167,000 and $35,000, respectively.

8.	Equity Based Incentive Units

On September 24, 2010, the Company granted equity based incentive units to management. Recipients of the equity based incentive units have the right to receive certain distributions, if any, from the Company following distributions to the common unit members of all of their prior capital contributions plus a specified return on such capital contributions. The vesting terms of the equity based incentive units are as follows: (1) 18.75% of such units vested, subject to limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to limitation in (3) below in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event as defined; and (4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event, as defined.

The fair value for equity based incentive units was established at the date of grant using an option based model. The fair value of the equity based incentive units was determined using the following assumptions:

September 24, 2010
Dividend yield	0.0%
Expected volatility	70%
Risk-free interest rate	1.03%
Term	4 years

The Company did not grant any equity based incentive units during the year ended December 31, 2012 and 2011. No equity based incentive units were cancelled or issued during the years ended December 31, 2012 and 2011.

The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2010 was $3.3 million. The Company recognized $466,000, $466,000 and $116,000 of compensation expense, net of estimated forfeitures during the years ended December 31, 2012, 2011 and 2010, respectively, and all such compensation expense was included in general and administrative. Unrecognized compensation expense related to equity based incentive units was $2.3 million, $2.7 million and $3.2 million at December 31, 2012, 2011 and 2010, respectively.

9.	Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and construction services. In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to reportable segments was as follows:

	Year Ended December 31,		Period From September 24, 2010 (Inception) Through December 31,	Predecessor
				Period From January 1, 2010 Through September 23,
	2012	2011	2010	2010
Revenues
Homebuilding	$77,477,000	$13,525,000	$4,143,000	$—
Fee building	1,073,000	5,804,000	14,844,000	19,853,000

Total	$78,550,000	$19,329,000	$18,987,000	$19,853,000

Gross profit
Homebuilding	$13,789,000	$1,450,000	$370,000	$—
Fee building	149,000	150,000	814,000	2,665,000

Total	$13,938,000	$1,600,000	$1,184,000	$2,665,000

Contracts intangible amortization (included in cost of sales)
Homebuilding	$—	$—	$—	$—
Fee building	244,000	686,000	1,529,000	—

Total	$244,000	$686,000	$1,529,000	$—

	December 31,
	2012	2011
Assets
Homebuilding	$216,667,000	$92,604,000
Fee building	849,000	1,172,000

Total	$217,516,000	$93,776,000

10.	Pro Forma Income (Loss) per Share

Pro forma basic and diluted net income (loss) per share for the year ended December 31, 2012 and 2011 gives effect to the conversion of the Company’s members’ equity into common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later. The number of shares to be converted is based on the actual initial public offering price of $17.00 per share. In addition, the pro forma amounts give effect to reflect any income tax adjustments as if the Company was a taxable entity as of the beginning of the period. The pro forma income tax adjustments did not have any impact as the Company was in a cumulative loss position for the periods presented and since inception. Accordingly, any deferred tax assets associated with the losses would have a full valuation allowance applied against them.

	December 31,
	2012	2011
Net income (loss) as reported	$2,506,000	$(4,593,000)

Pro forma weighted-average shares to reflect the conversion of members’ equity	21,597,907	12,681,352

Pro forma weighted-average shares used to compute pro forma basic and diluted net income (loss) per share	21,597,907	12,681,352

11.	Subsequent Events

Upon completion of the Company’s IPO (discussed in Note 1) on January 31, 2013, the Company granted an aggregate of 159,412 restricted stock units and an aggregate of 282,201 options to purchase shares to members of the management team, officers and directors under the 2013 Long-Term Incentive Plan. On March 1, 2013, the Company granted an aggregate of 72,300 restricted stock units to its employees. The number of shares of the Company’s common stock that may be issued under the 2013 Long-Term Incentive Plan is 2,527,833 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas F. Bauer	Director, Chief Executive Officer (Principal Executive Officer)	March 28, 2013
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 28, 2013
Michael D. Grubbs

/s/ Barry S. Sternlicht	Chairman of the Board and Director	March 28, 2013
Barry S. Sternlicht

/s/ J. Marc Perrin	Director	March 28, 2013
J. Marc Perrin

/s/ Richard D. Bronson	Director	March 28, 2013
Richard D. Bronson

/s/ Wade H. Cable	Director	March 28, 2013
Wade H. Cable

/s/ Steven J. Gilbert	Director	March 28, 2013
Steven J. Gilbert

/s/ Thomas B. Rogers	Director	March 28, 2013
Thomas B. Rogers

S-1

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4, filed January 25, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc.

3.2	Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 3, filed Jan. 25, 2013))

10.1	Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.2	First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.3†	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.4	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC, (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Amendment No. 4, filed Jan. 25, 2013))

10.5†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Douglas F. Bauer

10.6†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Thomas J. Mitchell

10.7†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Michael D. Grubbs

10.8†	Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.9†	2013 Long-Term Incentive Plan form of Option Award and Stock Option Agreement

10.10†	2013 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement

10.11†	2013 Long-Term Incentive Plan form of Non-Employee Director Agreement

21.1	List of subsidiaries of TRI Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Chief Executive Officer Section 302 Certification of Periodic Report dated March 28, 2013

31.2	Chief Financial Officer Section 302 Certification of Periodic Report dated March 28, 2013

32.1	Chief Executive Officer Section 906 Certification of Periodic Report dated March 28, 2013

32.2	Chief Financial Officer Section 906 Certification of Periodic Report dated March 28, 2013

†	Management Contract or Compensatory Plan or Arrangement