Form 10-Q
period 2013-03-31
TRI Pointe Homes, Inc.
filed 2013-05-14
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-35796

TRI Pointe Homes, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3201111
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19520 Jamboree Road, Suite 200

Irvine, California 92612

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 478-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant’s shares of common stock outstanding at April 1, 2013: 31,597,907

TRI POINTE HOMES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$71,215	$19,824
Marketable securities	60,101	—
Real estate inventories	245,162	194,083
Contracts and accounts receivable	1,276	548
Other assets	1,958	3,061

Total Assets	$379,712	$217,516

Liabilities and Equity
Accounts payable and accrued liabilities	$13,597	$10,995
Notes payable	60,896	57,368

Total Liabilities	74,493	68,363

Commitments and contingencies (Note 6)	—	—

Equity:
Members equity	—	149,153
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,597,907 shares issued and outstanding as of March 31, 2013	316	—
Additional paid-in capital	308,834	—
Accumulated deficit	(3,992)	—
Accumulated other comprehensive income	61	—

Total Stockholders’ equity	305,219	—

Total Equity	305,219	149,153

Total Liabilities and Equity	$379,712	$217,516

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Home sales	$23,857	$4,588
Fee building	4,031	65

Total revenues	27,888	4,653

Expenses:
Cost of home sales	19,449	4,072
Fee building	3,625	65
Sales and marketing	1,330	493
General and administrative	3,313	1,178

Total expenses	27,717	5,808

Income (loss) from operations	171	(1,155)
Other income, net	172	12

Income (loss) before income taxes	343	(1,143)
Provision for income taxes	(73)	—

Net income (loss)	$270	$(1,143)

Net Income (loss) per share (Note 2)
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average number of shares (Note 2)
Basic	28,264,574	12,764,490
Diluted	28,274,188	12,764,490

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$270	$(1,143)
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	101	—
Reclassification adjustment for gains included in net income	(40)	—

Unrealized gains on marketable securities, net	61	—

Comprehensive income (loss)	$331	$(1,143)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share amounts)

	Stockholders’ Equity						Members’ Equity	Total Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	—	$—	$—	$—	$—	$—	$149,153	$149,153
Net income	—	—	—	270	—	270	—	270
Unrealized gain on available-for-sale investments	—	—	—	—	61	61	—	61

Total comprehensive income						331		331
Conversion of members’ equity into common stock	21,597,907	216	153,199	(4,262)	—	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	10,000,000	100	155,308	—	—	155,408	—	155,408
Stock-based compensation expense	—	—	327	—	—	327	—	327

Balance at March 31, 2013	31,597,907	$316	$308,834	$(3,992)	$61	$305,219	$—	$305,219

TRI POINTE HOMES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$270	$(1,143)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of contracts intangible	—	36
Depreciation	45	30
Amortization of stock-based compensation	327	116
Gain on sale marketable securities	(40)	—
Changes in operating assets and liabilities:
Real estate inventories	(51,079)	(17,765)
Contracts and accounts receivable	(728)	(398)
Other assets	1,187	(173)
Accounts payable and accrued liabilities	2,602	(1,637)

Net cash used in operating activities	(47,416)	(20,934)

Cash flows from investing activities
Purchases of furniture and equipment	(129)	(38)
Purchases of marketable securities	(125,000)	—
Sales of marketable securities	65,000	—

Net cash used in investing activities	(60,129)	(38)

Cash flows from financing activities
Net proceeds from issuance of common stock	155,408	—
Cash contributions from member	—	14,000
Financial advisory fee paid on capital raised	—	(490)
Borrowings from notes payable	24,575	13,624
Repayments of notes payable	(21,047)	(2,764)

Net cash provided by financing activities	158,936	24,370

Net increase in cash and cash equivalents	51,391	3,398
Cash and cash equivalents – beginning of period	19,824	10,164

Cash and cash equivalents – end of period	$71,215	$13,562

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC

NOTES TO UNAUDIDTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes in planned communities in major metropolitan areas located throughout Southern and Northern California and Colorado.

Initial Public Offering

In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share. The company received proceeds of $155.4 million in net proceeds after deducting underwriting discounts and commissions of $11.9 million and other net offering expenses of $2.7 million. The offering also included 5,742,350 shares of our common stock sold by a selling stockholder for $90.8 million, in net proceeds after deducting underwriting discounts and commissions of $6.8 million. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO on January 31, 2013 and as of March 31, 2013, the Company had 31,597,907 common shares outstanding.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation. Subsequent events have been evaluated through the date the financial statements were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim period presented. Results for the interim period are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. (and its consolidated subsidiaries).

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

Marketable Securities

Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily, holdings in mutual fund equity securities. As of March 31, 2013, all of our marketable securities are treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income at March 31, 2013.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the three months ended March 31, 2013 and 2012, no impairment adjustments relating to real estate inventories were recorded.

Revenue Recognition

Home Sales and Profit Recognition

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are closed. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “—Real Estate Inventories and Cost of Sales.”

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

Warranty Reserves

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets. Changes in our warranty accrual are detailed in the table set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012
Warranty reserves, beginning of period	$1,593	$985
Warranty reserves accrued	107	47
Warranty expenditures	(125)	(67)

Warranty reserves, end of period	$1,575	$965

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, or (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As of March 31, 2013 and 2012, the Company did not have any investment that was deemed to be a VIE.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of March 31, 2013 and 2012, the Company was not required to consolidate any VIEs nor did the Company write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). We adopted ASU 2013-02 during the three months ended March 31, 2013.

2.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual initial public offering price of $17.00 per share.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$270	$(1,143)

Denominator:
Basic weighted-average shares outstanding	28,264,574	12,764,490
Effect of dilutive shares:
Stock options and unvested restricted stock units(1)	9,614	—

Diluted weighted-average shares outstanding	28,274,188	12,764,490

Basic income (loss) per share	$0.01	$(0.09)

Diluted income (loss) per share(1)	$0.01	$(0.09)

Antidilutive stock options not included in diluted income per share	452	—

(1)	For periods with a net loss, no stock options or non-vested shares are included in the dilution calculation as all options and non-vested shares outstanding are considered antidilutive.

3.	Real Estate Inventories and Capitalized Interest

Real estate inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Inventories owned:
Deposits and pre-acquisition costs	$16,929	$12,285
Land held and land under development	158,025	129,621
Homes completed or under construction	57,994	40,955
Model homes	12,214	11,222

	$245,162	$194,083

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest incurred	$734	$172

Interest expensed	—	—

Capitalized interest in beginning inventory	$1,364	$159
Interest capitalized as a cost of inventory	734	172
Interest previously capitalized as a cost of inventory, included in cost of sales	(256)	(57)

Capitalized interest in ending inventory	$1,842	$274

Interest is capitalized on inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related units are closed.

4.	Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$6,005	$6,855
Acquisition and development loans	33,616	37,996
Construction loans	21,275	12,517

	$60,896	$57,368

As of March 31, 2013, the Company had a secured revolving credit facility which has a maximum loan commitment of $30.0 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. The Company may borrow under its facility in the ordinary course of business to fund its operations, including its land development and home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, which may also limit the amount available or outstanding under the facility. The facility is secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net sales proceeds from the sales of homes, subject to a minimum release price. Interest rates charged under the facility include applicable LIBOR and prime rate pricing options, subject to a minimum interest rate floor. As of March 31, 2013, the interest rate was 5.0% per annum, and the Company had $23.4 million of availability under the facility.

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

As of March 31, 2013, the Company had $82.8 million of aggregate acquisition and development loan commitments and $40.3 million of aggregate construction loan commitments, of which $33.6 million and $21.3 million was outstanding, respectively. The loans have maturity dates ranging from August 2013 to September 2015, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. As of March 31, 2013, the weighted average interest rate was 5.1% per annum.

As of December 31, 2012, the Company’s secured revolving credit facility with a maximum loan commitment of $30.0 million, of which $6.9 million was outstanding, had $21.4 million of availability and an interest rate of 5.5% per annum. In addition, the Company had $68.1 million of aggregate acquisition and development loan commitments and $25.4 million of aggregate construction loan commitments, of which $38.0 million and $12.5 million were outstanding, respectively. The loans had maturity dates ranging from August 2013 to February 2015, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. As of December 31, 2012, the weighted average interest rate was 5.2% per annum.

During the three months ended March 31, 2013 and 2012, the Company incurred interest of $734,000 and $172,000, respectively, related to its notes payable, all of which was capitalized to real estate inventories.

Under the revolving credit facility and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; and (iii) a minimum liquidity amount. The Company was in compliance with all financial covenants as of March 31, 2013 and December 31, 2012.

5.	Fair Value Disclosures

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

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The following table presents book values and estimated fair values of financial instruments (in thousands):

	Hierarchy	March 31, 2013		December 31, 2012
		Cost	Fair Value	Cost	Fair Value
Marketable Securities(1)	Level 1	$60,040	$60,101	$—	$—
Notes payable
Revolving credit facility(2)	Level 3	$6,005	$6,005	$6,855	$6,855
Acquisition and development loans(2)	Level 3	33,616	33,616	37,996	37,996
Construction loans(2)	Level 3	21,275	21,275	12,517	12,517

Total notes payable		$60,896	$60,896	$57,368	$57,368

(1)

Marketable securities consist of mutual fund equity securities with quoted prices in active markets. As of March 31, 2013, the Company’s marketable securities were treated as available-for-sale investments and changes in fair value were recorded as a component of accumulated other comprehensive income. As of March 31, 2013, the Company’s marketable securities were in an unrealized gain position of $61,000. During the three months ended March 31, 2013, the Company realized $40,000 in gains from the sale of marketable securities that was recorded to other income, net in the consolidated statements of operations. The Company did not hold any marketable securities as of December 31, 2012.

(2)

Estimated fair values of the outstanding revolving credit facility, acquisition and development loans, and construction loans at March 31, 2013 and December 31, 2012 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the revolving credit facility, acquisition and development loans and construction loans, book value approximated fair value at March 31, 2013 and December 31, 2012.

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the three months ended March 31, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

6.	Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2013 and December 31, 2012, the Company did not have any accruals for asserted or unasserted matters.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2013 and December 31, 2012, the Company had outstanding surety bonds totaling $15.7 million and $11.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by third parties are called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

7.	Stock-Based Compensation

The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (“2013 Incentive Plan”), was adopted by our board of directors in January 2013. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 2,527,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our the 2013 Incentive Plan.

The Company has issued stock option awards and restricted stock unit awards against the 2013 Incentive Plan. The exercise price of our stock-based awards may not be less than the market value of our common stock on the date of grant. The fair value for stock options is established at the date of grant using the Black-Scholes model for time based vesting awards. Our stock option awards typically vest over a one to three year period and expire ten years from the date of grant.

Our restricted stock awards are valued based on the closing price of our common stock on the date of grant and typically vest over a one to three year period.

The following table presents the stock option and restricted stock unit grant activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share
Stock options granted	285,900	$17.04
Restricted stock units granted	147,988	$17.73

Upon completion of the Company’s IPO on January 31, 2013, the Company granted an aggregate of 282,201 stock options and 71,176 restricted stock units to members of the management team, officers and directors. On March 1, 2013, the Company granted an aggregate of 72,300 restricted stock units to its employees. Each of the aforementioned awards ratably vest annually on the anniversary of the grant date over a three year period. On March 21, 2013, the Company granted an aggregate of 3,699 stock options and 4,512 restricted stock units to members of our independent Board of Directors as part of their annual compensation as directors. 100% of the awards cliff vest on the one year anniversary of the grant date. There were no stock option exercises, restricted stock unit vesting or forfeitures during the three months ended March 31, 2013. There were no grants of stock-based awards in 2012.

On September 24, 2010, the Company granted equity based incentive units to management. In connection with the IPO, the incentive units converted into shares of common stock. The recipients of the equity based incentive units have all the rights of a stockholder, including the rights to vote those shares and receive any dividends or distributions made with respect to those shares and any shares or other property received in respect of those shares; provided, however, any non-cash dividend or distribution with respect to the common stock shall be subject to the same vesting provisions as the incentive units. The vesting terms of the equity based incentive units are as follows: (1)18.75% of such units vested, subject to limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to limitation in (3) below in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event as defined; and (4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event, as defined. The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2010 was $3.3 million.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$109	$—
Restricted stock units	102	—
Equity based incentive units	116	116

Total stock-based compensation	$327	$116

The following table presents the remaining unrecognized compensation expense related to all stock-based awards and the weighted term over which the expense will be recognized (dollars in thousands):

	March 31, 2013
	Unrecognized Expense	Weighted Average Period (Years)
Stock options	$1,872	2.8
Restricted stock units	2,455	2.8
Equity based incentive units	2,147	1.5

Total stock-based compensation	$6,474	1.7

8.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

As discussed in Note 1, during 2012 and for the first 30 calendar days of 2013, the Company was a Delaware limited liability company which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to the first 30 calendar days of 2013 or fiscal 2012.

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. As of March 31, 2013, the Company recorded a tax provision of $73,000 based on an effective tax rate of 42% on the pretax income generated for the period from January 31, 2013 to March 31, 2013.

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

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Homebuilding	$23,857	$4,588
Fee building	4,031	65

Total	$27,888	$4,653

Gross profit
Homebuilding	$4,408	$516
Fee building	406	—

Total	$4,814	$516

	March 31, 2013	December 31, 2012
Assets
Homebuilding	$378,564	$216,667
Fee building	1,148	849

Total	$379,712	$217,516

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this annual report speak only as of the date of this annual report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	a downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our relationship, and actual and potential conflicts of interest, with Starwood Capital Group;

•	availability of qualified personnel and our ability to retain our key personnel; and

•

additional factors identified by us in documents filed with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2012 in Item 1A, “Risk Factors”.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Revenues:
Home sales	$23,857	$4,588
Fee building	4,031	65

Total revenues	27,888	4,653

Expenses:
Cost of home sales	19,449	4,072
Fee building	3,625	65
Sales and marketing	1,330	493
General and administrative	3,313	1,178

Total expenses	27,717	5,808

Income (loss) from operations	171	(1,155)
Other income, net	172	12

Income (loss) before income taxes	343	(1,143)
Provision for income taxes	(73)	—

Net income (loss)	$270	$(1,143)

Net Income (loss) per share
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net New Home Orders and Backlog (dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	123	18	105	583%
Cancellation rate	9%	25%	(16)%	(64)%
Average selling communities	7.3	3.8	3.5	92%
Selling communities at end of period	6	4	2	50%
Backlog (dollar value)	$77,027	$6,057	$70,970	1,172%
Backlog (units)	143	15	128	853%
Average sales price of backlog	$539	$404	$135	33%

Net new home orders for the three months ended March 31, 2013 increased 583% to 123, compared to 18 during the prior year period. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) increased for the three months ended March 31, 2013 to 16.8 per average selling community (5.62 monthly), compared to 4.7 per average selling community (1.58 monthly) during the prior year period. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 9% for the three months ended March 31, 2013 as compared to an unusually high 25% during the prior year period. We believe a cancellation rate in the range of 15% to 20% is more representative of an industry average cancellation rate as compared to 25% for the three months ended March 31, 2012. We experienced substantial order growth due to an increase in our average selling community count and the improving housing conditions and market acceptance of our well located new communities. Our average number of selling communities increased by 3.5 communities to 7.3 for the three months ended March 31, 2013, from 3.8 for the three months ended March 31, 2012. The increase was due to our opening six new selling communities since March 31, 2012, offset by final net new home orders at several of our selling communities. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog units of 128 homes was driven by the 583% increase in net new home orders during the three months ended March 31, 2013 as compared to same period in the previous year. The dollar value of backlog as of March 31, 2013 was $77.0 million, an increase of $71.0 million compared to $6.1 million as of March 31, 2012. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog of 128, or 853%, to 143 homes as of March 31, 2013 from 15 homes as of March 31, 2012 and an increase in the average sales price of homes in backlog. We experienced an increase in the average sales price of homes in backlog of $135,000, or 33%, to $539,000 as of March 31, 2013 compared to $404,000 as of March 31, 2012 due to the introduction of new product at six new communities with a shift to larger square footage homes with corresponding higher average sales prices. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in subsequent periods.

Home Sales Revenue and New Homes Delivered (dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	48	11	37	336%
Home sales revenue	$23,857	$4,588	$19,269	420%
Average sales price of homes delivered	$497	$417	$80	19%

New home deliveries increased by 37, or 336%, to 48 during the three months ended March 31, 2013 from 11 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities.

Home sales revenue increased $19.3 million, or 420%, to $23.9 million for the three months ended March 31, 2013 from $4.6 million for the prior year period. The increase was primarily attributable to: (i) an increase in revenue of $16.3 million due to a 336% increase in homes delivered to 48 for the three months ended March 31, 2013 from 11 for the prior year period, and (ii) an increase in revenues of $3.0 million related to an increase in average sales price of $80,000 per unit to $497,000 for the three months ended March 31, 2013 from $417,000 for the prior year period. The increase in the average sales price of homes delivered was attributable to a change in product mix from the deliveries at four new communities for the three months ended March 31, 2013.

Homebuilding (dollars in thousands)

	Three Months Ended March 31,
	2013	%	2012	%
Home sales	$23,857	100.0%	$4,588	100.0%
Cost of home sales	19,449	81.5%	4,072	88.8%

Homebuilding gross margin	4,408	18.5%	516	11.2%
Add: interest in cost of home sales	256	1.0%	57	1.3%

Adjusted homebuilding gross margin(1)	$4,664	19.5%	$573	12.5%

Homebuilding gross margin percentage	18.5%		11.2%

Adjusted homebuilding gross margin percentage(1)	19.5%		12.5%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $15.3 million, or 378%, to $19.4 million for the three months ended March 31, 2013 from $4.1 million for the prior year period. The increase was primarily due to a 336% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 18.5% for the three months ended March 31, 2013 as compared to 11.2% for the prior year period, primarily due to the delivery unit mix from our new communities.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 19.5% for the three months ended March 31, 2013, compared to 12.5% for the prior year period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Three Months Ended March 31,
	2013	%	2012	%
Home sales	$4,031	100.0%	$65	100.0%
Cost of home sales	3,625	89.9%	65	100.0%

Fee building gross margin	$406	10.1%	—	0.0%

As of March 31, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. We have one completed fee building project in Irvine, California, whereby all homes have been completed and delivered to the third-party property owner, leaving three active model homes remaining unsold and scheduled to be delivered in the second quarter of 2013. Fee building revenue, which was all recorded in Southern California, increased to $4.0 million for the three months ended March 31, 2013 from $65,000 for the prior year period. Fee building cost increased to $3.6 million for the three months ended March 31, 2013 from $65,000 for the prior year period. Fee building revenue and cost increased primarily due the two new fee building projects mentioned above, which generated fee building revenue and cost during the three months ended March 31, 2013 compared to the same period in the prior year in which there were no active projects. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$1,330	$493	5.6%	10.7%
General and administrative (“G&A”)	3,313	1,178	13.9%	25.7%

Total sales and marketing and G&A	$4,643	$1,671	19.5%	36.4%

Sales and marketing expense increased $837,000, or 170%, to $1.3 million for the three months ended March 31, 2013 from $493,000 for the prior year period. The increase in sales and marketing expense was primarily attributable to a 92% increase in the average number of active selling communities and a 336% increase in the number of homes delivered for the three months ended March 31, 2013 compared to the prior year period. Sales and marketing expense was 5.6% and 10.7% of home sales revenue for the three months March 31, 2013 and 2012, respectively.

General and administrative expenses increased $2.1 million, or 181%, to $3.3 million for the three months ended March 31, 2013 from $1.2 million for the prior year. The increase was primarily attributed to (i) an increase of $1.4 million in our compensation-related expenses resulting largely from a 77% increase in our office headcount to 46 employees as of March 31, 2013 compared to 26 as of March 31, 2012, (ii) an increase of $211,000 in stock-based compensation due to new option and restricted share unit awards granted during the quarter, and (iii) an increase of $316,000 in insurance, outside services and other professional fees related to costs of being a new public company and to support our growth. Our general and administrative expense as a percentage of home sales revenue was 13.9% and 25.7% for the three months ended March 31, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $2.9 million, or 178%, to $4.6 million for the three months ended March 31, 2013 from $1.7 million in the prior year period. Total SG&A expense was 19.5% and 36.4% of home sales revenue for the years ended March 31, 2013 and 2012, respectively. We expect that our SG&A expense as a percentage of home sales revenue will continue to decrease during the balance of 2013 as we generate increased home sales revenue from higher new home deliveries as a result of the growth in our community count and the conversion of our backlog.

Other Income, Net

Other income, net, increased to $172,000 for the three months ended March 31, 2013 compared to $12,000 for the prior year period. The change was primarily due to increased interest and dividend income and realized gains on the sale marketable securities as a result of higher cash, cash equivalents and marketable securities balances due to the net cash proceeds received from our IPO in January of 2013.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $734,000 and $172,000 for the three months ended March 31, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the three months ended March 31, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

During 2012 and for the first 30 calendar days of 2013, the Company was a Delaware limited liability company which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members. We have concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor have we been assessed interest or penalties by any major tax jurisdictions related to the first 30 calendar days of 2013 or fiscal 2012.

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. As of March 31, 2013, we have recorded a tax provision of $73,000 based on an effective tax rate of 42% on the pretax income generated for the period from January 31, 2013 to March 31, 2013

Net Income (Loss)

As a result of the foregoing factors, net income for the three months ended March 31, 2013 was $270,000 compared to net loss for the three months ended March 31, 2012 of $(1.1) million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	March 31,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	778	381	397	104%
Northern California	193	107	86	80%
Colorado	57	—	57	N/A

Total	1,028	488	540	111%

Lots Controlled(1)
Southern California	142	236	(94)	(40)%
Northern California	745	122	623	511%
Colorado	247	—	247	N/A

Total	1,134	358	776	217%

Total Lots Owned and Controlled(1)	2,162	846	1,316	156%

(1)

Includes lots that are under a land option contract, purchase contract or a non-binding letter of intent. With respect to lots under a non-binding letter of intent, there can be no assurance that we will enter into binding agreements or as to the terms thereof.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2013 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our recently completed Initial Public Offering (“IPO”), operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2013, we had $131.3 million of cash, cash equivalents and marketable securities, a $111.5 million increase from December 31, 2012, primarily as a result the proceeds from our IPO that was completed on January 31, 2013. We believe we have sufficient cash and sources of financing for at least twelve months.

Secured Revolving Credit Facility

As of March 31, 2013, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million. Our secured revolving credit facility has an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. We may borrow under our secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on our secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor of 5.0%. As of March 31, 2013, the outstanding principal balance was $6.0 million, the interest rate was 5.0% per annum and we had $23.4 million of availability under our secured revolving credit facility.

Secured Acquisition and Development Loans and Construction Loans

As of March 31, 2013, we were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of March 31, 2013, the total aggregate commitment of our acquisition and development loans and our construction loans was $123.1 million, of which $54.9 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between August 2013 and September 2015, including the six month extensions which are at our election (subject to certain conditions). Interest on the loans is paid monthly at a rate based on LIBOR or prime rate pricing, with interest rate floors ranging between 4.0% and 6.0%.

Covenant Compliance

Under our secured revolving credit facility, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

	Actual at March 31, 2013	Covenant Requirement at March 31, 2013
Financial Covenant
Liquidity(1)	$154,700,000	$7,449,000
(Greater of $5.0 million or 10% of total liabilities)
Tangible Net Worth	$304,639,000	$159,092,000
(Not less than $47.0 million plus 50% of annual net income and 50% of additional future capital contributions and net proceeds from equity offerings after December 31, 2011)
Maximum Total Liabilities to Tangible Net Worth Ratio	0.24	<1.5
(Not in excess of 1.5:1.0)

(1)	Liquidity is defined as cash, cash equivalents and marketable securities on hand plus availability under our secured revolving credit facility.

As of March 31, 2013 and 2012, we were in compliance with all of these financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Debt	$60,896	$57,368
Equity	305,219	149,153

Total capital	366,115	206,521

Ratio of debt-to-capital(1)	16.6%	27.8%

Debt	$60,896	$57,368
Less: cash, cash equivalents and marketable securities	(131,316)	(19,824)

Net debt	—	37,544
Equity	305,219	149,153

Total capital	$305,219	$186,697

Ratio of net debt-to-capital(2)	N/A	20.1%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)

The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash, cash equivalents and marketable securities) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $47.4 million in 2013 from a use of $20.9 million in 2012. The change was primarily a result of (i) an increase in real estate inventories of $51.1 million in 2013 compared to an increase of $17.8 million in 2012, primarily driven by the increase in land, land development and homes under construction, offset by the increase in home closings in 2013 as compared to 2012 and (ii) net income of $270,000 in 2013 compared to a net loss of $(1.1) million in 2012.

•	Net cash used in investing activities was $60.1 million in 2013 as compared to $38,000 in 2012. The change was primarily the result of net purchases of marketable securities in 2013.

•

Net cash provided by financing activities increased to $158.9 million in 2013 from $24.4 million in 2012. The change was primarily a result of (i) an increase in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January of 2013 compared to $14.0 million in 2012 related to a capital contribution from a member and offset by a financial advisory fee payment of $490,000 and (ii) an increase in net borrowings on notes payable of $3.5 million in 2013 as compared to an increase of $10.9 million in 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2013, we had $14.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,134 lots with an aggregate remaining purchase price of approximately $167.6 million (net of deposits).

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

As of March 31, 2013, the outstanding principal balance of our secured revolving credit facility was $6.0 million, the interest rate was 5.0% per annum and we had $23.4 million of availability under our secured revolving credit facility. As of March 31, 2013, we also were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of March 31, 2013, the total aggregate commitments of our acquisition and development loans and our construction loans were $123.1 million, of which $54.9 million was outstanding. We expect that the obligations secured by our secured revolving credit facility and the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

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

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of March 31, 2013 and includes information on current projects under development where we are building and selling homes for our own account and current projects under development where we are acting as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes(2)	Cumulative Homes Delivered as of March 31, 2013	Lots as of March 31, 2013(3)	Backlog as of March 31, 2013(4)(5)	Homes Closed for the Three Months Ended March 31, 2013	Sales Price Range (in 000’s)(6)
Owned Projects
Southern California
Orange County:
Brio, La Habra	2013	91	—	91	22	—	$465 – $510
Rancho Mission Viejo	2013	105	—	105	—	—	$615 – $675
Wardlow, Huntington Beach	2014	49	—	49	—	—	$1,075 – $1,200
San Diego County:
Candera, San Marcos	2012	58	35	23	23	16	$310 – $490
Altana, San Diego	2013	45	—	45	—	—	$625 – $685
Riverside County:
Topazridge, Riverside	2012	68	19	49	15	5	$417 – $465
Sagebluff, Riverside	2012	47	35	12	12	12	$362 – $380
Paseo del Sol, Temecula	2014	96	—	96	—	—	$219 – $297
Paseo del Sol II, Temecula	2014	90	—	90	—	—	$251 – $284
Los Angeles County:
Los Arboles, Simi Valley	2012	43	30	13	9	6	$387 – $422
Tamarind Lane, Azusa	2012	62	14	48	21	4	$454 – $462
Tamarind Lane II, Azusa	2014	25	—	25	—	—	$464 – $472
Avenswood, Azusa	2013	66	—	66	—	—	$630 – $680
Woodson, Los Angeles	2014	66	—	66	—	—	$855 – $955

Southern California Total		911	133	778	102	43

Northern California
Santa Clara County:
Chantrea, San Jose	2012	38	20	18	10	5	$1,245 – $1,515
Ironhorse South, Morgan Hill	2012	37	16	21	11	—	$515 – $745
Ironhorse North, Morgan Hill	2013	32	—	32	16	—	$565 – $745
Avellino, Mountain View	2013	59	—	59	—	—	$875 – $1,075
San Mateo County:
Amelia, San Mateo	2013	63	—	63	4	—	$720 – $1,050

Northern California Total		229	36	193	41	5

Colorado
Douglas County:
Terrain, Castle Rock	2013	149	—	57	—	—	$285 – $344

Colorado Total		149	—	57	—	—

Company Total—Owned Projects		1,289	169	1,028	143	48

Fee Building Projects
Southern California
Orange County:
San Marino, Irvine(7)	2011	39	36	3	—	—	N/A
Ventura County:
Meridian Hills, Moorpark(8)	2013	83	—	83	—	—	$620 – $775
Lagunitas, Carpinteria(8)	2012	73	15	58	34	5	$466 – $890

Southern California Total		195	51	144	34	5

Company Total—Fee Building Projects		195	51	144	34	5

Grand Totals:
Owned Projects		1,289	169	1,028	143	48
Fee Building Projects		195	51	144	34	5

		1,484	220	1,172	177	53

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots and fee building lots as of March 31, 2013 include owned lots and fee building lots in backlog as of March 31, 2013.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not closed as of March 31, 2013, 143 represent homes completed or under construction on our owned projects and 34 represent homes completed or under construction on our fee building projects.

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

Critical Accounting Policies

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that our disclosure controls and procedures were effective as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4, filed January 25, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (filed December 21, 2012))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 3, filed Jan. 25, 2013))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company intends to submit its first required Interactive Data File by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day grace period provided by that rule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: May 14, 2013