Form 10-Q/A
period 2013-03-31
TRI Pointe Homes, Inc.
filed 2013-06-06
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant’s shares of common stock outstanding at April 1, 2013: 31,597,907

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 14, 2013, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submission of interactive data files, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished as Exhibit 101 to this Amendment will not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1*	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4, filed January 25, 2013))

3.1*	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2*	Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (filed December 21, 2012))

4.1*	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2*	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 3, filed Jan. 25, 2013))

31.1*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101**	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Previously filed or furnished with the Form 10-Q.
**	Exhibit filed with this Amendment. As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer

Douglas F. Bauer
Chief Executive Officer

Date: June 6, 2013