Form 10-Q
period 2013-06-30
TRI Pointe Homes, Inc.
filed 2013-08-13
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Registrant’s shares of common stock outstanding at August 7, 2013: 31,597,907

TRI POINTE HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$37,537	$19,824
Marketable securities	39,837	—
Real estate inventories	301,831	194,083
Contracts and accounts receivable	1,448	548
Other assets	2,306	3,061

Total Assets	$382,959	$217,516

Liabilities and Equity
Accounts payable and accrued liabilities	$12,834	$10,995
Notes payable	62,557	57,368

Total Liabilities	75,391	68,363

Commitments and contingencies (Note 7)	—	—
Equity:
Members equity	—	149,153
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding as of June 30, 2013	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,597,907 shares issued and outstanding as of June 30, 2013	316	—
Additional paid-in capital	309,351	—
Accumulated deficit	(1,917)	—
Accumulated other comprehensive loss	(182)	—

Total Stockholders’ equity	307,568	—

Total Equity	307,568	149,153

Total Liabilities and Equity	$382,959	$217,516

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Home sales	$47,457	$7,736	$71,314	$12,324
Fee building	3,630	72	7,661	137

Total revenues	51,087	7,808	78,975	12,461

Expenses:
Cost of home sales	38,318	6,807	57,767	10,879
Fee building	3,395	46	7,020	111
Sales and marketing	1,791	797	3,121	1,290
General and administrative	4,108	1,473	7,421	2,651

Total expenses	47,612	9,123	75,329	14,931

Income (loss) from operations	3,475	(1,315)	3,646	(2,470)
Other income (expense), net	89	(2)	261	10

Income (loss) before income taxes	3,564	(1,317)	3,907	(2,460)
Provision for income taxes	(1,489)	—	(1,562)	—

Net income (loss)	$2,075	$(1,317)	$2,345	$(2,460)

Net income (loss) per share (Note 2)
Basic	$0.07	$(0.09)	$0.08	$(0.18)
Diluted	$0.07	$(0.09)	$0.08	$(0.18)
Weighted average number of shares (Note 2)
Basic	31,597,907	14,572,743	29,940,448	13,668,616
Diluted	31,614,646	14,572,743	29,953,625	13,668,616

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2,075	$(1,317)	$2,345	$(2,460)
Other comprehensive income (loss):
Unrealized loss on marketable securities available for sale:
Unrealized holding loss arising during the period	(264)	—	(163)	—
Reclassification adjustment included in net income	21	—	(19)	—

Unrealized loss on marketable securities, net	(243)	—	(182)	—

Comprehensive income (loss)	$1,832	$(1,317)	$2,163	$(2,460)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Members’ Equity	Total Equity
Balance at December 31, 2012	—	$—	$—	$—	$—	$—	$149,153	$149,153
Net income	—	—	—	2,345	—	2,345	—	2,345
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(182)	(182)	—	(182)

Total comprehensive income						2,163	—	2,163
Conversion of members’ equity into common stock	21,597,907	216	153,199	(4,262)	—	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	10,000,000	100	155,308	—	—	155,408	—	155,408
Stock-based compensation expense	—	—	844	—	—	844	—	844

Balance at June 30, 2013	31,597,907	$316	$309,351	$(1,917)	$(182)	$307,568	$—	$307,568

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$2,345	$(2,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	224	139
Amortization of stock-based compensation	844	232
Gain on sales of marketable securities	(19)	—
Changes in operating assets and liabilities:
Real estate inventories	(107,748)	(45,494)
Contracts and accounts receivable	(900)	(425)
Other assets	821	(4)
Accounts payable and accrued liabilities	1,839	(1,300)

Net cash used in operating activities	(102,594)	(49,312)

Cash flows from investing activities
Purchases of furniture and equipment	(290)	(61)
Purchases of marketable securities	(125,000)	—
Sales of marketable securities	85,000	—

Net cash used in investing activities	(40,290)	(61)

Cash flows from financing activities
Net proceeds from issuance of common stock	155,408	—
Cash contributions from member	—	14,000
Financial advisory fee paid on capital raised	—	(490)
Borrowings from notes payable	53,850	45,002
Repayments of notes payable	(48,661)	(11,283)

Net cash provided by financing activities	160,597	47,229

Net increase (decrease) in cash and cash equivalents	17,713	(2,144)
Cash and cash equivalents – beginning of period	19,824	10,164

Cash and cash equivalents – end of period	$37,537	$8,020

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes in planned communities in major metropolitan areas located throughout Southern and Northern California and Colorado.

Initial Public Offering

In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share. The company received proceeds of $155.4 million in net proceeds after deducting underwriting discounts and commissions of $11.9 million and other net offering expenses of $2.7 million. The offering also included 5,742,350 shares of our common stock sold by a selling stockholder for $90.8 million, in net proceeds after deducting underwriting discounts and commissions of $6.8 million. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO and as of June 30, 2013, the Company had 31,597,907 common shares outstanding.

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

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). We adopted ASU 2013-02 during the six months ended June 30, 2013.

2.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual initial public offering price of $17.00 per share.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$2,075	$(1,317)	$2,345	$(2,460)

Denominator:
Basic weighted-average shares outstanding	31,597,907	14,572,743	29,940,448	13,668,616
Effect of dilutive shares:
Unvested restricted stock units(1)	16,739	—	13,177	—

Diluted weighted-average shares outstanding	31,614,646	14,572,743	29,953,625	13,668,616

Basic income (loss) per share	$0.07	$(0.09)	$0.08	$(0.18)

Diluted income (loss) per share(1)	$0.07	$(0.09)	$0.08	$(0.18)

(1)	For periods with a net loss, no stock options or unvested restricted stock units are included in the dilution calculation as all options and unvested restricted stock units outstanding are considered antidilutive. For the three and six months ended June 30, 2013, no stock options were included in the diluted income per share calculation as the effect of their inclusion would be antidilutive. There were no outstanding options or non-vested shares in 2012.

3.	Real Estate Inventories and Capitalized Interest

Real estate inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Inventories owned:
Deposits and pre-acquisition costs	$14,931	$12,285
Land held and land under development	199,031	129,621
Homes completed or under construction	77,863	40,955
Model homes	10,006	11,222

	$301,831	$194,083

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest incurred	$579	$475	$1,313	$647

Interest expensed	—	—	—	—

Capitalized interest in beginning inventory	$1,842	$274	$1,364	$159
Interest capitalized as a cost of inventory	579	475	1,313	647
Interest previously capitalized as a cost of inventory, included in cost of sales	(502)	(69)	(758)	(126)

Capitalized interest in ending inventory	$1,919	$680	$1,919	$680

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of sales as related units are closed.

4.	Warranty Reserves

Warranty reserves consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Warranty reserves, beginning of period	$1,575	$965	$1,593	$985
Warranty reserves accrued	621	75	728	122
Warranty expenditures	(257)	(49)	(382)	(116)

Warranty reserves, end of period	$1,939	$991	$1,939	$991

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

5.	Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$6,855
Acquisition and development loans	37,181	37,996
Construction loans	25,376	12,517

	$62,557	$57,368

As of June 30, 2013, the Company had a secured revolving credit facility which has a maximum loan commitment of $30.0 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. The Company may borrow under its facility in the ordinary course of business to fund its operations, including its land development and home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, which may also limit the amount available or outstanding under the facility. The facility is secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net sales proceeds from the sales of homes, subject to a minimum release price. Interest rates charged under the facility include applicable LIBOR and prime rate pricing options, subject to a minimum interest rate floor. During the three months ended June 30, 2013, the interest rate floor was lowered from 5.0% to 3.75%. As of June 30, 2013, there was no outstanding principal balance and the Company had $28.1 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

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

As of June 30, 2013, the Company had $56.9 million of aggregate acquisition and development loan commitments and $46.9 million of aggregate construction loan commitments, of which $37.2 million and $25.4 million was outstanding, respectively. The loans have maturity dates ranging from August 2013 to January 2016, including the six month extensions which are at our election (subject to certain conditions). The interest rate on certain loans were lowered during the three months ended June 30, 2013 and now bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of June 30, 2013, the weighted average interest rate was 3.1% per annum.

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

During the three months ended June 30, 2013 and 2012, the Company incurred interest of $579,000 and $475,000, respectively, related to its notes payable. During the six months ended June 30, 2013 and 2012, the Company incurred interest of $1.3 million and $647,000, respectively, related to its notes payable. All interest incurred during the three and six months ended June 30, 2013 and 2012 was capitalized to real estate inventories.

Under the revolving credit facility and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; and (iii) a minimum liquidity amount. The Company was in compliance with all financial covenants as of June 30, 2013 and December 31, 2012.

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

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The following table presents book values and estimated fair values of financial instruments (in thousands):

	Hierarchy	June 30, 2013		December 31, 2012
		Cost	Fair Value	Cost	Fair Value
Marketable Securities(1)	Level 1	$40,019	$39,837	$—	$—
Notes payable
Revolving credit facility(2)	Level 3	$—	$—	$6,855	$6,855
Acquisition and development loans(2)	Level 3	37,181	37,181	37,996	37,996
Construction loans(2)	Level 3	25,376	25,376	12,517	12,517

Total notes payable		$62,557	$62,557	$57,368	$57,368

(1)

Marketable securities consist of mutual fund equity securities with quoted prices in active markets. As of June 30, 2013, the Company’s marketable securities were treated as available-for-sale investments and changes in fair value were recorded as a component of accumulated other comprehensive income. As of June 30, 2013, the Company’s marketable securities were in an unrealized loss position of $(182,000). During the three and six months ended June 30, 2013, the Company realized a $(21,000) loss and $19,000 gain, respectively, from the sale of marketable securities that were recorded to other income (expense), net in the consolidated statements of operations. The Company did not hold any marketable securities as of December 31, 2012.

(2)

Estimated fair values of the outstanding revolving credit facility, acquisition and development loans, and construction loans at June 30, 2013 and December 31, 2012 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the revolving credit facility, acquisition and development loans and construction loans, book value approximated fair value at June 30, 2013 and December 31, 2012.

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the three and six months ended June 30, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At June 30, 2013 and December 31, 2012, the Company did not have any accruals for asserted or unasserted matters.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2013 and December 31, 2012, the Company had outstanding surety bonds totaling $21.1 million and $11.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by third parties are called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

8.	Stock-Based Compensation

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

On January 31, 2013, the Company granted an aggregate of 282,201 stock options, with an exercise price per share of $17, and 71,176 restricted stock units to members of the management team, officers and directors. On March 1, 2013, the Company granted an aggregate of 72,300 restricted stock units to its employees. Each of the aforementioned awards vest ratably annually on the anniversary of the grant date over a three year period. On March 21, 2013, the Company granted an aggregate of 3,699 stock options with an exercise price per share of $19.95 and 4,512 restricted stock units to members of our independent Board of Directors as part of their annual compensation as directors. 100% of the awards cliff vest on the one year anniversary of the grant date. There were no stock option exercises or restricted stock unit vesting during the three and six months ended June 30, 2013. There were 800 restricted stock units that were forfeited during the six months ended June 30, 2013.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$170	$—	$279	$—
Restricted stock units	231	—	333	—
Equity based incentive units	116	116	232	232

Total stock-based compensation	$517	$116	$844	$232

The following table presents the remaining unrecognized compensation expense related to all stock-based awards and the weighted term over which the expense will be recognized (dollars in thousands):

	June 30, 2013
	Unrecognized Expense	Weighted Average Period (Years)
Stock options	$1,702	2.6
Restricted stock units	2,171	2.6
Equity based incentive units	2,031	1.3

Total stock-based compensation	$5,904	1.5

9.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. Further, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives.

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

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. As result of this change in tax status, the Company recorded $906,000 of deferred tax assets related to various temporary differences. We have recorded a full valuation allowance on all of our deferred assets, primarily due to our cumulative loss position. If the Company were to move into a cumulative income position, and based on other considerations, we may be able to reverse a portion or all of the valuation allowance which could benefit future periods.

The Company has recorded a tax provision of $1.5 million for the three months ended June 30, 2013 based on an effective tax rate of 42%. For six months ended June 30, 2013, the Company recorded a tax provision of $1.6 million based on an effective tax rate of 42% on the pretax income generated for the period from January 31, 2013 to June 30, 2013.

10.	Segment Information

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

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Homebuilding	$47,457	$7,736	$71,314	$12,324
Fee building	3,630	72	7,661	137

Total	$51,087	$7,808	$78,975	$12,461

Gross profit
Homebuilding	$9,139	$929	$13,547	$1,445
Fee building	235	26	641	26

Total	$9,374	$955	$14,188	$1,471

			June 30, 2013	December 31, 2012
Assets
Homebuilding			$381,708	$216,667
Fee building			1,251	849

Total			$382,959	$217,516

11.	Subsequent Events

Subsequent to June 30, 2013, the Company entered into a $125 million three-year secured revolving credit facility (the “$125 million Revolving Credit Facility”). We expect to use the $125 million Revolving Credit Facility primarily to fund the acquisition and development of lots and the construction of homes. Borrowings under the $125 million Revolving Credit Facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. In addition to customary representations and warranties, affirmative and negative covenants and events of default, the $125 million Revolving Credit Facility contains specific financial covenants requiring the Company to maintain on a quarterly basis. The interest rate on borrowings will be at a rate based on LIBOR plus an applicable margin, ranging from 250 to 370 basis points depending on the Company’s leverage ratio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

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

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Home sales	$47,457	$7,736	$71,314	$12,324
Fee building	3,630	72	7,661	137

Total revenues	51,087	7,808	78,975	12,461

Expenses:
Cost of home sales	38,318	6,807	57,767	10,879
Fee building	3,395	46	7,020	111
Sales and marketing	1,791	797	3,121	1,290
General and administrative	4,108	1,473	7,421	2,651

Total expenses	47,612	9,123	75,329	14,931

Income (loss) from operations	3,475	(1,315)	3,646	(2,470)
Other income (expense), net	89	(2)	261	10

Income (loss) before income taxes	3,564	(1,317)	3,907	(2,460)
Provision for income taxes	(1,489)	—	(1,562)	—

Net income (loss)	$2,075	$(1,317)	$2,345	$(2,460)

Net income (loss) per share
Basic	$0.07	$(0.09)	$0.08	$(0.18)
Diluted	$0.07	$(0.09)	$0.08	$(0.18)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net New Home Orders and Backlog (dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	131	38	93	245%
Cancellation rate	6%	12%	(6)%	(50)%
Average selling communities	6.8	4.6	2.2	48%
Selling communities at end of period	7	4	3	75%
Backlog (dollar value)	$107,759	$22,478	$85,281	379%
Backlog (units)	183	34	149	438%
Average sales price of backlog	$589	$661	$(72)	(11)%

Net new home orders for the three months ended June 30, 2013 increased 245% to 131, compared to 38 during the prior year period. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) increased for the three months ended June 30, 2013 to 19.3 per average selling community (6.42 monthly), compared to 8.3 per average selling community (2.75 monthly) during the prior year period. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 6% for the three months ended June 30, 2013 as compared to 12% during the prior year period. We experienced substantial order growth due to an increase in our average selling community count and the improving housing conditions and market acceptance of our well located new communities. Our average number of selling communities increased by 2.2 communities to 6.8 for the three months ended June 30, 2013, from 4.6 for the three months ended June 30, 2012 due to the opening of six new communities, offset by taking final orders and closing three communities. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to six months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog units of 149 homes was driven by the 245% increase in net new home orders during the three months ended June 30, 2013 as compared to same period in the previous year. The dollar value of backlog as of June 30, 2013 was $107.8 million, an increase of $85.3 million compared to $22.5 million as of June 30, 2012. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog of 149, or 438%, to 183 homes as of June 30, 2013 from 34 homes as of June 30, 2012, offset by a decrease in the average sales price of homes in backlog of $72,000, or 11%, to $589,000 as of June 30, 2013 compared to $661,000 as of June 30, 2012. The decrease was due to the relative low number of units in backlog in the prior year period of 34, which included 9 units from Northern California with an average sales price of $1.4 million.

Home Sales Revenue and New Homes Delivered (dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	91	19	72	379%
Home sales revenue	$47,457	$7,736	$39,721	513%
Average sales price of homes delivered	$522	$407	$115	28%

New home deliveries increased by 72, or 379%, to 91 during the three months ended June 30, 2013 from 19 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $39.7 million, or 513%, to $47.5 million for the three months ended June 30, 2013 from $7.7 million for the prior year period. The increase was primarily attributable to: (i) an increase in revenue of $29.3 million due to a 379% increase in homes delivered to 91 for the three months ended June 30, 2013 from 19 for the prior year period, and (ii) an increase in revenues of $10.4 million related to an increase in average sales price of $115,000 per unit to $522,000 for the three months ended June 30, 2013 from $407,000 for the prior year period. The increase in the average sales price of homes delivered was attributable to a change in product mix from our new communities for the three months ended June 30, 2013.

Homebuilding (dollars in thousands)

	Three Months Ended June 30,
	2013	%	2012	%
Home sales	$47,457	100.0%	$7,736	100.0%
Cost of home sales	38,318	80.7%	6,807	88.0%

Homebuilding gross margin	9,139	19.3%	929	12.0%
Add: interest in cost of home sales	502	1.0%	69	0.9%

Adjusted homebuilding gross margin(1)	$9,641	20.3%	$998	12.9%

Homebuilding gross margin percentage	19.3%		12.0%

Adjusted homebuilding gross margin percentage(1)	20.3%		12.9%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $31.5 million, or 463%, to $38.3 million for the three months ended June 30, 2013 from $6.8 million for the prior year period. The increase was primarily due to a 379% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 19.3% for the three months ended June 30, 2013 as compared to 12.0% for the prior year period, primarily due to the product mix of homes delivered from new communities in 2013.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 20.3% for the three months ended June 30, 2013, compared to 12.9% for the prior year period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Three Months Ended June 30,
	2013	%	2012	%
Home sales	$3,630	100.0%	$72	100.0%
Cost of home sales	3,395	93.5%	46	63.9%

Fee building gross margin	$235	6.5%	$26	36.1%

As of June 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. Fee building revenue, which was all recorded in Southern California, increased to $3.6 million for the three months ended June 30, 2013 from $72,000 for the prior year period. Fee building cost increased to $3.4 million for the three months ended June 30, 2013 from $46,000 for the prior year period. Fee building revenue and cost increased primarily due the two new fee building projects mentioned above, which generated fee building revenue and cost during the three months ended June 30, 2013 compared to the same period in the prior year in which there were minimal activity. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$1,791	$797	3.8%	10.3%
General and administrative (“G&A”)	4,108	1,473	8.7%	19.0%

Total sales and marketing and G&A	$5,899	$2,270	12.4%	29.3%

Sales and marketing expense increased $994,000, or 125%, to $1.8 million for the three months ended June 30, 2013 from $797,000 for the prior year period. The increase in sales and marketing expense was primarily attributable to a 48% increase in the average number of active selling communities and a 379% increase in the number of homes delivered for the three months ended June 30, 2013 compared to the prior year period. Sales and marketing expense was 3.8% and 10.3% of home sales revenue for the three months June 30, 2013 and 2012, respectively.

General and administrative expenses increased $2.6 million, or 179%, to $4.1 million for the three months ended June 30, 2013 from $1.5 million for the prior year. The increase was primarily attributed to (i) an increase of $1.3 million in our compensation-related expenses resulting largely from an 86% increase in our office headcount to 54 employees as of June 30, 2013 compared to 29 as of June 30, 2012, (ii) an increase of $401,000 in stock-based compensation due to option and restricted share unit awards granted in 2013, and (iii) an increase of $796,000 in insurance, outside services, rent and office related costs and other professional fees related to costs of being a new public company and to support our growth. Our general and administrative expense as a percentage of home sales revenue was 8.7% and 19.0% for the three months ended June 30, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $3.6 million, or 160%, to $5.9 million for the three months ended June 30, 2013 from $2.3 million in the prior year period. Total SG&A expense was 12.4% and 29.3% of home sales revenue for the three months ended June 30, 2013 and 2012, respectively.

Other Income (Expense), Net

Other income (expense), net, increased to $89,000 of other income for the three months ended June 30, 2013 compared to a ($2,000) of expense for the prior year period. The change was primarily due to increased interest and dividend income as a result of higher cash, cash equivalents and marketable securities balances due to the net cash proceeds received from our IPO in January of 2013.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $579,000 and $475,000 for the three months ended June 30, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the three months ended June 30, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the three months ended June 30, 2013, we have recorded a tax provision of $1.5 million based on an effective tax rate of 42%. The Company reorganized from a Delaware limited liability company into a Delaware corporation during the first quarter of 2013, therefore there was no tax provision recorded for the three months ended June 30, 2012.

Net Income (Loss)

As a result of the foregoing factors, net income for the three months ended June 30, 2013 was $2.1 million compared to net loss for the three months ended June 30, 2012 of $(1.3) million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net New Home Orders (dollars in thousands)

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	254	56	198	354%
Cancellation rate	7%	16%	(9)%	(56)%
Average selling communities	6.8	4.1	2.7	66%

Net new home orders for the six months ended June 30, 2013 increased 354% to 254, compared to 56 during the prior year period. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) increased for the six months ended June 30, 2013 to 37.4 per average selling community (6.23 monthly), compared to 13.7 per average selling community (2.28 monthly) during the prior year period. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 7% for the six months ended June 30, 2013 as compared to 16% during the prior year period. We experienced substantial order growth due to an increase in our average selling community count and the improving housing conditions and market acceptance of our well located new communities. Our average number of selling communities increased by 2.7 communities to 6.8 for the six months ended June 30, 2013, from 4.1 for the six months ended June 30, 2012 due to the opening of six new communities, offset by taking final orders and closing three communities. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Home Sales Revenue and New Homes Delivered (dollars in thousands)

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	139	30	109	363%
Home sales revenue	$71,314	$12,324	$58,990	479%
Average sales price of homes delivered	$513	$411	$102	25%

New home deliveries increased by 109, or 363%, to 139 during the six months ended June 30, 2013 from 30 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $59.0 million or 479%, to $71.3 million for the six months ended June 30, 2013 from $12.3 million for the prior year period. The increase was primarily attributable to: (i) an increase in revenue of $44.8 million due to a 363% increase in homes delivered to 139 for the six months ended June 30, 2013 from 30 for the prior year period, and (ii) an increase in revenues of $14.2 million related to an increase in average sales price of $102,000 per unit to $513,000 for the six months ended June 30, 2013 from $411,000 for the prior year period. The increase in the average sales price of homes delivered was attributable to a change in product mix from our new communities for the six months ended June 30, 2013.

Homebuilding (dollars in thousands)

	Six Months Ended June 30,
	2013	%	2012	%
Home sales	$71,314	100.0%	$12,324	100.0%
Cost of home sales	57,767	81.0%	10,879	88.3%

Homebuilding gross margin	13,547	19.0%	1,445	11.7%
Add: interest in cost of home sales	758	1.1%	126	1.0%

Adjusted homebuilding gross margin(1)	$14,305	20.1%	$1,571	12.7%

Homebuilding gross margin percentage	19.0%		11.7%

Adjusted homebuilding gross margin percentage(1)	20.1%		12.7%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $46.9 million, or 431%, to $57.8 million for the six months ended June 30, 2013 from $10.9 million for the prior year period. The increase was primarily due to a 363% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 19.0% for the six months ended June 30, 2013 as compared to 11.7% for the prior year period, primarily due to the product mix of homes delivered from new communities in 2013.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 20.1% for the six months ended June 30, 2013, compared to 12.7% for the prior year period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Six Months Ended
	June 30,
	2013	%	2012	%
Home sales	$7,661	100.0%	$137	100.0%
Cost of home sales	7,020	91.6%	111	81.0%

Fee building gross margin	$641	8.4%	$26	19.0%

As of June 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. Fee building revenue, which was all recorded in Southern California, increased to $7.7 million for the six months ended June 30, 2013 from $137,000 for the prior year period. Fee building cost increased to $7.0 million for the six months ended June 30, 2013 from $111,000 for the prior year period. Fee building revenue and cost increased primarily due the two new fee building projects mentioned above, which generated fee building revenue and cost during the six months ended June 30, 2013 compared to the same period in the prior year in which there was minimal fee building activity. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$3,121	$1,290	4.4%	10.5%
General and administrative (“G&A”)	7,421	2,651	10.4%	21.5%

Total sales and marketing and G&A	$10,542	$3,941	14.8%	32.0%

Sales and marketing expense increased $1.8 million, or 142%, to $3.1 million for the six months ended June 30, 2013 from $1.3 million for the prior year period. The increase in sales and marketing expense was primarily attributable to a 66% increase in the average number of active selling communities and a 363% increase in the number of homes delivered for the six months ended June 30, 2013 compared to the prior year period. Sales and marketing expense was 4.4% and 10.5% of home sales revenue for the six months June 30, 2013 and 2012, respectively.

General and administrative expenses increased $4.8 million, or 180%, to $7.4 million for the six months ended June 30, 2013 from $2.6 million for the prior year. The increase was primarily attributed to (i) an increase of $2.8 million in our compensation-related expenses resulting largely from a 86% increase in our office headcount to 54 employees as of June 30, 2013 compared to 29 as of June 30, 2012, (ii) an increase of $612,000 in stock-based compensation due to option and restricted share unit awards granted during 2013, and (iii) an increase of $1.2 million in insurance, outside services, rent and office related costs and other professional fees related to costs of being a new public company and to support our growth. Our general and administrative expense as a percentage of home sales revenue was 10.4% and 21.5% for the six months ended June 30, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $6.6 million, or 167%, to $10.5 million for the six months ended June 30, 2013 from $3.9 million in the prior year period. Total SG&A expense was 14.8% and 32.0% of home sales revenue for the six months ended June 30, 2013 and 2012, respectively. We expect that our SG&A expense as a percentage of home sales revenue will continue to decrease during the balance of 2013 as we generate increased home sales revenue from higher new home deliveries as a result of the growth in our community count and the conversion of our backlog.

Other Income, Net

Other income, net, increased to $261,000 for the six months ended June 30, 2013 compared to $10,000 for the prior year period. The change was primarily due to increased interest and dividend income as a result of higher cash, cash equivalents and marketable securities balances due to the net cash proceeds received from our IPO in January 2013.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $1.3 million and $647,000 for the six months ended June 30, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the six months ended June 30, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

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

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. For the six months ended June 30, 2013, we have recorded a tax provision of $1.6 million based on an effective tax rate of 42% on the pretax income generated for the period from January 31, 2013 to June 30, 2013.

Net Income (Loss)

As a result of the foregoing factors, net income for the six months ended June 30, 2013 was $2.3 million compared to net loss for the six months ended June 30, 2012 of $(2.5) million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	June,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	713	362	351	97%
Northern California	759	170	589	346%
Colorado	57	—	57	N/A

Total	1,529	532	997	187%

Lots Controlled(1)
Southern California	374	236	138	58%
Northern California	327	305	22	7%
Colorado	452	—	452	N/A

Total	1,153	541	612	113%

Total Lots Owned and Controlled(1)	2,682	1,073	1,609	150%

(1)

Includes lots that are under a land option contract, purchase contract or a non-binding letter of intent. With respect to lots under a non-binding letter of intent, there can be no assurance that we will enter into binding agreements or as to the terms thereof.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2013 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our recently completed IPO, operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2013, we had $77.4 million of cash, cash equivalents and marketable securities, a $57.6 million increase from December 31, 2012, primarily as a result the proceeds from our IPO that was completed on January 31, 2013. We believe we have sufficient cash and sources of financing for at least twelve months.

Secured Revolving Credit Facilities

As of June 30, 2013, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million. Our secured revolving credit facility has an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. We may borrow under our secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on our secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor. During the three months ended June 30, 2013, the interest rate floor was lowered from 5.0% to 3.75%. As of June 30, 2013, there was no outstanding principal balance and we had $28.1 of availability under our secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

In July, 2013, we entered into a secured, three-year revolving credit facility with the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $125 million. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, we may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on LIBOR plus an applicable margin, ranging from 250 to 370 basis points depending on our leverage ratio.

Secured Acquisition and Development Loans and Construction Loans

As of June 30, 2013, we were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of June 30, 2013, the total aggregate commitment of our acquisition and development loans and our construction loans was $103.8 million, of which $62.6 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between August 2013 and January 2016, including the six month extensions which are at our election (subject to certain conditions). The interest rate on certain loans were lowered during the three months ended June 30, 2013 and now bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of June 30, 2013, the weighted average interest rate was 3.1% per annum.

Covenant Compliance

Under our secured revolving credit facility, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

	Actual at June 30, 2013	Covenant Requirement at June 30, 2013
Financial Covenant
Liquidity(1) (Greater of $5.0 million or 10% of total liabilities)	$105,513,000	$7,539,000
Tangible Net Worth (Not less than $47.0 million plus 50% of annual net income and 50% of additional future capital contributions and net proceeds from equity offerings after December 31, 2011)	$307,048,000	$160,130,000
Maximum Total Liabilities to Tangible Net Worth Ratio (Not in excess of 1.5:1.0)	0.25	<1.5

(1)	Liquidity is defined as cash, cash equivalents and marketable securities on hand plus availability under our secured revolving credit facility.

As of June 30, 2013 and 2012, we were in compliance with all of these financial covenants.

The $125 million revolving credit facility that we entered into in July 2013, includes financial covenants requiring us to maintain on a quarterly basis: (a) a minimum tangible net worth (as defined) requirement of $200 million (which amount is subject to increase over time based on earnings from and after December 31, 2012 and proceeds from equity capital investments in the Company), (b) liquid assets (as defined) equal to or greater than $10 million, (c) a fixed charge coverage ratio (EBITDA to interest paid, as defined) of at least 1.60 to 1.00 (determined at the end of each fiscal quarter on a rolling four-quarters basis),(d) a leverage ratio (as defined) of less than 1.50 to 1.00, and (e) a ratio of land assets (as defined) to tangible net worth of less than 1.50 to 1.00. The foregoing covenants, as well as the borrowing base provisions, limit the amount we can borrow or keep outstanding under the facility.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Debt	$62,557	$57,368
Equity	307,568	149,153

Total capital	370,125	206,521

Ratio of debt-to-capital(1)	16.9%	27.8%

Debt	$62,557	$57,368
Less: cash, cash equivalents and marketable securities	(77,374)	(19,824)

Net debt	—	37,544
Equity	307,568	149,153

Total capital	$307,568	$186,697

Ratio of net debt-to-capital(2)	N/A	20.1%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
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

Cash Flows—Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $102.6 million in the first six months of 2013 from a use of $49.3 million in 2012. The change was primarily a result of (i) an increase in real estate inventories of $107.7 million in 2013 compared to an increase of $45.5 million in 2012, primarily driven by the increase in land, land development and homes under construction, offset by the increase in home closings in 2013 as compared to 2012 and (ii) net income of $2.3 million in 2013 compared to a net loss of $(2.5) million in 2012.

•

Net cash used in investing activities was $40.3 million in the first six months of 2013 as compared to $61,000 in 2012. The change was primarily the result of net purchases of marketable securities in 2013.

•

Net cash provided by financing activities increased to $160.6 million in the first six months of 2013 from $47.2 million in 2012. The change was primarily a result of (i) an increase in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January 2013 compared to $14.0 million in 2012 related to a capital contribution from a member, offset by a financial advisory fee payment of $490,000 and (ii) an increase in net borrowings on notes payable of $5.2 million in 2013 as compared to an increase of $33.7 million in 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2013, we had $11.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,153 lots with an aggregate remaining purchase price of approximately $181.0 million (net of deposits).

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

As of June 30, 2013, there was no outstanding principal balance on our secured revolving credit facility and we had $28.1 million of availability under our secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2013, we also were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of June 30, 2013, the total aggregate commitments of our acquisition and development loans and our construction loans were $103.8 million, of which $62.6 million was outstanding. We expect that the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

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

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of June 30, 2013 and includes information on current projects under development where we are building and selling homes for our own account and current projects under development where we are active as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes(2)	Cumulative Homes Delivered as of June 30, 2013	Lots as of June, 2013(3)	Backlog as of June 30, 2013(4)(5)	Homes Closed for the Six Months Ended June 30, 2013	Sales Price Range (in 000’s)(6)
Owned Projects
Southern California
Orange County:
Brio, La Habra	2013	91	—	91	58	—	$497 – $550
Rancho Mission Viejo	2013	105	—	105	—	—	$635 – $700
Truewind, Huntington Beach	2014	49	—	49	—	—	$1,075 – $1,200
San Diego County:
Candera, San Marcos	2012	58	57	1	1	38	$310 – $490
Altana, San Diego	2013	45	—	45	—	—	$625 – $690
Riverside County:
Topazridge, Riverside	2012	68	32	36	28	18	$433 – $497
Sagebluff, Riverside	2012	47	47	—	—	24	$362 – $380
Paseo del Sol, Temecula	2014	96	—	96	—	—	$270 – $295
Paseo del Sol II, Temecula	2014	90	—	90	—	—	$254 – $295
Los Angeles County:
Los Arboles, Simi Valley	2012	43	39	4	4	15	$387 – $422
Tamarind Lane, Azusa	2012	62	24	38	32	14	$475 – $487
Tamarind Lane II, Azusa	2014	26	—	26	—	—	$475 – $487
Avenswood, Azusa	2013	66	—	66	—	—	$631 – $680
Woodson, Los Angeles	2014	66	—	66	—	—	$925 – $1,025

Southern California Total		912	199	713	123	109

Northern California
Contra Costa County:
Barrington, Brentwood	2014	410	—	410	—	—	$460 – $600
Santa Clara County:
Chantrea, San Jose	2012	38	25	13	8	10	$1,245 – $1,515
Ironhorse South, Morgan Hill	2012	37	27	10	1	11	$515 – $781
Ironhorse North, Morgan Hill	2013	32	9	23	23	9	$565 – $745
Avellino, Mountain View	2013	59	—	59	—	—	$949 – $1,079
San Mateo County:
Amelia, San Mateo	2013	63	—	63	26	—	$770 – $1,125
Canterbury, San Mateo	2014	76	—	40	—	—	$750 – $965
Solano County:
Southtown, Vacaville	2014	141	—	141	—	—	$415 – $460

Northern California Total		856	61	759	58	30

Colorado
Douglas County:
Terrain, Castle Rock	2013	149	—	57	2	—	$290 – $347

Colorado Total		149	—	57	2	—

Company Total—Owned Projects		1,917	260	1,529	183	139

Fee Building Projects
Southern California
Orange County:
San Marino, Irvine(7)	2011	39	39	—	—	3	N/A
Ventura County:
Meridian Hills, Moorpark(8)	2013	83	—	83	—	—	$620 – $775
Lagunitas, Carpinteria(8)	2012	73	36	37	26	26	$466 – $890

Southern California Total		195	75	120	26	29

Company Total—Fee Building Projects		195	75	120	26	29

Grand Totals:
Owned Projects		1,917	260	1,529	183	139
Fee Building Projects		195	75	120	26	29

		2,112	335	1,649	209	168

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots and fee building lots as of June 30, 2013 include owned lots and fee building lots in backlog as of June 30, 2013.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.

(5)

Of the total homes subject to pending sales contracts that have not closed as of June 30, 2013, 178 homes have completed or are under construction while 5 homes have not started construction on our owned projects and 15 homes have completed or are under construction while 11 homes have not started construction on our fee building projects.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.

(7)	We entered into a construction management agreement to only build homes in this community for an independent third-party property owner. This project was marketed under the third-party owner’s name.
(8)

We entered into a construction management agreement to build, sell and market homes in this community for an independent third-party property owner. This project is marketed under the TRI Pointe Homes brand name.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those described in Note 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Recently Issued Accounting Standards

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and six months ended June 30, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

PART II. OTHER INFORMATION

Item 5.	Other Information

On August 7, 2013, the Company’s Board of Directors approved an amendment to Section 4.2 of the Company’s Bylaws to clarify that any officer chosen by another officer pursuant to Section 4.10 of the Bylaws may be removed with or without cause at any time by that officer, but such removal will be without prejudice to the contractual rights of such officer, if any, with the Company. The foregoing description of the amendment is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc.

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C.

10.1	Revolving credit agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed July 25, 2013))

10.2	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC.

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statement of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: August 13, 2013