Form 10-Q
period 2013-09-30
TRI Pointe Homes, Inc.
filed 2013-11-13
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Registrant’s shares of common stock outstanding at November 6, 2013: 31,597,907

TRI POINTE HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$32,303	$19,824
Marketable securities	29,928	—
Real estate inventories	359,878	194,083
Contracts and accounts receivable	533	548
Other assets	8,326	3,061

Total Assets	$430,968	$217,516

Liabilities and Equity
Accounts payable	$14,598	$7,823
Accrued liabilities	11,072	3,172
Notes payable	92,452	57,368

Total Liabilities	118,122	68,363

Commitments and contingencies (Note 7)	—	—

Equity:
Members equity	—	149,153
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding as of September 30, 2013	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,597,907 shares issued and outstanding as of September 30, 2013	316	—
Additional paid-in capital	309,852	—
Retained earnings	2,769	—
Accumulated other comprehensive loss	(91)	—

Total Stockholders’ equity	312,846	—

Total Equity	312,846	149,153

Total Liabilities and Equity	$430,968	$217,516

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Home sales	$56,801	$9,953	$128,115	$22,277
Fee building	1,738	107	9,399	244

Total revenues	58,539	10,060	137,514	22,521

Expenses:
Cost of home sales	43,765	8,784	101,532	19,663
Fee building	1,575	95	8,595	206
Sales and marketing	2,047	1,061	5,168	2,351
General and administrative	4,148	1,504	11,569	4,155

Total expenses	51,535	11,444	126,864	26,375

Income (loss) from operations	7,004	(1,384)	10,650	(3,854)
Other income (expense), net	(509)	(96)	(248)	(86)

Income (loss) before income taxes	6,495	(1,480)	10,402	(3,940)
Provision for income taxes	(1,809)	—	(3,371)	—

Net income (loss)	$4,686	$(1,480)	$7,031	$(3,940)

Net income (loss) per share (Note 2)
Basic	$0.15	$(0.10)	$0.23	$(0.28)
Diluted	$0.15	$(0.10)	$0.23	$(0.28)

Weighted average number of shares (Note 2)
Basic	31,597,907	15,484,663	30,499,006	14,278,384
Diluted	31,618,085	15,484,663	30,514,516	14,278,384

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$4,686	$(1,480)	$7,031	$(3,940)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available for sale:
Unrealized holding gain (loss) arising during the period	91	—	(72)	—
Reclassification adjustment for gains included in net income	—	—	(19)	—

Unrealized gain (loss) on marketable securities, net	91	—	(91)	—

Comprehensive income (loss)	$4,777	$(1,480)	$6,940	$(3,940)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Members’ Equity	Total Equity
Balance at December 31, 2012	—	$—	$—	$—	$—	$—	$149,153	$149,153
Net income	—	—	—	7,031	—	7,031	—	7,031
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(91)	(91)	—	(91)

Total comprehensive income						6,940	—	6,940
Conversion of members’ equity into common stock	21,597,907	216	153,199	(4,262)	—	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	10,000,000	100	155,308	—	—	155,408	—	155,408
Stock-based compensation expense	—	—	1,345	—	—	1,345	—	1,345

Balance at September 30, 2013	31,597,907	$316	$309,852	$2,769	$(91)	$312,846	$—	$312,846

See accompanying notes to the unaudited condensed consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$7,031	$(3,940)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	342	191
Amortization of stock-based compensation	1,345	349
Gain on sales of marketable securities	(19)	—
Changes in operating assets and liabilities:
Real estate inventories	(165,795)	(66,445)
Contracts and accounts receivable	15	(152)
Other assets	(5,235)	(152)
Accounts payable	6,775	1,195
Accrued liabilities	7,900	(414)

Net cash used in operating activities	(147,641)	(69,368)

Cash flows from investing activities
Purchases of furniture and equipment	(372)	(102)
Purchases of marketable securities	(125,000)	—
Sales of marketable securities	95,000	—

Net cash used in investing activities	(30,372)	(102)

Cash flows from financing activities
Net proceeds from issuance of common stock	155,408	—
Cash contributions from member	—	29,000
Financial advisory fee paid on capital raised	—	(1,015)
Cash from common units subject to redemption	—	37,000
Borrowings from notes payable	123,474	63,253
Repayments of notes payable	(88,390)	(23,690)

Net cash provided by financing activities	190,492	104,548

Net increase in cash and cash equivalents	12,479	35,078
Cash and cash equivalents – beginning of period	19,824	10,164

Cash and cash equivalents – end of period	$32,303	$45,242

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

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

Initial Public Offering

In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share. The Company received proceeds of $155.4 million in net proceeds after deducting underwriting discounts and commissions of $11.9 million and other net offering expenses of $2.7 million. The offering also included 5,742,350 shares of our common stock sold by a selling stockholder for $90.8 million, in net proceeds after deducting underwriting discounts and commissions of $6.8 million. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO and as of September 30, 2013, the Company had 31,597,907 common shares outstanding.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation. Subsequent events have been evaluated through the date the financial statements were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying unaudited condensed financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). We adopted ASU 2013-02 during the nine months ended September 30, 2013.

2.	Income (Loss) Per Share

Basic and diluted income (loss) per share for the three and nine months ended September 30, 2013 and 2012 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual initial public offering price of $17.00 per share.

The following table sets forth the components used in the computation of basic and diluted income (loss) per share (dollars in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$4,686	$(1,480)	$7,031	$(3,940)

Denominator:
Basic weighted-average shares outstanding	31,597,907	15,484,663	30,499,006	14,278,384
Effect of dilutive shares:
Unvested restricted stock units(1)	20,178	—	15,510	—

Diluted weighted-average shares outstanding	31,618,085	15,484,663	30,514,516	14,278,384

Basic income (loss) per share	$0.15	$(0.10)	$0.23	$(0.28)

Diluted income (loss) per share(1)	$0.15	$(0.10)	$0.23	$(0.28)

(1)	For periods with a net loss, no stock options or unvested restricted stock units are included in the dilution calculation as all options and unvested restricted stock units outstanding are considered antidilutive. For the three and nine months ended September 30, 2013, no stock options were included in the diluted income per share calculation as the effect of their inclusion would be antidilutive. There were no outstanding options or non-vested shares in 2012.

3.	Real Estate Inventories and Capitalized Interest

Real estate inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Inventories owned:
Deposits and pre-acquisition costs	$21,240	$12,285
Land held and land under development	221,546	129,621
Homes completed or under construction	101,723	40,955
Model homes	15,369	11,222

	$359,878	$194,083

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest incurred	$698	$650	$2,011	$1,297

Interest expensed	—	—	—	—

Capitalized interest in beginning inventory	$1,919	$680	$1,364	$159
Interest capitalized as a cost of inventory	698	650	2,011	1,297
Interest previously capitalized as a cost of inventory, included in cost of sales	(690)	(85)	(1,448)	(211)

Capitalized interest in ending inventory	$1,927	$1,245	$1,927	$1,245

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of sales as related units are closed.

4.	Warranty Reserves

Warranty reserves consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Warranty reserves, beginning of period	$1,939	$991	$1,593	$985
Warranty reserves accrued	721	104	1,449	226
Warranty expenditures	(244)	(49)	(626)	(165)

Warranty reserves, end of period	$2,416	$1,046	$2,416	$1,046

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

5.	Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Revolving credit facilities	$31,683	$6,855
Acquisition and development loans	37,736	37,996
Construction loans	23,033	12,517

	$92,452	$57,368

The Company has a secured revolving credit facility which has a maximum loan commitment of $30 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. The Company may borrow under the facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, which may also limit the amount available or outstanding under the facility. The facility is secured by deeds of trust on the real property and improvements thereon, and borrowings are repaid with the net sales proceeds from the sales of homes, subject to a minimum release price. Interest rates charged under the facility include applicable LIBOR and prime rate pricing options, subject to a minimum interest rate floor. As of September 30, 2013, the outstanding balance was $2.0 million with an interest rate of 3.75% per annum, and $27.4 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

In July 2013, the Company entered into an additional secured, three-year revolving credit facility with the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $125 million. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, the Company may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on applicable LIBOR plus a margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of September 30, 2013, the outstanding balance was $29.7 million with an interest rate of 2.69% per annum, and $55.1 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

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

As of September 30, 2013, the Company had $50.3 million of aggregate acquisition and development loan commitments and $48.2 million of aggregate construction loan commitments, of which $37.7 million and $23.0 million was outstanding, respectively. The loans have maturity dates ranging from March 2014 and January 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of September 30, 2013, the weighted average interest rate was 3.3% per annum.

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

During the three months ended September 30, 2013 and 2012, the Company incurred interest of $698,000 and $650,000, respectively, related to its notes payable. During the nine months ended September 30, 2013 and 2012, the Company incurred interest of $2.0 million and $1.3 million, respectively, related to its notes payable. All interest incurred during the three and nine months ended September 30, 2013 and 2012 was capitalized to real estate inventories.

Under the revolving credit facility and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; (iii) a minimum liquidity amount; (iv) maximum fixed charge coverage ratio; and (v) maximum land assets to tangible net worth ratio. The Company was in compliance with all financial covenants as of September 30, 2013 and December 31, 2012.

6.	Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets

•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The following table presents book values and estimated fair values of financial instruments (in thousands):

		September 30, 2013		December 31, 2012
	Hierarchy	Cost	Fair Value	Cost	Fair Value
Marketable Securities(1)	Level 1	$30,019	$29,928	$—	$—

Notes payable
Revolving credit facility(2)	Level 3	$31,683	$31,683	$6,855	$6,855
Acquisition and development loans(2)	Level 3	37,736	37,736	37,996	37,996
Construction loans(2)	Level 3	23,033	23,033	12,517	12,517

Total notes payable		$92,452	$92,452	$57,368	$57,368

(1)	Marketable securities consist of mutual fund equity securities with quoted prices in active markets. As of September 30, 2013, the Company’s marketable securities were treated as available-for-sale investments and changes in fair value were recorded as a component of accumulated other comprehensive loss. As of September 30, 2013, the Company’s marketable securities were in an unrealized loss position of $(91,000). During the nine months ended September 30, 2013, the Company realized a $19,000 gain from the sale of marketable securities that was recorded to other income (expense), net in the consolidated statements of operations. The Company did not hold any marketable securities as of December 31, 2012.
(2)	Estimated fair values of the outstanding revolving credit facility, acquisition and development loans, and construction loans at September 30, 2013 and December 31, 2012 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the revolving credit facility, acquisition and development loans and construction loans, book value approximated fair value at September 30, 2013 and December 31, 2012.

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the three and nine months ended September 30, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At September 30, 2013 and December 31, 2012, the Company did not have any accruals for asserted or unasserted matters.

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2013 and December 31, 2012, the Company had outstanding surety bonds totaling $33.1 million and $11.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by third parties are called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

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

On January 31, 2013, the Company granted an aggregate of 282,201 stock options, with an exercise price per share of $17.00, and 71,176 restricted stock units to members of the management team, officers and directors. On March 1, 2013, the Company granted an aggregate of 72,300 restricted stock units to its employees. Each of the aforementioned awards vest ratably annually on the anniversary of the grant date over a three year period. On March 21, 2013, the Company granted an aggregate of 3,699 stock options with an exercise price per share of $19.95 and 4,512 restricted stock units to members of our independent board of directors as part of their annual compensation as directors. All stock option and restricted stock unit awards cliff vest on the one year anniversary of the grant date. There were no stock option exercises or restricted stock unit vesting during the three and nine months ended September 30, 2013. There were 5,150 restricted stock units forfeited during the nine months ended September 30, 2013.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	$170	$—	$449	$—
Restricted stock units	214	—	547	—
Equity based incentive units	117	117	349	349

Total stock-based compensation	$501	$117	$1,345	$349

The following table presents the remaining unrecognized compensation expense related to all stock-based awards and the weighted term over which the expense will be recognized (dollars in thousands):

	September 30, 2013
	Unrecognized Expense	Weighted Average Period (Years)
Stock options	$1,531	2.3
Restricted stock units	1,882	2.3
Equity based incentive units	1,914	1.0

Total stock-based compensation	$5,327	1.2

9.	Income Taxes

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

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. As a result of this change in tax status, the Company recorded $906,000 of deferred tax assets related to various temporary differences and a full valuation allowance, primarily due to Company being in a cumulative loss position. At September 30, 2013, the Company determined that it was more likely than not that its deferred tax assets will be realized, which resulted in a $906,000 reversal of the valuation allowance against its deferred tax assets during the third quarter of 2013.

The Company evaluated both positive and negative evidence to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more significant weight to the objective evidence as compared to the subjective evidence. Also, more significant weight was given to evidence that directly related to the Company’s current financial performance than to indirect or less current evidence. The Company gave the most significant weight in its evaluation to objective, direct positive evidence related to its recently improved financial results, including its three year cumulative gain position; pretax income recorded in fiscal 2012; pretax income forecasted for fiscal 2013; significant growth in net sales orders, backlog and average closing price; increased community count; and its strong balance sheet and liquidity position. Additionally, the Company considered, at a lower weighting, subjective, direct positive evidence that it expects to increase its pretax income in future years by utilizing its strong balance sheet and liquidity position to invest in opportunities that will sustain and grow its operations. If industry conditions weaken, the Company expects to be able to adjust its operations to maintain long-term profitability and still realize its deferred tax assets. The Company estimated that if its annual pretax income remains at 2013 levels in future years, it will realize all of its temporary differences, primarily related to warranty accruals within the next three to five tax years.

Prior to the quarter ended September 30, 2013, the Company gave significant weight to the negative, direct evidence of its three-year cumulative pretax loss position that resulted from prior losses incurred while the Company was ramping up operations. Other negative, indirect evidence, such as negative macroeconomic conditions that included unemployment and consumer confidence, as well as a more restrictive mortgage lending environment, was considered at a lower weighting because the Company’s recent financial performance has been achieved in this environment.

Based on its evaluation of the positive and negative evidence described above at September 30, 2013, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its deferred tax assets will be realized. These significant changes in evidence at September 30, 2013, led the Company to determine that it was appropriate to reverse all of the valuation allowance against its deferred tax assets.

The Company continues to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

The Company has recorded a tax provision of $1.8 million for the three months ended September 30, 2013 based on an effective tax rate of 28%. For the nine months ended September 30, 2013, the Company recorded a tax provision of $3.4 million based on an effective tax rate of 32% on the pretax income generated for the period from January 31, 2013 to September 30, 2013. Both the effective tax rate for the three and nine months ended September 30, 2013 were benefited by the reversal of our valuation allowance discussed above.

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

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. Financial information relating to reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Homebuilding	$56,801	$9,953	$128,115	$22,277
Fee building	1,738	107	9,399	244

Total	$58,539	$10,060	$137,514	$22,521

Gross profit
Homebuilding	$13,036	$1,169	$26,583	$2,614
Fee building	163	12	804	38

Total	$13,199	$1,181	$27,387	$2,652

	September 30, 2013	December 31, 2012
Assets
Homebuilding	$429,662	$216,667
Fee building	1,306	849

Total	$430,968	$217,516

11.	Subsequent Events

On November 3, 2013, we entered into a Transaction Agreement (the “Transaction Agreement”) with Weyerhaeuser Company, a Washington corporation (“Weyerhaeuser”), Weyerhaeuser Real Estate Company, a Washington corporation and an indirect wholly owned subsidiary of Weyerhaeuser (“WRECO”), and Topaz Acquisition, Inc. (“Merger Sub”), a Washington corporation and a wholly owned subsidiary of the Company, pursuant to which the Company will acquire the homebuilding business of WRECO through a Reverse Morris Trust transaction (the “WRECO Transaction”).

Pursuant to the Transaction Agreement, Weyerhaeuser will distribute all the shares of common stock of WRECO (the “WRECO Common Shares”) to its shareholders (i) on a pro rata basis, (ii) in an exchange offer, or (iii) in a combination thereof (the “Distribution”). Weyerhaeuser will determine which approach it will take to consummate the Distribution prior to closing the WRECO Transaction and no decision has been made at this time. Immediately following the Distribution, Merger Sub will merge with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of the Company. As a result of the Merger, the common stock of the Company (the “Company Common Stock”) will be held as follows:

•	WRECO Common Shares will be converted into the right to receive, in the aggregate, approximately 79.6% of the Company Common Stock.

•	The currently outstanding Company Common Stock will represent approximately 19.4% of the Company Common Stock.

•	Outstanding equity awards issued to Company employees and equity awards to be issued to WRECO employees will represent the remaining 1% of the Company Common Stock.

Completion of the WRECO Transaction is subject to approval by the Company’s stockholders, the receipt of certain regulatory approvals and tax opinions, as well as other customary closing conditions. Subject to these conditions, we anticipate closing the WRECO Transaction during the second quarter of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•	a downturn in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	our leverage and debt service obligations;

•	our relationship, and actual and potential conflicts of interest, with Starwood Capital Group;

•	availability of qualified personnel and our ability to retain our key personnel; and

•	additional factors identified by us in documents filed with the Securities and Exchange Commission, including those set forth in this report and our Form 10-K for the year ended December 31, 2012 in Item 1A, “Risk Factors”.

        Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Report and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

WRECO Transactions

On November 4, 2013, the Company announced that it had entered into a transaction agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Weyerhaeuser Real Estate Company (“WRECO”), an indirect wholly-owned subsidiary of Weyerhaeuser Company, with WRECO surviving the Merger and becoming a wholly-owned subsidiary of the Company. See Note 11 of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report. See Part II, Item 1A of this report for a description of the risks associated with the transactions contemplated by the transaction agreement.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Home sales	$56,801	$9,953	$128,115	$22,277
Fee building	1,738	107	9,399	244

Total revenues	58,539	10,060	137,514	22,521

Expenses:
Cost of home sales	43,765	8,784	101,532	19,663
Fee building	1,575	95	8,595	206
Sales and marketing	2,047	1,061	5,168	2,351
General and administrative	4,148	1,504	11,569	4,155

Total expenses	51,535	11,444	126,864	26,375

Income (loss) from operations	7,004	(1,384)	10,650	(3,854)
Other income (expense), net	(509)	(96)	(248)	(86)

Income (loss) before income taxes	6,495	(1,480)	10,402	(3,940)
Provision for income taxes	(1,809)	—	(3,371)	—

Net income (loss)	$4,686	$(1,480)	$7,031	$(3,940)

Net income (loss) per share
Basic	$0.15	$(0.10)	$0.23	$(0.28)
Diluted	$0.15	$(0.10)	$0.23	$(0.28)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net New Home Orders and Backlog (dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	135	74	61	82%
Cancellation rate	11%	17%	(6)%	(35)%
Average selling communities	7.6	6.0	1.6	27%
Selling communities at end of period	7	7	—	0%
Backlog (dollar value)	$162,730	$46,126	$116,604	253%
Backlog (units)	227	82	145	177%
Average sales price of backlog	$717	$563	$154	27%

Net new home orders for the three months ended September 30, 2013 increased 82% to 135, compared to 74 during the prior year period. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) increased for the three months ended September 30, 2013 to 17.8 per average selling community (5.92 monthly), compared to 12.3 per average selling community (4.11 monthly) during the prior year period. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 11% for the three months ended September 30, 2013 as compared to 17% during the prior year period. We experienced substantial order growth due to an increase in our average selling community count along with improving housing conditions and market acceptance of our well located new communities. Our average number of selling communities increased by 1.6 communities to 7.6 for the three months ended September 30, 2013, from 6.0 for the three months ended September 30, 2012. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to nine months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog units of 145 homes was driven by the 82% increase in net new home orders during the three months ended September 30, 2013 as compared to same period in the previous year. The dollar value of backlog as of September 30, 2013 was $162.7 million, an increase of $116.6 million compared to $46.1 million as of September 30, 2012. The increase in dollar amount of backlog reflects an increase in the number of homes in backlog of 145, or 177%, to 227 homes as of September 30, 2013 from 82 homes as of September 30, 2012, and an increase in the average sales price of homes in backlog of $154,000, or 27%, to $717,000 as of September 30, 2013 compared to $563,000 as of September 30, 2012.

Home Sales Revenue and New Homes Delivered (dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	91	25	66	264%
Home sales revenue	$56,801	$9,953	$46,848	471%
Average sales price of homes delivered	$624	$398	$226	57%

New home deliveries increased by 66, or 264%, to 91 during the three months ended September 30, 2013 from 25 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $46.8 million, or 471%, to $56.8 million for the three months ended September 30, 2013 from $10.0 million for the prior year period. The increase was primarily attributable to: (i) an increase in revenue of $26.3 million due to a 264% increase in homes delivered to 91 for the three months ended September 30, 2013 from 25 for the prior year period, and (ii) an increase in revenues of $20.5 million related to an increase in average sales price of $226,000 per unit to $624,000 for the three months ended September 30, 2013 from $398,000 for the prior year period. The increase in the average sales price of homes delivered was attributable to increased pricing power and a change in product mix from our new communities for the three months ended September 30, 2013.

Homebuilding (dollars in thousands)

	Three Months Ended September 30,
	2013	%	2012	%
Home sales	$56,801	100.0%	$9,953	100.0%
Cost of home sales	43,765	77.0%	8,784	88.3%

Homebuilding gross margin	13,036	23.0%	1,169	11.7%
Add: interest in cost of home sales	690	1.2%	85	0.9%

Adjusted homebuilding gross margin(1)	$13,726	24.2%	$1,254	12.6%

Homebuilding gross margin percentage	23.0%		11.7%

Adjusted homebuilding gross margin percentage(1)	24.2%		12.6%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $35.0 million, or 398%, to $43.8 million for the three months ended September 30, 2013 from $8.8 million for the prior year period. The increase was primarily due to a 264% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 23.0% for the three months ended September 30, 2013 as compared to 11.7% for the prior year period, primarily due to price increases and the product mix of homes delivered from new communities in 2013.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 24.2% for the three months ended September 30, 2013, compared to 12.6% for the prior year period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Three Months Ended September 30,
	2013	%	2012	%
Fee building home sales	$1,738	100.0%	$107	100.0%
Fee building cost of home sales	1,575	90.6%	95	88.8%

Fee building gross margin	$163	9.4%	$12	11.2%

As of September 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. Fee building revenue, which was all recorded in Southern California, increased to $1.7 million for the three months ended September 30, 2013 from $107,000 for the prior year period. Fee building cost increased to $1.6 million for the three months ended September 30, 2013 from $95,000 for the prior year period. Fee building revenue and cost increased primarily due to the two new fee building projects mentioned above, which generated fee building revenue and cost during the three months ended September 30, 2013 compared to the same period in the prior year in which there were minimal activity. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$2,047	$1,061	3.6%	10.7%
General and administrative (“G&A”)	4,148	1,504	7.3%	15.1%

Total sales and marketing and G&A	$6,195	$2,565	10.9%	25.8%

Sales and marketing expense increased $986,000, or 93%, to $2.0 million for the three months ended September 30, 2013 from $1.1 million for the prior year period. The increase in sales and marketing expense was primarily attributable to a 264% increase in the number of homes delivered and a 27% increase in the average number of active selling communities during the three months ended September 30, 2013 compared to the prior year period. Sales and marketing expense was 3.6% and 10.7% of home sales revenue for the three months September 30, 2013 and 2012, respectively.

General and administrative expenses increased $2.6 million, or 176%, to $4.1 million for the three months ended September 30, 2013 from $1.5 million for the prior year. The increase was primarily attributed to (i) an increase of $1.6 million in our compensation-related expenses resulting largely from an 103% increase in our office headcount to 65 employees as of September 30, 2013 compared to 32 as of September 30, 2012, (ii) an increase of $384,000 in stock-based compensation due to option and restricted share unit awards granted in 2013, and (iii) an increase of $661,000 in insurance, outside services, rent and office related costs and other professional fees related to costs of being a new public company and to support our growth. Our general and administrative expense as a percentage of home sales revenue was 7.3% and 15.1% for the three months ended September 30, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $3.6 million, or 142%, to $6.2 million for the three months ended September 30, 2013 from $2.6 million in the prior year period. Total SG&A expense was 10.9% and 25.8% of home sales revenue for the three months ended September 30, 2013 and 2012, respectively.

Other Income (Expense), Net

Other income (expense), net, increased to ($509,000) of other expense for the three months ended September 30, 2013 compared to ($96,000) of expense for the prior year period. The change was primarily the result of due diligence and other costs of approximately $490,000 related to the transaction between the Company and Weyerhaeuser as discussed in Note 11 of the notes to the unaudited condensed consolidated financial statements. The Company expects to incur significant costs in the fourth quarter of 2013 and the first half of 2014 related to this transaction.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $698,000 and $650,000 for the three months ended September 30, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the three months ended September 30, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the three months ended September 30, 2013, we have recorded a tax provision of $1.8 million based on an effective tax rate of 28%. The effective tax rate for the three months ended September 30, 2013 was benefited by the reversal of our valuation allowance. Going forward, without the benefit of the reversal of the valuation allowance, the Company expects the effective tax rate to be in the range of 40%-42%.

The Company reorganized from a Delaware limited liability company into a Delaware corporation during the first quarter of 2013, therefore there was no tax provision recorded for the three months ended September 30, 2012.

Net Income (Loss)

As a result of the foregoing factors, net income for the three months ended September 30, 2013 was $4.7 million compared to net loss for the three months ended September 30, 2012 of $(1.5) million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net New Home Orders (dollars in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	389	129	260	202%
Cancellation rate	8%	17%	(9)%	(53)%
Average selling communities	7.1	5.0	2.1	42%

Net new home orders for the nine months ended September 30, 2013 increased 202% to 389, compared to 129 during the prior year period. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) increased for the nine months ended September 30, 2013 to 54.8 per average selling community (6.09 monthly), compared to 25.8 per average selling community (2.87 monthly) during the prior year period. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 8% for the nine months ended September 30, 2013 as compared to 17% during the prior year period. We experienced substantial order growth due to an increase in our average selling community count and the improving housing conditions and market acceptance of our well located new communities. Our average number of selling communities increased by 2.1 communities to 7.1 for the nine months ended September 30, 2013, from 5.0 for the nine months ended September 30, 2012. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Home Sales Revenue and New Homes Delivered (dollars in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	230	55	175	318%
Home sales revenue	$128,115	$22,277	$105,838	475%
Average sales price of homes delivered	$557	$405	$152	38%

New home deliveries increased by 175, or 318%, to 230 during the nine months ended September 30, 2013 from 55 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $105.8 million or 475%, to $128.1 million for the nine months ended September 30, 2013 from $22.3 million for the prior year period. The increase was primarily attributable to: (i) an increase in revenue of $70.9 million due to a 318% increase in homes delivered to 230 for the nine months ended September 30, 2013 from 55 for the prior year period, and (ii) an increase in revenues of $34.9 million related to an increase in average sales price of $152,000 per unit to $557,000 for the nine months ended September 30, 2013 from $405,000 for the prior year period. The increase in the average sales price of homes delivered was attributable to increased pricing power and a change in product mix from our new communities for the nine months ended September 30, 2013.

Homebuilding (dollars in thousands)

	Nine Months Ended September 30,
	2013	%	2012	%
Home sales	$128,115	100.0%	$22,277	100.0%
Cost of home sales	101,532	79.3%	19,663	88.3%

Homebuilding gross margin	26,583	20.7%	2,614	11.7%
Add: interest in cost of home sales	1,448	1.2%	211	1.0%

Adjusted homebuilding gross margin(1)	$28,031	21.9%	$2,825	12.7%

Homebuilding gross margin percentage	20.7%		11.7%

Adjusted homebuilding gross margin percentage(1)	21.9%		12.7%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $81.9 million, or 416%, to $101.5 million for the nine months ended September 30, 2013 from $19.6 million for the prior year period. The increase was primarily due to a 318% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 20.7% for the nine months ended September 30, 2013 as compared to 11.7% for the prior year period, primarily due to price increases and the product mix of homes delivered from new communities in 2013.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 21.9% for the nine months ended September 30, 2013, compared to 12.7% for the prior year period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Nine Months Ended September 30,
	2013	%	2012	%
Fee building home sales	$9,399	100.0%	$244	100.0%
Fee building cost of home sales	8,595	91.4%	206	84.4%

Fee building gross margin	$804	8.6%	$38	15.6%

As of September 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. Fee building revenue, which was all recorded in Southern California, increased to $9.4 million for the nine months ended September 30, 2013 from $244,000 for the prior year period. Fee building cost increased to $8.6 million for the nine months ended September 30, 2013 from $206,000 for the prior year period. Fee building revenue and cost increased primarily due to the two new fee building projects mentioned above, which generated fee building revenue and cost during the nine months ended September 30, 2013 compared to the same period in the prior year in which there was minimal fee building activity. Fee building gross margin represents the net fee income earned related to our fee building projects.

Selling, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$5,168	$2,351	4.0%	10.6%
General and administrative (“G&A”)	11,569	4,155	9.0%	18.7%

Total sales and marketing and G&A	$16,737	$6,506	13.1%	29.2%

Sales and marketing expense increased $2.8 million, or 120%, to $5.2 million for the nine months ended September 30, 2013 from $2.4 million for the prior year period. The increase in sales and marketing expense was primarily attributable to a 318% increase in the number of homes delivered and a 42% increase in the average number of active selling communities during the nine months ended September 30, 2013 compared to the prior year period. Sales and marketing expense was 4.0% and 10.6% of home sales revenue for the nine months September 30, 2013 and 2012, respectively.

General and administrative expenses increased $7.4 million, or 178%, to $11.6 million for the nine months ended September 30, 2013 from $4.2 million for the prior year. The increase was primarily attributed to (i) an increase of $4.4 million in our compensation-related expenses resulting largely from a 103% increase in our office headcount to 65 employees as of September 30, 2013 compared to 32 as of September 30, 2012, (ii) an increase of $996,000 in stock-based compensation due to option and restricted share unit awards granted during 2013, and (iii) an increase of $2.0 million in insurance, outside services, rent and office related costs and other professional fees related to costs of being a new public company and to support our growth. Our general and administrative expense as a percentage of home sales revenue was 9.0% and 18.7% for the nine months ended September 30, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $10.2 million, or 157%, to $16.7 million for the nine months ended September 30, 2013 from $6.5 million in the prior year period. Total SG&A expense was 13.1% and 29.2% of home sales revenue for the nine months ended September 30, 2013 and 2012, respectively. We expect that our SG&A expense as a percentage of home sales revenue will continue to decrease during the balance of 2013 as we generate increased home sales revenue from higher new home deliveries as a result of the growth in our community count and the conversion of our backlog.

Other Income (Expense), Net

Other income (expense), net, increased to ($248,000) of other expense for the nine months ended September 30, 2013 compared to ($86,000) for the prior year period. The increase was primarily the result of due diligence and other costs of approximately $490,000 related to the transaction between the Company and Weyerhaeuser as discussed in Note 11, offset by increased interest and dividend income as a result of higher cash, cash equivalents and marketable securities balances due to the net cash proceeds received from our IPO in January 2013. The Company expects to incur significant costs in the fourth quarter of 2013 and the first half of 2014 related to transaction discussed in Note 11 of the notes to the unaudited condensed consolidated financial statements.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $2.0 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the nine months ended September 30, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

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

On January 30, 2013, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. For the nine months ended September 30, 2013, we have recorded a tax provision of $3.4 million based on an effective tax rate of 32% on the pretax income generated for the period from January 31, 2013 to September 30, 2013. The effective tax rate for the nine months ended September 30, 2013 was benefited by the reversal of our valuation allowance. Going forward, without the benefit of the reversal of the valuation allowance, the Company expects the effective tax rate to be in the range of 40%-42%.

Net Income (Loss)

As a result of the foregoing factors, net income for the nine months ended September 30, 2013 was $7.0 million compared to net loss for the nine months ended September 30, 2012 of $(3.9) million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	September 30,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	823	382	441	115%
Northern California	757	170	587	345%
Colorado	110	—	110	N/A

Total	1,690	552	1,138	206%

Lots Controlled(1)
Southern California	551	387	164	42%
Northern California	333	305	28	9%
Colorado	586	149	437	293%

Total	1,470	841	629	75%

Total Lots Owned and Controlled(1)	3,160	1,393	1,767	127%

(1)	Includes lots that are under a land option contract, purchase contract or a non-binding letter of intent. With respect to lots under a non-binding letter of intent, there can be no assurance that we will enter into binding agreements or as to the terms thereof.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2013 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our recently completed IPO, operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2013, we had $62.2 million of cash, cash equivalents and marketable securities, a $42.4 million increase from December 31, 2012, primarily as a result the proceeds from our IPO that was completed on January 31, 2013. We believe we have sufficient cash and sources of financing for at least twelve months.

Secured Revolving Credit Facilities

As of September 30, 2013, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. We may borrow under the secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on the secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor. As of September 30, 2013, the outstanding balance was $2.0 million with an the interest rate of 3.75% per annum, and $27.4 million of availability under the secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

In July, 2013, we entered into an additional secured, three-year revolving credit facility with the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $125 million. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, we may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on LIBOR plus an applicable margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of September 30, 2013, the outstanding balance was $29.7 million with an interest rate of 2.69% per annum, and $55.1 million of availability under the secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

Secured Acquisition and Development Loans and Construction Loans

As of September 30, 2013, we were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of September 30, 2013, the total aggregate commitment of our acquisition and development loans and our construction loans was $98.5 million, of which $60.7 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between March 2014 and January 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin. As of September 30, 2013, the weighted average interest rate was 3.3% per annum.

Covenant Compliance

Under our secured revolving credit facilities, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, the most restrictive of which are set forth in the table below:

Financial Covenant	Actual at September 30, 2013	Covenant Requirement at September 30, 2013
	(dollars in thousands)
Liquidity(1)	$145,746	$11,812
(Greater of $10.0 million or 10% of total liabilities)
Tangible Net Worth	$312,386	$203,515
(Not less than $200.0 million plus 50% of annual net income and 50% of additional future capital contributions and net proceeds from equity offerings after December 31, 2012)
Maximum Total Liabilities to Tangible Net Worth Ratio	0.38	<1.5

(Not in excess of 1.5:1.0)
Maximum Fixed Charge Coverage Ratio	7.52	>1.6
(Equal to or greater than 1.6:1.0)
Maximum Land Assets to Tangible Net Worth Ratio	0.71	<1.5
(Not in excess of 1.5:1.0)

(1)	Liquidity is defined as cash, cash equivalents and marketable securities on hand plus availability under our secured revolving credit facility.

As of September 30, 2013 and 2012, we were in compliance with all of these financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012
Debt	$92,452	$57,368
Equity	312,846	149,153

Total capital	405,298	206,521

Ratio of debt-to-capital(1)	22.8%	27.8%

Debt	$92,452	$57,368
Less: cash, cash equivalents and marketable securities	(62,231)	(19,824)

Net debt	30,221	37,544
Equity	312,846	149,153

Total capital	$343,067	$186,697

Ratio of net debt-to-capital(2)	8.8%	20.1%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)	The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash, cash equivalents and marketable securities) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, the comparison of cash flows is as follows:

•	Net cash used in operating activities increased to $147.6 million in the first nine months of 2013 from a use of $69.4 million in 2012. The change was primarily a result of (i) an increase in real estate inventories of $165.8 million in 2013 compared to an increase of $66.4 million in 2012, primarily driven by the increase in land, land development and homes under construction, offset by the increase in home closings in 2013 as compared to 2012 and (ii) net income of $7.0 million in 2013 compared to a net loss of $(3.9) million in 2012.

•	Net cash used in investing activities was $30.4 million in the first nine months of 2013 as compared to $102,000 in 2012. The change was primarily the result of net purchases of marketable securities in 2013.

•	Net cash provided by financing activities increased to $190.5 million in the first nine months of 2013 from $104.5 million in 2012. The change was primarily a result of (i) an increase in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January 2013 compared to $66.0 million in 2012 related to a $29.0 million capital contribution from a member and $37.0 million in capital contributions in exchange for the issuance of common units subject to redemption (in November of 2012, we obtained written approval from the member to remove the redemption feature of the $37.0 million of common units), offset by a financial advisory fee payment of $1.0 million and (ii) an increase in net borrowings on notes payable of $35.1 million in 2013 as compared to an increase of $39.6 million in 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2013, we had $17.6 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,470 lots with an aggregate remaining purchase price of approximately $232.7 million (net of deposits).

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

As of September 30, 2013, we had $82.5 million of availability under our secured revolving credit facilities after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2013, we also were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of September 30, 2013, the total aggregate commitments of our acquisition and development loans and our construction loans were $98.5 million, of which $60.7 million was outstanding. We expect that the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to nine months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of September 30, 2013 and includes information on current projects under development where we are building and selling homes for our own account and current projects under development where we are active as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes(2)	Cumulative Homes Delivered as of September 30, 2013	Lots as of September 30, 2013(3)	Backlog as of September 30, 2013(4)(5)	Homes Closed for the Nine Months Ended September 30, 2013	Sales Price Range (in 000’s)(6)
Owned Projects
Southern California
Orange County:
Brio, La Habra	2013	91	21	70	60	21	$520 – $570
Rancho Mission Viejo	2013	105	—	105	32	—	$643 – $708
Arcadia, Irvine	2013	61	—	30	29	—	$1,190 – $1,420
Truewind, Huntington Beach	2014	49	—	49	—	—	$1,075 – $1,200
San Diego County:
Candera, San Marcos	2012	58	58	—	—	39	$310 – $490
Altana, San Diego	2013	45	—	45	11	—	$625 – $743
Riverside County:
Topazridge, Riverside	2012	68	39	29	24	25	$433 – $497
Topazridge II, Riverside	2014	49	—	49	—	—	$475 – $540
Sagebluff, Riverside	2012	47	47	—	—	24	$362 – $380
Paseo del Sol, Temecula	2014	96	—	96	—	—	$275 – $300
Paseo del Sol II, Temecula	2014	90	—	90	—	—	$259 – $295
Sycamore Creek, Riverside	2014	87	—	87	—	—	$485 – $505
Los Angeles County:
Los Arboles, Simi Valley	2012	43	43	—	—	19	$387 – $422
Tamarind Lane, Azusa	2012	62	47	15	9	37	$475 – $487
Tamarind Lane II, Azusa	2014	26	—	26	—	—	$475 – $487
Avenswood, Azusa	2014	66	—	66	—	—	$631 – $680
Woodson, Los Angeles	2014	66	—	66	—	—	$925 – $1,025

Southern California Total		1,109	255	823	165	165

Northern California
Contra Costa County:
Barrington, Brentwood	2014	410	—	410	—	—	$460 – $600
Santa Clara County:
Chantrea, San Jose	2012	38	31	7	5	16	$1,245 – $1,515
Ironhorse South, Morgan Hill	2012	37	28	9	5	12	$515 – $781
Ironhorse North, Morgan Hill	2013	32	23	9	9	23	$565 – $745
Avellino, Mountain View	2013	59	—	59	—	—	$949 – $1,079
Los Coches, Milpitas	2015	32	—	32	—	—	$785 – $885
San Mateo County:
Amelia, San Mateo	2013	63	13	50	31	13	$770 – $1,125
Canterbury, San Mateo	2014	76	—	40	—	—	$765 – $980
Solano County:
Southtown, Vacaville	2015	141	—	141	—	—	$415 – $460

Northern California Total		888	95	757	50	64

Colorado
Douglas County:
Terrain, Castle Rock	2013	149	1	56	12	1	$290 – $347
Jefferson County:
Leyden Rock, Arvada	2014	51	—	51	—	—	$349 – $393
Leyden Rock II, Arvada	2014	68	—	3	—	—	$403 – $452

Colorado Total		268	1	110	12	1

Company Total – Owned Projects		2,265	351	1,690	227	230

Fee Building Projects
Southern California
Orange County:
San Marino, Irvine(7)	2011	39	36	3	—	—	N/A
Ventura County:
Meridian Hills, Moorpark(8)	2013	83	—	83	—	—	$620 – $775
Lagunitas, Carpinteria(8)	2012	73	60	13	13	50	$466 – $890

Southern California Total		195	96	99	13	50

Company Total – Fee Building Projects		195	96	99	13	50

Grand Totals:
Owned Projects		2,265	351	1,690	227	230
Fee Building Projects		195	96	99	13	50

		2,460	447	1,789	240	280

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots and fee building lots as of September 30, 2013 include owned lots and fee building lots in backlog as of September 30, 2013.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)	Of the total homes subject to pending sales contracts that have not closed as of September 30, 2013, 200 homes have completed or are under construction while 27 homes have not started construction on our owned projects and 2 homes have completed or are under construction while 11 homes have not started construction on our fee building projects.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.
(7)	We entered into a construction management agreement to only build homes in this community for an independent third-party property owner. This project was marketed under the third-party owner’s name.
(8)	We entered into a construction management agreement to build, sell and market homes in this community for an independent third-party property owner. This project is marketed under the TRI Pointe Homes brand name.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and nine months ended September 30, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business faces numerous risks, many of which are beyond our control. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations and the trading price of our common stock could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock. In addition, we urge you to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012.

On November 4, 2013, the Company announced that it had entered into a transaction agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Weyerhaeuser Real Estate Company (“WRECO”), an indirect wholly owned subsidiary of Weyerhaeuser Company, with WRECO surviving the Merger and becoming a wholly owned subsidiary of the Company (the “WRECO Transaction”). See Note 11 of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report. For additional information regarding the WRECO Transaction, please see our Current Report on Form 8-K filed on November 4, 2013. In addition to the risks we identified in Item 1A of our Annual Report on Form 10-K, we have identified the following risks related to the WRECO Transaction.

Risks Related to the WRECO Transaction

The WRECO Transaction may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the WRECO Transaction is subject to numerous conditions, including (i) consummation of certain financings and transactions contemplated by the transaction agreement, (ii) the receipt of Company stockholder approval, (iii) the receipt of applicable regulatory approvals, (iv) the receipt of certain tax opinions, and (v) other customary closing conditions. We can make no assurances that the WRECO Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend significant management time and resources and incur significant expenses due to legal, advisory and financial services fees related to the WRECO Transaction. These expenses must be paid regardless of whether the WRECO Transaction is consummated.

Governmental agencies may not approve the WRECO Transaction or the related transactions necessary to complete it, or may impose conditions to any such approval or require changes to the terms of the WRECO Transaction. Any such conditions or changes could have the effect of delaying completion of the WRECO Transaction, imposing costs on or limiting the revenues of the combined company following the WRECO Transaction or otherwise reducing the anticipated benefits of the WRECO Transaction.

The integration of WRECO’s and the Company’s businesses may not be successful or anticipated benefits from the merger may not be realized.

The WRECO Transaction is the largest and most significant acquisition we have undertaken. After the WRECO Transaction is completed, if at all, we will have significantly more revenue, expenses, assets and employees than we did prior to the WRECO Transaction. We may not successfully, efficiently, or cost-effectively integrate the acquired WRECO homebuilding business and operations into our business and operations. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the WRECO Transaction may be offset by costs incurred or delays in integrating the companies. Even if we are able to integrate successfully the homebuilding businesses and operations of WRECO, this integration may not result in the realization of the full benefits of the growth opportunities and synergies that we currently expect from the WRECO Transaction within the anticipated time frame, or at all.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (filed August 13, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (filed August 13, 2013))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed August 13, 2013))

10.1	Revolving credit agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed July 25, 2013))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statement of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: November 13, 2013