Form 10-K
period 2013-12-31
TRI Pointe Homes, Inc.
filed 2014-02-27
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013, based on the closing price of $16.58 as reported by the New York Stock Exchange, was $259,997,000.

31,613,163 shares of common stock were issued and outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions from the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

Portions from the registrant’s Registration Statement on Form S-4 (Reg. No. 333-193248) are incorporated by reference into Part I, Items 1, 1A and Part II, Item 7.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain statements relating to future events of our intentions, beliefs, expectations, predictions for the future and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements:

•	use forward-looking terminology;

•	are based on various assumptions made by TRI Pointe; and

•	may not be accurate because of risks and uncertainties surrounding the assumptions that are made.

Factors listed in this section—as well as other factors not included—may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations or financial condition.

We will not update the forward-looking statement contained in this annual report on Form 10-K, unless otherwise required by law.

Statements

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes, including, without limitation, the WRECO Transactions described below in Part 1, Item 1 of this annual report on Form 10-K. These forward-looking statements include, but are not limited to, statements regarding expected benefits of the WRECO Transactions, integration plans and expected synergies therefrom, the expected timing of consummation of the WRECO Transactions, and our anticipated future financial and operating performance and results, including our estimates for growth.

Forward-Looking statements are based on a number of factors, including the expected effect of:

•	the economy;

•	laws and regulations;

•	adverse litigation outcome and the adequacy of reserves;

•	changes in accounting principles;

•	projected benefit payments;

•	projected tax rates and credits; and

•	other related matters.

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	Market demand for TRI Pointe products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of TRI Pointe’s internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	energy prices;

•	the effect of weather;

•	the risk of loss from earthquakes, volcanoes, fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	transportation cost;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental regulations;

•	legal proceedings;

•	risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	the satisfaction of the conditions to the consummation of the proposed merger and other risks relates to the consummation of the WRECO Transactions and the actions related thereto;

•	the risk that disruptions from the WRECO Transactions will harm TRI Pointe’s business;

•	TRI Pointe’s ability to complete the WRECO Transactions on the anticipated terms and schedule, including the ability to obtain required stockholder and regulatory approvals;

•	TRI Pointe’s ability to achieve the benefits of the WRECO Transactions in the estimated amount and the anticipated timeframe, if at all;

•	TRI Pointe’s ability to integrate WRECO successfully after the consummation of the WRECO Transactions and to achieve the anticipated synergies therefrom;

•	change in accounting principles; and

•	other factors described in “Risk Factors.”

PART I

Item 1.	Business

As used in this annual report on Form 10-K, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” (1) for periods from and after September 24, 2010 and prior to January 30, 2013, refer to TRI Pointe Homes, LLC and, unless the context otherwise requires, its subsidiaries and affiliates, which we sometimes refer to as “TPH LLC,” and (2) following the completion of our formation transactions, refer to TRI Pointe Homes, Inc. and its subsidiaries and affiliates; references to “the Starwood Fund” refer to VII/TPC Holdings, L.L.C., a private equity fund managed by an affiliate of Starwood Capital Group; and references to “Starwood Capital Group” refer to Starwood Capital Group Global, L.P., its predecessors and owned affiliates. On January 30, 2013, TRI Pointe Homes, LLC converted into a Delaware corporation and renamed TRI Pointe Homes, Inc.in connection with its initial public offering.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K. Unless otherwise indicated, the following discussion describes our business as presently being conducted. We expect that consummation of the proposed WRECO Transactions will significantly affect our business and operations. See the discussion in the section entitled “WRECO Transactions” below.

Our Company

We are currently engaged in the design, construction and sale of innovative single-family homes in major metropolitan areas located throughout California and Colorado. Our company was founded in April 2009, towards the end of an unprecedented downturn in the national homebuilding industry, by our current management team with over a century of collective industry experience. Since our formation, we have grown from our three founders (Messrs. Bauer, Mitchell and Grubbs) to over 145 employees.

As a “next-generation” regional homebuilder, we are focused on taking advantage of opportunities in select geographic markets. Our growth strategy generally has been to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2013, our operations consisted of 27 communities, ten of which are actively selling, containing 2,282 lots under various stages of development in California and Colorado.

Our company was founded by the members of our management team, who have worked together for over 20 years. They have firmly established our company’s core values of quality, integrity and excellence, which are the driving forces behind our innovative designs and strong customer commitment. Given our regional focus, our management team employs a disciplined, hands-on approach, leveraging strong local market relationships and established reputation to source acquisitions, achieve land entitlements (which provide basic development rights to the owner) and deliver quality homes on budget and on schedule.

Since our formation, we have sold over 950 homes (including fee building projects), a number of which are located in prestigious master planned communities in California, and we have forged relationships with several leading national land developers. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including entry-level, first time move-up and move-up homes. As a result, we build across a variety of base sales price points, ranging from approximately $300,000 to $1.5 million, and home sizes, ranging from approximately 1,200 to 4,300 square feet. Cutting edge product development as well as exemplary customer service are key components of the lifestyle connection we seek to establish with each individual homebuyer. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our home sales revenue has grown rapidly from $13.5 million in 2011 to $247.1 million for the year ended December 31, 2013. As of December 31, 2013, we owned 2,282 lots and controlled 1,184 lots that are under land option or purchase contracts, representing approximately two to three years of supply to support our current growth plan. Our land acquisition strategy has focused on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned and controlled lots sufficient for construction of homes over a two to three-year period. We continually evaluate new communities and have an attractive pipeline of land acquisition opportunities.

Net new home orders for our owned projects for the years ended December 31, 2013, 2012 and 2011 were 477, 204, and 42 respectively. For the year ended December 31, 2013, we delivered 396 homes from our owned projects for total home sales revenue of $247.1 million. For the year ended December 31, 2012, we delivered 144 homes from our owned projects for total home sales revenue of $77.5 million. For the year ended December 31, 2011, we delivered 36 homes from our owned projects for total home sales revenue of $13.5 million. The cancellation rates of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) were approximately 10%, 16% and 13% during the years ended December 31, 2013, 2012 and 2011, respectively. The dollar amount of our backlog of homes sold but not closed for our owned projects as of December 31, 2013, 2012 and 2011 was approximately $111.6 million, $33.3 million and $3.4 million, respectively.

Refer to Part II, Item 6 “Selected Financial Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for selected financial and operating data of the Company. These items should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

WRECO Transactions

On November 4, 2013, the Company announced that it had entered into a Transaction Agreement with Weyerhaeuser Company, a Washington corporation (“Weyerhaeuser”), Weyerhaeuser Real Estate Company, a Washington corporation and an indirect wholly owned subsidiary of Weyerhaeuser (“WRECO”), and Topaz Acquisition, Inc., a Washington corporation and a wholly owned subsidiary of TRI Pointe (“Merger Sub”). Pursuant to the Transaction Agreement, Weyerhaeuser will distribute all the shares of common stock of WRECO (the “WRECO Common Shares”) to its shareholders (i) on a pro rata basis, (ii) in an exchange offer, or (iii) in a combination thereof (the “Distribution”). Weyerhaeuser will determine which approach it will take to consummate the Distribution prior to closing the transaction and no decision has been made at this time. Immediately following the Distribution, Merger Sub will merge with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of the Company. We expect to issue 129,700,000 shares of our common stock in the Merger, excluding shares to be issued for equity awards held by WRECO employees that are being assumed by us.

In order to complete the Merger and the related transactions, (i) WRECO will incur new indebtedness of approximately $800 million or more in the form of (a) debt securities, (b) senior unsecured bridge loans, or (c) a combination thereof (ii) WRECO will make a cash payment of approximately $739 million, subject to adjustment, to Weyerhaeuser NR Company, the current direct parent of WRECO and a subsidiary of Weyerhaeuser, which cash will be retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries); and (iii) Weyerhaeuser will cause certain assets relating to Weyerhaeuser’s real estate business to be transferred to, and certain liabilities relating to Weyerhaeuser’s real estate business to be assumed by, WRECO and its subsidiaries and cause certain assets of WRECO that will be excluded from the transaction to be transferred to, and certain liabilities that will be excluded from the transaction to be assumed by, Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries).

In this annual report on Form 10-K, we refer to the transactions contemplated in the Transaction Agreement and related documents as the “WRECO Transactions”. The foregoing description of the WRECO Transactions is not complete. We have filed a registration statement on Form S-4 (Reg. No. 333-193248) to register the shares to be issued in connection with the Merger. For additional information regarding the WRECO Transactions, you are encouraged to read the information included in the Registration Statement, which is incorporated by reference in this annual report on Form 10-K, as well as the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Competitive Strengths

We believe the following strengths will provide us with a significant competitive advantage in implementing our business strategy:

Experienced and Proven Leadership

Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 20 years and have a successful track record of managing and growing a public homebuilding company. Their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets. Prior to forming our company in 2009, Messrs. Bauer, Mitchell and Grubbs worked together for 17 years at William Lyon Homes from its formation in 1992, ultimately serving as its President and Chief Operating Officer, Executive Vice President and Senior Vice President and Chief Financial Officer, respectively. William Lyon Homes was formed with a nominal investment, and listed its shares on the New York Stock Exchange in 1999 until the company was taken private in 2006. During their tenure at William Lyon Homes, the company focused its operations in California, Arizona and Nevada. During its public operating period, the company delivered over 2,800 homes per year on average, generated revenues averaging over $1.0 billion per year and increased shareholders’ equity from $53 million to over $600 million. We believe that our management team’s prior experience, extensive relationships and strong local reputation provide us with a competitive advantage in being able to secure projects, obtain entitlements, build quality homes and complete projects within budget and on schedule.

Focus on High Growth Core Markets

Our business is well-positioned to capitalize on the broader national housing market recovery. We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California and Colorado. In Southern California, we principally operate in the counties of Los Angeles, Orange, Riverside-San Bernardino, and San Diego, and in Northern California, we principally operate in the counties of Alameda, Contra Costa, San Joaquin, San Mateo, Santa Clara and Solano. In Colorado, we principally operate in the counties of Denver, Douglas, and Jefferson. These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Moreover, our management team has deep local market knowledge of the California and Colorado homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to efficiently source, entitle and close on land.

Attractive Land Positions to Support Future Growth

We believe that we have strong land positions strategically located within our core markets, all of which have been acquired since 2010. We select communities with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics that we believe will support long-term growth. Our California assets are well located along key transportation corridors in major job centers in our submarkets. Additionally, our projects in Colorado are conveniently located near employment centers in Denver, including the Denver Tech Center and the U.S. 36 Corridor, major employment centers in Denver, with a concentration of larger technology and communications companies and excellent schools.

Strong Operational Discipline and Controls

Our management team possesses significant operating expertise, including running a much larger public homebuilder. The perspective gained from that experience has helped shape the strict discipline and hands-on approach with which our company is managed. Our strict operating discipline including financial accountability at the project management level is a key part of our strategy to maximize returns while minimizing risk.

Our Relationship with Starwood Capital Group

The Starwood Fund owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock as of February 21, 2014. The Starwood Fund is managed by an affiliate of Starwood Capital Group. We believe that our relationship with Starwood Capital Group, which has approximately $33 billion of real estate-related assets under management, gives us a strong competitive advantage, in particular by providing us with access to the personnel, relationships and the investing and operational expertise of Starwood Capital Group. Additionally, Barry Sternlicht, the Chairman and Chief Executive Officer of Starwood Capital Group, is also the chairman of our board. As a former Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., a Fortune 500 company, and current Chairman and Chief Executive Officer of Starwood Property Trust, Inc., a commercial real estate finance company, Mr. Sternlicht brings a unique perspective on building a world class real estate operating business to the chairman position of our board. The Starwood Fund will have the right to designate two members of our board for as long as the Starwood Fund owns 25%

or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs will agree to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%. Mr. Sternlicht is expected to continue as chairman of our board of directors and Mr. Chris Graham, a Senior Managing Director at Starwood Capital Group, is expected to be appointed a director at the consummation of the WRECO Transactions. For information concerning our board of directors after consummation of the WRECO Transactions, please see the section of the Registration Statement entitled “Information on TRI Pointe—Directors and Officers of TRI Pointe Before and After the Transactions.” Following consummation of the Merger, Starwood Fund will have the right to designate one member of our board of directors for as long as it owns at least 5% of our outstanding common stock.

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

No Legacy Issues

Given our recent formation in 2009 and that our current land inventory was accumulated following the Starwood Fund’s investment in us in September 2010, we do not have distressed legacy assets or liabilities to manage, unlike many competitors that were affected by the unprecedented downturn in the real estate markets that resulted from the recession of 2008 – 2009. As a result, all of our real estate assets as well as those we have under option contracts or purchase contracts are located in markets that we targeted after the downturn commenced, whereas many of our competitors continue to own legacy properties in economically stagnant locations or land options either on undesirable properties or with unfavorable terms. The absence of legacy issues has also allowed us to hire experienced and talented real estate development personnel who became available during the downturn. We believe that our strong balance sheet and absence of legacy issues has enabled us to focus on future growth, as opposed to having resources diverted to manage troubled assets.

Our Business Strategy

Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California and Colorado. Our business strategy is driven by the following:

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders, as well as our relationship with Starwood Capital Group, will enable us to continue to acquire well-positioned land parcels in our target markets and provide us access to a greater number of acquisition opportunities. We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target customer’s expectations, while operating at competitive costs. We also believe that our strategy of holding an inventory of land that will provide us with a two to three year supply of developed lots and focusing on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales allows us to limit exposure to land development and market cycle risk while pursuing attractive returns on our capital. We also seek to minimize our exposure to land risk through disciplined management of entitlements, as well as the use of land options and other flexible land acquisition arrangements.

Increase Market Position in Growth Markets

We believe that there are significant opportunities to profitably expand in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital over the next several years. While our primary growth strategy has focused on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into other markets through organic growth or acquisition. In addition, we believe that the WRECO Transactions will uniquely position us to build on our established momentum as a “next-generation” homebuilder, and expand our land holdings to capitalize on new growth opportunities in WRECO’s current markets, including Arizona, Maryland, Nevada, Texas, Virginia, and Washington.

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

Focus on Efficient Cost Structure and Target Attractive Returns

We believe that our homebuilding platform, which currently carries no legacy assets or liabilities, and our focus on controlling costs position us well to generate attractive returns for our shareholders. Our experienced management team is vigilant in maintaining its focus on controlling costs. We competitively bid each phase of development while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.

We combine decentralized management in those aspects of our business where we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land acquisition, land development and sales and marketing), with centralized management in those functions where we believe central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support the planned future growth of our company as a result of executing our expansion strategy.

Utilize Prudent Leverage

Our ongoing financial strategy includes redeployment of cash flows from continuing operations and debt to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. At that date, our aggregate loan commitments consisted of $205 million of secured revolving credit facilities, which provide financing for several real estate projects, two project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. For information concerning indebtedness to be incurred in connection with consummation of the WRECO Transactions, please see the section of the Registration Statement entitled “Debt Financing” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of December 31, 2013 and includes information on current projects under development where we are building and selling homes for our own account and current projects under development where we are active as a fee builder.

County, Project, City	Year of First Delivery(1)	Total Number of Homes(2)	Cumulative Homes Delivered as of December 31, 2013	Lots as of December 31, 2013(3)	Backlog as of December 31, 2013(4)(5)	Homes Closed for the Year Ended December 31, 2013	Sales Price Range (in 000’s)(6)
Owned Projects
Southern California
Los Angeles County:
Los Arboles, Simi Valley	2012	43	43	—	—	19	$387 – $422
Tamarind Lane, Azusa	2012	62	56	6	—	46	$490 – $502
Tamarind Lane II, Azusa	2014	26	—	26	9	—	$490 – $502
Avenswood, Azusa	2014	66	—	66	9	—	$640 – $705
Woodson, Los Angeles	2014	66	—	66	—	—	$1,140 – $1,250
Orange County:
Brio, La Habra	2013	91	61	30	24	61	$520 – $577
Rancho Mission Viejo	2013	105	17	88	26	17	$657 – $719
Arcadia, Irvine	2013	61	13	25	17	13	$1,190 – $1,420
Truewind, Huntington Beach	2014	49	—	49	—	—	$1,085 – $1,210
Fairwind, Huntington Beach	2015	80	—	80	—	—	$910 – $1,100
Riverside County:
Topazridge, Riverside	2012	68	61	7	2	47	$433 – $497
Topazridge II, Riverside	2014	49	—	49	2	—	$460 – $535
Sagebluff, Riverside	2012	47	47	—	—	24	$362 – $380
Alegre, Temecula	2014	96	—	96	—	—	$275 – $300
Aldea, Temecula	2014	90	—	90	—	—	$265 – $300
Sycamore Creek, Riverside	2014	87	—	87	—	—	$485 – $505
San Bernardino County:
Prado at Parkside, Ontario	2015	152	—	152	—	—	$369 – $413
Park Place, Ontario	2015	124	—	124	—	—	$450 – $567
San Diego County:
Candera, San Marcos	2012	58	58	—	—	39	$310 – $490
Altana, San Diego	2013	45	14	31	9	14	$630 – $724

Southern California Total		1,465	370	1,072	98	280

Northern California
Alameda County:
Alameda Landing	2015	255	—	141	—	—	$575 – $1,054
Contra Costa County:
Barrington, Brentwood	2014	410	—	410	—	—	$460 – $600
San Joaquin County:
Ventana, Tracy	2015	93	—	93	—	—	$450 – $538
San Mateo County:
Amelia, San Mateo	2013	63	34	29	20	34	$770 – $1,125
Canterbury, San Mateo	2014	76	—	40	—	—	$795 – $1,040
Santa Clara County:
Chantrea, San Jose	2012	38	38	—	—	23	$1,245 – $1,515
Ironhorse South, Morgan Hill	2012	37	35	2	1	19	$515 – $781
Ironhorse North, Morgan Hill	2013	32	32	—	—	32	$565 – $745
Avellino, Mountain View	2013	59	—	59	15	—	$999 – $1,298
Cobblestone, Milpitas	2015	32	—	32	—	—	$795 – $950
Solano County:
Redstone, Vacaville	2015	141	—	141	—	—	$425 – $505

Northern California Total		1,236	139	947	36	108

Colorado
Denver County:
Platt Park North, Denver	2014	29	—	29	—	—	$606 – $610
Douglas County:
Terrain, Castle Rock	2013	149	8	49	15	8	$294 – $350
Terrain 45’, Castle Rock	2014	67	—	67	—	—	$288 – $302
Jefferson County:
Leyden Rock 50’, Arvada	2014	51	—	51	—	—	$355 – $400
Leyden Rock 60’, Arvada	2014	67	—	67	—	—	$410 – $470

Colorado Total		363	8	263	15	8

Company Total—Owned Projects		3,064	517	2,282	149	396

Fee Building Projects
Southern California
Orange County:
San Marino, Irvine(7)	2011	39	39	—	—	3	N/A
Ventura County:
Lagunitas, Carpinteria(8)	2012	73	73	—	—	63	$466 – $890

Southern California Total		112	112	—	—	66

Company Total—Fee Building Projects		112	112	—	—	66

Grand Totals:
Owned Projects		3,064	517	2,282	149	396
Fee Building Projects		112	112	—	—	66

		3,176	629	2,282	149	462

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots and fee building lots as of December 31, 2013 include owned lots and fee building lots in backlog as of December 31, 2013.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)	Of the total homes subject to pending sales contracts that have not closed as of December 31, 2013, 127 homes are under construction, 4 homes have completed construction and 18 homes have not started construction.
(6)	Sales price range reflects base sales price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.
(7)	We entered into a construction management agreement to only build homes in this community for an independent third-party property owner. This project is marketed under the third-party owner’s name.
(8)	We entered into a construction management agreement to build, sell and market homes in this community for an independent third-party property owner. This project is marketed under the TRI Pointe Homes brand name.

Owned and Controlled Lots

As of December 31, 2013, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 3,466 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2013(1).

Market	Lots Owned	Lots Controlled(1)	Lots Owned and Controlled(1)
Southern California	1,072	674	1,746
Northern California	947	192	1,139
Colorado	263	318	581

Total	2,282	1,184	3,466

(1)	Includes lots that are under land option contracts or purchase contracts.

Acquisition Process

As of December 31, 2013, we had 27 communities containing 2,282 owned lots under various stages of development. All of these lots are entitled. We believe that our current inventory of owned and controlled lots will be adequate to supply our homebuilding operations for approximately two to three years.

Our land acquisition strategy focuses on the development of entitled parcels that we can complete within approximately 24 to 36 months from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned and controlled lots sufficient for construction of homes over a two to three-year period. Our acquisition process generally includes the following steps to reduce development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	limitation on the size of an acquisition to minimize investment levels in any one project;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	preparation of detailed budgets for all cost categories;

•	completion of environmental reviews and third-party market studies;

•	utilization of options, joint ventures and other land acquisition arrangements, if necessary; and

•	employment of centralized control of approval over all acquisitions through a land committee process. Our executive committee, which is comprised of Barry Sternlicht, the chairman of our board, Douglas Bauer, our Chief Executive Officer, and J. Marc Perrin, a member of our board has the authority to review and consider the approval of any land acquisition with a purchase price of up to $35 million.

Before purchasing a land parcel, we also engage outside architects and consultants to help review our proposed acquisition and design our homes and communities.

We acquire land parcels pursuant to purchase agreements that are often structured as option contracts. These option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices. The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed to level of profits from the project. In limited instances such as when we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances when we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or when we seek to sell the land directly to a third party or indirectly through a change in control of our company. Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.

Homebuilding, Marketing and Sales Process

Our detached homes range in size from approximately 1,300 to 4,300 square feet, and our attached homes range in size from approximately 1,200 to 2,500 square feet. The prices of our homes also vary substantially. Base sales prices for our detached homes range from approximately $300,000 to $1.5 million and base sales prices for our attached homes range from approximately $300,000 to $1.1 million. The average sales price of our owned homes delivered was approximately $624,000 and $538,000, respectively, for years ended December 31, 2013 and 2012.

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

Sales and Marketing

In connection with the sale and marketing of our homes, we make extensive use of advertising and other promotional activities, including our website (www.TRIPointeHomes.com), mass-media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments. Except for the Registration Statement, the information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options. Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.

As of December 31, 2013, we owned 32 model homes. Generally, we build model homes at each project and have them professionally decorated to display design features. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes, customers can gain an understanding of the various design features and options available to them using third-party design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them.

We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 10% and 16% during the years ended December 31, 2013 and 2012. Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold homes was 7 homes as of December 31, 2013.

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

Fee Building Services

Although, since the investment by the Starwood Fund in 2010, our primary business focus is building and selling homes for our own account, we also selectively provide construction services whereby we build, market and sell homes for independent third-party property owners with whom we have revenue sharing agreements on projects typically marketed under the TRI Pointe Homes brand name (“fee building projects”). Our services with respect to fee building projects may include design, development, construction and sale of the homes, and we may take a project at any stage of development through its completion and sale. We earn revenue on our fee building projects either as a flat fee for the project or as a percentage of the cost or revenue of the project depending upon the terms of the agreement with our customer. For the years ended December 31, 2013 and 2012, we delivered 63 and 26 homes, respectively, at our fee building projects.

Our Financing Strategy

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. At that date, our aggregate loan commitments consisted of $205 million secured revolving credit facilities, which provide financing for several real estate projects, two project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt. For information concerning indebtedness to be incurred in connection with consummation of the WRECO Transactions, please see the section of the Registration Statement entitled “Debt Financing” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

We carry out our business generally through a number of project-specific, wholly owned subsidiaries. Our fee building business is conducted primarily through TRI Pointe Contractors, LP, and TRI Pointe Communities, Inc. is our wholly owned subsidiary through which we conduct real estate brokerage activities relating to our business.

Segments

The Company’s operations are organized into two reportable segments: homebuilding and construction services. For financial information about our segments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the consolidated financial statements of this annual report on Form 10-K.

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

Refer to Part I, Item 1A “Risk Factors” of this annual report on Form 10-K for risks related to government regulation and environmental matters.

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

Employees

As of December 31, 2013, we had 147 employees, 74 of whom were executive, management and administrative personnel, 20 of whom were sales and marketing personnel and 53 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Our Offices

Our principal executive offices are located at 19520 Jamboree Road, Suite 200, Irvine, California 92612. Our main telephone number is (949) 478-8600. Our internet website is www.TRIPointeHomes.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. Copies of these reports, and any amendment to them, are available free of charge upon request. Except for the Registration Statement, the information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K. If any of the risks discussed in this annual report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this annual report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the initial section of this annual report on Form 10-K entitled “Cautionary Note Concerning Forward-Looking Statements.” For information concerning risks related to the WRECO Transactions, please see the section of the Registration Statement entitled “Risk Factors – Risks Related to the Transactions.” For information concerning the risks that we will face after consummation of the WRECO Transactions, please see the section of the Registration Statement entitled “Risk Factors – Risks Related to TRI Pointe’s Industry and Business, Including the Real Estate Business, After the Transactions.”

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

Our business strategy is focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California and Colorado, as well as the eventual entry into other geographic markets. In Southern California, we principally operate in the counties of Los Angeles, Orange, San Diego, Ventura and Riverside-San Bernardino, and in Northern California, we principally operate in the counties of Contra Costa, Santa Clara, San Mateo, Solano, San Joaquin and Alameda. In Colorado, we principally operate in the counties of Douglas, Denver and Jefferson. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For the year ended December 31, 2013, we generated a significant amount of our revenues and profits in California. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. If these conditions in California persist or worsen, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations

Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.

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

Adverse weather, wildfires and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder, we are subject to numerous risks, many of which are beyond our management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or raw materials, which could delay project completion and cause increases in the prices for labor or raw materials, thereby affecting our sales and profitability. Areas in California have historically experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence. In addition to directly damaging our projects, earthquakes, wildfires, floods or other geologic events could damage roads and highways providing access to our projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

Certain of the areas in which we operate, particularly in California, have experienced drought conditions from time to time. The Governor of California recently proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities; negatively impact the state’s economy and environment; and increase greatly the risk of wildfires across the state. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time.

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

Certain of the areas in which we operate, particularly in California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. In addition, power shortages and rate increases may adversely affect the local economies in which we operate, which may reduce demand for housing in our markets. Our operations may be adversely impacted if further rate increases and/or power shortages occur.

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

The cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 10% and 16% during the years ended December 31, 2013 and 2012, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than with respect to certain design-related deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

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

The Starwood Fund owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock as of February 21, 2014. The Starwood Fund is managed by an affiliate of Starwood Capital Group. The Starwood Fund has the right to designate two members of our board for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member for as long as it owns at least 10%. Messrs. Bauer, Mitchell and Grubbs have agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10%. Following consummation of the WRECO Transactions, the Starwood Fund will have the right to designate one member of our board of directors for so long as the Starwood Fund owns at least 5% of our outstanding common stock. The Starwood Fund’s interests may not be fully aligned with yours and this could lead to a strategy that is not in your best interests. In addition, the Starwood Fund’s significant ownership in us and resulting ability to significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our common stock might otherwise receive a premium for your shares over the then-current market price.

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

Barry Sternlicht, the chairman of our board, is the Chairman and Chief Executive Officer of Starwood Capital Group. As a result of our relationship with Starwood Capital Group, there may be transactions between us and Starwood Capital Group that could present an actual or perceived conflict of interest. These conflicts of interest may lead Mr. Sternlicht to recuse himself from actions of our board of directors with respect to any transactions involving or with Starwood Capital Group or its affiliates, or with Starwood Property Trust, Inc., a New York Stock Exchange-listed public mortgage REIT managed by an affiliate of Starwood Capital Group. In addition, Mr. Sternlicht will devote only a portion of his business time to his duties with our board of directors, and he will devote the majority of his time to his duties with Starwood Capital Group and other commitments. Following consummation of the WRECO Transactions, Mr. Sternlicht is expected to continue as chairman of our board of directors and Mr. Chris Graham, a Senior Managing Director at Starwood Capital Group, is expected to be appointed a director.

We may in the future acquire land from affiliates of Starwood Capital Group. Any such acquisitions will be separately considered for approval by our independent directors.

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

Although we do not pay any fees to Starwood Capital Group or its affiliates, we have reimbursed Starwood Capital Group for certain due diligence expenses, and for the out-of-pocket travel and lodging expenses of representatives of the Starwood Fund for their attendance at board and other meetings and in connection with site visits or other business of our company. We reimbursed Starwood Capital Group $0, $4,166 and $79,464 during the years ended December 31, 2013, 2012 and 2011, respectively.

The employment agreements of our executive officers were not negotiated on an arm’s length basis and we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with them.

We have entered into amended and restated employment agreements with Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, pursuant to which they will devote their full business time and attention to our affairs. See Part III, Item 11 “Executive Compensation” of this annual report on Form 10-K. These employment agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with these executives.

Risks Related to Our Indebtedness

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. Our access to additional third-party sources of financing will depend, in part, on:

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

As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. As part of our financing strategy, we may incur a significant amount of additional debt. Our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

Our company was founded in April 2009 and initially focused primarily on fee building projects in Southern California, in which we built, marketed and sold homes for independent third-party property owners, typically markets under the TRI Pointe Homes brand name. Commencing with the investment in us by the Starwood Fund in September 2010, our business was converted into a Delaware limited liability company, TRI Pointe Homes, LLC, and evolved into primarily building, marketing and selling homes for our own account. On January 30, 2013, TRI Pointe Homes, LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed TRI Pointe Homes, Inc. Given our limited operating history, you have little historical information upon which to evaluate our prospects, including our ability to acquire desirable land parcels, develop such land and market our homes. In addition, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this annual report on Form 10-K. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, each of whom would be difficult to replace. Although we have entered into amended and restated employment agreements with Messrs. Bauer, Mitchell and Grubbs, there is no guarantee that these executives will remain employed with us and we have not adopted a succession plan. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The consummation of the WRECO Transactions is expected to cause us to lose our status as an emerging growth company in 2014. Accordingly, we will become subject to additional disclosure, reporting and other obligations, which could place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant expenses. If our independent auditor is unable to provide an unqualified attestation report on internal control over financial reporting, investors could lose confidence in the reliability of our financial statements and our stock price may be adversely affected.

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

Risks Related to Ownership of Our Common Stock

A trading market for our common stock may not be sustained and our common stock prices may be volatile and could decline substantially.

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

If an active market is not maintained, the market price of our common stock may decline. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

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

As of February 21, 2014, the members of our senior management team collectively beneficially owned 2,242,641 shares of our common stock (excluding grants of restricted stock units and options to purchase shares of our common stock), which represents 7.1% of our common stock outstanding and 1.4% of our common stock outstanding on a pro forma basis after giving effect to the WRECO Transactions. Further, as of February 21, 2014, the Starwood Fund owned 11,985,905 shares of our common stock, which represents 37.9% of our common stock outstanding.

In connection with the WRECO Transactions, 675,876 shares of restricted stock granted to Messrs. Bauer, Mitchell and Grubbs will vest. Messrs. Bauer, Mitchell and Grubbs have entered into a lock-up agreement with the Starwood Fund, pursuant to which Messrs. Bauer, Mitchell and Grubbs have agreed not to sell these shares without the Starwood Fund’s prior written consent until the Starwood Fund owns less than 4.875% of our common stock outstanding.

Pursuant to his employment agreement, each member of our management team has agreed that, for a period of 36 months following the completion of our initial public offering, during any calendar quarter, he will not sell shares of our common stock in an amount exceeding the greater of (1) 10% of the shares of our common stock owned by him on the date of the completion of the offering and (2) the percentage of shares of our common stock that has been sold or otherwise disposed of by the Starwood Fund during such calendar quarter. Any sales of shares of our common stock made pursuant to the foregoing will be subject to the restrictions imposed by the lock-up agreements referenced above and by applicable law.

We have entered into a registration rights agreement with the Starwood Fund, the members of our senior management team and a third-party investor (each, a “Holder”), with respect to the shares of our common stock that they received as part of our formation transactions. We refer to these shares collectively as the “registrable shares.” Pursuant to the registration rights agreement, we have granted the Holders and their direct and indirect transferees shelf registration rights requiring us to file a shelf registration statement and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.

We have filed a registration statement on Form S-8 to register the total number of shares of our common stock that may be issued under our 2013 Long-Term Incentive Plan, including the restricted stock units to be granted to the members of our management team, other officers and employees and our board of directors, as well as the options to purchase shares of our common stock to be granted to the members of our management team, in each case upon the completion of our initial public offering pursuant to our 2013 Long-Term Incentive Plan.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

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

We lease our corporate headquarters located in Irvine, California. The lease on this facility consists of approximately 17,000 square feet and expires in October 2016. During the year ended December 31, 2013, we signed a letter of intent to lease an additional 20,000 square feet at our corporate headquarters. We expect to occupy the additional 20,000 square feet during the third quarter of 2014 and the additional lease will expire in 2020. In addition, we lease divisional offices in Northern California and Colorado. The lease on the facility in Northern California consists of approximately 6,200 square feet and expires in September 2017. The lease on the facility in Colorado consists of approximately 5,000 square feet and expires in June 2018.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 21, 2014, are as follows:

Name	Age	Position with the Company
Douglas F. Bauer	52	Chief Executive Officer and Director
Thomas J. Mitchell	53	President and Chief Operating Officer
Michael D. Grubbs	55	Chief Financial Officer and Treasurer
Jeffrey D. Frankel	39	Senior Vice President and Division President-Northern California
Matthew P. Osborn	43	Senior Vice President and Division President-Colorado

Douglas F. Bauer has served as Chief Executive Officer since forming our company in April 2009. Prior to that Mr. Bauer served in various roles, including most recently President and Chief Operating Office, for William Lyon Homes. Mr. Bauer also serves on our Board of Directors.

Thomas J. Mitchell has served as our Chief Operating Officer and Secretary since forming our company in April 2009. Prior to that Mr. Mitchell served in various roles, including most recently Executive Vice President, for William Lyon Homes.

Michael D. Grubbs has served as our Chief Financial Officer and Treasurer since forming our company in April 2009. Prior to that Mr. Grubbs served in various roles, including most recently Senior Vice President and Chief Financial Officer, for William Lyon Homes.

Jeffrey D. Frankel has served as our Senior Vice President and Division President-Northern California since January 30, 2013. Mr. Frankel joined our company in November 2010 to form the Northern California Division. Prior to that Mr. Frankel worked in various capacities for William Lyon Homes, Bank of America and Comerica Bank.

Matthew P. Osborn has served as our Senior Vice President and Division President-Colorado since January 30, 2013. Mr. Osborn joined our company in August 2012 to lead the startup of the Colorado Division. Prior to that Mr. Osborn was the President and Chief Operating Officer of Village Homes, a Colorado community builder, since its inception in January 2010.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TPH” and began trading on January 31, 2013. The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	2013
Quarter Ended	High	Low
March 31	$21.25	$17.50
June 30	$21.18	$14.24
September 30	$14.30	$13.95
December 31	$20.29	$13.43

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.

Comparison of the Cumulative Total Stockholders’ Return

Among TRI Pointe Homes, Inc., The Standard & Poor’s 500 Composite Stock Index and

the Dow Jones Industry Group-U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of the end of the year. The Company’s common stock closing price on December 31, 2013 was $19.93 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

As of February 21, 2014, we had 11 holders of record of our common stock. Pursuant to the Transaction Agreement, we have agreed to not pay any dividends in respect of our shares of capital stock without the prior consent of Weyerhaeuser until after the consummation of the Merger. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—we do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following sets forth our selected financial and operating data on a historical basis. You should read the following summary of selected financial data in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.

Our historical consolidated balance sheet information as of December 31, 2013, 2012 and 2011 and September 23, 2010, and consolidated statements of operations information for the years ended December 31, 2013, 2012 and 2011, the period from September 24, 2010 (inception date of TRI Pointe Homes, LLC) through December 31, 2010 and the period from January 1, 2010 through September 23, 2010 (our predecessor) have been derived from the historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. From April 2009 to September 23, 2010, our principals were engaged primarily in the business of constructing homes for independent third-party property owners through a number of different entities.

				Period From September 24, 2010 (Inception) Through December 31,	Predecessor
	Year Ended December 31,				Period From January 1, 2010 Through September 23,
	2013	2012	2011	2010	2010
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Home sales	$247,091	$77,477	$13,525	$4,143	$—
Cost of home sales	(193,092)	(63,688)	(12,075)	(3,773)	—

Homebuilding gross margin	53,999	13,789	1,450	370	—
Fee building gross margin	1,082	149	150	814	2,665
Sales and marketing	(8,486)	(4,636)	(1,553)	(408)	(136)
General and administrative	(17,057)	(6,772)	(4,620)	(1,875)	(1,401)
Organizational costs	—	—	—	(1,061)	—
Transaction expense	(4,087)	—	—	—	—
Other income (expense), net	302	(24)	(20)	(15)	(43)
Provision for income taxes	(10,379)	—	—	—	0

Net income (loss)	$15,374	$2,506	$(4,593)	$(2,175)	$1,085

Earnings (loss) per share(1)
Basic	$0.50	$0.12	$(0.36)

Diluted	$0.50	$0.12	$(0.36)

Operating Data-Owned Projects:
Net new home orders	477	204	42	9	4
New homes delivered	396	144	36	11	—
Average sales price of homes delivered	$624	$538	$376	$377	$—
Cancellation rate	10%	16%	13%	19%	20%
Average selling communities	7.4	5.4	2.0	2.0	1.0
Selling communities at end of period	10	7	3	2	1
Backlog at end of period, number of homes	149	68	8	2	4
Backlog at end of period, aggregate sales value	$111,566	$33,287	$3,364	$696	$1,392

(1)	Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual initial public offering price of $17.00 per share.

	December 31,			Period From September 24, 2010 (Inception) Through December 31,	Predecessor
					Period From January 1, 2010 Through September 23,
	2013	2012	2011	2010	2010
	(in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$35,261	$19,824	$10,164	$11,744	$6,029
Real estate inventories	$455,642	$194,083	$82,023	$14,108	$8,117
Total assets	$506,035	$217,516	$93,776	$30,096	$15,672
Notes payable	$138,112	$57,368	$6,873	$3,462	$4,494
Total liabilities	$183,729	$68,363	$11,285	$5,238	$4,983
Total equity	$322,306	$149,153	$82,491	$24,858	$10,689

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data” and “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Our future results of operations, financial condition and cash flow will be significantly affected by the consummation of the WRECO Transactions, which is expected to occur near the beginning of the third fiscal quarter of 2014. For additional information regarding the WRECO Transactions, you are encouraged to read the information included in the Registration Statement, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations for WRECO,” as well as the sections of this annual report on Form 10-K entitled “Cautionary Note Concerning Forward-Looking Statements,” “Business – WRECO Transactions,” and “Risk Factors.”

Consolidated Financial Data (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Home sales	$247,091	$77,477	$13,525
Fee building	10,864	1,073	5,804

Total revenues	257,955	78,550	19,329

Expenses:
Cost of home sales	193,092	63,688	12,075
Fee building	9,782	924	5,654
Sales and marketing	8,486	4,636	1,553
General and administrative	17,057	6,772	4,620

Total expenses	228,417	76,020	23,902

Income (loss) from operations	29,538	2,530	(4,573)
Transaction expense (Note 1)	(4,087)	—	—
Other income (expense), net	302	(24)	(20)

Income (loss) before income taxes	25,753	2,506	(4,593)
Provision for income taxes	(10,379)	—	—

Net income (loss)	$15,374	$2,506	$(4,593)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net New Home Orders and Backlog (dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net new home orders	477	204	273	134%
Cancellation rate	10%	16%	(6)%	(38)%
Average selling communities	7.4	5.4	2.0	37%
Selling communities at end of period	10	7	3	43%
Backlog (dollar value)	$111,566	$33,287	$78,279	235%
Backlog (units)	149	68	81	119%
Average sales price of backlog	$749	$490	$259	53%

Net new home orders for the year ended December 31, 2013 increased 134% to 477, compared to 204 during the prior year. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2013 was 64.5 per average selling community (5.37 monthly), compared to 37.8 per average selling community (3.15 monthly) during the prior year. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 10% for the year ended December 31, 2013 as compared to 16% during the prior year. We experienced substantial order growth primarily due to an increase in our average selling community count and an increase in our absorption rate. Our average number of selling communities increased by 2.0 communities from 5.4 for the year ended December 31, 2012 to 7.4 for the year ended December 31, 2013. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to nine months, although we may experience cancellations of sales contracts prior to closing. The increase in backlog units of 81 homes was driven by the 134% increase in net new home orders during the year ended December 31, 2013 as compared to the previous year. The dollar value of backlog increased $78.3 million, or 235%, as of December 31, 2013 from $33.3 million as of December 31, 2012. This increase reflects an increase in the number of homes in backlog of 81, or 119%, to 149 homes as of December 31, 2013 from 68 homes as of December 31, 2012 and an increase in the average sales price of homes in backlog of $259,000, or 53%, to $749,000 as of December 31, 2013 compared to $490,000 as of December 31, 2012. The increase in average sales price of homes in backlog was the result of increased pricing power and a change in product mix to more move-up product at our new communities compared to the prior year. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in subsequent periods.

New Homes Delivered and Home Sales (dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
New homes delivered	396	144	252	175%
Home sales	$247,091	$77,477	$169,614	219%
Average sales price of homes delivered	$624	$538	$86	16%

New home deliveries increased 252, or 175%, to 396 during the year ended December 31, 2013 from 144 during the prior year. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $169.6 million, or 219%, to $247.1 million for the year ended December 31, 2013 from $77.5 million for the prior year. The increase was primarily attributable to: (i) an increase in revenue of $135.5 million due to a 175% increase in homes closed to 396 for the year ended December 31, 2013 from 144 for the prior year, and (ii) an increase in revenues of $34.1 million related to an increase in average sales price of $86,000 per unit to $624,000 for the year ended December 31, 2013 from $538,000 for the prior year. The increase in the average sales price of homes delivered was attributable to increased pricing power and a change in product mix to more move-up product at our new communities for the year ended December 31, 2013.

Homebuilding (dollars in thousands)

	Year Ended December 31,
	2013	%	2012	%
Home sales	$247,091	100.0%	$77,477	100.0%
Cost of home sales	193,092	78.1%	63,688	82.2%

Homebuilding gross margin	53,999	21.9%	13,789	17.8%
Add: interest in cost of home sales	2,158	0.8%	872	1.1%

Adjusted homebuilding gross margin(1)	$56,157	22.7%	$14,661	18.9%

Homebuilding gross margin percentage	21.9%		17.8%

Adjusted homebuilding gross margin percentage(1)	22.7%		18.9%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $129.4 million, or 203%, to $193.1 million for the year ended December 31, 2013 from $63.7 million for the prior year. The increase was primarily due to a 175% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2013. Our homebuilding gross margin percentage increased to 21.9% for the year ended December 31, 2013 as compared to 17.8% for the prior year, primarily due to price increases and the product mix of homes delivered from new communities in 2013.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 22.7% for the year ended December 31, 2013, compared to 18.9% for the prior year. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Year Ended December 31,
	2013	%	2012	%
Fee building home sales	$10,864	100.0%	$1,073	100.0%
Fee building cost of home sales	9,782	90.0%	924	86.1%

Fee building gross margin	1,082	10.0%	149	13.9%

In 2013, we completed one fee building project located in Carpinteria, California, whereby all homes were completed and delivered to the third-party property owner. In addition, we earned management fees for another project in Moorpark, California. Fee building revenue, which was all recorded in Southern California, increased $9.8 million, or 912%, to $10.9 million for the year ended December 31, 2013 from $1.1 million for the prior year. Fee building cost increased $8.9 million, or 959%, to $9.8 million for the year ended December 31, 2013 from $924,000 for the prior year. Fee building revenue and cost increased primarily due to the two new fee building projects mentioned above. Fee building gross margin represents the net fee income earned related to our fee building projects. As of December 31, 2013 we have completed all construction activity related to these fee building projects and do not expect material fee building activity in the future.

Selling, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$8,486	$4,636	3.4%	6.0%
General and administrative (“G&A”)	17,057	6,772	6.9%	8.7%

Total sales and marketing and G&A	$25,543	$11,408	10.3%	14.7%

Sales and marketing expense increased $3.9 million, or 83%, to $8.5 million for the year ended December 31, 2013 from $4.6 million for the prior year. The increase in sales and marketing expense was primarily attributable to over a 100% increase in the number of net new homes ordered and homes delivered and a 37% increase in the average number of selling communities during the year ended December 31, 2013 compared to the prior year. Sales and marketing expense was 3.4% and 6.0% of home sales revenue for the years ended December 31, 2013 and 2012, respectively.

General and administrative expenses increased $10.3 million, or 152%, to $17.1 million for the year ended December 31, 2013 from $6.8 million for the prior year. The increase was primarily attributed to (i) an increase of $5.5 million in our compensation-related expenses resulting largely from an 106% increase in our office headcount to 74 employees as of December 31, 2013 compared to 36 as of December 31, 2012, (ii) an increase of $1.9 million in stock-based compensation primarily due to option and restricted share unit awards granted in 2013, (iii) an increase of $1.6 million in legal, accounting and other professional fees to support our growth as a new public company in 2013 and (iv) an increase of $1.3 million in insurance, rent, office, business taxes and other related costs to support our growth during 2013. Our general and administrative expense as a percentage of home sales revenue was 6.9% and 8.7% for the year ended December 31, 2013 and 2012, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $14.1 million, or 124%, to $25.5 million for the year ended December 31, 2013 from $11.4 million in the prior year. We recognized significant operational efficiencies in 2013 represented by our SG&A expense, which improved to 10.3% of home sales revenue for the year ended December 31, 2013 as compared to 14.7% in 2012.

Transaction Expense

As a result of the WRECO Transactions, the Company has incurred due diligence and other related transaction expenses during the year of $4.1 million. During 2014 we expect to incur additional expense related to the WRECO Transactions.

Other Income (Expense), Net

Other income (expense), net, increased to $302,000 of other income for the year ended December 31, 2013 compared to ($24,000) of expense for the prior year period. The change was primarily due to increased interest and dividend income as result of higher cash and cash equivalents balances during the year due to the net cash proceeds received from our IPO in January 2013.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $3.1 million and $2.1 million for the year ended December 31, 2013 and 2012, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the year ended December 31, 2013 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the year ended December 31, 2013, we have recorded a tax provision of $10.4 million based on an effective tax rate of 40%. The Company reorganized from a Delaware limited liability company into a Delaware corporation during the first quarter or 2013, therefore there was no tax provision recorded for the year ended December 31, 2012.

Net Income

As a result of the foregoing factors, net income for the year ended December 31, 2013 was $15.4 million compared to net income for the year ended December 31, 2012 of $2.5 million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	December 31,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	1,072	520	552	106%
Northern California	947	198	749	378%
Colorado	263	57	206	361%

Total	2,282	775	1,507	194%

Lots Controlled(1)
Southern California	674	257	417	162%
Northern California	192	322	(130)	(40)%
Colorado	318	196	122	62%

Total	1,184	775	409	53%

Total Lots Owned and Controlled(1)	3,466	1,550	1,916	124%

(1)	As of December 31, 2013, lots controlled includes lots that are under land option contracts or purchase contracts. As of December 31, 2012, lots controlled included lots that were under a land option contract, purchase contract or a non-binding letter of intent.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net New Home Orders and Backlog (dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Net new home orders	204	42	162	386%
Cancellation rate	16%	13%	3%	23%
Average selling communities	5.4	2.0	3.4	170%
Selling communities at end of period	7	3	4	133%
Backlog (dollar value)	$33,287	$3,364	$29,923	890%
Backlog (units)	68	8	60	750%
Average sales price of backlog	$490	$421	$69	16%

Net new home orders for the year ended December 31, 2012 increased 386% to 204, compared to 42 during the prior year. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2012 was 37.8 per average selling community (3.15 monthly), compared to 21.0 per average selling community (1.75 monthly) during the prior year. Our monthly absorption rates increased despite an increase in our cancellation rate. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 16% for the year ended December 31, 2012 as compared to 13% during the prior year. We experienced substantial order growth primarily due to an increase in our average selling community count. Our average number of selling communities increased by 3.4 communities to 5.4 for the year ended December 31, 2012 from 2.0 for the year ended December 31, 2011. The increase was due to our opening seven new selling communities for the year ended December 31, 2012, offset by final net new home orders at two selling communities. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

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

New Homes Delivered and Home Sales (dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
New homes delivered	144	36	108	300%
Home sales	$77,477	$13,525	$63,952	473%
Average sales price of homes delivered	$538	$376	$162	43%

New home deliveries increased 108, or 300%, to 144 during the year ended December 31, 2012 from 36 during the prior year. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities.

Home sales revenue increased $64.0 million, or 473%, to $77.5 million for the year ended December 31, 2012 from $13.5 million for the prior year. The increase was primarily attributable to: (1) an increase in revenue of $40.6 million due to a 300% increase in homes closed to 144 for the year ended December 31, 2012 from 36 for the prior year, and (2) an increase in revenues of $23.4 million related to an increase in average sales price of $162,000 per unit to $538,000 for the year ended December 31, 2012 from $376,000 for the prior year. The increase in the average sales price of homes delivered was attributable to a change in product mix from the deliveries at five new communities for the year ended December 31, 2012.

Homebuilding (dollars in thousands)

	Year Ended December 31,
	2012	%	2011	%
Home sales	$77,477	100.0%	$13,525	100.0%
Cost of home sales	63,688	82.2%	12,075	89.3%

Homebuilding gross margin	13,789	17.8%	1,450	10.7%
Add: interest in cost of home sales	872	1.1%	269	2.0%

Adjusted homebuilding gross margin(1)	$14,661	18.9%	$1,719	12.7%

Homebuilding gross margin percentage	17.8%		10.7%

Adjusted homebuilding gross margin percentage(1)	18.9%		12.7%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $51.6 million, or 427%, to $63.7 million for the year ended December 31, 2012 from $12.1 million for the prior year. The increase was primarily due to a 300% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2012. Our homebuilding gross margin percentage increased to 17.8% for the year ended December 31, 2012 as compared to 10.7% for the prior year, primarily due to the delivery unit mix from new projects, which achieve higher gross margins, along with additional cost savings on existing projects.

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

Fee Building (dollars in thousands)

	Year Ended December 31,
	2012	%	2011	%
Fee building home sales	$1,073	100.0%	$5,804	100.0%
Fee building cost of home sales	924	86.1%	5,654	97.4%

Fee building gross margin	149	13.9%	150	2.6%

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

Selling, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2012	2011	2012	2011
Sales and marketing	$4,636	$1,553	6.0%	11.5%
General and administrative (“G&A”)	6,772	$4,620	8.7%	34.2%

Total sales and marketing and G&A	$11,408	$6,173	14.7%	45.7%

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

General and administrative expenses increased $2.2 million, or 47%, to $6.8 million for the year ended December 31, 2012 from $4.6 million for the prior year. The increase was primarily attributed to (i) an increase of $1.7 million in our compensation-related expenses resulting largely from a 38% increase in our office headcount to 36 employees as of December 31, 2012 compared to 26 as of December 31, 2011, (ii) an increase of $225,000 in office rent and office related expenses due to our growth, and our resulting move to our Northern California office in August 2011 and our larger Southern California office in November 2011, and (iii) moderate increases in outside professional services, depreciation, travel and other miscellaneous expenses related to increased operations from our growth in 2012. Our general and administrative expense as a percentage of home sales revenue was 8.7% and 34.2% for the year ended December 31, 2012 and 2011, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $5.2 million, or 85%, to $11.4 million for the year ended December 31, 2012 from $6.2 million in the prior year. Total SG&A expense was 14.7% and 45.7% of home sales revenue for the years ended December 31, 2012 and 2011, respectively. We expect that our SG&A expense as a percentage of home sales revenue will continue to decrease as our increase in new home deliveries from growth in our community count generate increased home sales revenue.

Other Income (Expense), Net

Other income (expense), net, remained relatively consistent at ($24,000) of other expense for the year ended December 31, 2012 compared to other expense of ($20,000) for the prior year.

Other Items

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $2.1 million and $171,000 for the year ended December 31, 2012 and 2011, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the year ended December 31, 2012 as compared to the prior year was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Net Income (Loss)

As a result of the foregoing factors, net income for the year ended December 31, 2012 was $2.5 million compared to net loss for the year ended December 31, 2011 of $(4.6) million.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
Lots Owned
Southern California	520	301	219	73%
Northern California	198	107	91	85%
Colorado	57	—	57	N/A

Total	775	408	367	90%

Lots Controlled(1)
Southern California	257	326	(69)	(21)%
Northern California	322	59	263	446%
Colorado	196	—	196	N/A

Total	775	385	390	101%

Total Lots Owned and Controlled(1)	1,550	793	757	95%

(1)	Includes lots that were under a land option contract, purchase contract or a non-binding letter of intent.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2013 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our IPO, operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2013, we had $35.3 million in cash and cash equivalents, a $15.5 million increase from December 31, 2012, primarily as a result of the proceeds from our IPO that was completed in the first quarter of 2013.

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

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, we had approximately $270.6 million of aggregate loan commitments, of which $138.1 million was outstanding. At that date, our aggregate loan commitments consisted of $205 million of secured revolving credit facilities, which provide financing for several real estate projects, project-specific revolving loans and several other loan agreements related to the acquisition and development of lots and the construction of model homes and homes for sale. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

On November 3, 2013, WRECO and certain financial institutions executed a commitment letter pursuant to which the financial institutions have agreed to provide debt financing to WRECO in an aggregate principal amount of $800 million on the terms and conditions set forth therein. WRECO will use the proceeds of the debt financing to pay approximately $739 million in cash to Weyerhaeuser NR Company, the current direct parent of WRECO and a wholly owned subsidiary of Weyerhaeuser, which cash will be retained after consummation of the merger by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The amount of the cash payment is subject to adjustment based on the terms set forth in the Transaction Agreement. For additional information regarding this debt financing, please see the section of the Registration Statement entitled “Debt Financing.”

Secured Revolving Credit Facilities

As of December 31, 2013, we were party to a secured revolving credit facility which has a maximum loan commitment of $30 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. We may borrow under the secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on the secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor. As of December 31, 2013, the outstanding balance was $9.2 million with an interest rate of 3.75% per annum, and $20.2 million of availability under the secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

In July, 2013, we entered into an additional secured, three-year revolving credit facility with the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $125 million. On December 26, 2013, we entered into a modification agreement to increase the commitment amount under our secured, three-year revolving credit facility from $125 million to $175 million, subject to specified conditions and the payment of a loan fee. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, we may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on applicable LIBOR plus a margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of December 31, 2013, the outstanding balance was $81.5 million with an interest rate of 2.92% per annum, and $42.2 million of availability under the secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

Secured Acquisition and Development Loans and Construction Loans

As of December 31, 2013, we were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of December 31, 2013, the total aggregate commitment of our acquisition and development loans and our construction loans was $65.6 million, of which $47.4 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between March 2014 and January 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin. As of December 31, 2013, the weighted average interest rate was 3.5% per annum.

Covenant Compliance

Under our secured revolving credit facilities, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

Financial Covenants	Actual at December 31, 2013	Covenant Requirement at December 31, 2013
	(dollars in thousands)
Liquidity(1)	$97,704	$18,373
(Greater of $10.0 million or 10% of total liabilities)
Tangible Net Worth	$322,306	$207,687
(Not less than $200.0 million plus 50% of annual net income and 50% of the net proceeds from equity offerings after December 31, 2012)
Maximum Total Liabilities to Tangible Net Worth Ratio	0.57	<1.5
(Not in excess of 1.5:1.0)
Maximum Fixed Charge Coverage Ratio	10.19	≥1.6
(Equal to or greater than 1.6:1.0)
Maximum Land Assets to Tangible Net Worth Ratio	1.01	<1.5
(Not in excess of 1.5:1.0)

(1)	Liquidity is defined as cash on hand plus availability under our secured revolving credit facilities.

As of December 31, 2013 and 2012, we were in compliance with all of these financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	December 31,
	2013	2012
Debt	$138,112	$57,368
Equity	322,306	149,153

Total capital	460,418	206,521

Ratio of debt-to-capital(1)	30.0%	27.8%

Debt	$138,112	$57,368
Less: cash and cash equivalents	(35,261)	(19,824)

Net debt	102,851	37,544
Equity	322,306	149,153

Total capital	$425,157	$186,697

Ratio of net debt-to-capital(2)	24.2%	20.1%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)	The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the comparison of cash flows is as follows:

•	Net cash used in operating activities increased to $220.2 million in 2013 from a use of $104.2 million in 2012. The change was a result of (i) an increase in real estate inventories of $261.6 million in 2013 compared to an increase of $112.1 million in 2012, primarily driven by the increase in land, land development and homes under construction due to the growth in our community count, offset by (ii) an increase in accrued liabilities of $19.0 million in 2013 compared to $875,000 in 2012 due to the overall increase in business and the timing of payments and (iii) a 175% increase in home closings in 2013 as compared to 2012 resulting in an increase in net income of $15.4 million in 2013 compared to net income of $2.5 million in 2012.

•	Net cash used in investing activities was $506,000 in 2013 as compared to $288,000 in 2012. The change was a result of additional fixed assets purchased in 2013.

•	Net cash provided by financing activities increased to $236.2 million 2013 from $114.2 million in 2012. The change was primarily a result of (i) an increase in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January 2013 compared to $66.0 million in 2012 related to a capital contribution from a member, offset by (ii) a financial advisory fee payment of $2.3 million and (iii) an increase in net borrowings on notes payable of $80.7 million in 2013 as compared to an increase of $50.4 million in 2012 to fund our growth.

As of December 31, 2013, our cash balance was $35.3 million.

Cash Flows—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, the comparison of cash flows is as follows:

•	Net cash used in operating activities increased to $104.2 million in 2012 from a use of $66.4 million in 2011. The change was primarily a result of (i) an increase in real estate inventories of $112.1 million in 2012 compared to an increase of $67.9 million in 2011, primarily driven by the increase in land, land development and homes under construction, offset by (ii) the increase in home closings in 2012 as compared to 2011 and net income of $2.5 million in 2012 compared to a net loss of $4.6 million in 2011.

•	Net cash used in investing activities was $288,000 in 2012 as compared to $308,000 in 2011. The change was a result of less fixed assets purchased in 2012.

•	Net cash provided by financing activities increased to $114.2 million in 2012 from $65.2 million in 2011. The change was primarily a result of (i) an increase in net borrowings on notes payable of $50.5 million in 2012 as compared to an increase $3.4 million in 2011 and (ii) an increase in capital contributions from members of $66.0 million offset by a financial advisory fee payment of $2.3 million in 2012 compared to $64.0 million in capital contributions offset by a financial advisory fee payment of $2.2 million in 2011.

As of December 31, 2012, our cash balance was $19.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2013, we had $19.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,184 lots with an aggregate remaining purchase price of approximately $262.1 million (net of deposits).

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

As of December 31, 2013, we had $62.4 million of availability under our secured revolving credit facilities after considering the borrowing base provisions and outstanding letters of credit. As of December 31, 2013, we also were party to several secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to several secured construction loan agreements for the construction of our model and production homes. As of December 31, 2013, the total aggregate commitments of our acquisition and development loans and our construction loans were $65.6 million, of which $47.4 million was outstanding. We expect that the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

Contractual Obligations Table

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2013, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt principal payments(1)	$138,112	$138,112	$—	$—	$—
Long-term debt interest payments	4,122	4,122	—	—	—
Operating leases(2)	7,050	905	2,732	2,002	1,411
Purchase obligations(3)	332,756	233,155	95,844	3,757	—

Total liabilities measured at fair value	$482,040	$376,294	$98,576	$5,759	$1,411

(1)	Long-term debt represents our secured revolving credit facilities and an acquisition and development loans. Contractual maturities of the debt are in the 1-3 Years category; however, the assets securing the loans are expected to be sold in less than a year and consequently repayment will be required at that time. For a more detailed description of our long-term debt, please see Note 4 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(2)	For a more detailed description of our operating leases, please see Note 6 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(3)	Includes $262.1 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts and $70.7 million of subcontractor labor and material commitments as of December 31, 2013. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements and Contractual Obligations.”

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

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

The consummation of the WRECO Transactions is expected to cause us to lose our status as an emerging growth company in 2014. Accordingly, we will become subject to additional disclosure, reporting and other obligations, which could place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant expenses. If our independent auditor is unable to provide an unqualified attestation report on internal control over financial reporting, investors could lose confidence in the reliability of our financial statements and our stock price may be adversely affected.

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively under development. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. We did not note any indicators of impairment for any projects, and no impairment adjustments relating to real estate inventories were recorded, for the years ended December 31, 2013, 2012 and 2011.

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

Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Warranty Reserves

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Amounts are accrued based upon our historical rates. We also consider historical experience of our peers due to our limited history related to home sales. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts as appropriate for current quantitative and qualitative factors. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recorded based on future tax consequences of both temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives. Due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.

The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to 2013 or prior years.

Related Party Transactions

In March 2011 and December 2012, TRI Pointe (through its predecessor in interest, TPH LLC) acquired 62 lots and 25 lots, respectively, in the Rosedale master planned community located in Azusa, California, for a purchase price of approximately $6.5 million and $3.5 million (plus a potential profit participation should a specific net margin be exceeded), respectively, from an entity in which an affiliate of the Starwood Capital Group owns a minority interest.

In December 2012, TRI Pointe (through its predecessor in interest, TPH LLC) acquired 57 lots out of a total commitment of 149 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.2 million from an entity managed by an affiliate of the Starwood Capital Group. TRI Pointe has the right to acquire the remaining 92 entitled lots for a purchase price of approximately $5.4 million.

In March 2013, TRI Pointe acquired an additional 66 lots in the Rosedale master planned community located in Azusa, California, for a purchase price of approximately $15.7 million (plus a potential profit participation should a specific net margin be exceeded) from an entity in which an affiliate of the Starwood Capital Group owns a minority interest. This acquisition was approved by TRI Pointe independent directors.

In September 2013, TRI Pointe acquired 87 lots located in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $11.8 million, and 49 lots located in the community of Topazridge, also located in Riverside, CA, for a purchase price of approximately $6 million. These lots were purchased from entities managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

In December 2013, TRI Pointe acquired 67 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

The Starwood Capital Group (through its affiliate the Starwood Fund) owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock as of February 21, 2014. Additionally, Barry Sternlicht, the Chairman and Chief Executive Officer of Starwood Capital Group, is also chairman of our board.

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). We adopted ASU 2013-02 during the year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our variable rate debt, which consists of our secured revolving credit facilities and our acquisition and development loans, is based on quoted market prices for the same or similar instruments as of December 31, 2013.

	Expected Maturity Date
	December 31,				Estimated
	2014	2015-2018	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt(1)	$138,112	$—	$—	$138,112	$138,112
Weighted average interest rate	3.2%	0.0%	0.0%	3.2%	3.2%

(1)	Contractual maturities of the variable rate debt are in 2014 and 2016; however, the assets securing the loans are expected to be sold in less than a year and consequently repayment will be required at that time. For a more detailed description of our long-term debt, please see Note 4 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 4 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page 59.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrate Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2013 due to an exemption offered to us as an emerging growth company under the JOBS act.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated by reference from the information contained in our 2014 Proxy Statement under the captions “Board of Directors,” “Management,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation

The information required in response to this item is incorporated by reference to our 2014 Proxy Statement under the captions “Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required in response to this item is incorporated by reference to our 2014 Proxy Statement under the captions “Ownership of TRI Pointe Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required in response to this item is incorporated by reference to our 2014 Proxy Statement under the caption “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference to our 2014 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits

The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding those exhibits, which Index is incorporated in this Item by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TRI Pointe Homes, Inc.

We have audited the accompanying consolidated balance sheets of TRI Pointe Homes, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRI Pointe Homes, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2014

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$35,261	$19,824
Real estate inventories	455,642	194,083
Contracts and accounts receivable	1,697	548
Deferred tax assets	4,611	—
Other assets	8,824	3,061

Total Assets	$506,035	$217,516

Liabilities and Equity
Accounts payable	$23,397	$7,823
Accrued liabilities	22,220	3,172
Notes payable	138,112	57,368

Total Liabilities	183,729	68,363

Commitments and contingencies (Note 6)	—	—
Equity:
Members equity	—	149,153
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding as of December 31, 2013	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,597,907 shares issued and outstanding as of December 31, 2013	316	—
Additional paid-in capital	310,878	—
Retained earnings	11,112	—

Total Stockholders’ equity	322,306	—

Total Equity	322,306	149,153

Total Liabilities and Equity	$506,035	$217,516

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Home sales	$247,091	$77,477	$13,525
Fee building	10,864	1,073	5,804

Total revenues	257,955	78,550	19,329

Expenses:
Cost of home sales	193,092	63,688	12,075
Fee building	9,782	924	5,654
Sales and marketing	8,486	4,636	1,553
General and administrative	17,057	6,772	4,620

Total expenses	228,417	76,020	23,902

Income (loss) from operations	29,538	2,530	(4,573)
Transaction expense (Note 1)	(4,087)	—	—
Other income (expense), net	302	(24)	(20)

Income (loss) before income taxes	25,753	2,506	(4,593)
Provision for income taxes	(10,379)	—	—

Net income (loss)	$15,374	$2,506	$(4,593)

Earnings (loss) per share (Note 9)
Basic	$0.50	$0.12	$(0.36)
Diluted	$0.50	$0.12	$(0.36)
Weighted average number of shares (Note 9)
Basic	30,775,989	21,597,907	12,681,352
Diluted	30,797,602	21,597,907	12,681,352

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share amounts)

	Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Members’ Equity	Total Equity
Balance at December 31, 2010	—	$—	$—	$—	$—	$24,858	$24,858
Net loss	—	—	—	—	—	(4,593)	(4,593)
Contributions	—	—	—	—	—	64,000	64,000
Financial Advisory fee paid on capital raised	—	—	—	—	—	(2,240)	(2,240)
Amortization of equity based incentive units	—	—	—	—	—	466	466

Balance at December 31, 2011	—	—	—	—	—	82,491	82,491
Net income	—	—	—	—	—	2,506	2,506
Contributions	—	—	—	—	—	66,000	66,000
Financial Advisory fee paid on capital raised	—	—	—	—	—	(2,310)	(2,310)
Amortization of equity based incentive units	—	—	—	—	—	466	466

Balance at December 31, 2012	—	—	—	—	—	149,153	149,153
Net income	—	—	—	15,374	15,374	—	15,374
Conversion of members’ equity into common stock	21,597,907	216	153,199	(4,262)	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	10,000,000	100	155,308	—	155,408	—	155,408
Stock-based compensation expense	—	—	2,371	—	2,371	—	2,371

Balance at December 31, 2013	31,597,907	$316	$310,878	$11,112	$322,306	$—	$322,306

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$15,374	$2,506	$(4,593)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	866	431	758
Amortization of stock-based compensation	2,371	466	466
Deferred income taxes	(4,611)	—	—
Changes in operating assets and liabilities:
Real estate inventories	(261,559)	(112,060)	(67,915)
Contracts and accounts receivable	(1,149)	(477)	2,035
Other assets	(6,123)	(1,686)	170
Accounts payable	15,574	5,708	1,662
Accrued liabilities	19,048	875	974

Net cash used in operating activities	(220,209)	(104,237)	(66,443)

Cash flows from investing activities
Purchases of furniture and equipment	(506)	(288)	(308)
Purchases of marketable securities	(125,000)	—	—
Sales of marketable securities	125,000	—	—

Net cash used in investing activities	(506)	(288)	(308)

Cash flows from financing activities
Net proceeds from issuance of common stock	155,408	—	—
Cash contributions from member	—	66,000	64,000
Financial advisory fee paid on capital raised	—	(2,310)	(2,240)
Borrowings from notes payable	258,624	115,888	6,981
Repayments of notes payable	(177,880)	(65,393)	(3,570)

Net cash provided by financing activities	236,152	114,185	65,171

Net increase in cash and cash equivalents	15,437	9,660	(1,580)
Cash and cash equivalents – beginning of period	19,824	10,164	11,744

Cash and cash equivalents – end of period	$35,261	$19,824	$10,164

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—

Income taxes paid	$7,226	$—	$—

See accompanying notes.

TRI POINTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes in major metropolitan areas located throughout California and Colorado. We generate a significant amount of our revenues and profits in California.

Initial Public Offering

In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10 million shares of common stock at the public offering price of $17.00 per share. The Company received proceeds of approximately $155.4 million, net of the underwriting discount and estimated offering expenses. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO and as of December 31, 2013, the Company had 31,597,907 common shares outstanding.

WRECO Transactions

On November 4, 2013, the Company announced that its board of directors approved a Transaction Agreement with Weyerhaeuser Company, a Washington corporation (“Weyerhaeuser”), pursuant to which Weyerhaeuser Real Estate Company, a Washington corporation and an indirect wholly owned subsidiary of Weyerhaeuser (“WRECO”), will combine with Topaz Acquisition, Inc., a Washington corporation and a wholly owned subsidiary of TRI Pointe (“Merger Sub”) in a transaction valued at approximately $2.7 billion as of that date. Pursuant to the Transaction Agreement, Weyerhaeuser will distribute all the shares of common stock of WRECO (the “WRECO Common Shares”) to its shareholders (i) on a pro rata basis, (ii) in an exchange offer, or (iii) in a combination thereof (the “Distribution”). Weyerhaeuser will determine which approach it will take to consummate the Distribution prior to closing the transaction and no decision has been made at this time. Immediately following the Distribution, Merger Sub will merge with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of the Company. We expect to issue 129,700,000 shares of our common stock in the Merger, excluding shares to be issued for equity awards held by WRECO employees that are being assumed by us. As a result of the WRECO Transactions, the Company has incurred due diligence and other related transaction expenses during the year of $4.1 million.

In order to complete the Merger and the related transactions, (i) WRECO will incur new indebtedness of approximately $800 million or more in the form of (a) debt securities, (b) senior unsecured bridge loans, or (c) a combination thereof; (ii) WRECO will make a cash payment of approximately $739 million, subject to adjustment, to Weyerhaeuser NR Company, the current direct parent of WRECO and a subsidiary of Weyerhaeuser, which cash will be retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries); and (iii) Weyerhaeuser will cause certain assets relating to Weyerhaeuser’s real estate business to be transferred to, and certain liabilities relating to Weyerhaeuser’s real estate business to be assumed by, WRECO and its subsidiaries and cause certain assets of WRECO that will be excluded from the transaction to be transferred to, and certain liabilities that will be excluded from the transaction to be assumed by, Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Subsequent events have been evaluated through the date the financial statements were issued.

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

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to other income (expense) when we determine continuation of the respective project is not probable. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively under development. For the years ended December 31, 2013, 2012, and 2011, we did not expense any interest costs as the qualified assets were in excess of debt.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2013, 2012 and 2011, no impairment adjustments relating to real estate inventories were recorded.

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

Warranty Reserves

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. We also consider historical experience of our peers due to our limited history related to home sales. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, or (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As of December 31, 2013, 2012 and 2011, the Company did not have any investment that was deemed to be a VIE.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2013, 2012 and 2011, the Company was not required to consolidate any VIEs nor did the Company write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income (loss). We adopted ASU 2013-02 during the year ended December 31, 2013.

2. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Inventories owned:
Deposits and pre-acquisition costs	$19,714	$12,285
Land held and land under development	326,209	129,621
Homes completed or under construction	92,901	40,955
Model homes	16,818	11,222

	$455,642	$194,083

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

Interest Capitalization

Interest is capitalized on inventory during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related units are closed. For each of the three years ended December 31, 2013, interest incurred, capitalized, and expensed were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest incurred	$3,058	$2,077	$171

Interest capitalized	(3,058)	(2,077)	(171)

Interest expensed	$—	$—	$—

Capitalized interest in beginning inventory	$1,364	$159	$257
Interest capitalized as a cost of inventory	3,058	2,077	171
Interest previously capitalized as a cost of inventory, included in cost of sales	(2,158)	(872)	(269)

Capitalized interest in ending inventory	$2,264	$1,364	$159

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued expenses	$7,605	$457
Accrued income tax payable	7,764	—
Accrued payroll liabilities	3,513	1,122
Warranty reserves (Note 6)	3,338	1,593

	$22,220	$3,172

4. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facilities	$90,689	$6,855
Acquisition and development loans	31,591	37,996
Construction loans	15,832	12,517

	$138,112	$57,368

The Company has a secured revolving credit facility which has a maximum loan commitment of $30 million, an initial maturity date of April 19, 2014 and a final maturity date of April 19, 2015. The Company may borrow under the facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, which may also limit the amount available or outstanding under the facility. The facility is secured by deeds of trust on the real property and improvements thereon, and borrowings are repaid with the net sales proceeds from the sales of homes, subject to a minimum release price. Interest rates charged under the facility include applicable LIBOR and prime rate pricing options, subject to a minimum interest rate floor. As of December 31, 2013, the outstanding balance was $9.1 million with an interest rate of 3.75% per annum, and $20.2 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

In July 2013, the Company entered into an additional secured, three-year revolving credit facility with the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $125 million. On December 26, 2013, we entered into a modification agreement to increase the commitment amount under our secured, three-year revolving credit facility from $125 million to $175 million, subject to specified conditions and the payment of a loan fee. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, the Company may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on applicable LIBOR plus a margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of December 31, 2013, the outstanding balance was $81.5 million with an interest rate of 2.92% per annum, and $42.2 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

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

As of December 31, 2013, the Company had $43.2 million of aggregate acquisition and development loan commitments and $22.4 million of aggregate construction loan commitments, of which $31.6 million and $15.8 million was outstanding, respectively. The loans have maturity dates ranging from March 2014 and January 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of December 31, 2013, the weighted average interest rate was 3.5% per annum.

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

During the years ended December 31, 2013 and 2012, the Company incurred interest of $3.1 million and $2.1 million, respectively, related to its notes payable. Included in interest incurred was amortization of deferred financing costs of $99,000 and $0 for the years ended December 31, 2013 and 2012, respectfully. Accrued interest payable at December 31, 2013 and 2012 amounted to $347,000 and $273,000, respectfully. All interest incurred during the years ended December 31, 2013 and 2012 was capitalized to real estate inventories.

Under the revolving credit facilities and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; (iii) a minimum liquidity amount; (iv) maximum fixed charge coverage ratio; and (v) maximum land assets to tangible net worth ratio. The Company was in compliance with all financial covenants as of December 31, 2013 and 2012.

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

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the years ended December 31, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Financial instrument as of December 31, 2013 were comprised of secured revolving credit facilities, which provide financing for several real estate projects; secured acquisition and development loan agreements to purchase and develop land parcels, and; secured construction loan agreements for the construction of our model and production homes

At December 31, 2013 and 2012, as required by ASC 820, Financial Instruments, the following presents net book values and estimated fair values of notes payable (in thousands):

		December 31, 2013		December 31, 2012
	Hierarchy	Cost	Fair Value	Cost	Fair Value
Notes payable
Revolving credit facilities	Level 3	$90,689	$90,689	$6,855	$6,855
Acquisition and development loans	Level 3	31,591	31,591	37,996	37,996
Construction loans	Level 3	15,832	15,832	12,517	12,517

Total notes payable		$138,112	$138,112	$57,368	$57,368

Estimated fair values of the outstanding revolving credit facilities, acquisition and development loans, and construction loans at December 31, 2013 and 2012 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the revolving credit facilities, acquisition and development loans and construction loans, book value approximated fair value at December 31, 2013 and 2012.

6. Commitments and Contingencies

Legal Matters

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2013 and 2012, the Company did not have any accruals for asserted or unasserted matters.

Warranty

The Company currently provides a limited one year warranty covering workmanship and materials. In addition, our limited warranty (generally ranging from a minimum of two years up to the period covered by the applicable statute of repose) covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. We reserve up to 1.0% of the sales price of each home we sell to provide the customer service to our homebuyers. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.

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

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. We also consider historical experience of our peers due to our limited history related to home sales. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.

Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Warranty reserves, beginning of period	$1,593	$985	$731
Warranty reserves accrued	2,898	854	470
Warranty expenditures	(1,153)	(246)	(216)

Warranty reserves, end of period	$3,338	$1,593	$985

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of December 31, 2013 and 2012, the Company had outstanding surety bonds totaling $41.4 million and $11.9 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Leases

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms up to six years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.

We lease our corporate headquarters located in Irvine, California. The lease on this facility consists of approximately 17,000 square feet and expires in October 2016. During the year we signed a letter of intent to lease an additional 20,000 square feet at our corporate headquarters. We expect to occupy the additional 20,000 square feet during the third quarter of 2014 and the additional lease will expire in 2020. In addition, we lease divisional offices in Northern California and Colorado. The lease on the facility in Northern California consists of approximately 6,200 square feet and expires in September 2017. The lease on the facility in Colorado consists of approximately 5,000 square feet and expires in June 2018. As of December 31, 2013, future minimum lease payments under non-cancelable operating lease agreements are as follows (in thousands):

2014	$905
2015	1,346
2016	1,386
2017	1,081
2018	921
Thereafter	1,411

$7,050

For the years ended December 31, 2013, 2012 and 2011, rental expense was $531,000, $373,000 and $167,000, respectively.

Purchase Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2013, we had $19.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,184 lots with an aggregate remaining purchase price of approximately $262.1 million (net of deposits).

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

The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 2,527,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our the 2013 Incentive Plan. As of December 31, 2013 there were 2,096,416 shares available for future grant in the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total stock-based compensation	$2,371	$466	$466

As of December 31, 2013, total compensation cost related to all non-vested awards not yet recognized was $4.3 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards relating to our 2013 Incentive Plan for the year ended December 31, 2013 (dollars in thousands, except per share amounts):

	2013
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	—	$—	—	$—
Granted	285,900	17.04	9.1	827
Exercised	—	—	—	—
Forefeited	—	—	—	—

Options outstanding at end of year	285,900	$17.04	9.1	$827

As of December 31, 2013, there were no stock options vested or exercisable. As of December 31, 2013, 285,900 stock options were expected to vest in the future with a weighted average exercise price of $17.04 and a weighted average remaining contractual life of 9.1 years. There were no stock option grants in 2012 or 2011.

The fair value for stock option awards granted during the year was established at the date of grant using an option based mode. The fair value of the stock option awards was determined using the following assumptions:

2013
Dividend yield	0.00%
Expected volatility	44.00%
Risk-free interest rate	1.89%
Expected life	5.00

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) relating to our 2013 Incentive Plan for the year ended December 31, 2013 (dollars in thousands, except per share amounts):

	2013
	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding at beginning of year	—	$—	$—
Granted	150,667	17.70	—
Vested	—	—	—
Forefeited	(5,150)	18.30	—

RSUs outstanding at end of year	145,517	$17.68	$2,900

The fair value of restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. There were no restricted stock awards grants in 2012 or 2011.

Summary of Equity Based Incentive Units

On September 24, 2010, the Company granted equity based incentive units to management. In connection with our initial public offering in January 2013, the incentive units converted into shares of common stock. The recipients of the equity based incentive units have all the rights of a stockholder, including the rights to vote those shares and receive any dividends or distributions made with respect to those shares and any shares or other property received in respect of those shares; provided, however, any non-cash dividend or distribution with respect to the common stock shall be subject to the same vesting provisions as the incentive units. The vesting terms of the equity based incentive units are as follows: (1)18.75% of such units vested, subject to limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to limitation in (3) below in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event as defined; and (4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event, as defined. The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2010 was $3.3 million. The Company did not grant any equity based incentive units during the year ended December 31, 2013, 2012 and 2011. No equity based incentive units were forfeited during the years ended December 31, 2013, 2012 and 2011.

8. Segment Information

The Company’s operations are organized into two reportable segments: homebuilding and fee building (construction services). In accordance with ASC 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

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

	Year Ended December 31,
	2013	2012	2011
Revenues
Homebuilding	$247,091	$77,477	$13,525
Fee building	10,864	1,073	5,804

	$257,955	$78,550	$19,329

Gross profit
Homebuilding	$53,999	$13,789	$1,450
Fee building	1,082	149	150

	$55,081	$13,938	$1,600

	December 31,
	2013	2012
Assets
Homebuilding	$505,174	$216,667
Fee building	861	849

	$506,035	$217,516

9. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the three years ended December 31, 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual initial public offering price of $17.00 per share.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$15,374	$2,506	$(4,593)

Denominator:
Basic weighted-average shares outstanding	30,775,989	21,597,907	12,681,352
Effect of dilutive shares:
Unvested restricted stock units(1)	21,613	—	—

Diluted weighted-average shares outstanding	30,797,602	21,597,907	12,681,352

Basic earnings (loss) per share	$0.50	$0.12	$(0.36)

Diluted earnings (loss) per share(1)	$0.50	$0.12	$(0.36)

(1)	For the year ended December 31, 2013, no stock options were included in the diluted earnings per share calculation as the effect of their inclusion would be antidilutive. There were no outstanding options or non-vested shares in 2012 or 2011.

10. Income Taxes

As discussed in Note 1, in prior years and for the first 30 calendar days of 2013, the Company was a Delaware limited liability company which was treated as partnership for income tax purposes and was subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by the Company were the obligation of the members.

The (provision) benefit for income taxes includes the following (in thousands):

Year Ended December 31, 2013
Current (provision) benefit for income taxes:
Federal	$(11,967)
State	(3,023)

Total	(14,990)

Deferred (provision) benefit for income taxes:
Federal	3,840
State	771

Total	4,611

Provision for income taxes	$(10,379)

The effective tax rate differs from the federal statutory rate of 35% due to the following items (in thousands):

Year Ended December 31, 2013
Income before income taxes	$25,753

Provision for income taxes at federal statutory rate	$(9,014)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(1,464)
Permanent differences	(552)
Deferred tax assets upon conversion to a corporation	590
Other	61

Provision for income taxes	$(10,379)

Effective tax rate	(40)%

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. The components of our deferred income tax asset are as follows (in thousands):

December 31, 2013
State tax	$1,058
Warranty reserves	1,360
Transaction expenses	1,466
Share based compensation	571
Other	156

Total deferred tax asset	$4,611

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives.

As of December 31, 2013, we had $4.6 million in deferred tax assets with no valuation allowance. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to the first 30 calendar days of 2013 or prior years. As of December 31, 2013, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

11. Related Party Transactions

In March 2011 and December 2012, TRI Pointe (through its predecessor in interest, TPH LLC) acquired 62 lots and 25 lots, respectively, in the Rosedale master planned community located in Azusa, California, for a purchase price of approximately $6.5 million and $3.5 million (plus a potential profit participation should a specific net margin be exceeded), respectively, from an entity in which an affiliate of the Starwood Capital Group owns a minority interest.

In December 2012, TRI Pointe (through its predecessor in interest, TPH LLC) acquired 57 lots out of a total commitment of 149 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.2 million from an entity managed by an affiliate of the Starwood Capital Group. TRI Pointe has the right to acquire the remaining 92 entitled lots for a purchase price of approximately $5.4 million.

In March 2013, TRI Pointe acquired an additional 66 lots in the Rosedale master planned community located in Azusa, California, for a purchase price of approximately $15.7 million (plus a potential profit participation should a specific net margin be exceeded) from an entity in which an affiliate of the Starwood Capital Group owns a minority interest. This acquisition was approved by TRI Pointe independent directors.

In September 2013, TRI Pointe acquired 87 lots located in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $11.8 million, and 49 lots located in the community of Topazridge, also located in Riverside, CA, for a purchase price of approximately $6 million. These lots were purchased from entities managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

In December 2013, TRI Pointe acquired 67 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

The Starwood Capital Group (through its affiliate the Starwood Fund) owns 11,985,905 shares of our common stock, which represents 37.9% of our common stock as of February 21, 2014. Additionally, Barry Sternlicht, the Chairman and Chief Executive Officer of Starwood Capital Group, is also chairman of our board.

12. Results of Quarterly Operations (Unaudited)

The following table presents our unaudited quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$27,888	$51,087	$58,539	$120,441
Cost of homes sales and fee building	(23,074)	(41,713)	(45,340)	(92,747)

Gross margin	$4,814	$9,374	$13,199	$27,694

Net income	$270	$2,075	$4,686	$8,343
Basic earnings per share (1)	$0.01	$0.07	$0.15	$0.26
Diluted earnings per share (1)	$0.01	$0.07	$0.15	$0.26
2012
Total revenues	$4,653	$7,808	$10,060	$56,029
Cost of homes sales and fee building	(4,137)	(6,853)	(8,879)	(44,743)

Gross margin	$516	$955	$1,181	$11,286

Net income (loss)	$(1,143)	$(1,317)	$(1,480)	$6,446
Basic earnings per share (1)	$(0.09)	$(0.09)	$(0.10)	$0.30
Diluted earnings per share (1)	$(0.09)	$(0.09)	$(0.10)	$0.30

(1)	Some amounts do not add to our full year results presented on our consolidated statement of operations due to rounding differences in quarterly and annual weighted average share calculations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas F. Bauer	Director, Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	February 27, 2014
Michael D. Grubbs

/s/ Barry S. Sternlicht	Chairman of the Board and Director	February 27, 2014
Barry S. Sternlicht

/s/ J. Marc Perrin	Director	February 27, 2014
J. Marc Perrin

/s/ Richard D. Bronson	Director	February 27, 2014
Richard D. Bronson

/s/ Wade H. Cable	Director	February 27, 2014
Wade H. Cable

/s/ Steven J. Gilbert	Director	February 27, 2014
Steven J. Gilbert

/s/ Thomas B. Rogers	Director	February 27, 2014
Thomas B. Rogers

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013)

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc.(incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C., dated as of January 30, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC, (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

10.1	Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.2	First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.3†	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.4†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.5†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.6†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.7†	Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.8†	2013 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.9†	2013 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.10†	2013 Long-Term Incentive Plan form of Non-Employee Director Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.11†	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Mar. 27, 2013))

10.12	Revolving credit agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed July 25, 2013))

10.13	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Thomas J. Mitchell and The Mitchell Family Trust U/D/T Dated February 8, 2000 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.14	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Michael D. Grubbs and Grubbs Family Trust Dated June 22, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.15	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Douglas F. Bauer and The Bauer Family Revocable Trust U/D/T Dated December 31, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.16	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, VIII/TPC Holdings, L.L.C. and SOF-VIII U.S. Holdings, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.17	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.18	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.19	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.20	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.21	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.22	Modification Agreement dated December 26, 2013 between TRI Pointe Homes, Inc. and U.S. National Bank National Association, d/b/a Housing Capital Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Jan. 2, 2014))

21.1	List of subsidiaries of TRI Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Chief Executive Officer Section 302 Certification of Periodic Report dated February 27, 2014

31.2	Chief Financial Officer Section 302 Certification of Periodic Report dated February 27, 2014

32.1	Chief Executive Officer Section 906 Certification of Periodic Report dated February 27, 2014

32.2	Chief Financial Officer Section 906 Certification of Periodic Report dated February 27, 2014

99.1	Registration Statement on Form S-4, filed by the Company on January 9, 2014 (http://www.sec.gov/Archives/edgar/data/1561680/000119312514006731/d645321ds4.htm )

101	The following materials from TRI Pointe Homes, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement