Form 10-K/A
period 2013-12-31
TRI Pointe Homes, Inc.
filed 2014-04-30
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013, based on the closing price of $16.58 as reported by the New York Stock Exchange, was $259,997,000.

31,613,163 shares of common stock were issued and outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TRI Pointe Homes, Inc.

Explanatory note

TRI Pointe Homes, Inc. (the “Company,” “our company,” “we,” “our,” “us” or “TRI Pointe”) is filing this Amendment No. 1 to provide the information required by Part III. Except as set forth in Part III below, no other changes are made to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 27, 2014 (the “Annual Report”). All capitalized terms not defined herein shall have the meanings set forth in the Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers before the Consummation of the WRECO Transactions

Our board of directors currently consists of seven directors. Our board of directors has determined that five of its directors, Messrs. Bronson, Cable, Gilbert, Perrin and Rogers, constituting a majority, satisfy the listing standards for independence of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified.

Pursuant to an investor rights agreement with the Starwood Fund, entered into on January 30, 2013, the Starwood Fund has the right to nominate two members of our board of directors for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member of the our board of directors for as long as it owns at least 10% of our outstanding common stock. In addition, the members of our management team agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10% of our outstanding common stock.

On November 3, 2013, the investor rights agreement was amended, effective as of the consummation of the WRECO Transactions, to provide that, following the consummation of the WRECO Transactions, the Starwood Fund will have the right to nominate one member of our board of directors for as long as the Starwood Fund owns at least 5% of our outstanding common stock. In addition, following the consummation of the WRECO Transactions, the investor rights agreement will automatically terminate upon the date on which the Starwood Fund owns less than 1% of our outstanding common stock.

Set forth below are the names, ages and positions of our directors and officers as of April 25, 2014.

Name	Age	Position with the Company
Mr. Barry S. Sternlicht	53	Chairman of our Board of Directors
Mr. Douglas F. Bauer	52	Chief Executive Officer and Director
Mr. Thomas J. Mitchell	53	President and Chief Operating Officer
Mr. Michael D. Grubbs	55	Chief Financial Officer and Treasurer
Mr. Jeffrey D. Frankel	39	Senior Vice President and Division President-Northern California
Mr. Matthew P. Osborn	43	Senior Vice President and Division President-Colorado
Mr. J. Marc Perrin	45	Independent Director
Mr. Richard D. Bronson	68	Independent Director
Mr. Wade H. Cable	65	Independent Director
Mr. Steven J. Gilbert	66	Independent Director
Mr. Thomas B. Rogers	74	Independent Director

Biographical Information

The following is a summary of certain biographical information concerning our directors and officers.

BARRY S. STERNLICHT, 53, has served as the Chairman of our board of directors since January 30, 2013. Prior to our conversion into a corporation, he served as Chairman of the board of managers of TPH LLC. Mr. Sternlicht has been the Chairman and Chief Executive Officer of Starwood Capital Group since its formation in 1991. He also has been the Chairman of the Board of Directors and the Chief Executive Officer of Starwood Property Trust, an NYSE-listed company (NYSE: STWD), since its formation in 2009. Over the past 23 years, Mr. Sternlicht has structured investment transactions with an asset value of more than $40 billion. From 1995 through early 2005, he was the Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc., an NYSE-listed company he founded in 1995. Mr. Sternlicht is the Chairman of the Board of Baccarat, S.A. He also serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL) and Restoration Hardware Holdings, Inc. (NYSE: RH). Mr. Sternlicht is a Trustee of Brown University. He serves as Chairman of the Board of The Robin Hood Foundation and is on the boards of the Pension Real Estate Association (PREA), the Real Estate Roundtable, the Dreamland Film & Performing Arts Center and the Executive Advisory Board of Americans for the Arts Organization. Mr. Sternlicht is a member of the World Presidents Organization. Mr. Sternlicht received his B.A., magna cum laude, with honors from Brown University. He later earned his M.B.A. with distinction from Harvard Business School. Mr. Sternlicht provides our board of directors with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of directors believes Mr. Sternlicht provides a valuable perspective as its Chairman.

DOUGLAS F. BAUER, 52, has served as our Chief Executive Officer and as a director since January 30, 2013. He was a member of TPH LLC’s board of managers prior to its conversion into a corporation. Prior to forming TPH LLC in April 2009, from 1989 to 2009, Mr. Bauer served in several capacities, including most recently the President and Chief Operating Officer, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the NYSE from 1999 until the company was taken private in 2006. His prior titles at William Lyon Homes also included Chief Financial Officer and, prior thereto, President of its Northern California Division. Prior to his 20-year tenure at William Lyon Homes, Mr. Bauer spent seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 25 years of experience in the real estate finance, development and homebuilding industry. Mr. Bauer has been actively involved in both legislative efforts and community enhancement programs through his involvement in the California Building Industry Association and HomeAid Orange County, a charitable organization with the mission of building or renovating shelters for the temporarily homeless, which serves individuals and families who find themselves without shelter due to such factors as domestic violence, job loss, catastrophic illness and crisis pregnancy. Mr. Bauer received his B.A. from the University of Oregon and later received his M.B.A. from the University of Southern California. As our Chief Executive Officer, Mr. Bauer has intimate knowledge of our business and operations, and he provides our board of directors with extensive experience in real estate finance and development, as well as a familiarity with the workings of the homebuilding industry.

THOMAS J. MITCHELL, 53, has served as our President and Chief Operating Officer since January 30, 2013. Prior to forming TPH LLC in April 2009, from 1988 to 2009, Mr. Mitchell served in several capacities, including most recently Executive Vice President, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the NYSE from 1999 until the company was taken private in 2006. Through his various roles within that company, Mr. Mitchell developed a broad background and experience in all aspects of residential construction and land development. Prior to his 20-year tenure at William Lyon Homes, Mr. Mitchell spent over two years with The Irvine Company in their community development group and over two years with Pacific Savings Bank. Throughout his career, Mr. Mitchell has obtained significant experience in land acquisition, land entitlement, land development, project planning, product design, construction operations, project and company finance, sales and marketing, customer satisfaction and warranty service. Mr. Mitchell served as a member of the board of managers of TPH LLC since 2010. Mr. Mitchell has more than 25 years of experience in the real estate development and homebuilding industry. His accomplishments have been recognized by, among other things, his being awarded the Outstanding Home Design and National Home of the Year awards and being identified by Home Builder Executive as a Top 100 President. In 2004, Mr. Mitchell was awarded the BIA Inland Empire Builder of the Year. Mr. Mitchell received his B.A. from California State University of Long Beach.

MICHAEL D. GRUBBS, 55, has served as our Chief Financial Officer and Treasurer since January 30, 2013. Prior to forming TPH LLC in April 2009, from 1992 to 2009, Mr. Grubbs served in several capacities, including most recently the Senior Vice President and Chief Financial Officer, for William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the NYSE from 1999 until the company was taken private in 2006. Prior to his 17-year tenure at William Lyon Homes, Mr. Grubbs spent five years at Kenneth Leventhal & Company where he specialized in real estate accounting and over five years at J.C. Penney Company Construction and Real Estate Division which built retail facilities throughout the Western United States. Mr. Grubbs has more than 25 years of experience in residential real estate and homebuilding finance. Mr. Grubbs is a member (inactive) of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Grubbs is also a former member of the Board of Directors for HomeAid Orange County, a charitable organization with the mission of building or renovating shelters for the temporarily homeless, which serves individuals and families who find themselves without shelter due to such factors as domestic violence, job loss, catastrophic illness or crisis pregnancy. He served as Treasurer and committee chair for the Finance Focus Group. Mr. Grubbs received his B.A., magna cum laude, with honors from Arizona State University.

JEFFREY D. FRANKEL, 39, has served as our Senior Vice President and Division President—Northern California since January 30, 2013. Mr. Frankel joined TPH LLC in November 2010 to form the Northern California Division. Since that time, Mr. Frankel has acquired or placed under option or non-binding letter of intent more than 1200 lots, in the Greater Bay Area and has assembled a team of 39 building professionals. He currently leads his team in all facets of homebuilding, including land acquisition and development, new home construction, purchasing and customer care. To date, his team has successfully opened five new communities in the Northern California area. Prior to joining TPH LLC, Mr. Frankel worked for William Lyon Homes, Bank of America and Comerica Bank, serving in various capacities over his 16 year career in the real estate industry. Mr. Frankel was a Vice President for both Bank of America and Comerica Bank prior to joining William Lyon Homes in 2003, where his focus was primarily on land acquisition and project management. His key responsibilities included pre-development activities, such as acquisition, entitlements, site planning and product development. Mr. Frankel has extensive experience with both single-family and multi-family developments. Mr. Frankel received his B.S. from Santa Clara University.

MATTHEW P. OSBORN, 43, has served as our Senior Vice President and Division President—Colorado since January 30, 2013. Mr. Osborn joined TPH LLC in August 2012 to lead the startup of the Colorado Division. Prior to that time, Mr. Osborn was the President and Chief Operating Officer of Village Homes, a Colorado community builder, since its inception in January 2010. Prior to his role with Village Homes, Mr. Osborn served for over 15 years in various capacities for Village Homes of Colorado, Inc., including Planning Director, Vice President of Marketing Operations, Senior Vice President of Home Building Operations, and President, and served as one of its Directors from 2004 to October 2012. During his management tenure at Village Homes of Colorado, Inc., the organization was recognized locally and nationally for its outstanding business practices, expanded its operations into Northern Colorado and several markets in the Mountains and Western Slope of Colorado and was awarded Community of the Year five consecutive years, from 2002 to 2006. In 2009, Village Homes of Colorado, Inc. filed for protection from creditors under the U.S. Bankruptcy Code. Mr. Osborn also was instrumental in the formation of the new homebuilding entity operating under the Village Homes name. He was a member of the Board of Directors of the Home Builders Association of Metropolitan Denver from 2004 to 2009 and was President of the Association in 2008. He has previously been a member of the Urban Land Institute and was the Assistant Chair of the Residential Neighborhood Development Council (Gold Flight) from 2006 to 2008. Mr. Osborn received his B.A. from Boston College and his M.B.A. from the University of Denver.

J. MARC PERRIN, 45, has served as a director since January 30, 2013. He was a member of TPH LLC’s board of managers prior to its conversion into a corporation. Mr. Perrin is the founder of The Roxborough Group, a real estate investment firm headquartered in San Francisco, California. Previously he was a Managing Director at Starwood Capital Group, a member of the firm’s Investment Committee and was with the firm in various capacities from 1997 until April 2013. While with Starwood Capital Group, from 2000 until his departure, Mr. Perrin led the firm’s investments on the West Coast. Prior to joining Starwood Capital Group, Mr. Perrin was with Salomon Brothers Inc. from 1995 to 1997, where he worked on debt, equity and strategic advisory assignments for real estate industry clients. Prior to his time with Salomon Brothers Inc., Mr. Perrin worked for Bramalea Limited from 1990 to 1993, at the time one of the largest developers in Canada, working in its Southern California residential land development and homebuilding business. Mr. Perrin’s responsibilities included land acquisitions and divestitures as well as entitlements and forward planning. Mr. Perrin is a Trustee of the Urban Land Institute and a former Policy Advisory Board Member of the Fisher Center for Real Estate and Urban Economics at the University of California at Berkeley. Mr. Perrin received his B.A. from the University of California at Berkeley and his M.B.A. from The Anderson School at UCLA. Mr. Perrin provides our board of directors with significant experience in investment management and the residential land development and homebuilding industry.

RICHARD D. BRONSON, 68, has served as a director since January 30, 2013. Mr. Bronson is Chairman of The Bronson Companies, LLC, a real estate development and investment entity based in Beverly Hills, California and has served in this capacity since the company’s founding in 2001. With involvement in more than 100 shopping centers, casinos, offices, hospitality and residential projects, The Bronson Companies, LLC has partnered with the world’s largest realty interests. Among the company’s signature developments is Hartford, Connecticut’s CityPlace, the tallest office building between Boston and Manhattan. Mr. Bronson served as one of two inside directors of Mirage Resorts, an NYSE-listed company, until it was sold in 2000. Prior to that, Mr. Bronson was President of New City Development, an affiliate of Mirage Resorts, where he oversaw many of the company’s new business initiatives and activities outside Nevada. In 2010, Mr. Bronson co-founded US Digital Gaming, an online gaming technology provider based in Beverly Hills, California, for which he also serves as Chairman. Mr. Bronson serves as Lead Director on the Board of Directors of Starwood Property Trust, an NYSE-listed company (NYSE: STWD), and has been a Director since the company’s inception in 2009. Mr. Bronson has also served as Vice President of the International Council of Shopping Centers, an association representing 50,000 industry professionals in more than 80 countries and is a member of the Western Real Estate Business Editorial Board. Mr. Bronson has served on the boards of trustees of numerous organizations including the Forman School in Litchfield, Connecticut and Mt. Sinai Hospital in Hartford, Connecticut. Currently, Mr. Bronson is on the Board of the Neurosurgery Division at UCLA Medical Center and he is a past Chairman of the Board of the Archer School for Girls in Los Angeles. Mr. Bronson provides our board of directors with the benefit of his knowledge of real estate development and investment and his considerable managerial and leadership experience.

WADE H. CABLE, 65, has served as a director since January 30, 2013. Mr. Cable is a retired Director, President and Chief Operating Officer of William Lyon Homes, an internally managed homebuilding company whose common stock was listed on the NYSE from 1999 until the company was taken private in 2006. He retired from William Lyon Homes in 2007 and has more than 30 years of experience leading and managing organizations throughout the United States. Prior to his time with William Lyon Homes, he served as Chief Executive Officer, President and Director of The Presley Companies from 1985 to 1999. During his tenure, Mr. Cable took the company public and issued the company’s first bond offering of $200 million in senior subordinated debt. He also acquired the assets of William Lyon Homes and merged the two operations under the William Lyon Homes name. Prior to 1985, Mr. Cable held senior executive leadership positions with Pacific Lighting Real Estate Group and its associated subsidiaries. While there, he led the development of millions of square feet of office, industrial and apartment space throughout the United States while simultaneously leading the acquisition team that acquired The Presley Companies. Following his retirement, Mr. Cable has been a Principal in Cable Capital Ventures, which invests in real estate and other investment opportunities. He has served as a member of the University of Southern California’s Executive Committee for the Lusk Center for Real

Estate Development, Chairman of the National Association of Home Builders Multi-Family Council, Chairman of the Board of the Construction Industries Alliance of the City of Hope, Treasurer of the California Coast Chapter of Young Presidents Organization and Director of the Harvard Business School Association of Orange County. He formerly sat on the Board of Directors for the Tiger Woods Learning Center. Mr. Cable received his B.A. from California State University of Long Beach and has completed the Advanced Management program at Harvard Business School. Mr. Cable provides our board of directors with a wealth of executive, managerial and leadership experience, and his knowledge of the real estate development and homebuilding industry brings valuable insight to the board of directors.

STEVEN J. GILBERT, 66, has served as a director since January 30, 2013. Mr. Gilbert is Chairman of the Board of Gilbert Global Equity Partners, L.P., a billion dollar private equity fund and has served in this capacity since 1998. He is Vice Chairman of MidOcean Equity Partners, LP, and served as the Vice Chairman of Stone Tower Capital from January 2007 until April 2012 and as the Senior Managing Director and Chairman of Sun Group (USA) until 2009. From 1992 to 1997 he was a Founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of the Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 to 1992, he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm. Prior to that, from 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J. P. Morgan Capital Partners), which he founded. Mr. Gilbert was admitted to the Massachusetts Bar in 1970 and practiced law at Goodwin Procter & Hoar in Boston, Massachusetts. He was an associate in corporate finance at Morgan Stanley & Co. from 1972 to 1976, a Vice President at Wertheim & Co., Inc. from 1976 to 1978 and a Managing Director at E. F. Hutton International from 1978 to 1980. Mr. Gilbert was recently Chairman of the Board of Dura Automotive Systems, Inc., Chairman of CPM Holdings, True Temper Sports and a Director of J. O. Hambro Capital Management Group and the Asian Infrastructure Fund. He is also Senior Advisor to Continental Grain and a Director of MBIA, Inc., an NYSE-listed company (NYSE: MBI), and is a Lead Independent Director of the Empire State Realty Trust (NYSE: ESRT). Previously, Mr. Gilbert has been a Director of numerous companies, including Monteplier Re, Olympus Trust, Office Depot, Inc., Funk & Wagnalls, Inc., Parker Pen Limited, Piggly Wiggly Southern, Inc., Coast Community News, Inc., GTS-Duratek, Magnavox Electronic Systems Company, UroMed Corporation, Star City Casino Holdings, Ltd., Katz Media Corporation, Airport Group International, Batavia Investment Management, Ltd., Affinity Financial Group, Inc., ESAT Telecom, Ltd., Colep Holding, Ltd., NFO Worldwide, Terra Nova (Bermuda) Holdings, Limited and Veritas-DCG. He was the principal owner, Chairman and Chief Executive Officer of Lion’s Gate Films from 1980 to 1984. Mr. Gilbert is a member of the Council on Foreign Relations and the Global Agenda Council on Capital Flows of the World Economic Forum, a Trustee of the New York University Langone Medical School and a member of the Board of Governors of the Lauder Institute. Mr. Gilbert received his B.A. from the Wharton School at the University of Pennsylvania, his J.D. from the Harvard Law School and his M.B.A. from the Harvard Graduate School of Business. Mr. Gilbert provides the our board of directors with vast investment management and leadership experience, and his prior and current service as a director of numerous publicly-held companies allows him to make valuable contributions to the board of directors.

THOMAS B. ROGERS, 74, has served as a director since January 30, 2013. Until his retirement in January 2009, Mr. Rogers served as Executive Vice President in charge of City National Bank’s Southern Region. In that position, he oversaw the delivery of commercial banking, private client and wealth management services to clients throughout Orange County, the greater San Diego area and the Inland Empire. Before joining City National Bank in 2000, Mr. Rogers served for eight years as Senior Vice President and Treasurer of The Irvine Company. Prior to that, Mr. Rogers spent more than 25 years with two major financial institutions. Specifically, he served as Executive Vice President and Division Administrator of Security Pacific National Bank’s Real Estate Industries Group, Southern Division, and prior to that was Senior Vice President and Chief Credit Officer for Security Pacific’s California Corporate Group. His previous banking career also included 15 years with the National Bank of Detroit in corporate lending assignments. In his retirement, Mr. Rogers serves as Chairman of the Board of Directors of Plaza Bank, a community business bank located in Irvine, California. He was appointed to the board of Plaza Bank in June 2009 and elected Chairman in December 2009. He also serves on the Board of

Directors of Memorial Health Services, a six hospital, integrated healthcare organization headquartered in Fountain Valley, California. Mr. Rogers received his B.A. in Business Administration from Eastern Michigan University, attended graduate school at Wayne State University in Detroit, and completed the curriculum of the Graduate School of Banking at the University of Wisconsin in Madison and the National Commercial Lending School at the University of Oklahoma. Mr. Rogers provides our board of directors with a wealth of financial management knowledge, and his extensive executive and leadership experience makes him a valuable contributor to the board of directors.

Directors and Officers after the Consummation of the WRECO Transactions

Upon the consummation of the WRECO Transactions, we will increase the size of our board of directors from seven to nine directors, the majority of whom will be independent directors in accordance with NYSE listing requirements. Assuming they are re-elected at the Annual Meeting, Messrs. Perrin, Bronson and Cable will resign from our board of directors following the consummation of the WRECO Transactions. Messrs. Sternlicht, Bauer, Gilbert and Rogers will continue to serve as directors following the consummation of the WRECO Transactions, and we will appoint Mr. Chris Graham as a director. Each of us and Weyerhaeuser will have reasonable approval rights over the directors selected for appointment by the other party, taking into account applicable independence and other NYSE listing requirements.

Listed below is the biographical information for Mr. Graham.

CHRISTOPHER GRAHAM, 39, is a Senior Managing Director at Starwood Capital Group, supervising its investments in North America. Mr. Graham is responsible for originating, structuring, underwriting and closing investments in all property types. At Starwood Capital Group, he has managed Starwood Land Ventures and overseen Starwood’s investments in approximately 10,000 residential lots. In addition, he has overseen the acquisition of approximately $300 million of non performing single-family residential loans. Prior to joining Starwood Capital Group in 2002, Mr. Graham was with CB Richard Ellis in Washington, D.C., where he was Director of its Financial Consulting Group for the Eastern Region of the United States. Prior to this role, Mr. Graham was Associate Director, Eastern Region of CB Richard Ellis’ Investment Properties Group. Mr. Graham also served as a consultant to Lincoln Property Company’s Washington, D.C. office on various asset management, development and acquisition assignments. Mr. Graham received a BBA in finance from James Madison University and an MBA from Harvard Business School. Our board of directors believes that if the WRECO Transactions are consummated and Mr. Graham is appointed as a director, he will provide substantial financial and investment management experience to the our board of directors. Weyerhaeuser will select the remaining four directors.

Weyerhaeuser is in the process of identifying the individuals whom it will select for appointment to the board of directors of TRI Pointe upon the consummation of the WRECO Transactions.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

Our audit committee is composed of three directors, Messrs. Cable, Gilbert and Rogers, each of whom is a non-employee and satisfies the independence requirements under the applicable listing standards of the NYSE and the applicable rules of the SEC, and otherwise satisfies the applicable requirements for audit committee service imposed by the Exchange Act, the NYSE, as well as any other applicable legal or regulatory requirements. Our board of directors, in its business judgment, has determined that each of these members is “financially literate” under the rules of the NYSE. Mr. Rogers serves as the chairperson of the audit committee. Our board of directors has designated Mr. Rogers as our audit committee financial expert, as that term is defined by the SEC. The audit committee met eight times during fiscal year 2013. Our audit committee has adopted a written charter that is available on our website at www.tripointehomes.com in the Corporate Governance—Governance Documents section of the Investors webpage.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. Additionally, our board of directors has adopted a Code of Ethics for Senior Executive and Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (or persons performing similar functions to the aforementioned officers). The Code of Business Conduct and Ethics along with the Code of Ethics for Senior Executive and Financial Officers are available on our website at www.tripointehomes.com in the Corporate Governance—Governance Documents section of the Investors webpage. If any substantive amendments to either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Executive and Financial Officers are made, or any waiver from a provision of either Code is granted to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Certain officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on information furnished by these persons, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent stockholders were complied with on a timely basis during the fiscal year ended December 31, 2013, except that the Form 3s initially filed for Messrs. Bronson, Cable, Gilbert and Rogers inadvertently included the incorrect number of shares, which errors were corrected by amendments filed after the original due date.

Item 11.	Executive Compensation

Fiscal 2013 Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer and Treasurer. We refer to these individuals in this section as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Mr. Douglas F. Bauer	2013	410,000	100,000	(2)	349,996	650,003	410,000	(3)	12,180	(4)	1,932,179
Chief Executive Officer	2012	300,000	150,000		155,334	—	—		8,535		613,869

Mr. Thomas J. Mitchell	2013	400,000	100,000	(2)	349,996	650,003	400,000	(3)	7,710	(5)	1,907,709
President and Chief Operating Officer	2012	300,000	150,000		155,333	—	—		—		605,333

Mr. Michael D. Grubbs	2013	400,000	100,000	(2)	349,996	650,003	400,000	(3)	8,528	(6)	1,908,527
Chief Financial Officer and Treasurer	2012	300,000	150,000		155,333	—	—		1,920		607,253

(1)	In accordance with SEC rules, the amount shown is the aggregate grant date fair value for awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions relating to the valuation of the awards, see Note 7. Stock-Based Compensation in Part IV, Item 15 “Exhibits and Financial Statement Schedules.”
(2)	Represents the payment of a one-time cash bonus paid in February 2013 after the completion of our initial public offering pursuant to the terms of each named executive officer’s amended and restated employment agreement.
(3)	Represents the amount earned under our 2013 non-equity incentive compensation cash bonus plan, as described in further detail below in “—Employment Agreements.”
(4)	Represents the amount paid by us in 2013 for club membership dues for the named executive officer ($9,000) and the reimbursement of life insurance premiums ($3,180).
(5)	Represents the reimbursement of life insurance premiums for the named executive officer.
(6)	Represents the premium paid by us in 2013 for an automobile insurance policy for the named executive officer ($2,678) and the reimbursement of life insurance premiums ($5,850).

Narrative to Summary Compensation Table

The framework for the compensation set forth in the 2013 Summary Compensation Table was established pursuant to the amended and restated employment agreements that we entered into, effective as of January 30, 2013, with each of our named executive officers in connection with our initial public offering.

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

The employment agreements provide for, among other things:

•	an annual base salary of $410,000, $400,000 and $400,000, respectively, for Messrs. Bauer, Mitchell and Grubbs;

•	eligibility for annual cash performance bonuses equal to a target bonus based on the satisfaction of performance goals to be established by the compensation committee;

•	participation in the 2013 LTIP and any subsequent equity incentive plans approved by our board of directors; and

•	participation in any employee benefit plans and programs that are maintained from time to time for our other senior executive officers, including life insurance coverage with an aggregate death benefit equal to $3 million.

Pursuant to the employment agreements, each of Messrs. Bauer, Mitchell and Grubbs received a one-time cash bonus equal to $100,000 paid in February 2013 after the completion of our initial public offering.

Messrs. Bauer, Mitchell and Grubbs each received an annual cash bonus as disclosed in the table above under our non-equity incentive compensation plan (the “Bonus Plan”). Under the Bonus Plan, each named executive officer was eligible to receive a cash bonus of up to 100% of his base salary based on our achievement of a pre-established consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Under the Bonus Plan, achievement of the threshold goal (75% of the EBITDA goal) would result in a cash bonus equal to 50% of the named executive officer’s base salary; achievement of the target goal (100% of the EBITDA goal) would result in a cash bonus equal to 75% of the named executive officer’s base salary and achievement of the maximum goal (125% of the EBITDA goal) would result in a cash bonus equal to 100% of the named executive officer’s base salary, with achievement between the threshold, target and maximum levels resulting in payments calculated on a linear one to one increase or decrease. For fiscal year 2013, the EBITDA goal was $21.7 million. Actual EBITDA for fiscal year 2013 was approximately $31.1 million, or approximately 143% of the EBITDA goal. Therefore, we determined that the maximum goal was achieved, resulting in each named executive officer receiving a cash bonus equal to 100% of his base salary.

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

Pursuant to his employment agreement, each of our named executive officers has agreed that, for a period of 36 months following the completion of our initial public offering, during any calendar quarter, he will not sell shares of our common stock in an amount exceeding the greater of (i) 10% of the shares of our common stock owned by him on the date of the completion of our initial public offering and (ii) the percentage of shares of our common stock that has been sold or otherwise disposed of by the Starwood Fund during such calendar quarter.

We may terminate the employment of a named executive officer at any time with or without cause, and the executive may terminate his employment with or without good reason. If we terminate a named executive officer’s employment for cause, or if the named executive officer resigns without good reason, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination. In addition, any outstanding awards granted to the named executive officer under the 2013 LTIP or any subsequent equity incentive plan approved by our board of directors will vest, terminate or become exercisable, as the case may be, in accordance with their terms.

•	in each case, the named executive officer will be entitled to receive any earned but unpaid annual base salary, any earned but unpaid prior-year bonus, reimbursement of expenses incurred prior to the date of termination, accrued vacation and any other paid-time-off and any benefits that have been earned and accrued prior to the date of termination;

•	in each case, we shall reimburse the COBRA premium under our health and dental plans; and

•	if the termination is not due to disability or death, the named executive officer will be entitled to receive a cash payment in an amount equal to the sum of (i) the named executive officer’s 12 months’ annual base salary, plus (ii) the average actual bonus earned by the named executive officer during the two previous calendar years; provided that, for Mr. Bauer, such sum shall be multiplied by 1.5.

Outstanding Equity Awards as of December 31, 2013

The following table provides information regarding the equity awards held by our named executive officers as of December 31, 2013.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mr. Douglas F. Bauer	—	94,067	17.00	1/30/2023	372,606	7,426,038
Mr. Thomas J. Mitchell	—	94,067	17.00	1/30/2023	372,606	7,426,038
Mr. Michael D. Grubbs	—	94,067	17.00	1/30/2023	372,606	7,426,038

(1)	In fiscal 2013, each of Messrs. Bauer, Mitchell and Grubbs were granted options to purchase 94,067 shares of our common stock (with a strike price equal to $17.00 per share), which options will vest in equal annual installments over three years on each anniversary of January 30, 2013, and which options will expire in ten years.
(2)

Includes 20,588 restricted stock units granted in 2013 to each of Messrs. Bauer, Mitchell and Grubbs which vest in equal annual installments over three years on each anniversary of January 30, 2013. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock. Also includes 352,018 shares of unvested common stock that was issued to each of Messrs. Bauer, Mitchell and Grubbs pursuant to the senior officer employment and equity agreements that our named executive officers entered into with TPH LLC and upon their entry into the operating agreement of TPH LLC on September 24, 2010. Each of our named executive officers was issued an aggregate of 66 2/3 incentive units in TPH LLC. As incentive unit holders, our named executive officers had the right to receive certain distributions, if any, from TPH LLC following distributions by TPH LLC to the common members of TPH LLC of all of their prior capital contributions plus a specified return on such capital contributions. The members of TPH LLC, including our named executive officers (in their capacities as common unit members and incentive unit holders), received an aggregate of 21,597,907 shares of our common stock in connection with the conversion of their membership interests in TPH LLC with Messrs. Bauer, Mitchell and Grubbs each being allocated 1,148,050, 1,148,050 and 990,475 shares, respectively. The vesting terms of the incentive units was as follows: (i) 18.75% of such units vested, subject to limitation in (iii) below, on the date following the first-year anniversary of the date of such officer’s senior officer employment and equity agreement; (ii) 56.25% of such units vest, subject to limitation in (iii) below, in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s senior officer employment and equity agreement; (iii) 25% of the awards granted in (i) and (ii) will vest upon a liquidity event as defined below and (iv) 25% of such units to be converted into a number of shares of restricted stock prior to the completion of our initial public offering. Such shares of restricted stock will vest upon a liquidity event as defined as the earlier of (A) the Starwood Fund or its affiliates selling 75% or more of the shares of our common stock to non-affiliates, (B) the Starwood Fund or its affiliates owning less than 25% of our total common stock outstanding, (C) our dissolution and (D) (x) subject to certain vesting limitations provided in the employment agreement of our executive officers, the sale by the Starwood Fund or its affiliates of 25% or more of their shares of our common stock to non-affiliates or (y) the disposition of substantially all of our assets to non-affiliates; provided that Messrs. Bauer, Mitchell and Grubbs have entered into a lock-up agreement with the Starwood Fund with respect to these shares of restricted stock that will modify certain of these vesting requirements upon the consummation of the WRECO Transactions (see Part III, Item 13 “Conflicts of Interest”). The consummation of the WRECO Transactions will constitute a liquidity event.

Director Compensation

Our board of directors maintains the following compensation program for our non-employee directors:

•	an annual retainer of $60,000, at least half of which is in the form of restricted stock units (priced based upon the closing price on the date of grant) or options (priced based upon a Black-Scholes valuation), in the discretion of the directors, with such restricted stock units and/or options vesting on the one-year anniversary of the date of grant; directors may elect to receive more than 50% of their annual retainer in restricted stock units and/or options;

•	an additional annual cash retainer of $5,000 to the chair of the audit committee and an additional cash retainer of $2,500 for the other members of the audit committee;

•	an additional annual cash retainer of $2,500 to the chair of the compensation committee and an additional cash retainer of $1,250 for the other members of such committee;

•	an additional annual cash retainer of $2,500 to the chair of the nominating and corporate governance committee and an additional cash retainer of $1,250 for the other members of such committee; and

•	$500 for each meeting attended (although if more than one meeting occurs on one day, directors will receive only $500).

In addition, any non-employee director elected or appointed to our board of directors for the first time following the completion of our initial public offering will receive an initial grant of $40,000 of restricted stock units, which restricted stock units will vest in equal installments annually over three years. Once vested, the restricted stock units will be settled for an equal number of shares of our common stock.

We reimburses our non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in-person at board and committee meetings. Directors who are employees do not receive any compensation for their services as directors.

Mr. Barry Sternlicht, the chairman of our board, and Mr. J. Marc Perrin, a member of our board, each waived receipt of the initial grant of restricted stock units referenced above; however, because Mr. Perrin left his position at the Starwood Fund prior to August 1, 2013, our board of directors granted him a retainer of $60,000 in the form of restricted stock units prorated for service from August 1, 2013. In addition, for as long as the Starwood Fund beneficially owns shares of our common stock, Mr. Sternlicht shall waive any directors’ fees and grants that would otherwise be payable or made, as the case may be, to him in connection with his service on our board of directors. In the event that the Starwood Fund ceases to beneficially own any shares of our common stock, Mr. Sternlicht may elect to receive such fees and grants on a prospective basis.

In November 2013, our board of directors approved the payment of $25,000 in the form of restricted stock units to Mr. Steven Gilbert for services as lead independent director.

Our board of directors has approved the following compensation for directors for 2014: (i) an annual cash retainer of $35,000 and a restricted stock unit award of $65,000 (based upon the closing price on the date of grant); (ii) cash retainers of $7,500, $5,000, and $5,000 for service on the audit, compensation, and nominating and corporate governance committees, respectively; and (iii) cash retainers of $15,000, $7,500, and $7,500 for service as chair of the audit, compensation, and nominating and corporate governance committees, respectively. In addition, the lead independent director receives an annual cash retainer of $25,000.

Director Stock Ownership Requirement

Each of our independent directors is required, within three years of becoming a member of our board of directors, to own shares of our common stock equal to three times the annual retainer payable to our independent directors by the director’s third anniversary of joining our board of directors.

The following table sets forth the total cash and equity compensation paid to our non-employee directors for their service on our board of directors and committees of our board of directors during fiscal 2013:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Barry S. Sternlicht	$—	$—	$—	$—
J. Marc Perrin	20,000	19,000	—	39,000
Richard D. Bronson	38,500	70,000	—	108,500
Wade H. Cable	41,500	70,000	—	111,500
Steven J. Gilbert	68,750	65,000	30,000	163,750
Thomas B. Rogers	43,750	70,000	—	113,750

(1)	The amounts reported in these columns reflect the aggregate grant date fair value of grants of stock options and restricted stock awards to each of the non-employee directors, computed in accordance with GAAP. For additional information about the assumptions used in these calculations, see Note 7. Stock-Based Compensation in Part IV, Item 15 “Exhibits and Financial Statement Schedules.”
(2)	At December 31, 2013, our non-employee directors held the following unvested restricted stock units: Mr. Sternlicht, 0; Mr. Perrin, 1,164; Mr. Bronson, 3,857; Mr. Cable, 3,857; Mr. Gilbert, 3,868; and Mr. Rogers, 3,857.
(3)	At December 31, 2013, our non-employee directors held the following outstanding stock option awards, some of which were not fully vested: Mr. Sternlicht, 0; Mr. Perrin, 0; Mr. Bronson, 0; Mr. Cable, 0; Mr. Gilbert, 3,699; and Mr. Rogers, 0.

2013 Long-Term Incentive Plan

The 2013 Long Term Incentive Plan (“2013 LTIP”) is intended to: (i) align the interests of our stockholders and the recipients of awards under the 2013 LTIP by increasing the proprietary interest of such recipients in our growth and success, (ii) advance our interests by attracting and retaining directors, officers, employees and other service providers and (iii) motivate such persons to act in the long-term best interests of us and our stockholders.

Administration of the 2013 LTIP and Eligibility

The 2013 LTIP is administered by the compensation committee, which may delegate certain of its authority under the 2013 LTIP to our board of directors or, subject to applicable law, to our Chief Executive Officer or such other executive officer as the compensation committee deems appropriate; provided, that the compensation committee may not delegate its authority under the 2013 LTIP to our Chief Executive Officer or any other executive officer with regard to the selection for participation in the 2013 LTIP of an officer, director or other person subject to Section 16 of the Exchange Act or decisions concerning the timing, price or amount of an award to such an officer, director or other person.

The compensation committee may, subject to the terms of the 2013 LTIP, select eligible persons for participation in the 2013 LTIP and determine the form, amount and timing of each award and, if applicable, the number of shares of our common stock, the number of stock appreciation rights (“SARs”), the number of restricted stock units (“RSUs”), the dollar value subject to an award, the purchase price or base price associated with the award, the time and conditions of exercise or settlement of the award and all other terms and conditions of the award, including, without limitation, the form of the agreement evidencing the award. The compensation committee may, in its sole discretion and for any reason at any time, take action such that (i) any or all outstanding options and SARs shall become exercisable in part or in full, (ii) all or a portion of the restriction period applicable to any outstanding restricted stock or RSUs shall lapse, (iii) all or a portion of the performance period applicable to any outstanding restricted stock, RSUs or performance award shall lapse and (iv) the performance measures (if any) applicable to any outstanding award shall be deemed to be satisfied at the target or any other level. The compensation committee may, subject to the terms of the 2013 LTIP, interpret the 2013 LTIP and the application thereof, establish rules and regulations it deems necessary or desirable for the administration of the 2013 LTIP and impose, incidental to the grant of an award, conditions with respect to the award. All such interpretations, rules, regulations and conditions shall be conclusive and binding on all parties.

The compensation committee has reserved the right to amend or replace any previously granted option or SAR without stockholder approval in a manner that is considered a repricing under stock exchange listing rules.

Share Authorization

The number of shares of our common stock available for issuance with respect to awards granted under the 2013 LTIP is 2,527,833 shares, of which no more than 2,527,833 shares of our common stock in the aggregate may be issued in connection with incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)). The number of shares of our common stock available under the 2013 LTIP shall be reduced by the sum of the aggregate number of shares of common stock which become subject to outstanding options, outstanding SARs, outstanding stock awards and outstanding performance awards. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 LTIP or any predecessor plan are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award (excluding shares subject to an option cancelled upon settlement in shares of a related tandem SAR or shares subject to a tandem SAR cancelled upon exercise of a related option) or (ii) the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 LTIP.

Notwithstanding anything in the 2013 LTIP to the contrary, shares of our common stock subject to an award under the 2013 LTIP may not be made available for issuance if those shares are: (i) shares that were subject to a stock-settled SAR and were not issued upon the net settlement or net exercise of such SAR; (ii) shares delivered to or withheld by us to pay the purchase price or the withholding taxes related to an outstanding option or SAR; or (iii) shares repurchased on the open market with the proceeds of an option exercise. Shares delivered to or withheld by us to pay the withholding taxes for stock awards or performance awards will again be available for issuance.

The number of shares of our common stock available for awards under the 2013 LTIP will not be reduced by (i) the number of shares of our common stock subject to Substitute Awards (as defined in the 2013 LTIP) or (ii) available shares under a stockholder approved plan of a company or other entity which was a party to a corporate transaction with us (as appropriately adjusted to reflect such corporate transaction) which become subject to awards granted under the 2013 LTIP (subject to applicable stock exchange requirements).

The shares of our common stock reserved for issuance pursuant to the 2013 LTIP may consist either of authorized but unissued shares of our common stock or of authorized and issued shares of our common stock reacquired and held as treasury shares or otherwise or a combination thereof.

Stock Options

Two types of stock options are authorized to be granted under the 2013 LTIP, options that qualify as incentive stock options pursuant to Section 422 of the Code and options that do not qualify as incentive stock options, i.e., nonstatutory stock options. To the extent that the aggregate fair market value of our common stock, determined as of the date of grant, underlying any incentive stock options granted pursuant to any plans that first become exercisable during a calendar year with respect to an individual grantee exceeds $100,000, such stock options shall be treated as nonstatutory stock options.

The exercise price with respect to a stock option may not be less than the fair market value of a share of our common stock on the date of grant, as determined pursuant to the 2013 LTIP. However, if an employee beneficially owns our common stock representing more than 10% of the total combined voting power of all classes of capital stock of us or of any of our subsidiaries at the time an incentive stock option is granted, then the exercise price with respect to such incentive stock options must be at least 110% of the fair market value of a share of our common stock on the date of grant. In no event may an incentive stock option be exercisable more than ten years after the date of grant; however, an incentive stock option granted to an employee with an exercise price required to be at least 110% of the fair market value of a share of our common stock on the date of grant may not be exercisable for more than five years after the date of grant.

The exercise price may be paid in cash, by delivery (either actual delivery or by attestation procedures established by us) of shares of our common stock having a fair market value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, by authorizing us to withhold whole shares of our common stock which would otherwise be delivered having an aggregate fair market value, determined as of the date of exercise, equal to the amount necessary to satisfy such obligation, in cash by a broker-dealer acceptable to us to whom the optionee has submitted an irrevocable notice of exercise or a combination of the foregoing, in each case to the extent set forth in the award agreement relating to the option or as otherwise authorized by the compensation committee.

Stock Appreciation Rights

The 2013 LTIP authorizes the grant of SARs. An SAR provides the recipient with the right to receive, upon exercise of the SAR, cash, shares of our common stock or a combination of the two. The amount that the recipient will receive upon exercise generally will equal the excess of the fair market value of the shares of our common stock on the date of exercise over the shares’ fair market value on the date of grant. SARs will become exercisable in accordance with terms determined by the compensation committee. SARs may be granted in tandem with an option grant or as independent grants. The term of an SAR cannot exceed, in the case of a tandem SAR, the expiration, cancellation or other termination of the related option and, in the case of a free-standing SAR, ten years from the date of grant.

Bonus Stock

The 2013 LTIP also provides for the grant of shares of our common stock which are not subject to a restriction period or performance measures (“Bonus Stock”). The compensation committee will determine the number of shares of Bonus Stock to be granted to any participant. Upon a grant of a Bonus Stock award, subject to our right to require payment of any withholding taxes, a certificate or certificates evidencing ownership of the requisite number of shares of our common stock will be delivered to the holder of such award or such shares will be transferred to the holder in book entry form.

Restricted Stock and RSUs

The 2013 LTIP also provides for the grant of restricted stock and RSUs. The compensation committee may place such restrictions as it deems appropriate on any shares of restricted stock or RSUs awarded under the 2013 LTIP. The number of shares subject to an award of restricted stock or RSUs and the restriction period, performance period (if any) and performance measures (if any) will be determined by the compensation committee. Unless otherwise set forth in an award agreement, the holder of restricted stock awarded under the 2013 LTIP will have all rights as a stockholder, including, but not limited to, voting rights, the right to receive dividends and the right to participate in any capital adjustment applicable to all stockholders; provided, however, that (i) a distribution with respect to shares of our common stock, other than a regular cash dividend, and (ii) a regular cash dividend with respect to shares of our common stock that are subject to performance-based vesting conditions, in each case, will be deposited with us and subject to the same restrictions as the shares of our common stock with respect to which such distribution was made. The award agreement evidencing a grant of RSUs will specify whether such award may be settled in shares of our common stock or cash or a combination thereof and whether the holder thereof will be entitled to receive, on a current or deferred basis, dividend equivalents, and, if determined by the compensation committee, interest on, or the deemed reinvestment of, any deferred dividend equivalents, with respect to the number of shares of our common stock subject to such award. Any dividend equivalents with respect to RSUs that are subject to performance-based vesting conditions will be subject to the same restrictions as such RSUs. Prior to the settlement of an award of RSUs, the holder of such award will have no rights as a stockholder with respect to the shares of our common stock subject to such award.

Performance Awards

The 2013 LTIP also authorizes the grant of performance awards. Performance awards represent the participant’s right to receive an amount of cash, shares of our common stock, or a combination of both, contingent upon the attainment of specified performance measures within a specified period. The compensation committee may establish performance criteria and objectives that must be satisfied as a condition to the grant or exercisability of all or a portion of an option or SAR or during the applicable restriction period or performance period as a condition to the vesting of the holder’s interest, in the case of restricted stock awards, of the shares of our common stock subject to such award or, in the case of an award of RSUs or a performance award, to the holder’s receipt of the shares of our common stock subject to such award or of payment with respect to such award. Such criteria and objectives may include, without limitation, one or more of the following corporate-wide or subsidiary, division, operating unit or individual measures, stated in either absolute terms or relative terms, such as rates of growth or improvement: the attainment by a share of our common stock of a specified fair market value for a specified period of time, earnings per share, return to stockholders (including dividends), return on assets, return on equity, earnings of us before or after taxes and/or interest, revenues, expenses, market share, cash flow or cost reduction goals, interest expense after taxes, return on investment, return on investment capital, return on operating costs, economic value created, operating margin, gross margin, the achievement of annual operating profit plans, net income before or after taxes, pretax earnings before interest, depreciation and/or amortization, pretax operating earnings after interest expense and before incentives, and/or extraordinary or special items, operating earnings, net cash provided by operations, and strategic business criteria, specified market penetration, cost targets, customer satisfaction or any combination of the foregoing. In the sole discretion of the compensation committee, the compensation committee may amend or adjust the performance measures or other terms and conditions of an outstanding award in recognition of unusual or nonrecurring events affecting us or its financial statements or changes in law or accounting principles.

The award agreement relating to any performance award will provide the vesting provisions for such award if the specified performance measures are satisfied or met during the specified performance period and for the forfeiture of such award if the specified performance measures are not satisfied or met during the specified performance period. Any dividends or dividend equivalents with respect to a performance award that is subject to performance-based vesting conditions will be subject to the same restrictions as such performance award. Prior to the settlement of a performance award in shares of our common stock, including restricted stock, the holder of such award will have no rights as a stockholder.

Transferability

Awards granted under the 2013 LTIP are not transferable other than by will, the laws of descent and distribution or pursuant to beneficiary designation procedures approved by us or, to the extent expressly permitted in an award agreement, to the holder’s family members, a trust or entity established by the holder for estate planning purposes, a charitable organization designated by the holder or pursuant to a qualified domestic relations order, in each case, without consideration. Except to the extent permitted by the foregoing sentence or as provided in an award agreement, each award may be exercised or settled during the holder’s lifetime only by the holder or the holder’s legal representative or similar person. Except as permitted by the second preceding sentence, no award may be sold, transferred, assigned, pledged, hypothecated, encumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to so sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any award, such award and all rights thereunder will immediately become null and void.

Eligibility

Awards may be granted to our officers, directors, employees and consultants, and persons expected to become our officers, directors, employees or consultants. However, only our regular full-time employees are eligible to receive incentive stock options. As of April 25, 2014, there were five executive officers, seven directors and approximately 163 employees eligible to receive grants under the 2013 LTIP.

Termination of Employment

All of the terms of an award relating to a termination of employment or service with us will be determined by the compensation committee and set forth in an award agreement.

Adjustments

In the event of any equity restructuring (within the meaning of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation) that causes the per share value of shares of our common stock to change, such as a stock dividend, stock split, spinoff, rights offering or recapitalization through an extraordinary dividend, the number and class of securities available under the 2013 LTIP, the terms of each outstanding option and SAR (including the number and class of securities subject to each outstanding option or SAR and the purchase price or base price per share), the terms of each outstanding restricted stock award and RSU award (including the number and class of securities subject thereto), and the terms of each outstanding performance award will be appropriately adjusted by the compensation committee, such adjustments to be made in the case of outstanding options and SARs without an increase in the aggregate purchase price or base price and in accordance with Section 409A of the Code. In the event of any other change in corporate capitalization, including a merger, consolidation, reorganization, or partial or complete liquidation of the Company, such equitable adjustments described in the foregoing sentence may be made as determined to be appropriate and equitable by the compensation committee (or, if we are not the surviving corporation in any such transaction, the board of directors of the surviving corporation) to prevent dilution or enlargement of the rights of participants. In either case, the decision of the compensation committee regarding any such adjustment will be final, binding and conclusive.

Change in Control

Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in the 2013 LTIP), our board of directors may, in its discretion, determine whether some or all outstanding options and SARs will become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and RSU awards will lapse in full or in part and whether the performance measures applicable to some or all outstanding awards will be deemed to be satisfied. Our board of directors may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, be substituted for some or all of shares of our common stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder, to be immediately cancelled by us, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding us or a combination of both cash and such shares of stock.

Amendment and Termination

Our board of directors may terminate or amend the 2013 LTIP at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation. The compensation committee may amend the terms of any outstanding award under the 2013 LTIP at any time. No amendment or termination of the 2013 LTIP or any outstanding award may adversely affect any of the rights of an award holder without the holder’s consent.

Effective Date and Term of Plan

The 2013 LTIP became effective on January 30, 2013 and will automatically expire on the tenth anniversary of its effective date, unless terminated sooner by our board of directors.

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

Compensation Committee Interlocks and Insider Participation

As noted above, the Compensation Committee consists of Messrs. Bronson, Cable and Gilbert. No member of the Compensation Committee is, or has been at any time, an officer or employee of TRI Pointe, nor has any member had any relationship with TRI Pointe requiring disclosure under Item 404 of Regulation S-K. None of TRI Pointe’s executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on TRI Pointe’s board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2013, with respect to our equity compensation plans under which TRI our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	431,417	11.29	(1)	2,096,416
Equity compensation plans not approved by security holders	—	—		—

Total	431,417	11.29	(1)	2,096,416

(1)	This weighted-average exercise price includes outstanding restricted stock units that can be exercised for no consideration, resulting in a reduced price. The weighted-average exercise price of outstanding options, excluding those restricted stock units that can be exercised for no consideration, is $17.04.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth the beneficial ownership of our common stock as of April 25, 2014 by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as noted below, the address for all beneficial owners in the table below is 19520 Jamboree Road, Suite 200, Irvine, California 92612.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage
Directors and Executive Officers:
Mr. Barry S. Sternlicht(4)	14,687,474	46.4%
Mr. Douglas F. Bauer(1)	2,701,569	8.5%
Mr. Thomas J. Mitchell(2)	2,701,569	8.5%
Mr. Michael D. Grubbs(3)	2,701,569	8.5%
Mr. Jeffrey D. Frankel	1,055	*
Mr. Matthew P. Osborn	1,086	*
Mr. J. Marc Perrin	1,164	*
Mr. Richard D. Bronson	7,288	*
Mr. Wade H. Cable	37,288	*
Mr. Steven J. Gilbert	14,483	*
Mr. Thomas B. Rogers	13,288	*
All directors, director nominees and executive officers as a group (11 persons)	14,763,126	46.7%
5% or more Stockholder:
VIII/TPC Holdings, L.L.C.(4)(5)	14,687,474	46.4%
Bank of Montreal(6)	2,249,772	7.1%
Neuberger Berman Group LLC(7)	1,881,863	5.9%
Keeley Asset Management Corp.(8)	1,770,578	5.6%
Del Mar Master Fund, Ltd.(9)	1,617,200	5.1%

*	Represents less than 1% of the number of shares of our common stock outstanding.
(1)	Includes an aggregate of 2,701,569 shares subject to the investor rights agreement described in Part III, Item 13 “Investor Rights Agreement” with respect to which Mr. Bauer may be deemed to share voting power. Of these 2,701,569 shares, Mr. Bauer has sole dispositive power with respect to 778,417 shares, which includes (i) 743,020 shares of our common stock received by Mr. Bauer, in his capacity as a common member and incentive unit holder in TPH LLC, as part of our formation transactions, (ii) 4,042 restricted stock units granted to Mr. Bauer pursuant to the 2013 LTIP that vested on January 30, 2014 and (iii) options to purchase 31,355 shares of our common stock granted to Mr. Bauer pursuant to the 2013 LTIP (with a strike price equal to $17.00 per share) that vested on January 30, 2014.

(2)	Includes an aggregate of 2,701,569 shares subject to the investor rights agreement described in Part III, Item 13 “Investor Rights Agreement” with respect to which Mr. Mitchell may be deemed to share voting power. Of these 2,701,569 shares, Mr. Mitchell has sole dispositive power with respect to 778,414 shares, which includes (i) 743,020 shares of our common stock received by Mr. Mitchell, in his capacity as a common member and incentive unit holder in TPH LLC, as part of our formation transactions, (ii) 4,039 restricted stock units granted to Mr. Mitchell pursuant to the 2013 LTIP that vested on January 30, 2014 and (iii) options to purchase 31,355 shares of our common stock granted to Mr. Mitchell pursuant to the 2013 LTIP (with a strike price equal to $17.00 per share) that vested on January 30, 2014.
(3)	Includes an aggregate of 2,701,569 shares subject to the investor rights agreement described in Part III, Item 13 “Investor Rights Agreement” with respect to which Mr. Grubbs may be deemed to share voting power. Of these 2,701,569 shares, Mr. Grubbs has sole dispositive power with respect to 668,466 shares, which includes (i) 633,072 shares of our common stock received by Mr. Grubbs, in his capacity as a common member and incentive unit holder in TPH LLC, as part of our formation transactions, (ii) 4,039 restricted stock units granted to Mr. Grubbs pursuant to the 2013 LTIP that vested on January 30, 2014 and (iii) options to purchase 31,355 shares of our common stock granted to Mr. Grubbs pursuant to the 2013 LTIP (with a strike price equal to $17.00 per share) that vested on January 30, 2014.
(4)	VIII/TPC Holdings, L.L.C. has sole voting power with respect to 0 shares, shared voting power with respect to 14,687,474 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 11,985,905 shares. Barry S. Sternlicht has sole voting power with respect to 0 shares, shared voting power with respect to 14,687,474 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 11,985,905 shares. VIII Management L.P. has sole voting power with respect to 0 shares, shared voting power with respect to 14,687,474 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 11,985,905 shares. VIII-J Management L.P. has sole voting power with respect to 0 shares, shared voting power with respect to 14,687,474 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 11,985,905 shares. The Starwood Fund is managed by VIII Management L.P. and VIII-J Management L.P., which are owned affiliates of Starwood Capital Group. Barry Sternlicht is the controlling partner of Starwood Capital Group, and may be deemed to share voting power and investment control over the shares of our common stock held by the Starwood Fund. Mr. Sternlicht disclaims beneficial ownership of the shares of our common stock held by the Starwood Fund except to the extent of any pecuniary interest therein. Includes an aggregate of 2,701,569 shares subject to the investor rights agreement described in Part III, Item 13 “Investor Rights Agreement” with respect to which VIII/TPC Holdings, L.L.C., Mr. Sternlicht, VIII Management L.P. and VIII-J Management L.P. may be deemed to share voting power.
(5)	The address for these entities is 591 West Putnam Ave., Greenwich, CT 06830. We have been advised that the Starwood Fund is an affiliate of a broker-dealer. We have also been advised that the Starwood Fund acquired its investment in us in the ordinary course of business, not for resale, and that it did not have, at the time of purchase, any agreements or understandings, directly or indirectly, with any person to distribute the common stock.
(6)	The information regarding the number of shares beneficially owned was obtained from a Schedule 13G filed jointly by Bank of Montreal, BMO Asset Management Corp., BMO Harris Bank N.A. and BMO Harris Investment Management Inc. with the SEC on February 14, 2014, which indicates that (i) Bank of Montreal has sole voting power with respect to 2,016,717 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 2,242,242 shares and shared dispositive power with respect to 7,530 shares; (ii) BMO Asset Management Corp. has sole voting power with respect to 1,919,601 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 2,145,126 shares and shared dispositive power with respect to 0 shares; (iii) BMO Harris Bank N.A. has sole voting power with respect to 95,116 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 95,116 shares and shared dispositive power with respect to 7,530 shares and (iv) BMO Harris Investment Management Inc. has sole voting power with respect to 2,000 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 2,000 shares and shared dispositive power with respect to 0 shares. The address for these entities is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1.

(7)	The information regarding the number of shares beneficially owned was obtained from a Schedule 13G filed jointly by Neuberger Berman Group LLC and Neuberger Berman LLC with the SEC on February 12, 2014, which indicates that (i) Neuberger Berman Group LLC has sole voting power with respect to 0 shares, shared voting power with respect to 1,843,748 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,881,863 shares and (ii) Neuberger Berman LLC has sole voting power with respect to 0 shares, shared voting power with respect to 1,843,748 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,881,863 shares. The address for these entities is 605 Third Avenue, New York, NY 10158.
(8)	The information regarding the number of shares beneficially owned was obtained from a Schedule 13G filed jointly by Keeley Asset Management Corp. and Keeley Small Cap Value Fund with the SEC on February 7, 2014, which indicates that (i) Keeley Asset Management Corp. has sole voting power with respect to 1,770,578 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,770,578 shares and shared dispositive power with respect to 0 shares and (ii) Keeley Small Cap Value Fund has sole voting power with respect to 0 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 0 shares. The address for these entities is 111 West Jackson, Suite 810, Chicago, Illinois 60604.
(9)	The information regarding the number of shares beneficially owned was obtained from a Schedule 13D filed jointly by Del Mar Master Fund , Ltd. (“Master Fund”), Del Mar Asset Management, LP (“DMAM”), Del Mar Management, LLC (“GP”) and David Freelove (“Freelove”) with the SEC on January 24, 2014, which indicates that (i) Master Fund has sole voting power with respect to 0 shares, shared voting power with respect to 1,617,200 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,617,200 shares; (ii) DMAM has sole voting power with respect to 0 shares, shared voting power with respect to 1,617,200 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,617,200 shares; (iii) GP has sole voting power with respect to 0 shares, shared voting power with respect to 1,617,200 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,617,200 shares and (iv) Freelove has sole voting power with respect to 0 shares, shared voting power with respect to 1,617,200 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,617,200 shares. The address for these entities is One Grand Central Place, 60 East 42nd Street Suite 450, New York, NY 10165.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

In addition to the compensation described in Part III, Item 11 “Executive Compensation,” our executive officers, directors and other related parties will be entitled to receive, or have received since the beginning of the last fiscal year, material financial and other benefits, including the following:

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

Additionally, we have entered into indemnification agreements with Starwood Capital Group and Messrs. Bauer, Mitchell and Grubbs, pursuant to which we have agreed to (i) pay all out-of-pocket costs, and reasonable fees and expenses of counsel and other advisors, incurred by the applicable stockholder in connection with the execution and performance of the applicable voting agreement and (ii) indemnify and hold harmless the applicable stockholder from all losses arising out of or relating to the execution and performance of the applicable voting agreement.

Registration Rights

On January 30, 2013, we entered into a registration rights agreement with the former members of TPH LLC, including the Starwood Fund, the members of our management team and a third-party investor, with respect to the shares of our common stock that they received as part of our formation transactions. The shares are referred to collectively as the “registrable shares.” Pursuant to the registration rights agreement, we granted the former members of TPH LLC and their direct and indirect transferees shelf registration rights to require us to file a shelf registration statement for the registrable shares and to maintain the effectiveness of such registration statement so as to allow sales thereunder from time to time, demand registration rights to have the registrable shares registered for resale, and, in certain circumstances, the right to make “piggy-back” sales of the registrable shares under registration statements we might file in connection with future public offerings.

Notwithstanding the foregoing, the registration rights are subject to cutback provisions, and we are permitted to suspend the use, from time to time, of the prospectus that is part of the shelf registration statement (and therefore suspend sales under the shelf registration statement) for certain periods, referred to as “blackout periods.”

Acquisitions and Pending Acquisitions from Entities Managed by Affiliates of Starwood Capital Group

In March 2011 and December 2012, we (through our predecessor in interest, TPH LLC) acquired 62 lots and 25 lots, respectively, in the Rosedale master planned community located in Azusa, California, for a purchase price of approximately $6.5 million and $3.5 million (plus a potential profit participation should a specific net margin be exceeded), respectively, from an entity in which an affiliate of the Starwood Capital Group owns a minority interest.

In December 2012, we (through our predecessor in interest, TPH LLC) acquired 57 lots out of a total commitment of 149 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.2 million from an entity managed by an affiliate of the Starwood Capital Group. We have the right to acquire the remaining 92 entitled lots for a purchase price of approximately $5.4 million.

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

In September 2013, we acquired 87 lots located in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $11.8 million, and 49 lots located in the community of Topazridge, also located in Riverside, CA, for a purchase price of approximately $6 million. These lots were purchased from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by our independent directors.

In December 2013, we acquired 67 lots located in Castle Rock, Colorado, for a purchase price of approximately $3.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by our independent directors.

In February 2014, we acquired 87 additional lots located in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $7.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by our independent directors.

Reimbursement of Expenses to Starwood Capital Group

Although we do not pay any fees to Starwood Capital Group or its affiliates, we have reimbursed Starwood Capital Group for certain due diligence expenses and for the out-of-pocket travel and lodging expenses of representatives of Starwood Fund for their attendance at board of directors and other meetings and in connection with site visits or other business of our company. We reimbursed Starwood Capital Group $0, $4,166 and $79,464 during the years ended December 31, 2013, 2012 and 2011, respectively.

Conflicts of Interest

Conflicts of interest may exist among our directors and officers and other related parties and us as described below.

As of April 25, 2014, the Starwood Fund owned 11,985,905 shares of our common stock (not including 2,701,569 shares subject to the investor rights agreement described in Part III, Item 13 “Investor Rights Agreement”), which represents approximately 37.9% of the shares entitled to vote at our Annual Meeting. Starwood Fund is managed by an affiliate of Starwood Capital Group. On January 30, 2013, we entered into an investor rights agreement with the Starwood Fund. Under the investor rights agreement, the Starwood Fund has the right to nominate two members of the our board of directors for as long as the Starwood Fund owns 25% or more of our outstanding common stock (excluding shares of common stock that are subject to issuance upon the exercise or exchange of rights of conversion or any options, warrants or other rights to acquire shares) and one member of our board of directors for as long as it owns at least 10% of our outstanding common stock. In addition, the members of our management team agreed to vote all shares of our common stock that they own in favor of the Starwood Fund nominees in any election of directors for as long as the Starwood Fund owns at least 10% of our outstanding common stock.

On November 3, 2013, the investor rights agreement was amended, effective as of the consummation of the WRECO Transactions, to provide that, following the consummation of the WRECO Transactions, the Starwood Fund will have the right to nominate one member of our board of directors for as long as the Starwood Fund owns at least 5% of our outstanding common stock. In addition, following the consummation of the WRECO Transactions, the investor rights agreement will automatically terminate upon the date on which the Starwood Fund owns less than 1% of our outstanding common stock.

The Starwood Fund’s interests may not be fully aligned with yours and this could lead to a strategy that is not in your best interest. In addition, Starwood Fund’s significant ownership in us and resulting ability to effectively control our company, in each case, prior to the consummation of the WRECO Transactions, may discourage someone from making a significant equity investment in our company, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our common stock might otherwise receive a premium for your shares over the then current market price.

In addition to the acquisitions of lots from entities managed by an affiliate of Starwood Capital Group referred to above in the section entitled “—Acquisitions and Pending Acquisitions from Entities Managed by Affiliates of Starwood Capital Group,” we may in the future acquire additional land from affiliates of Starwood Capital Group. Any such acquisitions will be separately considered for approval by the independent directors.

Mr. Barry Sternlicht, the Chairman of our board of directors, is the Chairman and Chief Executive Officer of Starwood Capital Group. As a result of our relationship with Starwood Capital Group, there may be transactions between us and Starwood Capital Group, Starwood Property Trust (which is managed by an affiliate of Starwood Capital Group) or their affiliates that could present an actual or perceived conflict of interest. These conflicts of interest may lead Mr. Sternlicht to recuse himself from actions of our board of directors with respect to any transactions involving or with Starwood Capital Group, Starwood Property Trust or their affiliates. In addition, Mr. Sternlicht will devote only a portion of his business time to his duties with our board of directors, and he will devote the majority of his time to his duties with Starwood Capital Group and its affiliates and other commitments.

We have entered into amended and restated employment agreements with Mr. Douglas Bauer, our Chief Executive Officer; Mr. Thomas Mitchell, our President and Chief Operating Officer; and Mr. Michael Grubbs, our Chief Financial Officer and Treasurer, pursuant to which they will devote their full business time and attention to our company’s affairs. Refer to Part III, Item 11 “Executive Compensation—Employment Agreements.” These employment agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, its rights under these agreements because of its desire to maintain an ongoing relationship with the individual parties to these agreements.

On November 3, 2013, Messrs. Bauer, Grubbs and Mitchell entered into a lock-up agreement with the Starwood Fund. Pursuant to the lock-up agreement, Messrs. Bauer, Grubbs and Mitchell each agreed that, following the consummation of the WRECO Transactions they would not sell to any third party certain of their shares of common stock, as outlined in each of their employment agreements, without the prior written consent of the Starwood Fund until the Starwood Fund (and any of its affiliates owning our common stock) owns less than 4.875% of our total common stock outstanding after the consummation of the WRECO Transactions. For more information, see Part III, Item 11 “Executive Compensation—Employment Agreements.”

In February 2014, our board of directors approved bonuses of $150,000 payable to each of Messrs. Bauer, Mitchell and Grubbs, contingent on the consummation of the WRECO Transactions, for their efforts in connection with the WRECO Transactions.

We have adopted Corporate Governance Guidelines which, among other things, require directors to disclose to the Chairman of the Board personal or business interests that involve an actual or potential conflict of interest. In addition, our Code of Business Conduct and Ethics requires that any transaction in which any of our directors, officers or employees has an interest must be approved by a vote of a majority of our disinterested and independent directors. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (or persons performing similar functions) (collectively, “Senior Officers” and each a “Senior Officer”) must comply with our Code of Ethics for Senior Executive and Financial Officers, which requires the prior written approval of our audit committee before a Senior Officer makes any investment, accepts any position or benefits, participates in any transaction or business arrangement or otherwise acts in a manner that creates or appears to create a conflict of interest. Neither the adoption of these policies nor any communication concerning these policies is intended to constitute a representation concerning past, present or future compliance by the persons subject to them. We cannot assure you that these policies will be successful in eliminating the influence of conflicts of interest. These policies may be amended from time to time at the discretion of our board of directors, without a vote of our stockholders.

Director Independence

Our board of directors has determined that five of its directors, Messrs. Bronson, Cable, Gilbert, Perrin and Rogers, constituting a majority, satisfy the listing standards for independence of the NYSE and Rule 10A-3 under the Exchange Act. The non-management directors meet regularly in executive sessions outside the presence of management, and Mr. Gilbert, as lead independent director, currently presides at all executive sessions of the non-management directors. Additionally, the independent directors also meet regularly in executive sessions, and Mr. Gilbert, as lead independent director, currently presides at all executive sessions of the independent directors.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP was our independent registered public accounting firm for the fiscal year ended December 31, 2013.

Audit and All Other Fees

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by Ernst & Young LLP. All fees below were approved by the audit committee in conformity with the audit committee’s pre-approval process.

	Year Ended December 31,
	2013	2012
	(in thousands)
Audit Fees(1)	$580,500	$563,000
Audit-Related Fees(2)	1,212,900	—
Tax Fees(3)	29,062	17,000
All Other Fees(4)	81,000	—

Total	$1,903,462	$580,000

(1)	These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	These are fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.
(3)	These are fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. This includes the preparation of our and our consolidated subsidiaries’ original and amended tax returns, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.
(4)	These are fees for other permissible work performed by Ernst & Young LLP that does not meet the above category descriptions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The audit committee has responsibility for establishing policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The audit committee has the sole authority and responsibility to select, appoint, evaluate, compensate, retain and oversee the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting). Our internal auditing function and the independent registered public accounting firm reports directly to the audit committee. The audit committee has the sole authority to approve all audit engagement fees and terms, and the audit committee, or the chair of the Audit Committee, must pre-approve any audit and non-audit services provided to us by the independent registered public accounting firm and the fees and terms thereof (provided that the chair may not pre-approve services in excess of $25,000 and must report any such approval to the full audit committee at the next regularly scheduled meeting of the audit committee).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits:

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc.(incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C., dated as of January 30, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC, (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

10.1	Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.2	First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.3†	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.4†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.5†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.6†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

Exhibit Number	Exhibit Description

10.7†	Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.8†	2013 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.9†	2013 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.10†	2013 Long-Term Incentive Plan form of Non-Employee Director Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.11†	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Mar. 27, 2013))

10.12	Revolving credit agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed July 25, 2013))

10.13	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Thomas J. Mitchell and The Mitchell Family Trust U/D/T Dated February 8, 2000 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.14	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Michael D. Grubbs and Grubbs Family Trust Dated June 22, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.15	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Douglas F. Bauer and The Bauer Family Revocable Trust U/D/T Dated December 31, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.16	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, VIII/TPC Holdings, L.L.C. and SOF-VIII U.S. Holdings, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.17	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.18	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.19	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.20	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.21	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.22	Modification Agreement dated December 26, 2013 between TRI Pointe Homes, Inc. and U.S. National Bank National Association, d/b/a Housing Capital Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Jan. 2, 2014))

Exhibit Number	Exhibit Description

21.1	List of subsidiaries of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

31.1	Chief Executive Officer Section 302 Certification of Periodic Report dated February 27, 2014

31.2	Chief Financial Officer Section 302 Certification of Periodic Report dated February 27, 2014

32.1	Chief Executive Officer Section 906 Certification of Periodic Report dated February 27, 2014 (previously furnished as Exhibit 32.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

32.2	Chief Financial Officer Section 906 Certification of Periodic Report dated February 27, 2014 (previously furnished as Exhibit 32.2 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

99.1	Registration Statement on Form S-4/A, filed by the Company on March 28, 2014 (https://www.sec.gov/Archives/edgar/data/1561680/000119312514121833/d699728ds4a.htm)

101	The following materials from TRI Pointe Homes, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement (filed as exhibits to the Company’s Annual Report on Form 10-K (filed February 27, 2014)).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: April 30, 2014

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc.(incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C., dated as of January 30, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC, (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

10.1	Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

10.2	First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.3†	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 1, filed Jan. 9, 2013))

10.4†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.5†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.6†	Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.7†	Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

Exhibit Number	Exhibit Description

10.8†	2013 Long-Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.9†	2013 Long-Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.10†	2013 Long-Term Incentive Plan form of Non-Employee Director Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (filed March 28, 2013))

10.11†	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Mar. 27, 2013))

10.12	Revolving credit agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed July 25, 2013))

10.13	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Thomas J. Mitchell and The Mitchell Family Trust U/D/T Dated February 8, 2000 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.14	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Michael D. Grubbs and Grubbs Family Trust Dated June 22, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.15	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Douglas F. Bauer and The Bauer Family Revocable Trust U/D/T Dated December 31, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.16	Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, VIII/TPC Holdings, L.L.C. and SOF-VIII U.S. Holdings, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.17	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.18	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.19	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.20	Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.21	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

10.22	Modification Agreement dated December 26, 2013 between TRI Pointe Homes, Inc. and U.S. National Bank National Association, d/b/a Housing Capital Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Jan. 2, 2014))

21.1	List of subsidiaries of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

Exhibit Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

31.1	Chief Executive Officer Section 302 Certification of Periodic Report dated February 27, 2014

31.2	Chief Financial Officer Section 302 Certification of Periodic Report dated February 27, 2014

32.1	Chief Executive Officer Section 906 Certification of Periodic Report dated February 27, 2014 (previously furnished as Exhibit 32.1 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

32.2	Chief Financial Officer Section 906 Certification of Periodic Report dated February 27, 2014 (previously furnished as Exhibit 32.2 of the Company’s Annual Report on Form 10-K (filed on February 27, 2014))

99.1	Registration Statement on Form S-4/A, filed by the Company on March 28, 2014 (https://www.sec.gov/Archives/edgar/data/1561680/000119312514121833/d699728ds4a.htm)

101	The following materials from TRI Pointe Homes, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement (filed as exhibits to the Company’s Annual Report on Form 10-K (filed on February 27, 2014)).

†	Management Contract or Compensatory Plan or Arrangement