Form 10-Q
period 2014-03-31
TRI Pointe Homes, Inc.
filed 2014-05-06
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Registrant’s shares of common stock outstanding at April 29, 2014: 31,632,533

TRI POINTE HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$32,046	$35,261
Real estate inventories	484,483	455,642
Contracts and accounts receivable	1,855	1,697
Deferred tax assets	4,611	4,611
Other assets	15,572	8,824

Total Assets	$538,567	$506,035

Liabilities and Stockholders’ Equity
Accounts payable	$16,006	$23,397
Accrued liabilities	18,761	22,220
Notes payable	176,933	138,112

Total Liabilities	211,700	183,729

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 31,632,533 and 31,597,907 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	316	316
Additional paid-in capital	311,141	310,878
Retained earnings	15,410	11,112

Total Stockholders’ Equity	326,867	322,306

Total Liabilities and Stockholders’ Equity	$538,567	$506,035

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Home sales	$72,812	$23,857
Fee building	—	4,031

Total revenues	72,812	27,888

Expenses:
Cost of home sales	56,432	19,449
Fee building	—	3,625
Sales and marketing	2,486	1,330
General and administrative	5,892	3,313

Total expenses	64,810	27,717

Income from operations	8,002	171
Transaction expenses (Note 1)	(548)	—
Other income (expense), net	(9)	172

Income before income taxes	7,445	343
Provision for income taxes	(3,147)	(73)

Net income	$4,298	$270

Earnings per share (Note 2)
Basic	$0.14	$0.01
Diluted	$0.14	$0.01
Weighted average number of shares (Note 2)
Basic	31,613,274	28,264,574
Diluted	31,643,070	28,274,188

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,298	$270
Other comprehensive income:
Unrealized gain on marketable securities available for sale:
Unrealized holding gain arising during the period	—	101
Reclassification adjustment for gains included in net income	—	(40)

Unrealized gain on marketable securities, net	—	61

Comprehensive income	$4,298	$331

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$4,298	$270
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	71	105
Amortization of stock-based compensation	566	327
Gain on sale of marketable securities	—	(40)
Changes in operating assets and liabilities:
Real estate inventories	(28,841)	(51,079)
Contracts and accounts receivable	(158)	(728)
Other assets	(6,716)	1,127
Accounts payable	(7,391)	2,616
Accrued liabilities	(3,459)	(14)

Net cash used in operating activities	(41,630)	(47,416)

Cash flows from investing activities
Purchases of furniture and equipment	(103)	(129)
Purchases of marketable securities	—	(125,000)
Sales of marketable securities	—	65,000

Net cash used in investing activities	(103)	(60,129)

Cash flows from financing activities
Borrowings from notes payable	105,671	24,575
Repayments of notes payable	(66,850)	(21,047)
Minimum tax withholding paid on behalf of employees for stock awards	(303)	—
Net proceeds from issuance of common stock	—	155,408

Net cash provided by financing activities	38,518	158,936

Net increase (decrease) in cash and cash equivalents	(3,215)	51,391
Cash and cash equivalents – beginning of period	35,261	19,824

Cash and cash equivalents – end of period	$32,046	$71,215

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

Income taxes paid	$7,800	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes in major metropolitan areas located throughout California and Colorado. The majority of our revenues and profits are generated in California. In January 2013, the Company completed its initial public offering (“IPO”) in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share.

WRECO Transactions

On November 4, 2013, the Company announced that its board of directors approved a transaction agreement with Weyerhaeuser Company, a Washington corporation (“Weyerhaeuser”), pursuant to which Weyerhaeuser Real Estate Company (“WRECO”), a Washington corporation and an indirect wholly owned subsidiary of Weyerhaeuser, will combine with Topaz Acquisition, Inc., a Washington corporation and a wholly owned subsidiary of TRI Pointe, (“Merger Sub”) in a transaction valued at approximately $2.7 billion as of that date (the “Transaction Agreement”). Pursuant to the Transaction Agreement, Weyerhaeuser will distribute all the shares of common stock of WRECO (the “WRECO Common Shares”) to its shareholders (i) on a pro rata basis, (ii) in an exchange offer, or (iii) in a combination thereof (the “Distribution”). Weyerhaeuser will determine which approach it will take to consummate the Distribution prior to closing the transaction and no decision has been made at this time. Immediately following the Distribution, Merger Sub will merge with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of the Company. We expect to issue 129,700,000 shares of our common stock in the Merger, excluding shares to be issued for equity awards held by WRECO employees that are being assumed by us. As a result of the WRECO Transactions, the Company has incurred due diligence and other related transaction expenses of $548,000 during the three months ended March 31, 2014.

In order to complete the Merger and the related transactions, (i) WRECO will incur new indebtedness of $800 million or more in the form of (a) debt securities, (b) senior unsecured bridge loans, or (c) a combination thereof; (ii) WRECO will make a cash payment of approximately $739 million, subject to adjustment, to Weyerhaeuser NR Company, the current direct parent of WRECO and a subsidiary of Weyerhaeuser, which cash will be retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries); and (iii) Weyerhaeuser will cause certain assets relating to Weyerhaeuser’s real estate business to be transferred to, and certain liabilities relating to Weyerhaeuser’s real estate business to be assumed by, WRECO and its subsidiaries and cause certain assets of WRECO that will be excluded from the transaction to be transferred to, and certain liabilities that will be excluded from the transaction to be assumed by, Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of March 31, 2014, the results of our consolidated operations for the three months ended March 31, 2014 and 2013, and our consolidated cash flows for the three months ended March 31, 2014 and 2013. The results of our consolidated operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at December 31, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are contained in our annual report on Form 10-K for that period.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to Accounting Standards Update 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

2. Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (dollars in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$4,298	$270

Denominator:
Basic weighted-average shares outstanding	31,613,274	28,264,574
Effect of dilutive shares:
Unvested restricted stock units(1)	29,796	9,614

Diluted weighted-average shares outstanding	31,643,070	28,274,188

Basic earnings per share(2)	$0.14	$0.01

Diluted earnings per share(1)	$0.14	$0.01

(1)	For the three months ended March 31, 2014 and 2013, no stock options were included in the diluted income per share calculation as the effect of their inclusion would be antidilutive.
(2)	On January 30, 2013 the Company completed its initial public offering (“IPO”) in which it issued and sold 10 million shares of common stock at the public offering price of $17.00 per share. Basic and diluted income (loss) per share for the three months ended March 31, 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $17.00 per share.

3. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Inventories owned:
Deposits and pre-acquisition costs	$23,176	$19,714
Land under development	334,851	326,209
Homes completed or under construction	109,385	92,901
Model homes	17,071	16,818

	$484,483	$455,642

Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirect, permits, and vertical construction. Land under development includes costs incurred during site development such as land, development, indirect, and permits. Land is classified as held for future development if no significant development has occurred.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest incurred	$1,236	$734
Interest capitalized	(1,236)	(734)

Interest expensed	$—	$—

Capitalized interest in beginning inventory	$2,264	$1,364
Interest capitalized as a cost of inventory	1,236	734
Interest previously capitalized as a cost of inventory, included in cost of sales	(422)	(256)

Capitalized interest in ending inventory	$3,078	$1,842

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of sales as related units are closed.

4. Other Assets

Other Assets consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Deferred loan costs	$624	$704
Prepaids	11,159	5,631
Other assets	3,789	2,489

	$15,572	$8,824

5. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Revolving credit facilities	$150,615	$90,689
Acquisition and development loans	15,554	31,591
Construction loans	10,764	15,832

	$176,933	$138,112

Secured Revolving Credit Facilities

The Company has two secured revolving credit facilities, one with a maximum loan commitment of $50 million (“$50 million revolving credit facility”) and another with a maximum loan commitment of $175 million (“$175 million revolving credit facility”). In March 2014, we entered into a modification agreement to increase the commitment amount under our $50 million revolving credit facility from $30 million to $50 million and to extend the initial maturity date to April 2015 and the final maturity date to April 2016, subject to specified conditions. Interest rates charged under the $50 million revolving credit facility include applicable LIBOR and prime rate pricing options, subject to a minimum interest rate floor. As of March 31, 2014, the outstanding balance under the $50 million revolving credit facility was $30.4 million with an interest rate of 3.75% per annum and $10.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of December 31, 2013, the outstanding balance was $9.1 million with an interest rate of 3.75% per annum and $20.2 million of availability.

The $175 million revolving credit facility is a three-year revolving credit facility with a maturity date of July 2016 and the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. Interest rates charged under the $175 million revolving credit facility are based on applicable LIBOR plus a margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of March 31, 2014, the outstanding balance was $120.2 million with an interest rate of 2.69% per annum and $44.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of December 31, 2013, the outstanding balance was $81.5 million with an interest rate of 2.92% per annum and $42.2 million of availability.

The Company may borrow under both facilities in the ordinary course of business to fund its operations, including its land development and homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and concentration limitations, as defined therein, which may also limit the amount available or outstanding under the facility.

Secured Acquisition and Development and Construction Loans

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

As of March 31, 2014, the Company had $22.3 million of aggregate acquisition and development loan commitments and $36.8 million of aggregate construction loan commitments, of which $15.6 million and $10.8 million was outstanding, respectively. The loans have maturity dates ranging from December 2014 and August 2016 including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of March 31, 2014, the weighted average interest rate was 3.6% per annum.

As of December 31, 2013, the Company had $43.2 million of aggregate acquisition and development loan commitments and $22.4 million of aggregate construction loan commitments, of which $31.6 million and $15.8 million was outstanding, respectively. The loans have maturity dates ranging from July 2014 and January 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin, with certain loans containing a minimum interest rate floor of 4.0%. As of December 31, 2013, the weighted average interest rate was 3.5% per annum.

During the three months ended March 31, 2014 and 2013, the Company incurred interest of $1.2 million and $734,000, respectively, related to all notes payable outstanding during the period. Included in interest incurred was amortization of deferred financing costs of $80,000 and $0 for the three months ended March 31, 2014 and 2013, respectfully. Accrued interest payable at March 31, 2014 and 2013 amounted to $433,000 and $246,000, respectfully. All interest incurred during the three months ended March 31, 2014 and 2013 was capitalized to real estate inventories.

Under the revolving credit facilities and construction notes payable, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; (iii) a minimum liquidity amount; (iv) maximum fixed charge coverage ratio; and (v) maximum land assets to tangible net worth ratio. The Company was in compliance with all financial covenants as of March 31, 2014 and December 31, 2013.

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

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Financial instruments as of March 31, 2014 and December 31, 2013 were comprised of secured revolving credit facilities, which provide financing for several real estate projects; secured acquisition and development loan agreements to purchase and develop land parcels, and; secured construction loan agreements for the construction of our model and production homes.

At March 31, 2014 and December 31, 2013, as required by ASC 820, Financial Instruments, the following presents net book values and estimated fair values of notes payable (in thousands):

		March 31, 2014		December 31, 2013
	Hierarchy	Cost	Fair Value	Cost	Fair Value
Notes payable
Revolving credit facilities	Level 3	$150,615	$150,615	$90,689	$90,689
Acquisition and development loans	Level 3	15,554	15,554	31,591	31,591
Construction loans	Level 3	10,764	10,764	15,832	15,832

Total notes payable		$176,933	$176,933	$138,112	$138,112

Estimated fair values of the outstanding revolving credit facilities, acquisition and development loans, and construction loans at March 31, 2014 and December 31, 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the revolving credit facilities, acquisition and development loans and construction loans, book value approximated fair value at March 31, 2014 and December 31, 2013.

7. Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2014, the Company did not have any accruals for asserted or unasserted matters.

Warranty

The Company currently provides a limited one year warranty covering workmanship and materials. In addition, our limited warranty (generally ranging from a minimum of two years up to the period covered by the applicable statute of repose) covers certain defined construction defects. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. We reserve up to 1.0% of the sales price of each home to cover our estimated costs of self-insured retentions and deductible amounts under our general liability insurance policy and estimated costs for claims that may not be covered by applicable insurance or indemnities from our subcontractors. We believe that our reserves are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.

We subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.

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

Estimated future direct warranty costs are accrued in accrued liabilities on the balance sheet and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. We also consider historical experience of our peers due to our limited history related to home sales. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.

Warranty reserves consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Warranty reserves, beginning of period	$3,338	$1,593
Warranty reserves accrued	727	107
Warranty expenditures	(429)	(125)

Warranty reserves, end of period	$3,636	$1,575

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $47.6 million and $41.4 million, respectively. The beneficiaries of the bonds are various municipalities. In the unlikely event that any such surety bond issued by a third party is called because the required improvements are not completed, the Company could be obligated to reimburse the issuer of the bond.

Purchase Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2014, we had $18.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 963 lots with an aggregate remaining purchase price of approximately $241.4 million (net of deposits). As of December 31, 2013, we had $19.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,184 lots with an aggregate remaining purchase price of approximately $262.1 million (net of deposits).

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

We analyze each of our land option contracts under the provisions of ASC 810, Consolidation (“ASC 810”). Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created for financial reporting purposes. As of March 31, 2014 and December 31, 2013, the Company was not required to consolidate any VIEs nor did the Company write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

8. Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity

A summary of changes in our stockholders’ equity is presented below (in thousands, except share amounts):

	Three Months Ended March 31, 2013
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Members’ Equity	Total Equity
Balance at December 31, 2012	$—	$—	$—	$—	$—	$149,153	$149,153
Net income	—	—	270	—	270	—	270
Unrealized gain on available-for-sale-investments	—	—	—	61	61	—	61

Total comprehensive income					331		331
Conversion of members’ equity into common stock	216	153,199	(4,262)	—	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	100	155,308	—	—	155,408	—	155,408
Stock-based compensation expense	—	327	—	—	327	—	327

Balance at March 31, 2013	$316	$308,834	$(3,992)	$61	$305,219	$—	$305,219

	Three Months Ended March 31, 2014
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	$316	$310,878	$11,112	$322,306
Net income	—	—	4,298	4,298
Stock-based compensation expense	—	566	—	566
Minimum tax withholding paid on behalf of employees for stock awards	—	(303)	—	(303)

Balance at March 31, 2014	$316	$311,141	$15,410	$326,867

In January 2013, the Company completed its IPO in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share. The Company received $155.4 million in net proceeds after deducting underwriting discounts and commissions of $11.9 million and other net offering expenses of $2.7 million. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO and as of March 31, 2013, the Company had 31,597,907 common shares outstanding. As of March 31, 2014, the Company had 31,632,533 common shares outstanding.

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

The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 2,527,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our the 2013 Incentive Plan. As of March 31, 2014 there were 2,113,988 shares available for future grant in the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total stock-based compensation	$566	$327

As of March 31, 2014, total compensation cost related to all non-vested awards not yet recognized was $3.8 million and the weighted average term over which the expense was expected to be recognized was 1.4 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards relating to our 2013 Incentive Plan for the three months ended March 31, 2014 (dollars in thousands, except per share amounts):

Three Months Ended March, 31 2014
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	Per Share	Life	Value
Options outstanding at December 31, 2013	285,900	$17.04	9.1	$827
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at March 31, 2014	285,900	17.04	8.8	—

Options exercisable at March 31, 2014	97,767	17.11	8.8	—

There were no stock option awards granted during the three months ended March 31, 2014. On April 7, 2014, the Company granted an aggregate of 154,598 stock options to members of the executive management team. The stock option awards granted on April 7, 2014 ratably vest annually on the anniversary of the grant date over a three year period. The fair value for stock option awards granted on April 7, 2014 was $9.46 per share and was established at the date of grant using an option based model.

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) relating to our 2013 Incentive Plan for the three months ended March 31, 2014 (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2014
		Weighted
		Average
		Grant Date	Aggregate
	Restricted Stock	Fair Value	Intrinsic
	Units	Per Share	Value
Nonvested RSUs at beginning of period	145,517	$17.68	$2,900
Granted	—	—	—
Vested	(51,598)	17.81	—
Forfeited	(600)	18.30	10

Nonvested RSUs at end of period	93,319	17.61	1,515

There were no restricted stock units granted during the three months ended March 31, 2014. On April 7, 2014, the Company granted an aggregate of 217,839 restricted stock units to employees, officers and directors. The restricted stock units granted to employees and officers on April 7, 2014 ratably vest annually on the anniversary of the grant date over a three year period. The restricted stock units granted to directors on April 7, 2014 vest on January 31, 2015, except the restricted stock units granted to a director who will leave the Board upon closing of the WRECO transaction will vest on the date they leave the Board based on the number of days served in 2014. The fair value of each restricted stock award granted on April 7, 2014 was measured using $16.17 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

Summary of Equity Based Incentive Units

On September 24, 2010, the Company granted equity based incentive units to management. In connection with our initial public offering in January 2013, the incentive units converted into shares of common stock. The recipients of the equity based incentive units have all the rights of a stockholder, including the rights to vote those shares and receive any dividends or distributions made with respect to those shares and any shares or other property received in respect of those shares; provided, however, any non-cash dividend or distribution with respect to the common stock shall be subject to the same vesting provisions as the incentive units. The vesting terms of the equity based incentive units are as follows: (1)18.75% of such units vested, subject to limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to limitation in (3) below in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event, as defined in each such recipient’s employment agreement; and (4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event. The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2010 was $3.3 million. The Company did not grant any equity based incentive units and no equity based incentive units were forfeited during the three months ended March 31, 2014.

9. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates for the years in which taxes are expected to be paid or recovered. Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives.

As of March 31, 2014 and December 31, 2013, we had $4.6 million in deferred tax assets with no valuation allowance. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

Our income tax provision totaled $3.1 million and $73,000 for the three months ended March 31, 2014 and 2013, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to prior years. As of March 31, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

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

As of December 31, 2013 we had completed all construction activity related to our fee building projects and do not expect material fee building activity in the future. Financial information relating to reportable segments for the three months ended March 31, 2014 and 2013, was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues
Homebuilding	$72,812	$23,857
Fee building	—	4,031

	$72,812	$27,888

Gross profit
Homebuilding	$16,380	$4,408
Fee building	—	406

	$16,380	$4,814

	March 31,	December 31,
	2014	2013
Assets
Homebuilding	$537,799	$505,174
Fee building	768	861

	$538,567	$506,035

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain statements relating to future events of our intentions, beliefs, expectations, predictions for the future and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements:

•	use forward-looking terminology;

•	are based on various assumptions made by TRI Pointe; and

•	may not be accurate because of risks and uncertainties surrounding the assumptions that are made.

Factors listed in this section—as well as other factors not included—may cause actual results to differ significantly from the forward-looking statements included in this quarterly report on Form 10-Q. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations or financial condition.

We will not update the forward-looking statement contained in this quarterly report on Form 10-Q, unless otherwise required by law.

Statements

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes, including, without limitation, the WRECO Transactions described below. These forward-looking statements include, but are not limited to, statements regarding expected benefits of the WRECO Transactions, integration plans and expected synergies therefrom, the expected timing of consummation of the WRECO Transactions, and our anticipated future financial and operating performance and results, including our estimates for growth.

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

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	Market demand for TRI Pointe products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of TRI Pointe’s internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	energy prices;

•	the effect of weather;

•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;

•	transportation cost;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental regulations;

•	legal proceedings;

•	risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	the satisfaction of the conditions to the consummation of the proposed Merger and other risks relating to the consummation of the WRECO Transactions and the actions related thereto;

•	the risk that disruptions from the WRECO Transactions will harm TRI Pointe’s business;

•	TRI Pointe’s ability to complete the WRECO Transactions on the anticipated terms and schedule, including the ability to obtain required stockholder and regulatory approvals;

•	TRI Pointe’s ability to achieve the benefits of the WRECO Transactions in the estimated amount and the anticipated timeframe, if at all;

•	TRI Pointe’s ability to integrate WRECO successfully after the consummation of the WRECO Transactions and to achieve the anticipated synergies therefrom;

•	change in accounting principles; and

•	other factors described in “Risk Factors.”

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our annual report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

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

In this quarterly report on Form 10-Q, we refer to the transactions contemplated in the Transaction Agreement and related documents as the “WRECO Transactions.” The foregoing description of the WRECO Transactions is not complete. We have filed a registration statement on Form S-4 (Reg. No. 333-193248) to register the shares to be issued in connection with the Merger (the “Registration Statement”). For additional information regarding the WRECO Transactions, you are encouraged to read the information included in the Registration Statement, which is incorporated by reference in this quarterly report on Form 10-Q, as well as the sections of our annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Home sales	$72,812	$23,857
Fee building	—	4,031

Total revenues	72,812	27,888

Expenses:
Cost of home sales	56,432	19,449
Fee building	—	3,625
Sales and marketing	2,486	1,330
General and administrative	5,892	3,313

Total expenses	64,810	27,717

Income from operations	8,002	171
Transaction expenses	(548)	—
Other income (expense), net	(9)	172

Income before income taxes	7,445	343
Provision for income taxes	(3,147)	(73)

Net income	$4,298	$270

Earnings per share
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net New Home Orders and Backlog (dollars in thousands)

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	138	123	15	12%
Cancellation rate	8%	9%	(1)%	(11)%
Average selling communities	10.0	7.3	2.7	37%
Selling communities at end of period	10	6	4	67%
Backlog (dollar value)	$157,692	$77,027	$80,665	105%
Backlog (units)	195	143	52	36%
Average sales price of backlog	$809	$539	$270	50%

Net new home orders for the three months ended March 31, 2014 increased 12% to 138, compared to 123 during the prior year period. The increase in net new home orders was due to an increase in the average number of selling communities to 10.0 for the three months ended March 31, 2014 compared to 7.3 during the prior year period, offset by a decrease in our “absorption rate” (the rate at which home orders are contracted, net of cancellations). Our overall absorption rate for the three months ended March 31, 2014 was 13.8 per average selling community (4.60 monthly), compared to 16.8 per average selling community (5.62 monthly) during the prior year period. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to nine months, although we may experience cancellations of sales contracts prior to closing. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 8% for the three months ended March 31, 2014 as compared to 9% during the prior year period. The dollar value of backlog was approximately $157.7 million as of March 31, 2014, an increase of $80.7 million, or 105%, compared to $77.0 million as of March 31, 2013. This increase reflects an increase in the number of homes in backlog of 52, or 36%, to 195 homes as of March 31, 2014 from 143 homes as of March 31, 2013 and an increase in the average sales price of homes in backlog of $270,000, or 50%, to $809,000 as of March 31, 2014 compared to $539,000 as of March 31, 2013. The increase in average sales price of homes in backlog was the result of a change in product mix to more move-up product at our new communities compared to the prior year. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in subsequent periods.

New Homes Delivered and Home Sales (dollars in thousands)

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	92	48	44	92%
Home sales	$72,812	$23,857	$48,955	205%
Average sales price of homes delivered	$791	$497	$294	59%

New home deliveries increased by 44, or 92%, to 92 during the three months ended March 31, 2014 from 48 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in backlog at the start of the quarter compared to the same period in the prior year due to the increase in the average number of selling communities and higher net new home orders. Home sales revenue increased $48.9 million, or 205%, to $72.8 million for the three months ended March 31, 2014 from $23.9 million for the prior year. The increase was primarily attributable to: (i) an increase in revenue of $21.9 million due to a 92% increase in homes closed to 92 for the three months ended March 31, 2014 from 48 for the prior year, and (ii) an increase in revenues of $27.0 million related to an increase in average sales price of $294,000 per unit to $791,000 for the three months ended March 31, 2014 from $497,000 for the prior year. The increase in the average sales price of homes delivered was attributable to a change in product mix to more move-up product at our new communities and increased pricing for the three months ended March 31, 2014.

Homebuilding (dollars in thousands)

	Three Months Ended
	March 31,
	2014	%	2013	%
Home sales	$72,812	100.0%	$23,857	100.0%
Cost of home sales	56,432	77.5%	19,449	81.5%

Homebuilding gross margin	16,380	22.5%	4,408	18.5%
Add: interest in cost of home sales	422	0.6%	256	1.0%

Adjusted homebuilding gross margin(1)	$16,802	23.1%	$4,664	19.5%

Homebuilding gross margin percentage	22.5%		18.5%

Adjusted homebuilding gross margin percentage(1)	23.1%		19.5%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $37.0 million, or 190%, to $56.4 million for the three months ended March 31, 2014 from $19.4 million for the prior period. The increase was primarily due to a 92% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2014. Our homebuilding gross margin percentage increased to 22.5% for the three months ended March 31, 2014 as compared to 18.5% for the prior year, primarily due to price increases and the product mix of homes delivered from new communities in 2014.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 23.1% for the three months ended March 31, 2014, compared to 19.5% for the prior period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Three Months Ended March 31,
	2014	%	2013	%
Fee building home sales	$—	N/A	$4,031	100.0%
Fee building cost of home sales	—	N/A	3,625	89.9%

Fee building gross margin	—	N/A	406	10.1%

As of March 31, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. There was no fee building activity for the three months ended March 31, 2014 as we had completed all construction activity related to our fee building projects on or before December 31, 2013. We do not expect material fee building activity in the future.

Selling, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$2,486	$1,330	3.4%	5.6%
General and administrative (“G&A”)	5,892	3,313	8.1%	13.9%

Total sales and marketing and G&A	$8,378	$4,643	11.5%	19.5%

Sales and marketing expense increased $1.2 million, or 87%, to $2.5 million for the three months ended March 31, 2014 from $1.3 million for the prior year period. The increase in sales and marketing expense was primarily attributable to the increase in the number of net new homes ordered and homes delivered and a 37% increase in the average number of selling communities during the three months ended March 31, 2014 compared to the prior year period. Sales and marketing expense was 3.4% and 5.6% of home sales revenue for the three months ended March 31, 2014 and 2013, respectively.

General and administrative expenses increased $2.6 million, or 78%, to $5.9 million for the three months ended March 31, 2014 from $3.3 million for the prior year period. The increase was primarily attributed to (i) an increase of $1.9 million in our compensation-related expenses resulting largely from a 70% increase in our office headcount to 78 employees as of March 31, 2014 compared to 46 as of March 31, 2013, (ii) an increase of $240,000 in stock-based compensation primarily due to option and restricted stock unit awards granted, (iii) an increase of $305,000 in legal, accounting and other professional fees to support our continued growth, and (iv) an increase of $154,000 in insurance, rent, office, business taxes and other related costs to support our continued growth. Our general and administrative expense as a percentage of home sales revenue was 8.1% and 13.9% for the three months ended March 31, 2014 and 2013, respectively.

Total sales and marketing and G&A expenses (“SG&A”) increased $3.7 million, or 80%, to $8.4 million for the three months ended March 31, 2014 from $4.6 million in the prior year period. Total SG&A expense was 11.5% and 19.5% of home sales revenue for the three months ended March 31, 2014 and 2013, respectively.

Transaction Expenses

As a result of the WRECO Transactions, the Company has incurred due diligence and other related transaction expenses during the three months ended March 31, 2014 of $548,000. We expect to incur additional expense during 2014 related to the WRECO Transactions.

Other Income (Expense), Net

Other income (expense), net, decreased to ($9,000) of other expense for the three months ended March 31, 2014 compared to $172,000 of income for the prior year period. The change was primarily due to decreased interest and dividend income as result of lower cash and cash equivalent balances due to the increase in our selling communities and real estate inventory.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $1.2 million and $734,000 for the three months ended March 31, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the three months ended March 31, 2014 as compared to the prior year period was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the three months ended March 31, 2014, we have recorded a tax provision of $3.1 million based on an effective tax rate of 42%. For the three months ended March 31, 2013 we recorded a tax provision of $73,000. The increase in our provision for income tax was primarily the result of the $7.1 million increase in income before income taxes to $7.4 million for the three months ended March 31, 2014 compared to $343,000 in the prior year period and the fact that our income earned in January 2013 was not subject to corporate income tax because we were a Delaware limited liability company until we reorganized to a Delaware corporation as part of our IPO on January 30, 2013.

Net Income

As a result of the foregoing factors, net income for the three months ended March 31, 2014 was $4.3 million compared to net income for the three months ended March 31, 2013 of $270,000.

Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	1,210	778	432	56%
Northern California	930	193	737	382%
Colorado	369	57	312	547%

Total	2,509	1,028	1,481	144%

Lots Controlled(1)
Southern California	558	142	416	293%
Northern California	203	745	(542)	(73)%
Colorado	202	247	(45)	(18)%

Total	963	1,134	(171)	(15)%

Total Lots Owned and Controlled(1)	3,472	2,162	1,310	61%

(1)	As of March 31, 2014, lots controlled includes lots that are under a land option contracts or purchase contracts. As of March 31, 2013, lots controlled included lots that were under a land option contract, purchase contract or a non-binding letter of intent.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2014 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2014, we had $32.0 million of cash. We believe we have sufficient cash and sources of financing for at least twelve months.

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

Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders. As a result of the WRECO Transactions, our debt levels will significantly increase as described in the “Debt Financing” section of the Registration Statement.

Secured Revolving Credit Facilities

As of March 31, 2014, we were party to a secured revolving credit facility which has a maximum loan commitment of $50 million, an initial maturity date of April 2015 and a final maturity date of April 2016. We may borrow under the secured revolving credit facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Interest on the secured revolving credit facility is paid monthly at a rate based on LIBOR or prime rate pricing, subject to a minimum interest rate floor. As of March 31, 2014, the outstanding balance was $30.4 million with an interest rate of 3.75% per annum, and $10.1 million of availability under the secured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

The Company has an additional secured, three-year revolving credit facility with a maturity date of July 2016 and the potential for a one-year extension of the term of the loan, subject to specified conditions and payment of an extension fee. The facility provides for a maximum loan commitment of $175 million. Borrowings under the facility are secured by a first priority lien on borrowing base properties and will be subject to, among other things, a borrowing base formula. Subject to the satisfaction of the conditions to advances set forth in the facility, the Company may borrow solely for the payment or reimbursement of costs or return of capital related to: (a) land acquisition, development and construction of single-family residential lots and homes on and with respect to borrowing base properties (as defined in the facility), or (b) paying off any existing financing secured by the initial borrowing base properties. The interest rate on borrowings will be at a rate based on applicable LIBOR plus a margin, ranging from 250 to 370 basis points depending on our leverage ratio. As of March 31, 2014, the outstanding balance was $120.2 million with an interest rate of 2.69% per annum, and $44.2 million of availability under the facility after considering the borrowing base provisions and outstanding letters of credit.

Secured Acquisition and Development Loans and Construction Loans

As of March 31, 2014, we were party to two secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to five secured construction loan agreements for the construction of our model and production homes. As of March 31, 2014, the total aggregate commitment of our acquisition and development loans and our construction loans was $59.1 million, of which $26.4 million was outstanding. The acquisition and development loans will be repaid as lots are released from the loans based upon a specific release price, as defined in each respective loan agreement. Our construction loans will be repaid with proceeds from home sales based upon a specific release price, as defined in each respective loan agreement. These loans range in maturity between December 2014 and August 2016, including the six month extensions which are at our election (subject to certain conditions) and bear interest at a rate based on applicable LIBOR or Prime Rate pricing options plus an applicable margin. As of March 31, 2014, the weighted average interest rate was 3.6% per annum.

Covenant Compliance

Under our secured revolving credit facilities, our acquisition and development loans and our construction loans, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below:

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2014	2014
Liquidity(1)	$86,384	$21,170
(Greater of $10.0 million or 10% of total liabilities)
Tangible Net Worth	$326,867	$209,836
(Not less than $200.0 million plus 50% of annual net income and 50% of the net proceeds from equity offerings after December 31, 2012)
Maximum Total Liabilities to Tangible Net Worth Ratio	0.65	<1.5
(Not in excess of 1.5:1.0)
Maximum Fixed Charge Coverage Ratio	10.86	≥1.6
(Equal to or greater than 1.6:1.0)
Maximum Land Assets to Tangible Net Worth Ratio	1.02	<1.5
(Not in excess of 1.5:1.0)

(1)	Liquidity is defined as cash and cash equivalents on hand plus availability under our secured revolving credit facilities.

As of March 31, 2014 we were in compliance with all of these financial covenants.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
Debt	$176,933	$138,112
Equity	326,867	322,306

Total	503,800	460,418

Ratio of debt-to-capital(1)	35.1%	30.0%

Debt	$176,933	$138,112
Less: cash and cash equivalents	(32,046)	(35,261)

Net debt	144,887	102,851
Equity	326,867	322,306

Total	$471,754	$425,157

Ratio of net debt-to-capital(2)	30.7%	24.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)	The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the comparison of cash flows is as follows:

•	Net cash used in operating activities decreased to $41.6 million in the first three months of 2014 from a use of $47.4 million during the same period in 2013. The change was primarily a result of (i) an increase in real estate inventories of $28.8 million in 2014 compared to an increase of $51.1 million in 2013, primarily driven by the timing of land acquisition and development spending, (ii) the increase in net income of $4.3 million in 2014 compared to net income of $270,000 in 2013 mainly due to the 92% increase in new home deliveries in 2014 compared to 2013, offset by (iii) a decrease of accounts payable due to the timing of payments, (iv) a decrease in accrued liabilities primarily due to income tax payments during the three months ended March 31, 2014 and (v) and increase in other assets.

•	Net cash used in investing activities was $103,000 in the first three months of 2014 as compared to $60.1 million during the same period in 2013. Net cash used in investing activities for 2014 was primarily related to purchases of fixed assets. Net cash used in investing activities for 2013 was primarily the result of purchases and sales of marketable securities related to the investment of the proceeds from our initial public offering in January 2013.

•	Net cash provided by financing activities decreased to $38.5 million in the first three months of 2014 from $158.9 million during the same period in 2013. The change was primarily a result of (i) an decrease in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January 2013, offset by (ii) an increase in net borrowings on notes payable of $38.8 million in 2014 as compared to an increase of $3.5 million in 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2014, we had $18.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 963 lots with an aggregate remaining purchase price of approximately $241.4 million (net of deposits).

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

As of March 31, 2014, we had $54.3 million of availability under our secured revolving credit facilities after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2014, we also were party to two secured acquisition and development loan agreements to purchase and develop land parcels. In addition, we were party to five secured construction loan agreements for the construction of our model and production homes. As of March 31, 2014, the total aggregate commitments of our acquisition and development loans and our construction loans were $59.1 million, of which $26.4 million was outstanding. We expect that the loan agreements generally will be satisfied in the ordinary course of business and in accordance with applicable contractual terms.

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

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of March 31, 2014 and includes information on current projects under development where we are building and selling homes for our own account and current projects under development where we are active as a fee builder.

			Cumulative			Homes Closed
			Homes			for the Three
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in 000’s)(6)
Southern California
Los Angeles County:
Tamarind Lane, Azusa	2012	62	56	6	1	—	$490 – $502
Tamarind Lane II, Azusa	2014	26	—	26	22	—	$490 – $502
Avenswood, Azusa	2014	66	1	65	24	1	$648 – $714
Woodson, Los Angeles	2014	66	—	66	20	—	$1,190 – $1,300
Orange County:
Brio, La Habra	2013	91	83	8	8	22	$520 – $577
Rancho Mission Viejo	2013	105	37	68	16	20	$657 – $719
Arcadia, Irvine	2013	61	32	6	3	19	$1,190 – $1,420
Truewind, Huntington Beach	2014	49	—	49	—	—	$1,085 – $1,210
Fairwind, Huntington Beach	2015	80	—	80	—	—	$910 – $1,100
Riverside County:
Topazridge, Riverside	2012	68	63	5	—	2	$433 – $497
Topazridge II, Riverside	2014	49	—	49	8	—	$464 – $537
Alegre, Temecula	2014	96	—	96	—	—	$280 – $305
Aldea, Temecula	2014	90	—	90	—	—	$265 – $300
Kite Ridge, Riverside	2015	87	—	87	—	—	$485 – $505
Sycamore Creek, Riverside	2015	87	—	87	—	—	$355 – $395
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	—	152	—	—	$369 – $413
Kensington at Park Place, Ontario	2015	67	—	67	—	—	$531 – $567
St. James at Park Place, Ontario	2015	57	—	57	—	—	$450 – $485
San Diego County:
Altana, San Diego	2013	45	15	30	20	1	$630 – $728
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$300 – $495

Southern California Total		1,520	287	1,210	122	65

Northern California
Alameda County:
Alameda Landing	2015	255	—	141	—	—	$575 – $895
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	217	—	217	—	—	$475 – $525
Hawthorne at Barrington, Brentwood	2014	103	—	103	—	—	$530 – $560
Marquette at Barrington, Brentwood	2014	90	—	90	—	—	$560 – $638
San Joaquin County:
Ventana, Tracy	2015	93	—	93	—	—	$450 – $538
San Mateo County:
Amelia, San Mateo	2013	63	49	14	14	15	$770 – $1,125
Canterbury, San Mateo	2014	76	—	40	7	—	$795 – $1,040
Santa Clara County:
Ironhorse South, Morgan Hill	2012	37	37	—	—	2	$515 – $781
Avellino, Mountain View	2014	59	—	59	31	—	$1,205 – $1,498
Cobblestone, Milpitas	2015	32	—	32	—	—	$795 – $950
Solano County:
Redstone, Vacaville	2015	141	—	141	—	—	$425 – $505

Northern California Total		1,166	86	930	52	17

Colorado
Denver County:
Platt Park North, Denver	2014	29	—	29	—	—	$606 – $610
Douglas County:
Terrain, Castle Rock	2013	149	18	39	21	10	$294 – $350
Terrain 45’, Castle Rock	2014	67	—	67	—	—	$288 – $302
Jefferson County:
Leyden Rock 50’, Arvada	2014	51	—	51	—	—	$355 – $400
Leyden Rock 60’, Arvada	2014	67	—	67	—	—	$410 – $470
Candelas, Arvada	2014	76	—	76	—	—	$548 – $595
Larimer County:
Centerra 5000 Series, Loveland	2014	150	—	40	—	—	$393 – $415

Colorado Total		589	18	369	21	10

Company Total—Owned Projects		3,275	391	2,509	195	92

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of March 31, 2014 include owned lots in backlog as of March 31, 2014.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)	Of the total homes subject to pending sales contracts that have not closed as of March 31, 2014: 144 homes are under construction, 20 homes have completed construction, and 31 homes have not started construction.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those described in Note 1 of our annual report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

In February 2014, we acquired 87 additional lots in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $7.8 million from an entity managed by an affiliate of the Starwood Capital Group. In September 2013, we initially acquired 87 lots located in the master planned community of Sycamore Creek in Riverside, CA, for a purchase price of approximately $11.8 million for an entity managed by an affiliate of the Starwood Capital Group. These acquisitions were approved by our independent directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and there have been no material changes thereto since the filing of our Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc.(incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (filed Mar. 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C., dated as of January 30, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement among TRI Pointe Homes, Inc. and the members of TRI Pointe Homes, LLC, (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

10.1	Second Agreement to Modify Loan Documents, dated as of March 25, 2014, by and between TRI Pointe Homes, Inc. and California Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed Apr. 1, 2014)

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

99.1	Registration Statement on Form S-4/A, filed by the Company on Mar. 28, 2014 (https://www.sec.gov/Archives/edgar/data/1561680/000119312514121833/d699728ds4a.htm)

101	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: May 6, 2014