Form 10-Q
period 2014-06-30
TRI Pointe Homes, Inc.
filed 2014-08-07
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Registrant’s shares of common stock outstanding at July 31, 2014: 161,332,533

TRI POINTE HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$26,120	$35,261
Real estate inventories	542,037	455,642
Contracts and accounts receivable	3,965	1,697
Deferred tax assets	4,611	4,611
Other assets	24,454	8,824

Total Assets	$601,187	$506,035

Liabilities and Stockholders’ Equity
Accounts payable	$20,640	$23,397
Accrued liabilities	19,466	22,220
Notes payable	227,128	138,112

Total Liabilities	267,234	183,729

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 31,632,533 and 31,597,907 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	316	316
Additional paid-in capital	312,103	310,878
Retained earnings	21,534	11,112

Total Stockholders’ Equity	333,953	322,306

Total Liabilities and Stockholders’ Equity	$601,187	$506,035

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Home sales	$87,336	$47,457	$160,148	$71,314
Fee building	—	3,630	—	7,661

Total revenues	87,336	51,087	160,148	78,975

Expenses:
Cost of home sales	66,655	38,318	123,087	57,767
Fee building	—	3,395	—	7,020
Sales and marketing	2,886	1,791	5,372	3,121
General and administrative	6,875	4,108	12,767	7,421

Total expenses	76,416	47,612	141,226	75,329

Income from operations	10,920	3,475	18,922	3,646
Transaction expenses (Note 1)	(607)	—	(1,155)	—
Other income, net	58	89	49	261

Income before income taxes	10,371	3,564	17,816	3,907
Provision for income taxes	(4,247)	(1,489)	(7,394)	(1,562)

Net income	$6,124	$2,075	$10,422	$2,345

Earnings per share (Note 2)
Basic	$0.19	$0.07	$0.33	$0.08
Diluted	$0.19	$0.07	$0.33	$0.08
Weighted average number of shares (Note 2)
Basic	31,632,533	31,597,907	31,622,956	29,940,448
Diluted	31,750,938	31,614,646	31,697,057	29,953,625

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,124	$2,075	$10,422	$2,345
Other comprehensive income:
Unrealized loss on marketable securities available for sale:
Unrealized holding loss arising during the period	—	(264)	—	(163)
Reclassification adjustment included in net income	—	21	—	(19)

Unrealized loss on marketable securities, net	—	(243)	—	(182)

Comprehensive income	$6,124	$1,832	$10,422	$2,163

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$10,422	$2,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	149	224
Amortization of stock-based compensation	1,528	844
Gain on sale of marketable securities	—	(19)
Changes in operating assets and liabilities:
Real estate inventories	(86,395)	(107,748)
Contracts and accounts receivable	(2,268)	(900)
Other assets	(11,084)	821
Accounts payable	(2,757)	(603)
Accrued liabilities	(2,754)	2,442

Net cash used in operating activities	(93,159)	(102,594)

Cash flows from investing activities
Purchases of furniture and equipment	(248)	(290)
Purchases of marketable securities	—	(125,000)
Sales of marketable securities	—	85,000

Net cash used in investing activities	(248)	(40,290)

Cash flows from financing activities
Borrowings from notes payable	431,189	53,850
Repayments of notes payable	(342,173)	(48,661)
Loan origination fees	(4,447)	—
Minimum tax withholding paid on behalf of employees for stock awards	(303)	—
Net proceeds from issuance of common stock	—	155,408

Net cash provided by financing activities	84,266	160,597

Net increase (decrease) in cash and cash equivalents	(9,141)	17,713
Cash and cash equivalents – beginning of period	35,261	19,824

Cash and cash equivalents – end of period	$26,120	$37,537

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$—	$—

Income taxes paid	$17,564	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes in major metropolitan areas located throughout California and Colorado. The majority of our revenues and profits are generated in California. Unless the context otherwise requires, the terms “we”, “us”, “our”, “TRI Pointe” and “the Company” refer to TRI Pointe Homes, Inc. (and its consolidated subsidiaries).

Subsequent Events

Merger with Weyerhaeuser Real Estate Company

On July 7, 2014 (the “Closing Date”), TRI Pointe consummated the previously announced merger (the “Merger”) of our wholly owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into Weyerhaeuser Real Estate Company (“WRECO”), with WRECO surviving the Merger and becoming our wholly owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among us, Weyerhaeuser Company, WRECO and Merger Sub. In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly owned subsidiary of TRI Pointe. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock. On the Closing Date, the former direct parent entity of WRECO paid TRI Pointe an estimated adjustment amount of approximately $31.5 million in cash in accordance with the Transaction Agreement.

TRI Pointe’s Registration Statement on Form S-4, as amended (Registration No. 333-193248), which was declared effective by the U.S. Securities and Exchange Commission on May 22, 2014, sets forth certain additional information regarding the Merger, the WRECO business, and the intended operations of the combined company created as a result of the Merger.

Assumption of Senior Notes

On the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (collectively, the “Notes”). Additionally, WRECO and certain of its subsidiaries (collectively, the “Guarantors”) entered into supplemental indentures (collectively, the “Supplemental Indentures”) pursuant to which they guaranteed TRI Pointe’s obligations with respect to the Notes. The Guarantors also entered into a joinder agreement to the Purchase Agreement, dated as of June 4, 2014, among WRECO, TRI Pointe, and the initial purchasers of the Notes (collectively, the “Initial Purchasers”), pursuant to which the Guarantors became parties to the Purchase Agreement. Additionally, TRI Pointe and the Guarantors entered into joinder agreements to the Registration Rights Agreements, dated as of June 13, 2014, among WRECO and the Initial Purchasers with respect to the Notes, pursuant to which TRI Pointe and the Guarantors were joined as parties to the Registration Rights Agreements.

The net proceeds of approximately $867.7 million from the offering of the Notes were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to its former direct parent, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739.0 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on WRECO’s intercompany debt that accrued from November 3, 2013 to the Closing Date. The remaining $124.0 million of proceeds was retained by TRI Pointe.

Transaction Expenses

As a result of the Merger, the Company has incurred due diligence, integration and other related transaction expenses during the three and six months ended June 30, 2014 of $607,000 and $1.2 million, respectively. The Company expects to incur significant expenses in connection with the Merger during the three months ended September 30, 2014, including (i) reimbursement of up to $15 million of transaction-related fees and expenses incurred by Weyerhaeuser in accordance with the Transaction Agreement, (ii) approximately $6 million of advisory fees, (iii) approximately $29 million of financing-related fees, $19 million of which will be capitalized as deferred finance related costs, and (iv) accounting, legal and other integration expenses incurred by the Company.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of June 30, 2014, the results of our consolidated operations for the three and six months ended June 30, 2014 and 2013, and our consolidated cash flows for the six months ended June 30, 2014 and 2013. The results of our consolidated operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year due to the Merger as well as seasonal variations in operating results and other factors. The consolidated balance sheet at December 31, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are contained in our annual report on Form 10-K for that period.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (other than WRECO and its subsidiaries). All significant intercompany accounts have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Subsequent events have been evaluated through the date the financial statements were issued.

The Merger was accounted for in accordance with ASC 805, “Business Combinations.” For accounting purposes, the Merger was treated as a “reverse acquisition” and WRECO was considered the accounting acquirer. Accordingly, WRECO will be reflected as the predecessor and acquirer in the Company’s (the legal acquirer) financial statements for periods ending after June 30, 2014. Our financial statements will reflect the historical financial statements of WRECO as our historical financial statements, except for the legal capital which will reflect our legal capital (common stock). However, because the Merger was not consummated until July 7, 2014, this quarterly report on Form 10-Q includes the unaudited consolidated financial statements (and discussion thereof in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company as of and for June 30, 2014 on a stand-alone basis. The initial accounting for the Merger (including the allocation of the purchase price to acquired assets and liabilities) is not complete given the limited amount of time since the Closing Date.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments. Our management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

2. Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (dollars in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$6,124	$2,075	$10,422	$2,345

Denominator:
Basic weighted-average shares outstanding	31,632,533	31,597,907	31,622,956	29,940,448
Effect of dilutive shares:
Unvested restricted stock units(1)	118,405	16,739	74,101	13,177

Diluted weighted-average shares outstanding	31,750,938	31,614,646	31,697,057	29,953,625

Basic earnings per share(2)	$0.19	$0.07	$0.33	$0.08

Diluted earnings per share(1)	$0.19	$0.07	$0.33	$0.08

(1)	For the three and six months ended June 30, 2014 and 2013, no stock options were included in the diluted income per share calculation as the effect of their inclusion would be antidilutive.
(2)	On January 30, 2013 the Company completed its initial public offering (“IPO”) in which it issued and sold 10 million shares of common stock at the public offering price of $17.00 per share. Basic and diluted income (loss) per share for the three and six months ended June 30, 2013 give effect to the conversion of the Company’s members’ equity into common stock on January 30, 2013 as though the conversion had occurred as of the beginning of the reporting period or the original date of issuance, if later. The number of shares converted was based on the actual IPO price of $17.00 per share.

3. Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Inventories owned:
Deposits and pre-acquisition costs	$21,889	$19,714
Land under development	324,132	326,209
Homes completed or under construction	168,612	92,901
Model homes	27,404	16,818

	$542,037	$455,642

Model homes, homes completed, and homes under construction include all costs associated with home construction, including land, development, indirect costs, permits, and vertical construction. Land under development includes costs incurred during site development such as land, development, indirect costs, and permits. Land is classified as held for future development if no significant development has occurred.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest incurred	$2,068	$579	$3,304	$1,313
Interest capitalized	(2,068)	(579)	(3,304)	(1,313)

Interest expensed	$—	$—	$—	$—

Capitalized interest in beginning inventory	$3,078	$1,842	$2,264	$1,364
Interest capitalized as a cost of inventory	2,068	579	3,304	1,313
Interest previously capitalized as a cost of inventory, included in cost of sales	(557)	(502)	(979)	(758)

Capitalized interest in ending inventory	$4,589	$1,919	$4,589	$1,919

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of sales as related units are closed.

4. Other Assets

Other Assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Deferred loan costs	$4,447	$704
Prepaid insurance	9,829	5,469
Other prepaids	3,273	162
Other assets	6,905	2,489

	$24,454	$8,824

5. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Unsecured revolving credit facility	$210,000	$—
Secured revolving credit facilities	—	90,689
Seller financed loans	17,128	—
Acquisition and development loans	—	31,591
Construction loans	—	15,832

	$227,128	$138,112

Revolving Credit Facilities

In June of 2014 the Company entered into an unsecured $425 million revolving credit facility (the “Facility”) with various lenders, with one lender serving as the administrative agent for the Facility. The Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Facility will be governed by, among other things a borrowing base. Interest rates on borrowings under the Facility will be based on either a daily eurocurrency base rate or a eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85% depending on the Company’s leverage ratio. As of June 30, 2014, there was $4.4 million of capitalized other debt financing costs, included in other assets, related to the Facility that will amortize over the life of the Facility.

Prior to the new Facility, the Company had two secured revolving credit facilities, one with a maximum loan commitment of $50 million (“$50 million revolving credit facility”) and another with a maximum loan commitment of $175 million (“$175 million revolving credit facility”), both of which were paid in full and terminated upon consummation of the Facility.

As of June 30, 2014, the outstanding balance under the Facility was $210 million with an interest rate of 2.74% per annum and $126 million of availability after considering the borrowing base provisions and outstanding letters of credit. As noted above, there were no outstanding balances on the $50 million or $175 million revolving credit facility as of June 30, 2014. As of December 31, 2013, the outstanding balance under the $50 million revolving credit facility was $9.1 million with an interest rate of 3.75% per annum and $20.2 million of availability. As of December 31, 2013, the outstanding balance under the $175 million credit facility was $81.5 million with an interest rate of 2.92% per annum and $42.2 million of availability.

Seller Financed, Secured Acquisition and Development and Construction Loans

In May of 2014 the Company entered into a seller financed loan to acquire lots for the construction of homes from an unrelated third party. Principal and interest payments on this loan are due and payable as individual homes associated with the acquired land are delivered with any remaining unpaid balance due in May 2016. As of June 30, 2014, the Company had $17.1 million of notes payable outstanding related to land acquisitions for which seller financing was provided. This note will accrue interest at a rate of 7% per annum, with interest calculated on a daily basis.

The Company has historically entered into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company has entered into secured construction loan agreements for the construction of its model and production homes. In conjunction with the Facility discussed above, all secured acquisition and development and construction loans were paid in full and terminated in June of 2014. As of December 31, 2013, the Company had $43.2 million of aggregate acquisition and development loan commitments and $22.4 million of aggregate construction loan commitments, of which $31.6 million and $15.8 million was outstanding, respectively.

Interest Incurred

During the three months ended June 30, 2014 and 2013, the Company incurred interest of $2.1 million and $579,000, respectively, related to all notes payable outstanding during the period. During the six months ended June 30, 2014 and 2013, the Company incurred interest of $3.3 million and $1.3 million, respectively, related to all notes payable outstanding during the period. Included in interest incurred was amortization of deferred financing costs of $636,000 and $0 for the three months ended June 30, 2014 and 2013, respectively. Included in interest incurred was amortization of deferred financing costs of $717,000 and $0 for the six months ended June 30, 2014 and 2013, respectively. Accrued interest payable at June 30, 2014 and 2013 amounted to $103,000 and $160,000, respectively. All interest incurred during the six months ended June 30, 2014 and 2013 was capitalized to real estate inventories.

Covenant Requirements

Under the Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio.

Under the $50 million and $175 million revolving credit facilities, the Company was required to comply with certain financial covenants, including but not limited to (i) a minimum tangible net worth; (ii) a maximum total liabilities to tangible net worth ratio; (iii) a minimum liquidity amount; (iv) maximum fixed charge coverage ratio; and (v) maximum land assets to tangible net worth ratio.

The Company was in compliance with all applicable financial covenants as of June 30, 2014 and December 31, 2013.

Senior Notes

See Note 1, Subsequent Events, for a description of the Senior Notes assumed by the Company as part of the Merger, which closed on July 7, 2014.

6. Fair Value Disclosures

Fair Value Measurements

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

Nonfinancial assets and liabilities include items such as inventory and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

Financial instruments as of June 30, 2014 were comprised of the Facility and a secured seller financed loan. Financial instruments as of December 31, 2013 were comprised of unsecured and secured revolving credit facilities, secured acquisition and development loan agreements and secured construction loan agreements.

At June 30, 2014 and December 31, 2013, as required by ASC 820, Financial Instruments, the following presents net book values and estimated fair values of notes payable (in thousands):

		June 30, 2014		December 31, 2013
	Hierarchy	Cost	Fair Value	Cost	Fair Value
Notes payable
Unsecured revolving credit facility	Level 2	$210,000	$210,000	$—	$—
Secured revolving credit facilities	Level 3	—	—	90,689	90,689
Seller financed loans	Level 3	17,128	17,128	—	—
Acquisition and development loans	Level 3	—	—	31,591	31,591
Construction loans	Level 3	—	—	15,832	15,832

Total notes payable		$227,128	$227,128	$138,112	$138,112

The book value of our seller financed loans and unsecured revolving credit facility at June 30, 2014 approximated fair value due to the limited amount of time since we entered into the arrangements in May 2014 and June 2014, respectively. Estimated fair values of the outstanding secured revolving credit facilities, acquisition and development loans, and construction loans at December 31, 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. Due to the short term nature of the secured revolving credit facilities, acquisition and development loans and construction loans, book value approximated fair value at December 31, 2013.

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At June 30, 2014, the Company did not have any accruals for asserted or unasserted matters.

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

We subcontract our homebuilding work to certain subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are the primary responsibility of these subcontractors. However, such indemnity is significantly limited with respect to subcontractors that do not provide us with a certificate of insurance who we add to our general liability insurance policy.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain of our subcontractors.

Warranty reserves consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$3,636	$1,575	$3,338	$1,593
Warranty reserves accrued	873	621	1,600	728
Warranty expenditures	(480)	(257)	(909)	(382)

Warranty reserves, end of period	$4,029	$1,939	$4,029	$1,939

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $38.8 million and $41.4 million, respectively. The beneficiaries of the bonds are various municipalities.

Purchase Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2014, we had $21.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,224 lots with an aggregate remaining purchase price of approximately $255.7 million (net of deposits). As of December 31, 2013, we had $19.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,184 lots with an aggregate remaining purchase price of approximately $262.1 million (net of deposits).

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

We analyze each of our land option contracts under the provisions of ASC 810, Consolidation (“ASC 810”). Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created for financial reporting purposes. As of June 30, 2014 and December 31, 2013, the Company was not required to consolidate any VIEs nor did the Company write off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

8. Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity

A summary of changes in our stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2013
				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’	Members’	Total
	Stock	Capital	Deficit	Income	Equity	Equity	Equity
Balance at December 31, 2012	$—	$—	$—	$—	$—	$149,153	$149,153
Net income	—	—	2,345	—	2,345	—	2,345
Unrealized loss on available-for-sale-investments	—	—	—	(182)	(182)	—	(182)

Total comprehensive income					2,163		2,163
Conversion of members’ equity into common stock	216	153,199	(4,262)	—	149,153	(149,153)	—
Issuance of common stock, net of issuance costs	100	155,308	—	—	155,408	—	155,408
Stock-based compensation expense	—	844	—	—	844	—	844

Balance at June 30, 2013	$316	$309,351	$(1,917)	$(182)	$307,568	$—	$307,568

	Six Months Ended June 30, 2014
		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2013	$316	$310,878	$11,112	$322,306
Net income	—	—	10,422	10,422
Stock-based compensation expense	—	1,528		1,528
Minimum tax withholding paid on behalf of employees for stock awards	—	(303)	—	(303)

Balance at June 30, 2014	$316	$312,103	$21,534	$333,953

In January 2013, the Company completed its IPO in which it issued and sold 10,000,000 shares of common stock at the public offering price of $17.00 per share. The Company received $155.4 million in net proceeds after deducting underwriting discounts and commissions of $11.9 million and other net offering expenses of $2.7 million. In preparation of the IPO, the Company reorganized from a Delaware limited liability company into a Delaware corporation and was renamed TRI Pointe Homes, Inc. Upon the close of the IPO and as of June 30, 2013, the Company had 31,597,907 common shares outstanding. As of June 30, 2014, the Company had 31,632,533 common shares outstanding.

Stock-Based Compensation

The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (“2013 Incentive Plan”), was adopted by our board of directors in January 2013 and amended with the approval of our stockholders in 2014. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan or any predecessor plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under our the 2013 Incentive Plan. As of June 30, 2014 there were 10,942,517 shares available for future grant in the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total stock-based compensation	$962	$517	$1,528	$844

As of June 30, 2014, total unrecognized stock based compensation related to all stock-based awards was $7.7 million and the weighted average term over which the expense was expected to be recognized was 2.0 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards relating to our 2013 Incentive Plan for the six months ended June 30, 2014:

	Six Months Ended June, 30 2014
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in 000’s)
Options outstanding at December 31, 2013	285,900	$17.04	9.1	$827
Granted	154,598	16.17	9.8	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at June 30, 2014	440,498	16.73	9.0	—

Options exercisable at June 30, 2014	97,767	17.11	8.6	—

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

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) relating to our 2013 Incentive Plan for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Restricted Stock	Fair Value	Value
	Units	Per Share	(in 000’s)
Nonvested RSUs at December 31, 2013	145,517	$17.68	$2,900
Granted	217,839	16.17	3,424
Vested	(51,598)	17.81	—
Forfeited	(1,566)	18.30	25

Nonvested RSUs at June 30, 2014	310,192	16.60	4,876

On April 7, 2014, the Company granted an aggregate of 217,839 restricted stock units to employees, officers and directors. The restricted stock units granted to employees and officers on April 7, 2014 ratably vest annually on the anniversary of the grant date over a three year period. The restricted stock units granted to directors on April 7, 2014 vest on January 31, 2015, except the restricted stock units granted to directors who left the Board upon the closing of the WRECO transaction vested on the date they left the Board based on the number of days served in 2014. The fair value of each restricted stock award granted on April 7, 2014 was measured using a price of $16.17 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On August 5, 2014, the Company granted an aggregate of 56,448 restricted stock units to its board of directors. The restricted stock units granted to directors on August 5, 2014 vest on May 1, 2015. The fair value of each restricted stock award granted on August 5, 2014 was measured using $13.34 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

Summary of Equity Based Incentive Units

On September 24, 2010, the Company granted equity based incentive units to management. In connection with our initial public offering in January 2013, the incentive units converted into shares of common stock. The recipients of the equity based incentive units have all the rights of a stockholder, including the rights to vote those shares and receive any dividends or distributions made with respect to those shares and any shares or other property received in respect of those shares; provided, however, any non-cash dividend or distribution with respect to the common stock shall be subject to the same vesting provisions as the incentive units. The vesting terms of the equity based incentive units are as follows: (1)18.75% of such units vested, subject to limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to limitation in (3) below in equal quarterly installments between the first and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event, as defined in each such recipient’s employment agreement; and (4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event. The grant-date fair value of the equity based incentive units granted during the period ended December 31, 2010 was $3.3 million. The Company did not grant any equity based incentive units and no equity based incentive units were forfeited during the six months ended June 30, 2014. The Merger constituted a liquidity event as defined in each recipient’s employment agreement. As a result, 25% of the equity based incentive units vested. Refer to Note 1, Subsequent Events for a description of the Merger.

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

As of June 30, 2014 and December 31, 2013, we had $4.6 million in deferred tax assets with no valuation allowance. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

Our income tax provision totaled $4.2 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively. Our income tax provision totaled $7.4 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to prior years. As of June 30, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

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

As of December 31, 2013 we had completed all construction activity related to our fee building projects and do not expect material fee building activity in the future. Financial information relating to reportable segments for the three and six months ended June 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$87,336	$47,457	$160,148	$71,314
Fee building	—	3,630	—	7,661

	$87,336	$51,087	$160,148	$78,975

Gross profit
Homebuilding	$20,681	$9,139	$37,061	$13,547
Fee building	—	235	—	641

	$20,681	$9,374	$37,061	$14,188

	June 30,	December 31,
	2014	2013
Assets
Homebuilding	$601,187	$505,174
Fee building	—	861

	$601,187	$506,035

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless the context otherwise requires, the terms “we”, “us”, “our”, “TRI Pointe” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our annual report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

WRECO Transactions

On November 4, 2013, we announced that we had entered into a Transaction Agreement with Weyerhaeuser Company, a Washington corporation (“Weyerhaeuser”), dated as of November 3, 2013 (the “Transaction Agreement”), by and among TRI Pointe, Weyerhaeuser, Weyerhaeuser Real Estate Company, a Washington corporation and a wholly owned subsidiary of Weyerhaeuser (“WRECO”), and Topaz Acquisition, Inc., a Washington corporation and a wholly owned subsidiary of TRI Pointe (“Merger Sub”), which provides for the combination of TRI Pointe and WRECO through a “Reverse Morris Trust” transaction.

On July 7, 2014 (the “Closing Date”), Merger Sub merged with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of TRI Pointe. In the Merger, each issued and outstanding WRECO common share was converted into the right to receive 1.297 fully paid and non-assessable shares of TRI Pointe common stock. In order to complete the Merger and the related transactions, (i) WRECO incurred new indebtedness of $900 million, comprised entirely of debt securities; (ii) WRECO made a cash payment of approximately $743.7 million to its direct parent, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries); and (iii) Weyerhaeuser caused certain assets relating to Weyerhaeuser’s real estate business to be transferred to, and certain liabilities relating to Weyerhaeuser’s real estate business to be assumed by, WRECO and its subsidiaries and caused certain assets of

WRECO that were excluded from the transaction to be transferred to, and certain liabilities that were excluded from the transaction to be assumed by, Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). On the Closing Date, the former direct parent of WRECO paid TRI Pointe an estimated adjustment amount of approximately $31.5 million in cash in accordance with the Transaction Agreement.

For accounting purposes, the Merger was treated as a “reverse merger” and WRECO was considered the accounting acquirer. Accordingly, WRECO will be reflected as the predecessor and acquirer in the Company’s (the legal acquirer) financial statements for periods ending after June 30, 2014. The Company’s financial statements will reflect the historical financial statements of WRECO as our financial statements, except for the legal capital which will reflect our common stock. Because the Merger closed after June 30, 2014, the following discussion relates solely to the Company’s results of operations and financial conditions before the Merger.

In this quarterly report on Form 10-Q, we refer to the transactions in the Transaction Agreement and related documents as the “WRECO Transactions.” The foregoing description of the WRECO Transactions is not complete. We previously filed a registration statement on Form S-4 (Reg. No. 333-193248) to register the shares issued in connection with the Merger (the “Registration Statement”), which was declared effective on May 22, 2014 and which sets forth certain additional information regarding the WRECO transaction, the WRECO business, and the intended operations of the combined company created as a result of the WRECO Transactions. You are encouraged to read the information included in the Registration Statement, which is incorporated by reference in this quarterly report on Form 10-Q, as well as the sections of our annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Home sales	$87,336	$47,457	$160,148	$71,314
Fee building	—	3,630	—	7,661

Total revenues	87,336	51,087	160,148	78,975

Expenses:
Cost of home sales	66,655	38,318	123,087	57,767
Fee building	—	3,395	—	7,020
Sales and marketing	2,886	1,791	5,372	3,121
General and administrative	6,875	4,108	12,767	7,421

Total expenses	76,416	47,612	141,226	75,329

Income from operations	10,920	3,475	18,922	3,646
Transaction expenses	(607)	—	(1,155)	—
Other income, net	58	89	49	261

Income before income taxes	10,371	3,564	17,816	3,907
Provision for income taxes	(4,247)	(1,489)	(7,394)	(1,562)

Net income	$6,124	$2,075	$10,422	$2,345

Earnings per share
Basic	$0.19	$0.07	$0.33	$0.08
Diluted	$0.19	$0.07	$0.33	$0.08

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net New Home Orders and Backlog (dollars in thousands)

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	190	131	59	45%
Cancellation rate	9%	6%	3%	50%
Average selling communities	12.3	6.8	5.5	81%
Selling communities at end of period	14	7	7	100%
Backlog (dollar value)	$231,726	$107,759	$123,967	115%
Backlog (units)	282	183	99	54%
Average sales price of backlog	$822	$589	$233	40%

Net new home orders for the three months ended June 30, 2014 increased 45% to 190, compared to 131 during the prior year period. The increase in net new home orders was due to an increase in the average number of selling communities to 12.3 for the three months ended June 30, 2014 compared to 6.8 during the prior year period, offset by a decrease in our “absorption rate” (the rate at which home orders are contracted, net of cancellations). Our overall absorption rate for the three months ended June 30, 2014 was 15.4 per average selling community (5.15 monthly), compared to 19.3 per average selling community (6.42 monthly) during the prior year period. The increase in net new home orders positively impacted our number of homes in backlog, which is discussed below. We expect that our net new home orders and backlog increases will have a positive impact on revenues and cash flow in future periods.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to nine months, although we may experience cancellations of sales contracts prior to closing. Our cancellation rate of buyers for our owned projects who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 9% for the three months ended June 30, 2014 as compared to 6% during the prior year period. Although our cancellation rate increased compared to the prior year period, we believe the cancellation rate is consistent with our expectations. The dollar value of backlog was approximately $231.7 million as of June 30, 2014, an increase of $124.0 million, or 115%, compared to $107.8 million as of June 30, 2013. This increase reflects an increase in the number of homes in backlog of 99, or 54%, to 282 homes as of June 30, 2014 from 183 homes as of June 30, 2013 and an increase in the average sales price of homes in backlog of $233,000, or 40%, to $822,000 as of June 30, 2014 compared to $589,000 as of June 30, 2013. The increase in average sales price of homes in backlog was the result of a change in product mix to more move-up product at our new communities compared to the prior year. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in subsequent periods.

New Homes Delivered and Home Sales (dollars in thousands)

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	103	91	12	13%
Home sales	$87,336	$47,457	$39,879	84%
Average sales price of homes delivered	$848	$522	$326	62%

New home deliveries increased by 12, or 13%, to 103 during the three months ended June 30, 2014 from 91 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $39.8 million, or 84%, to $87.3 million for the three months ended June 30, 2014 from $47.5 million for the prior year. The increase was comprised of: (i) $33.6 million related to an increase in average sales price of $326,000 per unit to $848,000 for the three months ended June 30, 2014 from $522,000 for the prior year;

and (ii) $6.2 million due to a 13% increase in homes closed to 103 for the three months ended June 30, 2014 from 91 for the prior year. The increase in the average sales price of homes delivered was attributable to a change in product mix to more move-up product at our new communities and increased pricing for the three months ended June 30, 2014.

Homebuilding (dollars in thousands)

	Three Months Ended
	June 30,
	2014	%	2013	%
Home sales	$87,336	100.0%	$47,457	100.0%
Cost of home sales	66,655	76.3%	38,318	80.7%

Homebuilding gross margin	20,681	23.7%	9,139	19.3%
Add: interest in cost of home sales	557	0.6%	502	1.0%

Adjusted homebuilding gross margin(1)	$21,238	24.3%	$9,641	20.3%

Homebuilding gross margin percentage	23.7%		19.3%

Adjusted homebuilding gross margin percentage(1)	24.3%		20.3%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $28.4 million, or 74%, to $66.7 million for the three months ended June 30, 2014 from $38.3 million for the prior period. The increase was primarily due to a 13% increase in the number of homes delivered. Our homebuilding gross margin percentage increased to 23.7% for the three months ended June 30, 2014 as compared to 19.3% for the prior year, primarily due to price increases and the product mix of higher margin homes delivered from our communities in 2014.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 24.3% for the three months ended June 30, 2014, compared to 20.3% for the prior period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Three Months Ended June 30,
	2014	%	2013	%
Fee building home sales	$—	N/A	$3,630	100.0%
Fee building cost of home sales	—	N/A	3,395	93.5%

Fee building gross margin	$—	N/A	$235	6.5%

As of June 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. There was no fee building activity for the three months ended June 30, 2014 as we had completed all construction activity related to our fee building projects on or before December 31, 2013. We do not expect material fee building activity in the future.

Selling, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	June 30,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$2,886	$1,791	3.3%	3.8%
General and administrative (“G&A”)	6,875	4,108	7.9%	8.7%

Total sales and marketing and G&A	$9,761	$5,899	11.2%	12.4%

Sales and marketing expense decreased to 3.3% of home sales revenue for the three months ended June 30, 2014 from 3.8% of home sales revenue for the three months ended June 30, 2013 due to our strong absorption rates and the continued market acceptance of our new communities. Sales and marketing expense increased $1.1 million, or 61%, to $2.9 million for the three months ended June 30, 2014 from $1.8 million for the prior year period. The increase in sales and marketing expense was primarily attributable to the increase in the number of net new homes ordered and delivered and an 81% increase in the average number of selling communities during the three months ended June 30, 2014 compared to the prior year period.

General and administrative expense increased $2.8 million, or 67%, to $6.9 million for the three months ended June 30, 2014 from $4.1 million for the prior year period. The increase was primarily attributed to (i) an increase of $2.1 million in our compensation-related expenses resulting largely from a 57% increase in our office headcount to 85 employees as of June 30, 2014 compared to 54 as of June 30, 2013, (ii) an increase of $445,000 in stock-based compensation primarily due to option and restricted stock unit awards granted in 2014, and (iii) an increase of $238,000 in legal, accounting, insurance, rent, office and other items incurred to support our continued growth. Our general and administrative expense as a percentage of home sales revenue was 7.9% and 8.7% for the three months ended June 30, 2014 and 2013, respectively.

Total sales and marketing and G&A (“SG&A”) expense increased $3.9 million, or 65%, to $9.8 million for the three months ended June 30, 2014 from $5.9 million in the prior year period. Total SG&A expense was 11.2% and 12.4% of home sales revenue for the three months ended June 30, 2014 and 2013, respectively.

Transaction Expenses

As a result of the WRECO Transactions, the Company has incurred due diligence, integration and other transaction related expenses during the three months ended June 30, 2014 of $607,000. We expect to incur significant expenses in connection with the Merger during the three months ending September 30, 2014, including (i) reimbursement of up to $15 million of transaction-related fees and expenses incurred by Weyerhaeuser in accordance with the Transaction Agreement, (ii) approximately $6 million of advisory fees, (iii) approximately $29 million of financing-related fees, $19 million of which will be capitalized as deferred finance related costs, and (iv) accounting, legal and other integration expenses incurred by the Company.

Other Income, Net

Other income, net, decreased to $58,000 for the three months ended June 30, 2014 compared to $89,000 of income for the prior year period. The change was primarily due to decreased interest and dividend income as result of lower cash and cash equivalent balances due to the increase in our selling communities and real estate inventory.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $2.1 million and $579,000 for the three months ended June 30, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the three months ended June 30, 2014 as compared to the prior year period was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the three months ended June 30, 2014, we have recorded a tax provision of $4.2 million based on an effective tax rate of 41%. For the three months ended June 30, 2013 we recorded a tax provision of $1.5 million. The increase in our provision for income tax was primarily the result of the $6.8 million increase in income before income taxes to $10.4 million for the three months ended June 30, 2014 compared to $3.6 million in the prior year period.

Net Income

As a result of the foregoing factors, net income for the three months ended June 30, 2014 was $6.1 million compared to net income for the three months ended June 30, 2013 of $2.1 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net New Home Orders

	Six Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net new home orders	328	254	74	29%
Cancellation rate	9%	7%	2%	29%
Average selling communities	11.3	6.8	4.5	66%

Net new home orders for the six months ended June 30, 2014 increased 29% to 328, compared to 254 during the prior year period. The increase in net new home orders was due to an increase in the average number of selling communities to 11.3 for the six months ended June 30, 2014 compared to 6.8 during the prior year period, offset by a decrease in our “absorption rate” (the rate at which home orders are contracted, net of cancellations). Our overall absorption rate for the six months ended June 30, 2014 was 29.0 per average selling community (4.84 monthly), compared to 37.4 per average selling community (6.23 monthly) during the prior year period.

New Homes Delivered and Home Sales (dollars in thousands)

	Six Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	%
New homes delivered	195	139	56	40%
Home sales	$160,148	$71,314	$88,834	125%
Average sales price of homes delivered	$821	$513	$308	60%

New home deliveries increased by 56, or 40%, to 195 during the six months ended June 30, 2014 from 139 during the prior year period. The increase in new home deliveries was primarily attributable to the increase in net new home orders and units in backlog due to the increase in the average number of selling communities. Home sales revenue increased $88.8 million, or 125%, to $160.1 million for the six months ended June 30, 2014 from $71.3 million for the prior year. The increase was comprised of: (i) $60.1 million related to an increase in average sales price of $308,000 per unit to $821,000 for the six months ended June 30, 2014 from $513,000 for the prior year; and (ii) $28.7 million due to a 40% increase in homes closed to 195 for the six months ended June 30, 2014 from 139 for the prior year. The increase in the average sales price of homes delivered was attributable to a change in product mix to more move-up product at our new communities and increased pricing for the six months ended June 30, 2014.

Homebuilding (dollars in thousands)

	Six Months Ended
	June 30,
	2014	%	2013	%
Home sales	$160,148	100.0%	$71,314	100.0%
Cost of home sales	123,087	76.9%	57,767	81.0%

Homebuilding gross margin	37,061	23.1%	13,547	19.0%
Add: interest in cost of home sales	979	0.7%	758	1.1%

Adjusted homebuilding gross margin(1)	$38,040	23.8%	$14,305	20.1%

Homebuilding gross margin percentage	23.1%		19.0%

Adjusted homebuilding gross margin percentage(1)	23.8%		20.1%

(1)	Non-GAAP financial measure (as discussed below).

Homebuilding gross margin represents home sales revenue less cost of home sales. Cost of home sales increased $65.3 million, or 113%, to $123.1 million for the six months ended June 30, 2014 from $57.8 million for the prior period. The increase was primarily due to a 40% increase in the number of homes delivered and the product mix of homes delivered from new communities in 2014. Our homebuilding gross margin percentage increased to 23.1% for the six months ended June 30, 2014 as compared to 19.0% for the prior year, primarily due to price increases and the product mix of higher margin homes delivered from our communities in 2014.

Excluding interest in cost of home sales, adjusted homebuilding gross margin percentage was 23.8% for the six months ended June 30, 2014, compared to 20.1% for the prior period. Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Fee Building (dollars in thousands)

	Six Months Ended June 30,
	2014	%	2013	%
Fee building home sales	$—	N/A	$7,661	100.0%
Fee building cost of home sales	—	N/A	7,020	91.6%

Fee building gross margin	$—	N/A	$641	8.4%

As of June 30, 2013, we had two construction management agreements to build 83 homes in Moorpark, California and 73 homes in Carpinteria, California. There was no fee building activity for the six months ended June 30, 2014 as we had completed all construction activity related to our fee building projects on or before December 31, 2013. We do not expect material fee building activity in the future.

Selling, General and Administrative Expense (dollars in thousands)

	Six Months Ended		As a Percentage of
	June 30,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$5,372	$3,121	3.4%	4.4%
General and administrative (“G&A”)	12,767	7,421	8.0%	10.4%

Total sales and marketing and G&A	$18,139	$10,542	11.4%	14.8%

Sales and marketing expense decreased to 3.4% of home sales revenue for the six months ended June 30, 2014 from 4.4% of home sales revenue for the six months ended June 30, 2013 due to our strong absorption rates and the continued market acceptance of our new communities. Sales and marketing expense increased $2.3 million, or 72%, to $5.4 million for the six months ended June 30, 2014 from $3.1 million for the prior year period. The increase in sales and marketing expense was primarily attributable to the increase in the number of net new homes ordered and homes delivered and a 66% increase in the average number of selling communities during the six months ended June 30, 2014 compared to the prior year period.

General and administrative expense increased $5.4 million, or 72%, to $12.8 million for the six months ended June 30, 2014 from $7.4 million for the prior year period. The increase was primarily attributed to (i) an increase of $4.0 million in our compensation-related expenses resulting largely from a 57% increase in our office headcount to 85 employees as of June 30, 2014 compared to 54 as of June 30, 2013, (ii) an increase of $685,000 in stock-based compensation primarily due to option and restricted stock unit awards granted, (iii) an increase of $438,000 in legal, accounting and other professional fees to support our continued growth, and (iv) an increase of $259,000 in insurance, rent, office, business taxes and other related costs to support our continued growth. Our general and administrative expense as a percentage of home sales revenue was 8.0% and 10.4% for the six months ended June 30, 2014 and 2013, respectively.

Total sales and marketing and G&A (“SG&A”) expense increased $7.6 million, or 72%, to $18.1 million for the six months ended June 30, 2014 from $10.5 million in the prior year period. Total SG&A expense was 11.4% and 14.8% of home sales revenue for the six months ended June 30, 2014 and 2013, respectively.

Transaction Expenses

As a result of the WRECO Transactions, the Company has incurred due diligence, integration and other transaction related expenses during the six months ended June 30, 2014 of $1.2 million. We expect to incur significant expenses in connection with the Merger during the three months ending September 30, 2014, including (i) reimbursement of up to $15 million of transaction-related fees and expenses incurred by Weyerhaeuser in accordance with the Transaction Agreement, (ii) approximately $6 million of advisory fees, (iii) approximately $29 million of financing-related fees, $19 million of which will be capitalized as deferred finance related costs, and (iv) accounting, legal and other integration expenses incurred by the Company.

Other Income, Net

Other income, net, decreased to $49,000 for the six months ended June 30, 2014 compared to $261,000 for the prior year period. The change was primarily due to decreased interest and dividend income as result of lower cash and cash equivalent balances due to the increase in our selling communities and real estate inventory.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $3.3 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively, all of which was capitalized to real estate inventory. The increase in interest incurred during the six months ended June 30, 2014 as compared to the prior year period was primarily attributable to our increase in outstanding debt, which was the result of the increase in the number of active projects and the growth in our real estate inventory.

Income Tax

For the six months ended June 30, 2014, we have recorded a tax provision of $7.4 million based on an effective tax rate of 41.5%. For the six months ended June 30, 2013 we recorded a tax provision of $1.6 million. The increase in our provision for income tax was primarily the result of the $13.9 million increase in income before income taxes to $17.8 million for the six months ended June 30, 2014 compared to $3.9 million in the prior year period.

Net Income

As a result of the foregoing factors, net income for the six months ended June 30, 2014 was $10.4 million compared to net income for the six months ended June 30, 2013 of $2.3 million.

    Lots Owned and Controlled

The table below summarizes our lots owned and controlled as of the dates presented:

	June 30,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	1,267	713	554	78%
Northern California	932	759	173	23%
Colorado	405	57	348	611%

Total	2,604	1,529	1,075	70%

Lots Controlled(1)
Southern California	446	374	72	19%
Northern California	505	327	178	54%
Colorado	273	452	(179)	(40)%

Total	1,224	1,153	71	6%

Total Lots Owned and Controlled(1)	3,828	2,682	1,146	43%

(1)	As of June 30, 2014, lots controlled included lots that were under land option contracts or purchase contracts. As of June 30, 2013, lots controlled included lots that were under a land option contract, purchase contract or a non-binding letter of intent.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2014 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2014, we had $26.1 million of cash. We believe we have sufficient cash and sources of financing for at least twelve months.

Revolving Credit Facility

In June of 2014 the Company entered into an unsecured $425 million revolving credit facility (the “Facility”) with various lenders, with one lender serving as the administrative agent for the Facility. The Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Facility will be governed by, among other things, a borrowing base. The Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily eurocurrency base rate or a eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85% depending on the Company’s leverage ratio.

As of June 30, 2014 the outstanding balance under the Facility was $210 million with an interest rate of 2.74% per annum and $126 million of availability after considering the borrowing base provisions and outstanding letters of credit.

Seller Financed Loans

In May of 2014 the Company entered into a seller financed loan to acquire lots for the construction of homes from an unrelated third party. Principal and interest payments on this loan are due and payable as individual homes associated with the acquired land are delivered with any remaining unpaid balance due in May 2016. As of June 30, 2014, the Company had $17.1 million of notes payable outstanding related to land acquisitions for which seller financing was provided. This note will accrue interest at a rate of 7% per annum, with interest calculated on a daily basis.

Assumption of Senior Notes

On the Closing Date, we assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (collectively, the “Notes”). The net proceeds of approximately $867.7 million from the offering of the Notes were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date, and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to the former direct parent entity of WRECO, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on WRECO’s intercompany debt that accrued from the November 3, 2013 to the Closing Date.

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

Covenant Compliance

Under our Facility, we are required to comply with certain financial covenants, including but not limited to those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	June 30,	June 30,
	2014	2014
Financial Covenants
Consolidated Tangible Net Worth	$333,953	$250,000
(Not less than $250.0 million plus 50% of net income and 50% of the net proceeds from equity offerings after June 30, 2014)
Leverage Test	41%	<55%
(Not to exceed 55%)
Interest Coverage Test	9.00	>1.5
(Not less than 1.5:1.0)

As of June 30, 2014 we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Debt	$227,128	$138,112
Equity	333,953	322,306

Total	$561,081	$460,418

Ratio of debt-to-capital(1)	40.5%	30.0%

Debt	$227,128	$138,112
Less: cash and cash equivalents	(26,120)	(35,261)

Net debt	201,008	102,851
Equity	333,953	322,306

Total	$534,961	$425,157

Ratio of net debt-to-capital(2)	37.6%	24.2%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)	The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, the comparison of cash flows is as follows:

•	Net cash used in operating activities decreased to $93.2 million in the first six months of 2014 from a use of $102.6 million during the same period in 2013. The change was primarily a result of (i) an increase in real estate inventories of $86.4 million in 2014 compared to an increase of $107.7 million in 2013, primarily driven by the timing of land acquisition and development spending, (ii) the increase in net income of $10.4 million in 2014 compared to net income of $2.3 million in 2013 mainly due to the 40% increase in new home deliveries and a 60% increase in average sales price in 2014 compared to 2013, offset by (iii) an increase in other assets related to an increase in deferred tax assets and other prepaid related expenses and (iv) a decrease in accounts payable and accrued liabilities primarily due to the timing of payments.

•	Net cash used in investing activities was $248,000 in the first six months of 2014 as compared to $40.3 million during the same period in 2013. Net cash used in investing activities for 2014 was primarily related to purchases of fixed assets. Net cash used in investing activities for 2013 was primarily the result of purchases and sales of marketable securities related to the investment of the proceeds from our initial public offering in January 2013.

•	Net cash provided by financing activities decreased to $84.3 million in the first six months of 2014 from $160.6 million during the same period in 2013. The change was primarily a result of (i) a decrease in the net proceeds from the issuance of common stock of $155.4 million as a result of the completion of the Company’s IPO in January 2013, (ii) an increase in loan origination fees of $4.4 million incurred as a result of the new credit facility, offset by (iii) an increase in net borrowings on notes payable of $89.0 million in 2014 as compared to an increase of $5.2 million in 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2014, we had $21.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts for 1,224 lots with an aggregate remaining purchase price of approximately $255.7 million (net of deposits).

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

As of June 30, 2014, we had $126 million of availability under our unsecured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.

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

Description of Projects and Communities under Development

Our homebuilding projects usually take approximately 24 to 36 months to complete from the start of sales. The following table presents project information relating to each of our markets as of June 30, 2014 and includes information on current projects under development where we are building and selling homes for our own account.

			Cumulative			Homes Closed
			Homes			for the Six
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Southern California
Los Angeles County:
Tamarind Lane, Azusa	2012	62	56	6	6	—	$510 – $522
Tamarind Lane II, Azusa	2014	26	—	26	26	—	$500 – $512
Avenswood, Azusa	2014	66	20	46	21	20	$648 – $714
Woodson, Los Angeles	2014	66	—	66	42	—	$1,220 – $1,340
Orange County:
Brio, La Habra	2013	91	91	—	—	30	$520 – $577
Rancho Mission Viejo	2013	105	47	58	22	30	$657 – $719
Arcadia, Irvine	2013	61	36	2	12	23	$1,190 – $1,420
Truewind, Huntington Beach	2014	49	—	49	—	—	$1,110 – $1,225
Cariz, Irvine	2014	112		112			$407 – $628
Messina, Irvine	2014	59			10		$1,505 – $1,620
Fairwind, Huntington Beach	2015	80	—	80	—	—	$910 – $1,100
Riverside County:
Topazridge, Riverside	2012	68	63	5	—	2	$433 – $497
Topazridge II, Riverside	2014	49	—	49	17	—	$464 – $537
Alegre, Temecula	2014	96	—	96	10	—	$291 – $310
Aldea, Temecula	2014	90	—	90	4	—	$258 – $286
Kite Ridge, Riverside	2015	87	—	87	—	—	$485 – $505
Sycamore Creek, Riverside	2015	87	—	87	—	—	$355 – $395
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	—	152	—	—	$369 – $413
Kensington at Park Place, Ontario	2015	67	—	67	—	—	$541 – $572
St. James at Park Place, Ontario	2015	57	—	57	—	—	$473 – $505
San Diego County:
Altana, San Diego	2013	45	29	16	16	15	$630 – $728
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$300 – $495

Southern California Total		1,691	342	1,267	186	120

Northern California
Alameda County:
Alameda Landing	2015	255	—	141	—	—	$575 – $895
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	—	89	9	—	$450 – $513
Hawthorne at Barrington, Brentwood	2014	105	—	105	8	—	$528 – $553
Marquette at Barrington, Brentwood	2015	90	—	90	—	—	$610 – $645
Wynstone at Barrington, Brentwood	2016	92		92			$450 – $525
Penrose at Barrington, Brentwood	2016	34		34			$483 – $515
San Joaquin County:
Ventana, Tracy	2015	93	—	93	—	—	$450 – $540
San Mateo County:
Amelia, San Mateo	2013	63	63	—	—	29	$770 – $1,045
Canterbury, San Mateo	2014	76	—	76	27	—	$870 – $1,230
Santa Clara County:
Ironhorse South, Morgan Hill	2012	37	37	—	—	2	$515 – $781
Avellino, Mountain View	2014	63	24	39	17	24	$1,250 – $1,465
Cobblestone, Milpitas	2015	32	—	32	—	—	$815 – $975
Solano County:
Redstone, Vacaville	2015	141	—	141	—	—	$435 – $510

Northern California Total		1,170	124	932	61	55

Colorado
Denver County:
Platt Park North, Denver	2014	29	—	29	3	—	$606 – $610
Douglas County:
Terrain, Castle Rock	2013	149	28	75	32	20	$300 – $358
Terrain 45’, Castle Rock	2014	67	—	67	—	—	$298 – $318
Jefferson County:
Leyden Rock 50’, Arvada	2014	51	—	51	—	—	$350 – $407
Leyden Rock 60’, Arvada	2014	67	—	67	—	—	$417 – $480
Candelas, Arvada	2014	76	—	76	—	—	$555 – $598
Larimer County:
Centerra 5000 Series, Loveland	2014	150	—	40	—	—	$385 – $418

Colorado Total		589	28	405	35	20

Company Total—Owned Projects		3,450	494	2,604	282	195

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of June 30, 2014 include owned lots in backlog as of June 30, 2014.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)	Of the total homes subject to pending sales contracts that have not closed as of June 30, 2014: 239 homes are under construction, 15 homes have completed construction, and 28 homes have not started construction.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those described in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

See Note 1 to the accompanying condensed notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

In February 2014, we acquired 87 additional lots in the master planned community of Sycamore Creek for a purchase price of approximately $7.8 million from an entity managed by an affiliate of the Starwood Capital Group. In September 2013, we initially acquired 87 lots located in the master planned community of Sycamore Creek, for a purchase price of approximately $11.8 million for an entity managed by an affiliate of the Starwood Capital Group. These acquisitions were approved by our independent directors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. In addition, our operations are interest rate sensitive as higher mortgage interest rates could negatively affect housing demand. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and six months ended June 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions are material to our financial statements.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (filed Mar. 28, 2014))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (filed Mar. 28, 2013))

3.2*	Amended and Restated Bylaws of TRI Pointe Homes, Inc.

3.3*	Amendments to Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement, dated as of January 30, 2013, by and TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.5	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.6	First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

Exhibit Number	Exhibit Description

4.7	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.8	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.9	First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.10	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.1	Joinder Agreement to Purchase Agreement, dated as of July 7, 2014, relating to the 4.375% Senior Notes due 2019 and 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.2	Registration Rights Agreement with respect to 4.375% Senior Notes due 2019, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

10.3	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.4	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.5	Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

10.6	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.7	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.8	Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.9	Amendment No. 1 to TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 23, 2014))

10.10	Amendment No. 2 to TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 23, 2014))

Exhibit Number	Exhibit Description

10.11	Credit Agreement, dated as of June 26, 2014 among TRI Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2014))

99.1	Registration Statement on Form S-4/A, filed by the Company on May 22, 2014 (http://www.sec.gov/Archives/edgar/data/1561680/000119312514208788/0001193125-14-208788-index.htm)

31.1*	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: August 7, 2014