Form 10-Q
period 2014-09-30
TRI Pointe Homes, Inc.
filed 2014-11-13
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Registrant’s shares of common stock outstanding at November 1, 2014: 161,338,746

TRI POINTE HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$147,683	$4,510
Receivables	26,943	60,397
Real estate inventories	2,263,740	1,465,526
Investments in unconsolidated entities	16,072	20,923
Goodwill and other intangible assets, net	151,744	6,494
Deferred tax assets	141,601	288,983
Other assets	103,613	63,631

Total Assets	$2,851,396	$1,910,464

Liabilities
Accounts payable	$62,464	$59,676
Accrued expenses and other liabilities	201,094	190,682
Notes payable and other borrowings	277,128	—
Senior notes	887,130	—
Debt payable to Weyerhaeuser	—	834,589

Total Liabilities	1,427,816	1,084,947

Commitments and contingencies (Note 15)	—	—
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,338,746 and 129,700,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,613	1,297
Additional paid-in capital	902,771	333,589
Retained earnings	504,981	462,210

Total Stockholders’ Equity	1,409,365	797,096

Noncontrolling interests	14,215	28,421
Total Equity	1,423,580	825,517

Total Liabilities and Equity	$2,851,396	$1,910,464

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Home sales	$471,801	$304,571	$1,023,312	$744,598
Land and lot sales	5,550	18,724	36,449	39,493
Other operations	569	573	8,854	3,128

Total revenues	477,920	323,868	1,068,615	787,219

Expenses:
Cost of home sales	385,400	236,691	819,377	585,605
Cost of land and lot sales	2,317	10,428	30,245	31,087
Other operations	556	549	2,755	2,374
Sales and marketing	28,393	24,554	73,096	65,436
General and administrative	20,951	19,817	57,140	57,113
Restructuring charges	7,024	384	9,202	3,451

Total expenses	444,641	292,423	991,815	745,066

Income from operations	33,279	31,445	76,800	42,153
Equity in (loss) income of unconsolidated entities	(82)	(101)	(219)	167
Transaction expenses	(16,710)	—	(17,216)	—
Other income (expense), net	499	186	(242)	1,739

Income from continuing operations before taxes	16,986	31,530	59,123	44,059
Provision for income taxes	(6,021)	(11,589)	(16,352)	(15,732)

Income from continuing operations	10,965	19,941	42,771	28,327
Discontinued operations, net of income taxes	—	218	—	384

Net income	$10,965	$20,159	$42,771	$28,711

Earnings per share
Basic
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	—	0.01	—	—

Net earnings per share	$0.07	$0.16	$0.31	$0.22

Diluted
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	—	—	—	—

Net earnings per share	$0.07	$0.15	$0.31	$0.22

Weighted average shares outstanding
Basic	158,931,450	129,700,000	139,550,891	129,700,000
Diluted	159,158,706	130,699,408	140,213,655	131,164,474

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2012	129,700,000	$1,297	$340,817	$611,665	$953,779	$39,948	$993,727
Net loss	—	—	—	(149,455)	(149,455)	—	(149,455)
Return of capital to Weyerhaeuser	—	—	(13,920)	—	(13,920)	—	(13,920)
Excess tax benefit of share-based awards, net	—	—	1,690	—	1,690	—	1,690
Stock-based compensation expense	—	—	5,002	—	5,002	—	5,002
Contributions from (distributions to) noncontrolling interests, net	—	—	—	—	—	(7,121)	(7,121)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(4,406)	(4,406)

Balance at December 31, 2013	129,700,000	1,297	333,589	462,210	797,096	28,421	825,517
Net income	—	—	—	42,771	42,771	—	42,771
Capital contribution by Weyerhaeuser, net	—	—	61,687	—	61,687	—	61,687
Common shares issued in connection with merger (Note 2)	31,632,533	316	498,657	—	498,973	—	498,973
Shares issued through stock plans	6,213	—	—	—	—	—	—
Excess tax benefit of share-based awards, net	—	—	1,320	—	1,320	—	1,320
Stock-based compensation expense	—	—	7,518	—	7,518	—	7,518
Contributions from (distributions to) noncontrolling interests, net	—	—	—	—	—	(18,703)	(18,703)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	4,497	4,497

Balance at September 30, 2014	161,338,746	$1,613	$902,771	$504,981	$1,409,365	$14,215	$1,423,580

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$42,771	$28,711
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,578	9,219
Equity in (income) loss of unconsolidated entities, net	219	(167)
Deferred income taxes, net	21,937	9,008
Amortization of stock-based compensation	7,518	3,704
Charges for impairment of assets	1,124	1,245
Bridge commitment fee	10,322	—
Changes in assets and liabilities:
Real estate inventories	(249,890)	(178,954)
Receivables	34,107	(4,832)
Other assets	(6,484)	(13,936)
Accounts payable	(822)	(7,594)
Accrued expenses and other liabilities	(11,874)	22,091
Returns on investments in unconsolidated entities, net	—	1,111
Other operating cash flows	65	114

Net cash used in operating activities	(140,429)	(130,280)

Cash flows from investing activities
Purchases of property and equipment	(6,068)	(8,755)
Cash acquired in the merger	53,800	—
Proceeds from sale of property and equipment	22	4
Investments in unconsolidated entities	(573)	(380)

Net cash provided by (used in) investing activities	47,181	(9,131)

Cash flows from financing activities
Borrowings from notes payable	50,000	—
Proceeds from the issuance of senior notes	886,698	—
Debt issuance costs for senior notes	(23,003)	—
Bridge commitment fee	(10,322)	—
Changes in debt payable to Weyerhaeuser, net	(623,589)	142,645
Change in book overdrafts	(22,492)	8,359
Excess tax benefits of share-based awards	1,572	1,697
Capital contribution from (distribution to) Weyerhaeuser	(8,860)	(13,225)
Net proceeds of debt held by variable interest entities	5,120	—
Distributions to noncontrolling interests, net	(18,703)	—

Net cash provided by financing activities	236,421	139,476

Net increase in cash and cash equivalents	143,173	65
Cash and cash equivalents – beginning of period	4,510	5,212

Cash and cash equivalents – end of period	$147,683	$5,277

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

TRI Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family homes through its portfolio of six quality brands across eight states, including Maracay Homes in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester homes in Maryland and Virginia. Unless the context herein otherwise requires, the terms “we,” “us,” “our,” “TRI Pointe” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of September 30, 2014, the results of our consolidated operations for the three and nine months ended September 30, 2014 and 2013, and our consolidated cash flows for the nine months ended September 30, 2014 and 2013. The results of our consolidated operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year due to the merger described below under “Reverse Acquisition” as well as seasonal variations in operating results and other factors. The consolidated balance sheet at December 31, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are contained in our Annual Report on Form 10-K for that period and the audited consolidated financial statements of Weyerhaeuser Real Estate Company for the year ended December 31, 2013, which are contained in our proxy statement for our 2014 Annual Meeting of Stockholders.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below. All significant intercompany accounts have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Subsequent events have been evaluated through the date the financial statements were issued.

Reverse Acquisition

On July 7, 2014 (the “Closing Date”), TRI Pointe consummated the previously announced merger (the “Merger”) of our wholly owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into Weyerhaeuser Real Estate Company (“WRECO”), with WRECO surviving the Merger and becoming our wholly owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among us, Weyerhaeuser Company (“Weyerhaeuser”), the Company, WRECO and Merger Sub. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of TRI Pointe prior to the Closing Date. Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company. See Note 2, Merger with Weyerhaeuser Real Estate Company, for further information on the Merger. In the Merger, each issued and outstanding WRECO common share was converted into 1.297 shares of TRI Pointe common stock. The historical issued and outstanding WRECO common shares have been recast in all periods presented to reflect this conversion.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments. Our management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Real Estate Inventories and Cost of Sales

We capitalize pre-acquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of home sales when we determine continuation of the respective project is not probable. In accordance with ASC Topic 835, Interest (“ASC 835”), interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively under development.

Land, development and other common costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs per production phase are recorded using the specific identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development and related common costs (both incurred and estimated to be incurred) based upon the relative-sales-value of the home within each community. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community. Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. We review our real estate assets in each community for indicators of impairment. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but are not limited to, decreases in local housing market values and selling prices of comparable homes, decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we perform a detailed budget and cash flow review of the applicable community to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered which could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time-sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If an asset is considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines, market risk of price erosion, uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities.

Revenue Recognition

In accordance with ASC Topic 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “—Real Estate Inventories and Cost of Sales.”

Warranty Reserves

Estimated future direct warranty costs are accrued and charged to cost of home sales in the period when the related home sales revenues are recognized. Amounts accrued are based upon historical experience rates. We also consider historical experience of our peers. Indirect warranty overhead salaries and related costs are charged to the reserve in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Investments in Unconsolidated Entities

We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in income of unconsolidated entities in the accompanying consolidated statement of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment may not be recoverable.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve, or are conducted on behalf of, the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits. These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates.

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for the annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

2.	Merger with Weyerhaeuser Real Estate Company

In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly owned subsidiary of TRI Pointe. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock. On the Closing Date, the former direct parent entity of WRECO paid TRI Pointe $31.5 million in cash in accordance with the Transaction Agreement.

Assumption of Senior Notes

On the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 (the “2019 Notes”) and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the “2024 Notes” and together with the 2019 Notes, the “Senior Notes”). Additionally, WRECO and certain of its subsidiaries (collectively, the “Guarantors”) entered into supplemental indentures pursuant to which they guaranteed TRI Pointe’s obligations with respect to the Senior Notes. The Guarantors also entered into a joinder agreement to the Purchase Agreement, dated as of June 4, 2014, among WRECO, TRI Pointe, and the initial purchasers of the Senior Notes (collectively, the “Initial Purchasers”), pursuant to which the Guarantors became parties to the Purchase Agreement. Additionally, TRI Pointe and the Guarantors entered into joinder agreements to the Registration Rights Agreements, dated as of June 13, 2014, among WRECO and the Initial Purchasers with respect to the Senior Notes, pursuant to which TRI Pointe and the Guarantors were joined as parties to the Registration Rights Agreements.

The net proceeds of approximately $861.3 million from the offering of the Senior Notes were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to its former direct parent, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739.0 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe.

Transaction Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger, excluding the impact of restructuring costs and purchase accounting adjustments, totaled $16.7 million and $17.2 million during the three and nine months ended September 30, 2014, respectively. The Company expects to incur additional expenses in connection with the Merger during the three months ended December 31, 2014. See Note 3, Restructuring, for a discussion of the restructuring costs incurred in connection with the Merger.

Fair Value of Assets and Liabilities Acquired

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the Closing Date (in thousands, except shares and closing stock price):

Calculation of consideration transferred
TRI Pointe shares outstanding	31,632,533
TRI Pointe closing stock price on July 7, 2014	$15.85

Consideration attributable to common stock	$501,376
Consideration attributable to TRI Pointe equity awards	1,072

Total consideration transferred	$502,448

Assets acquired and liabilities assumed
Cash and cash equivalents	$53,800
Accounts receivable	654
Real estate inventories	554,038
Intangible asset	13,200
Goodwill	132,451
Other assets	28,060

Total assets acquired	782,203

Accounts payable	26,105
Accrued expenses and other liabilities	26,522
Notes payable and other borrowings	227,128

Total liabilities assumed	279,755

Total net assets acquired	$502,448

Cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued payroll liabilities, and accrued expenses and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Notes payable and other borrowings are stated at carrying value due to the limited amount of time since the notes payable and other borrowings were entered into prior to the Closing Date.

The Company determined the fair value of real estate inventories on a community-by-community basis primarily using a combination of market-comparable land transactions, land residual analysis and discounted cash flow models. The estimated fair value is significantly impacted by estimates related to expected average selling prices, sales pace, cancellation rates and construction and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.

The fair value of the acquired intangible asset was determined based on a valuation performed by an independent valuation specialist. The $13.2 million intangible asset is related to the TRI Pointe trade name which is deemed to have an indefinite useful life.

Goodwill is primarily attributed to expected synergies from combining WRECO’s and TRI Pointe’s existing businesses, including, but not limited to, expected cost synergies from overhead savings resulting from streamlining certain redundant corporate functions, improved operating efficiencies, including provision of certain corporate level administrative and support functions at a lower cost than was historically allocated to WRECO for such services by its former direct parent, and growth of ancillary operations in various markets as permitted under applicable law, including a mortgage business, a title company and other ancillary operations. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.

The Company has completed the majority of its business combination accounting as of September 30, 2014 and expects to substantially complete the remainder in the fourth quarter of 2014. As of September 30, 2014, the Company had not completed its final review of the valuation of acquired inventory, investments in unconsolidated entities, income taxes and deferred income tax assets and liabilities, and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Supplemental Pro Forma Information

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$479,879	$382,407	$1,230,722	$924,733
Net income	$21,934	$25,192	$66,902	$30,795
Earnings per share - basic	$0.14	$0.16	$0.41	$0.19
Earnings per share - diluted	$0.14	$0.16	$0.41	$0.19

The unaudited pro forma operating results have been determined after adjusting the operating results of TRI Pointe to reflect the purchase accounting and other acquisition adjustments including interest expense associated with the debt used to fund a portion of the Merger. The unaudited pro forma results do not reflect any cost savings, operating synergies or other enhancements that we may achieve as a result of the Merger or the costs necessary to integrate the operations to achieve these cost savings and synergies. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations had the Merger been completed at the beginning of the period or be indicative of the results we will achieve in the future.

3.	Restructuring

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, the predecessor previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee-related costs	$6,817	$—	$8,124	$63
Lease termination costs	207	384	1,078	3,388

Total	$7,024	$384	$9,202	$3,451

Employee-related costs incurred during the three months ended September 30, 2014 included employee retention and severance-related expenses of $5.5 million and stock-based compensation expense of $1.3 million for employees terminated during the period. Lease termination costs of $207,000 and $384,000 during the three months ended September 30, 2014 and 2013, respectively, relate to contract terminations as a result of general cost reduction initiatives. Employee-related costs incurred during the nine months ended September 30, 2014 included employee retention and severance-related expenses of $6.8 million and stock-based compensation expense of $1.3 million for employees terminated during the period. Lease termination costs of $1.1 million and $3.4 million during the nine months ended September 30, 2014 and 2013, respectively, relate to contract terminations as a result of general cost reduction initiatives. The Company expects to incur additional employee-related restructuring costs during the remainder of 2014.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accrued employee-related costs, beginning of period	$—	$—	$4,336	$28
Current year charges	5,550	—	6,857	63
Payments	(1,576)	—	(7,219)	(91)

Accrued employee-related costs, end of period	$3,974	$—	$3,974	$—

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accrued lease termination costs, beginning of period	$2,454	$3,637	$3,506	$2,335
Current year charges	207	384	1,078	3,388
Payments	(902)	(1,129)	(2,825)	(2,831)

Accrued lease termination costs, end of period	$1,759	$2,892	$1,759	$2,892

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

Our operations consist of six homebuilding companies where we acquire and develop land and construct and sell single-family homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based on our aggregation analysis, we have not exercised any aggregation of our operating segments, which are represented by the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee, consisting of operations in California and Nevada; Quadrant, consisting of operations in Washington; Trendmaker, consisting of operations in Texas; TRI Pointe, consisting of operations in California and Colorado; and Winchester, consisting of operations in Maryland and Virginia.

Corporate is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance and risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate is allocated to the homebuilding reporting segments.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Total revenues and income from continuing operations before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues
Maracay	$37,301	$42,391	$107,576	$81,210
Pardee	134,409	129,650	352,118	319,286
Quadrant	32,919	29,931	96,958	87,982
Trendmaker	69,711	72,243	198,867	193,323
TRI Pointe	123,445	—	123,445	—
Winchester	80,135	49,653	189,651	105,418

	$477,920	$323,868	$1,068,615	$787,219

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from continuing operations before taxes
Maracay	$2,212	$2,496	$8,222	$2,203
Pardee	21,787	25,714	47,580	42,865
Quadrant	649	(73)	6,889	1,061
Trendmaker	7,327	8,052	21,529	20,964
TRI Pointe	8,685	—	8,685	—
Winchester	6,941	5,663	17,978	6,570
Corporate(1)	(30,615)	(10,322)	(51,760)	(29,604)

	$16,986	$31,530	$59,123	$44,059

(1)	Includes $16.7 million and $17.2 million of Merger related transaction costs and $7.0 and $9.2 million of restructuring charges for the three and nine months ended September 30, 2014, respectively.

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Real estate inventories
Maracay	$152,969	$131,380
Pardee	929,548	875,618
Quadrant	159,989	113,088
Trendmaker	157,997	130,973
TRI Pointe	596,799	—
Winchester	266,438	214,467

	$2,263,740	$1,465,526

	September 30,	December 31,
	2014	2013
Total assets
Maracay	$167,567	$138,552
Pardee	1,079,693	976,262
Quadrant	185,880	125,456
Trendmaker	176,834	134,628
TRI Pointe	597,232	—
Winchester	346,404	234,419
Corporate and Other	297,786	301,147

	$2,851,396	$1,910,464

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$10,965	$19,941	$42,771	$28,327
Discontinued operations, net of income taxes	—	218	—	384

Net income	$10,965	$20,159	$42,771	$28,711

Denominator:
Basic weighted-average shares outstanding	158,931,450	129,700,000	139,550,891	129,700,000
Effect of dilutive shares:
Stock options and unvested restricted stock units	227,256	999,408	662,764	1,464,474

Diluted weighted-average shares outstanding	159,158,706	130,699,408	140,213,655	131,164,474

Earnings per share
Basic
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	—	0.01	—	—

Net earnings per share	$0.07	$0.16	$0.31	$0.22

Diluted
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	—	—	—	—

Net earnings per share	$0.07	$0.15	$0.31	$0.22

Antidilutive stock options not included in diluted earnings per share	3,634,614	—	—	—

6.	Receivables

Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accounts receivable, net	$15,881	$8,649
Warranty insurance receivable	10,762	12,489
Notes and contracts receivable	300	39,259

Total receivables	$26,943	$60,397

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Real estate inventories owned:
Homes completed or under construction	$567,359	$308,856
Land under development	1,272,041	760,731
Land held for future use	249,561	264,120
Model homes	93,049	53,351

Total real estate inventories owned	2,182,010	1,387,058
Real estate inventories not owned:
Land purchase and land option deposits	50,531	38,788
Consolidated inventory held by VIEs	31,199	39,680

Total real estate inventories not owned	81,730	78,468

Total real estate inventories	$2,263,740	$1,465,526

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future use principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future.

Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by a VIE. For further details, see Note 9, Variable Interest Entities.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest incurred	$15,129	$5,744	$25,718	$16,348
Interest capitalized	(14,839)	(4,916)	(22,987)	(14,142)

Interest expensed	$290	$828	$2,731	$2,206

Capitalized interest in beginning inventory	$113,765	$145,930	$138,233	$155,823
Interest capitalized as a cost of inventory	14,839	4,916	22,987	14,142
Interest previously capitalized as a cost of inventory, included in cost of sales	(7,835)	(8,730)	(40,451)	(27,849)

Capitalized interest in ending inventory	$120,769	$142,116	$120,769	$142,116

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income (expense).

Real estate inventory impairments and land option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Real estate inventory impairments	$248	$230	$300	$592
Land option abandonments and pre-acquisition costs	304	319	824	653

	$552	$549	$1,124	$1,245

Impairments of homebuilding assets and related charges relate primarily to projects or communities held for development. Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges above.

In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. We have option deposits and capitalized pre-acquisition costs associated with the optioned land and lots. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized pre-acquisition costs associated with the assets under option may be forfeited at that time. Charges for such forfeitures are expensed to cost of sales.

8.	Investments in Unconsolidated Entities

As of September 30, 2014, we held equity investments in five active real estate partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Limited partnership and limited liability company interests	$13,135	$18,454
General partnership interests	2,937	2,469

Total	$16,072	$20,923

Unconsolidated Financial Information

Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investment in unconsolidated entities or on our consolidated statement of operations as equity in (loss) income of unconsolidated entities.

Assets and liabilities of unconsolidated entities (in thousands):

	September 30,	December 31,
	2014	2013
Assets	$138,845	$274,942
Liabilities	$17,158	$76,248

Results of operations from unconsolidated entities (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
Net sales and revenues	$591	$6,271
Operating loss	$(2,781)	$(1,250)
Net loss	$(2,765)	$(1,268)

9.	Variable Interest Entities

In the ordinary course of business, we enter into land option agreements in order to procure land and residential lots for future development and the construction of homes. The use of such land option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such deposits are recorded as land purchase and land option deposits under real estate inventories as land under development in the accompanying consolidated balance sheets.

We analyze each of our land option agreements and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets and liabilities as inventory and debt held by variable interest entities, with the net equity of the VIE owners reflected as noncontrolling interests. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.

Creditors of the entities with which we have land option agreements have no recourse against us. The maximum exposure to loss under our land option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the land owner and budget shortfalls and savings will be borne by us.

The following provides a summary of our interests in land option agreements (in thousands):

	September 30, 2014			December 31, 2013
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$8,265	$37,894	$31,199	$6,979	$34,724	$39,680
Unconsolidated VIEs	17,890	122,901	N/A	7,102	75,171	N/A
Other land option agreements	32,641	206,293	N/A	31,686	321,240	N/A

Total	$58,796	$367,088	$31,199	$45,767	$431,135	$39,680

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs. Included in other land option agreements as of December 31, 2013, was a $1.0 million deposit with a remaining purchase price of $105.2 million related to a large master planned community north of Las Vegas, Nevada (“Coyote Springs”) which was excluded from the Merger.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $7.0 million as of September 30, 2014 and $4.8 million as of December 31, 2013. These pre-acquisition costs were included in real estate inventories on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $132.5 million of goodwill was recorded during the three months ended September 30, 2014. The Company has completed the majority of its business combination accounting as of September 30, 2014 and expects to substantially complete the remainder in the fourth quarter of 2014. For further details on the goodwill recorded during the quarter, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets recorded as of September 30, 2014, including an existing trade name from the acquisition of Maracay in 2006 which has a 20 year useful life and a new trade name, TRI Pointe, resulting from the Merger which has an indefinite useful life. For further details on the TRI Pointe trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$132,451	$—	$132,451	$—	$—	$—
Trade names	23,879	(4,586)	19,293	10,679	(4,185)	6,494

	$156,330	$(4,586)	$151,744	$10,679	$(4,185)	$6,494

The remaining useful life of our amortizing intangible asset related to Maracay was 11.4 and 12.2 years as of September 30, 2014 and December 31, 2013, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three months ended September 30, 2014 and 2013, respectively and was $400,000 for each of the nine months ended September 30, 2014 and 2013, respectively. Our indefinite life intangible asset related to TRI Pointe is not amortizing.

Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

September 30,
2014
Remainder of 2014	$133
2015	534
2016	534
2017	534
2018	534
Thereafter	3,824

Total	$6,093

11.	Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid expenses	$27,131	$8,590
Refundable fees and other deposits	17,647	19,566
Development rights, held for future use or sale	7,409	9,090
Deferred loan costs	24,699	—
Operating properties and equipment, net	10,644	17,386
Income tax receivable	8,297	—
Other	7,786	8,999

	$103,613	$63,631

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll	$24,584	$48,232
Accrued interest on senior notes and notes payable	14,703	—
Warranty reserves (Note 15)	32,091	24,449
Estimated cost for completion	45,697	53,160
Customer deposits	18,693	13,432
Debt (nonrecourse) held by VIEs	10,729	6,571
Income tax liability to Weyerhaeuser	15,688	16,577
Other	38,909	28,261

	$201,094	$190,682

13.	Senior Notes and Notes Payable and Other Borrowings

Senior Notes

Senior notes consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
4.375% Senior notes due June 15, 2019, net of discount	$445,280	$—
5.875% Senior notes due June 15, 2024, net of discount	441,850	—

	$887,130	$—

As discussed in Note 2, Merger with Weyerhaeuser Real Estate Company, on the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of the 2019 Notes and the 2024 Notes. The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of approximately $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date, and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to the former direct parent entity of WRECO, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe and used for general corporate purposes.

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of September 30, 2014, no principal has been paid on the Senior Notes, and there was $24.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $13.5 million as of September 30, 2014.

Notes Payable and Other Borrowings

Notes payable and other borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Unsecured revolving credit facility	$260,000	$—
Seller financed loan	17,128	—
Debt payable to Weyerhaeuser	—	834,589

	$277,128	$834,589

Unsecured Revolving Credit Facility

In June 2014, the Company entered into an unsecured $425 million revolving credit facility (the “Facility”) with various lenders, with one lender serving as the administrative agent for the Facility. The Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85%, depending on the Company’s leverage ratio. As of September 30, 2014, the outstanding balance under the Facility was $260 million with an interest rate of 2.71% per annum and $159 million of availability after considering the borrowing base provisions and outstanding letters of credit. Accrued interest related to the Facility was $921,000 as of September 30, 2014.

Seller Financed Loan

In May 2014, the Company entered into a seller financed loan to acquire lots for the construction of homes from an unrelated third party. Principal and interest payments on this loan are due and payable as individual homes associated with the acquired land are delivered, with any remaining unpaid balance due in May 2016. As of September 30, 2014, the Company had $17.1 million outstanding related to this seller financed loan. The seller financed loan accrues interest at a rate of 7.00% per annum, with interest calculated on a daily basis. Accrued interest related to this loan was $330,000 as of September 30, 2014.

Debt Payable to Weyerhaeuser

WRECO had a revolving promissory note payable to Weyerhaeuser prior to the Closing Date on July 7, 2014. This note payable was settled at the close of the Merger. WRECO paid interest on the unpaid balance of the principal at a per annum rate of LIBOR plus 1.70%. See Note 18, Related Party Transactions, for further details.

Interest Incurred

During the three months ended September 30, 2014 and 2013, the Company incurred interest of $15.1 million and $5.7 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $14.8 million and $4.9 million was capitalized to inventory for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company incurred interest of $25.7 million and $16.3 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $23.0 million and $14.1 million was capitalized to inventory for the nine months ended September 30, 2014 and 2013, respectively. Included in interest incurred was amortization of deferred financing and senior note discount costs of $1.0 million for the three months ended September 30, 2014 and none for the three months ended September 30, 2013. Included in interest incurred was amortization of deferred financing costs and senior note discount of $1.1 million for the nine months ended September 30, 2014 and none for the nine months ended September 30, 2013. Accrued interest related to all outstanding debt at September 30, 2014 was $14.7 million. Accrued interest related to the debt payable with Weyerhaeuser was $4.3 million as of September 30, 2013.

Covenant Requirements

The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.

Under the Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio.

The Company was in compliance with all applicable financial covenants as of September 30, 2014 and December 31, 2013.

14.	Fair Value Disclosures

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines “fair value” as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets

•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

Fair Value of Financial Instruments

The following table presents net book values and estimated fair values of our financial instruments (in thousands):

		September 30, 2014		December 31, 2013
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Receivables	Level 3	$26,943	$26,943	$60,397	$60,390
Senior notes	Level 2	887,130	885,375	—	—
Notes payable and other borrowings	Level 3	277,128	277,128	—	—

The estimated fair value of our receivables was based on the discounted value of the expected future cash flows using current rates for similar receivables. The book value of our receivables equaled the fair value as of September 30, 2014 due to the short-term nature of the remaining receivables. The estimated fair value of our Senior Notes is based on quoted market prices. The estimated fair value of our notes payable and other borrowings was based on comparing current interest rates for similar instruments. Since our notes payable and other borrowings were recently entered into, the book value approximately equaled the fair value as of September 30, 2014.

Fair Value of Nonfinancial Assets and Liabilities

Nonfinancial assets and liabilities include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		September 30, 2014		December 31, 2013
			Fair Value		Fair Value
		Impairment	Net of	Impairment	Net of
	Hierarchy	Charge	Impairment	Charge	Impairment
Real estate inventories	Level 3	$300	$8,360	$341,086	$21,528

The homebuilding impairment charge as of December 31, 2013 was primarily related to the impairment of Coyote Springs. Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to Coyote Springs. Consequently, WRECO recognized a $340.3 million impairment charge in the fourth quarter of 2013 for the impairment of Coyote Springs inventory. In addition, WRECO wrote off $3.0 million of option deposits and pre-acquisition costs related to Coyote Springs.

15.	Commitments and Contingencies

Legal Matters

Lawsuits, claims and proceedings have been and may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of a possible range of losses or a statement that such loss is not reasonably estimable.

Warranty

Warranty reserves are accrued as home deliveries occur. Our warranty reserves on homes delivered will vary based on product type and geographic area and also depending on state and local laws. The warranty reserve is included in accrued expenses and other liabilities on our consolidated balance sheets and represents expected future costs based on our historical experience over previous years. Estimated warranty costs are charged to cost of home sales in the period in which the related home sales revenue is recognized.

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. We record expected recoveries from insurance carriers when proceeds are probable and estimable. Outstanding warranty insurance receivables were $10.8 million and $12.5 million as of September 30, 2014 and December 31, 2013, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.

Warranty reserves consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$24,324	$23,921	$24,449	$24,485
Warranty reserves accrued	3,691	1,915	7,455	6,283
Liabilities assumed in the Merger	7,481	—	7,481	—
Adjustments to pre-existing reserves	(809)	406	209	595
Warranty expenditures	(2,596)	(2,246)	(7,503)	(7,367)

Warranty reserves, end of period	$32,091	$23,996	$32,091	$23,996

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $342.6 million and $280.6 million, respectively. The beneficiaries of the bonds are various municipalities.

16.	Stock-Based Compensation

2013 Long-Term Incentive Plan

The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by our board of directors in January 2013 and amended with the approval of our stockholders in 2014. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2014 there were 10,886,069 shares available for future grant under the 2013 Incentive Plan.

Converted Awards

Under the Transaction Agreement, each outstanding Weyerhaeuser equity award held by an employee of WRECO was converted into a similar equity award with TRI Pointe, based on the final exchange ratio of 2.1107 (the “Exchange Ratio”), rounded down to the nearest whole number of shares of common stock. The Company filed a Form S-8 (Registration No. 333-197461) on July 16, 2014 to register 4,105,953 shares related to these equity awards. The converted awards have the same terms and conditions as the Weyerhaeuser equity awards except that all performance share units were surrendered in exchange for time-vesting restricted stock units without any performance-based vesting conditions or requirements and the exercise price of each converted stock option is equal to the original exercise price divided by the Exchange Ratio. There will be no future grants under the WRECO equity incentive plans. Refer to TRI Pointe’s Registration Statement on Form S-4, as amended (Registration No. 333-193248), for additional information on the Merger, the option exchange ratio and the treatment of equity awards under the Transaction Agreement.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total stock-based compensation	$3,547	$1,283	$6,250	$3,704

As of September 30, 2014, total unrecognized stock-based compensation related to all stock-based awards was $20.6 million and the weighted average term over which the expense was expected to be recognized was 2.18 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in 000’s)
Options outstanding at December 31, 2013(1)	285,900	$17.04	9.1	$827
Granted	154,598	16.17	9.5	—
Assumed in the Merger	3,379,275	12.62	6.2	3,925
Exercised	—
Forfeited	(185,159)	13.81

Options outstanding at September 30, 2014	3,634,614	13.07	6.4

Options exercisable at September 30, 2014	1,828,232	12.26	4.2

(1)	Options outstanding at December 31, 2013 reflect outstanding options for the legal acquirer, TRI Pointe.

As discussed above, on July 7, 2014, the Company assumed an aggregate of 3,379,275 stock options, along with 726,678 restricted stock units discussed below, as a result of the Merger. The stock option awards assumed generally vest ratably over four years of continuous service and have a 10-year contractual term. Award provisions for awards granted in 2014, 2013, 2012 and 2011 at WRECO require an accelerated vesting schedule in the event of retirement eligibility or involuntary termination and will generally vest upon retirement for employees who retire at age 62 or older, but stop vesting for other voluntary terminations, including early retirement prior to age 62. The share-based compensation expense for individuals meeting the retirement eligibility requirements is recognized over a required service period that is less than the stated four-year vesting period.

Under ASC 805, for share-based payment awards held by employees of the accounting acquirer (WRECO), the legal exchange of the accounting acquirer awards for the legal acquirer (TRI Pointe) awards is considered, from an accounting perspective, to be a modification of the accounting acquirer’s outstanding awards. The modification was accounted for pursuant to ASC 718. The modification resulted in incremental stock-based compensation for the three months ended September 30, 2014, of $722,000.

The fair value of stock option awards assumed in the Merger was determined by using an option-based model with the following assumptions:

	2014 Grants	2013 Grants	2012 Grants	2011 Grants
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	48.99%	47.88%	43.69%	41.58%
Risk-free interest rate	1.97%	1.97%	1.73%	1.73%
Expected life (in years)	6.05	5.81	5.55	5.30

Expected volatility assumptions for all stock options are based on the historical volatility of similar companies’ stock prices from a trailing period equal to the expected life of the stock option and ending on the date of grant or date assumed.

Historical data from TRI Pointe were used to estimate option exercise and employee terminations within the valuation model of all stock options and the risk-free rate for all stock options is based on the United States Treasury yield curve over a period matching the expected term of each option.

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in 000’s)
Nonvested RSUs at December 31, 2013(1)	145,517	$17.68	$2,900
Granted	274,287	15.59	3,549
Assumed in the Merger	726,678	15.74	9,403
Vested	(57,811)	17.63
Forfeited	(139,116)	15.85

Nonvested RSUs at September 30, 2014	949,555	15.87	12,287

(1)	Nonvested RSUs at December 31, 2013 reflect nonvested RSUs for the legal acquirer, TRI Pointe.

As discussed above, on July 7, 2014, the Company assumed an aggregate of 726,678 restricted stock units, along with 3,379,275 stock options, as a result of the Merger. Restricted stock units assumed in the Merger generally vest ratably over four years of continuous service. Award provisions require an accelerated vesting schedule in the event of retirement eligibility or involuntary termination. The share-based compensation expense for individuals meeting the retirement eligibility requirements is recognized over a required service period that is less than the stated four-year vesting period. There was no incremental expense resulting from the modification of the RSU awards on July 7, 2014 because the fair value before and after the modification was the same.

On April 7, 2014, the Company granted an aggregate of 217,839 restricted stock units to employees, officers and directors. The restricted stock units granted to employees and officers on April 7, 2014 ratably vest annually on the anniversary of the grant date over a three year period. The restricted stock units granted to directors on April 7, 2014 vest on January 31, 2015, except the restricted stock units granted to directors who left the board upon the closing of the Merger vested on the date they left the board based on the number of days served in 2014. The fair value of each restricted stock award granted on April 7, 2014 was measured using a price of $16.17 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On August 5, 2014, the Company granted an aggregate of 56,448 restricted stock units to members of its board of directors. The restricted stock units granted to directors on August 5, 2014 vest in their entirety on May 1, 2015. The fair value of each restricted stock award granted on August 5, 2014 was measured using $13.34 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

As restricted stock units vest, a portion of the shares awarded is generally withheld to cover employee taxes. As a result, the number of restricted stock units vested and the number of shares of TRI Pointe common stock issued will differ.

Summary of Equity-Based Incentive Units

On September 24, 2010, the Company granted equity-based incentive units to management. In connection with the initial public offering of TRI Pointe Homes in January 2013, the incentive units converted into shares of common stock. The recipients of the equity-based incentive units have all the rights of a stockholder, including the rights to vote those shares and receive any dividends or distributions made with respect to those shares and any shares or other property received in respect of those shares; provided, however, any non-cash dividend or distribution with respect to the common stock shall be subject to the same vesting provisions as the incentive units. The vesting terms of the equity-based incentive units are as follows: (1) 18.75% of such units vest, subject to the limitation in (3) below on the date following the first-year anniversary of the date of such officer’s employment; (2) 56.25% of such units vest, subject to the limitation in (3) below in equal quarterly installments between the first-and fourth-year anniversary of the date of such officer’s employment; (3) 25% of the awards granted in (1) and (2) will vest upon a liquidity event, as defined in each such recipient’s employment agreement; and

(4) 25% of such units will be converted into a number of shares of restricted stock prior to a liquidity event. The grant-date fair value of the equity-based incentive units granted during the period ended December 31, 2010 was $3.3 million. The Company did not grant any equity-based incentive units and no equity-based incentive units were forfeited during the nine months ended September 30, 2014. The Merger constituted a “liquidity event” as defined in each recipient’s employment agreement. As a result, 25% of the equity-based incentive units vested on the Closing Date. Refer to Note 2, Merger with Weyerhaeuser Real Estate Company, for a description of the Merger. As of September 30, 2014, there was no unrecognized stock-based compensation related to equity-based incentive units.

17.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates for the years in which taxes are expected to be paid or recovered. Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is not “more likely than not” realizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is not “more likely than not” to be realizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives.

We had net deferred tax assets of $141.6 million and $289.0 million as of September 30, 2014 and December 31, 2013, respectively. We had a valuation allowance related to those net deferred tax assets of approximately $9.0 million and $8.3 million as of September 30, 2014 and December 31, 2013, respectively. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

Our provision for income taxes totaled $6.0 million and $11.6 million for the three months ended September 30, 2014 and 2013, respectively. Our income tax provision totaled $16.4 million and $15.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions related to prior years.

Prior to the Merger, WRECO was included in the Weyerhaeuser NR Company consolidated federal income tax return and certain state income tax filings. Income taxes were allocated using the pro rata method, which means our tax provisions and resulting income tax receivable from or payable to Weyerhaeuser NR Company represent the income tax amounts allocated to us on pro rata share method based upon our actual results. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards which exist for Weyerhaeuser NR Company and are attributable to our operations.

If we were to calculate income taxes using the separate return method, the effect on pro forma income from continuing operations and pro forma earnings per share would be as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations before income tax as reported in the accompanying financial statements	$16,986	$31,530	$59,123	$44,059
Provision for income taxes assuming computation on a separate return basis	(6,021)	(11,589)	(22,138)	(15,732)

Pro forma income from continuing operations	$10,965	$19,941	$36,985	$28,327

Pro forma earnings per share - basic	$0.07	$0.15	$0.27	$0.22

Pro forma earnings per share - diluted	$0.07	$0.15	$0.26	$0.22

Assuming computation on a separate return basis, there would be no change to our income tax provision for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our income tax provision would have increased by $5.8 million related to the tax loss on the sale of Weyerhaeuser Realty Investors, Inc. to Weyerhaeuser NR Company that would not have provided a benefit to our income tax provision assuming computation on a separate return basis.

Refer to Note 18, Related Party Transactions, for a description of the tax sharing agreement between TRI Pointe and Weyerhaeuser.

18.	Related Party Transactions

Prior to the Merger, WRECO was a wholly owned subsidiary of Weyerhaeuser. Weyerhaeuser provided certain services including payroll processing and related employee benefits, other corporate services such as corporate governance, cash management and other treasury services, administrative services such as government relations, tax, internal audit, legal, accounting, human resources and equity-based compensation plan administration, lease of office space, aviation services and insurance coverage. WRECO was allocated a portion of Weyerhaeuser corporate general and administrative costs on either a proportional cost or usage basis.

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weyerhaeuser-allocated costs	$—	$6,292	$10,735	$17,966

These expenses may not be indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

During the nine months ended September 30, 2014 and prior to the Merger, WRECO sold $4.8 million of mineral rights and $21.2 million of land to Weyerhaeuser.

As of December 31, 2013, there were balances owed to Weyerhaeuser including accounts payable to Weyerhaeuser of $18.9 million, which is recorded in accounts payable on the accompanying consolidated balance sheet, $16.6 million of income tax liability to Weyerhaeuser, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet and $834.6 million of debt payable to Weyerhaeuser, which is recorded on the face of the accompanying balance sheet. All amounts owed to Weyerhaeuser were settled on the Closing Date in connection with the Merger.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement. As of September 30, 2014, we had an income tax liability to Weyerhaeuser of $15.7 million which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

19.	Discontinued Operations

On October 31, 2013, a wholly owned subsidiary of WRECO, Weyerhaeuser Realty Investors, Inc., (“WRI”), was sold to Weyerhaeuser NR Company. The assets, liabilities and results of operations for WRI have been recorded as discontinued operations in the accompanying consolidated financial statements. Cash flows of WRI remain fully consolidated in the accompanying consolidated statement of cash flow for the nine months ended September 30, 2013.

Earnings of discontinued operations is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Earnings before income taxes	$—	$597
Provision for income taxes	—	(213)

Discontinued operations, net of income taxes	$—	$384

On October 31, 2013, Weyerhaeuser NR Company acquired WRI for $3.6 million, which represented the estimated fair value of WRI based on a discounted cash flow analysis. The purchase price was recorded as a reduction in the debt payable to Weyerhaeuser. The transaction resulted in a net gain of approximately $1.9 million, which was recognized in the fourth quarter of 2013.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,337	$15,384
Income taxes	$14,962	$1,313

Supplemental disclosures of noncash activities:
Increase in real estate inventory due to distribution of land from an unconsolidated joint venture	$5,132	$—
Distribution to Weyerhaeuser of excluded assets and liabilities	$125,019	$—
Amounts owed to Weyerhaeuser related to the tax sharing agreement	$15,688	$—
Noncash settlement of debt payable to Weyerhaeuser	$70,082	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase in consolidated real estate inventory not owned	$4,497	$1,137
Increase in debt held by variable interest entities	$—	$(4,056)
Increase in accrued expenses and other liabilities	$—	$(838)
(Increase) decrease in noncontrolling interests	$(4,497)	$3,757

Acquisition of TRI Pointe (Note 2):
Fair value of assets, excluding cash acquired	$728,403	$—
Liabilities assumed	$279,755	$—

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

These statements:

•	use forward-looking terminology;

•	are based on various assumptions made by TRI Pointe; and

•	may not prove to be accurate because of risks and uncertainties surrounding the assumptions that are made.

Factors listed in this section – as well as other factors not included – may cause actual results to differ significantly from the forward-looking statements included in this Quarterly Report on Form 10-Q. There is no guarantee that any of the events anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q will occur, or if any of the events occurs, there is no guarantee of what effect it will have on our operations or financial condition.

We will not update the forward-looking statement contained in this Quarterly Report on Form 10-Q, unless otherwise required by law.

Statements

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes, including, without limitation, the Merger described below. These forward-looking statements include, but are not limited to, statements regarding expected benefits of the Merger, integration plans and expected synergies therefrom, and our anticipated future financial and operating performance and results, including our estimates for growth.

Forward-looking statements are based on a number of factors, including, but not limited to, the expected effect of:

•	the economy;

•	laws and regulations;

•	adverse litigation outcome and the adequacy of reserves;

•	changes in accounting principles;

•	projected benefit payments; and

•	projected tax rates and credits.

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for TRI Pointe products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of TRI Pointe’s internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	energy prices;

•	the effect of weather;

•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;

•	transportation costs;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental regulations;

•	legal proceedings;

•	risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	the risk that disruptions from the Merger will harm TRI Pointe’s business;

•	TRI Pointe’s ability to achieve the benefits of the Merger in the estimated amount and the anticipated timeframe, if at all;

•	TRI Pointe’s ability to integrate WRECO successfully and to achieve the anticipated synergies therefrom;

•	change in accounting principles; and

•	other factors described in “Risk Factors.”

Unless the context otherwise requires, the terms “we,” “us,” “our,” “TRI Pointe” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

WRECO Transaction

On July 7, 2014 (the “Closing Date”), TRI Pointe consummated the previously announced merger (the “Merger”) of our wholly owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into Weyerhaeuser Real Estate Company (“WRECO”), with WRECO surviving the Merger and becoming our wholly owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among us, Weyerhaeuser Company (“Weyerhaeuser”), WRECO and Merger Sub. In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly owned subsidiary of TRI Pointe. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock. On the Closing Date, the former direct parent entity of WRECO paid TRI Pointe an adjustment amount of $31.5 million in cash in accordance with the Transaction Agreement.

Reverse Acquisition

The Merger is accounted for in accordance with ASC 805. For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date. Subsequent to the Closing Date and on a going forward basis, the consolidated financial statements reflect the results of the combined company. Unless the context otherwise requires, the term “legacy TRI Pointe” refers to the operations of TRI Pointe price to the Closing Date.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Home sales	$471,801	$304,571	$1,023,312	$744,598
Land and lot sales	5,550	18,724	36,449	39,493
Other operations	569	573	8,854	3,128

Total revenues	477,920	323,868	1,068,615	787,219

Expenses:
Cost of home sales	385,400	236,691	819,377	585,605
Cost of land and lot sales	2,317	10,428	30,245	31,087
Other operations	556	549	2,755	2,374
Sales and marketing	28,393	24,554	73,096	65,436
General and administrative	20,951	19,817	57,140	57,113
Restructuring charges	7,024	384	9,202	3,451

Total expenses	444,641	292,423	991,815	745,066

Income from operations	33,279	31,445	76,800	42,153
Equity in (loss) income of unconsolidated entities	(82)	(101)	(219)	167
Transaction expenses	(16,710)	—	(17,216)	—
Other income (expense), net	499	186	(242)	1,739

Income from continuing operations before taxes	16,986	31,530	59,123	44,059
Provision for income taxes	(6,021)	(11,589)	(16,352)	(15,732)

Income from continuing operations	10,965	19,941	42,771	28,327
Discontinued operations, net of income taxes	—	218	—	384

Net income	$10,965	$20,159	$42,771	$28,711

Earnings per share
Basic
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	$—	$0.01	$—	$—

Net earnings per share	$0.07	$0.16	$0.31	$0.22

Diluted
Continuing operations	$0.07	$0.15	$0.31	$0.22
Discontinued operations	$—	$—	$—	$—

Net earnings per share	$0.07	$0.15	$0.31	$0.22

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended
	September 30, 2014			September 30, 2013			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	88	17.3	1.7	119	14.3	2.8	(26)%	21%	(39)%
Pardee	264	21.3	4.1	264	17.8	5.0	0%	20%	(18)%
Quadrant	82	12.3	2.2	99	14.0	2.4	(17)%	(12)%	(6)%
Trendmaker	127	24.8	1.7	175	21.5	2.7	(27)%	15%	(37)%
TRI Pointe	152	16.0	3.2	—	—	—	N/A	N/A	N/A
Winchester	90	15.3	2.0	110	23.3	1.6	(18)%	(34)%	25%

Total	803	107.0	2.5	767	90.9	2.8	5%	18%	(11)%

Net new home orders for the three months ended September 30, 2014 increased 5% to 803, compared to 767 during the prior year period. The increase in net new home orders was primarily due to the 152 orders at legacy TRI Pointe with no comparable amounts in the prior year period. Our overall absorption rate for the three months ended September 30, 2014 was 7.5 per average selling community (2.50 monthly), compared to 8.4 per average selling community (2.81 monthly) during the prior year period. Net new home orders decreased at Maracay and Winchester due to the overall softening market conditions in the Arizona, Maryland and Virginia markets compared to the prior year. Trendmaker’s net new home orders and absorption pace declined mainly due to a focus on margin and selling price over sales pace in the Houston area which continues to be a strong market.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended
	September 30, 2014			September 30, 2013			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay	143	$57,202	$400	238	$81,300	$342	(40)%	(30)%	17%
Pardee	415	222,929	537	541	264,984	490	(23)%	(16)%	10%
Quadrant	163	78,317	480	141	54,400	386	16%	44%	25%
Trendmaker	254	131,611	518	245	114,862	469	4%	15%	11%
TRI Pointe	282	240,872	854	—	—	—	N/A	N/A	N/A
Winchester	183	139,434	762	283	196,219	693	(35)%	(29)%	10%

Total	1,440	$870,365	$604	1,448	$711,765	$492	(1)%	22%	23%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within three to nine months, although we may experience cancellations of sales contracts prior to closing. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 18% for the three months ended September 30, 2014 as compared to 16% during the prior year period. The dollar value of backlog was approximately $870.4 million as of September 30, 2014, an increase of $158.6 million, or 22%, compared to $711.8 million as of September 30, 2013. This increase reflects an increase in the average sales price of homes in backlog of $112,000, or 23%, to $604,000 as of September 30, 2014 compared to $492,000 as of September 30, 2013, offset by a decrease in the number of homes in backlog of 8, or 1%, to 1,440 homes as of September 30, 2014 from 1,448 homes as of September 30, 2013. The increase in average sales price of homes in backlog was mainly the result of the addition of legacy TRI Pointe, which had an average sales price in backlog of $854,000.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended
	September 30, 2014			September 30, 2013			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	94	$37,301	$397	132	$42,391	$321	(29)%	(12)%	24%
Pardee	277	129,608	468	307	112,126	365	(10)%	16%	28%
Quadrant	74	32,338	437	90	28,159	313	(18)%	15%	40%
Trendmaker	135	69,711	516	161	72,243	449	(16)%	(4)%	15%
TRI Pointe	158	123,456	781	—	—	—	N/A	N/A	N/A
Winchester	104	79,387	763	78	49,652	637	33%	60%	20%

Total	842	$471,801	$560	768	$304,571	$397	10%	55%	41%

Home sales revenue increased $167.2 million, or 55%, to $471.8 million for the three months ended September 30, 2014 from $304.6 million for the prior year period. The increase was comprised of: (i) $137.8 million related to an increase in average sales price of $163,000 per unit to $560,000 for the three months ended September 30, 2014 from $397,000 for the prior year; and (ii) $29.4 million due to a 10% increase in homes delivered to 842 for the three months ended September 30, 2014 from 768 for the prior year period. The increase in the average sales price and new home deliveries was primarily attributable to the addition of legacy TRI Pointe with no comparable amounts in the prior year period. The average sales price of homes delivered increased at all of our reporting segments due to a change in product mix with a shift to a more move-up product in certain markets and price increases in certain markets.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended
	September 30,
	2014	%	2013	%
Home sales	$471,801	100.0%	$304,571	100.0%
Cost of home sales	385,400	81.7%	236,691	77.7%

Homebuilding gross margin	86,401	18.3%	67,880	22.3%
Add: interest in cost of home sales	7,702	1.6%	5,681	1.9%
Add: purchase accounting adjustments	12,961	2.8%	—	—

Adjusted homebuilding gross margin(1)	$107,064	22.7%	$73,561	24.2%

Homebuilding gross margin percentage	18.3%		22.3%

Adjusted homebuilding gross margin percentage(1)	22.7%		24.2%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.3% for the three months ended September 30, 2014 as compared to 22.3% for the prior year period. This decrease was primarily due to a $13.0 million or 280 basis point non-cash purchase accounting adjustment related to the fair value increase to TRI Pointe’s inventory as result of the Merger. Excluding interest in cost of home sales and the non-cash purchase accounting adjustments, adjusted homebuilding gross margin percentage was 22.7% for the three months ended September 30, 2014, compared to 24.2% for the prior year period. The decrease in the adjusted homebuilding gross margin was due to price incentives in some of our markets that have experienced softening market conditions as discussed above.

Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and non-cash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	September 30,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$28,393	$24,554	6.0%	8.1%
General and administrative (“G&A”)	20,951	19,817	4.5%	6.5%

Total sales and marketing and G&A	$49,344	$44,371	10.5%	14.6%

Sales and marketing expense decreased to 6.0% of home sales revenue for the three months ended September 30, 2014 from 8.1% of home sales revenue for the three months ended September 30, 2013 mainly due to the addition of legacy TRI Pointe which has a lower sales and marketing expense as a percentage of revenue due to a strong sales absorption pace and higher average sales prices per community. Sales and marketing expense increased $3.8 million, or 16%, to $28.4 million for the three months ended September 30, 2014 from $24.6 million for the prior year period. The increase in sales and marketing expense was related primarily to the addition of legacy TRI Pointe for the three month period ended September 30, 2014, representing $4.0 million of sales and marketing expenses, with no comparable amounts in the prior year period.

General and administrative expense decreased to 4.5% of home sales revenue for the three months ended September 30, 2014 from 6.5% of home sales revenue for the same period in the prior year. The decrease was mainly due to greater operating leverage as a result of the 41% increase in the average sales prices of homes delivered during the three months ended September 30, 2014, primarily as a result of the addition of legacy TRI Pointe. General and administrative expenses increased $1.1 million, or 6%, to $20.9 million for the three months ended September 30, 2014 from $19.8 million for the prior year period largely due to the addition of legacy TRI Pointe offset by cost savings initiatives to reduce duplicate corporate and divisional overhead costs and expenses during the quarter.

Total sales and marketing and G&A (“SG&A”) expense increased $5.0 million, or 11%, to $49.3 million for the three months ended September 30, 2014 from $44.4 million in the prior year period, but improved to 10.5% of home sales revenue from 14.6% for the three months ended September 30, 2014 and 2013, respectively.

Restructuring Charges

Restructuring charges increased to $7.0 million for the three months ended September 30, 2014 compared to $384,000 in the same period in the prior year. The increase was mainly due to a restructuring plan initiated to reduce duplicate corporate and divisional overhead costs and expenses as a result of the Merger. Employee-related costs incurred during the three months ended September 30, 2014 included employee retention and severance-related expenses of $5.5 million and stock-based compensation expense of $1.3 million for employees terminated during the period. The Company expects to incur additional restructuring charges in connection with the Merger during the three months ended December 31, 2014.

Transaction Expenses

As a result of the Merger, the Company has incurred advisory, financing, integration and other transaction costs during the three months ended September 30, 2014 of $16.7 million. We expect to incur additional transaction-related costs during the fourth quarter of 2014.

Interest

Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $15.1 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively. The capitalized portion of interest incurred was $14.8 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively. The increase in interest incurred during the three months ended September 30, 2014 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger.

Income Tax

For the three months ended September 30, 2014, we have recorded a tax provision of $6.0 million based on an effective tax rate of 35.4%. For the three months ended September 30, 2013, we recorded a tax provision of $11.6 million based on an effective tax rate of 36.8%. The decrease in our provision for income tax was primarily the result of the $14.5 million decrease in income before income taxes to $17.0 million for the three months ended September 30, 2014 compared to $31.5 million in the prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended
	September 30, 2014			September 30, 2013			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	313	16.4	2.1	419	11.8	3.9	(25)%	39%	(46)%
Pardee	793	20.3	4.3	963	17.6	6.1	(18)%	15%	(29)%
Quadrant	286	12.8	2.5	292	11.6	2.8	(2)%	10%	(11)%
Trendmaker	436	23.5	2.1	526	21.9	2.7	(17)%	7%	(23)%
TRI Pointe	152	6.4	2.6	—	—	—	N/A	N/A	N/A
Winchester	253	19.1	1.5	334	19.7	1.9	(24)%	(3)%	(22)%

Total	2,233	98.5	2.5	2,534	82.6	3.4	(12)%	19%	(26)%

Net new home orders for the nine months ended September 30, 2014 decreased 12% to 2,233, compared to 2,534 during the prior year period. The decrease in net new home orders was due to a decrease in our monthly absorption rate in each of our segments which reported in the comparable prior year period. Our overall absorption rate for the nine months ended September 30, 2014 was 22.7 per average selling community (2.52 monthly), compared to 30.7 per average selling community (3.41 monthly) during the prior year period. Net new home orders decreased at Maracay and Winchester due to the overall softening market conditions in the Arizona, Maryland and Virginia markets compared to the prior year period. Trendmaker’s net new home orders and absorption pace declined mainly due to a focus on margin and selling price over sales pace in the Houston area which continues to be a strong market. Pardee’s absorption rate decreased compared to the prior year period but remained strong overall at 4.3 orders per month per community.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended
	September 30, 2014			September 30, 2013			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	286	$107,576	$376	272	$81,210	$299	5%	32%	26%
Pardee	658	315,910	480	733	286,300	391	(10)%	10%	23%
Quadrant	219	88,607	405	256	78,347	306	(14)%	13%	32%
Trendmaker	404	198,867	492	439	193,322	440	(8)%	3%	12%
TRI Pointe	158	123,456	781	—	—	—	N/A	N/A	N/A
Winchester	253	188,896	747	167	105,419	631	51%	79%	18%

Total	1,978	$1,023,312	$517	1,867	$744,598	$399	6%	37%	30%

Home sales revenue increased $278.7 million, or 37%, to $1.0 billion for the nine months ended September 30, 2014 from $744.6 million for the prior year period. The increase was comprised of: (i) $234.4 million related to an increase in average sales price of $118,000 per unit to $517,000 for the nine months ended September 30, 2014 from $399,000 for the prior year period; and (ii) $44.3 million due to a 6% increase in homes delivered to 1,978 for the nine months ended September 30, 2014 from 1,867 for the same period in the prior year. The increase in the average sales price and new home deliveries was primarily attributable the addition of legacy TRI Pointe with no comparable amounts in the prior year period. Excluding TRI Pointe, home sales revenue and the average sales price of homes delivered increased 21% and 24%, respectively. The increase in average sales price of home delivered across all segments was due to a change in product mix and shift to a more move-up product at our new communities.

Homebuilding Gross Margin (dollars in thousands)

	Nine Months Ended
	September 30,
	2014	%	2013	%
Home sales	$1,023,312	100.0%	$744,598	100.0%
Cost of home sales	819,377	80.1%	585,605	78.6%

Homebuilding gross margin	203,935	19.9%	158,993	21.4%
Add: interest in cost of home sales	16,342	1.6%	17,055	2.2%
Add: purchase accounting adjustments	12,961	1.3%	—	—

Adjusted homebuilding gross margin(1)	$233,238	22.8%	$176,048	23.6%

Homebuilding gross margin percentage	19.9%		21.4%

Adjusted homebuilding gross margin percentage(1)	22.8%		23.6%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.9% for the nine months ended September 30, 2014 as compared to 21.4% for the same period in the prior year. This decrease was primarily due a $13.0 million or 130 basis point non-cash purchase accounting adjustment related to the fair value increase to TRI Pointe’s inventory as result of the Merger. Excluding interest in cost of home sales and the non-cash purchase accounting adjustments, the adjusted homebuilding gross margin percentage was 22.8% for the nine months ended September 30, 2014, compared to 23.6% for the prior year period. The decrease in the adjusted homebuilding gross margin was due to price incentives in some of our markets that have experienced softening market conditions as discussed above.

Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and non-cash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended		As a Percentage of
	September 30,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$73,096	$65,436	7.1%	8.8%
General and administrative (“G&A”)	57,140	57,113	5.6%	7.7%

Total sales and marketing and G&A	$130,236	$122,549	12.7%	16.5%

Sales and marketing expense decreased to 7.1% of home sales revenue for the nine months ended September 30, 2014 from 8.8% of home sales revenue for the nine months ended September 30, 2013 due to the addition of legacy TRI Pointe which has a lower sales and marketing expense as a percentage of revenue due to a strong sales absorption pace and higher average sales prices per community. Sales and marketing expense increased $7.7 million, or 12%, to $73.1 million for the nine months ended September 30, 2014 from $65.4 million for the prior year period. The increase in sales and marketing expense was related primarily to the addition of legacy TRI Pointe for the nine month period ended September 30, 2014, representing $4.0 million of sales and marketing expenses, with no comparable amounts in the prior year period.

General and administrative expense decreased to 5.6% of home sales revenue for the nine months ended September 30, 2014 from 7.7% of home sales revenue for the same period in the prior year. The decrease was mainly due to greater operating leverage as a result of the 30% increase in the average sales prices of homes delivered during the nine months ended September 30, 2014, primarily as a result of the addition of legacy TRI Pointe. General and administrative expenses remained flat compared to the prior year with the addition of legacy TRI Pointe being largely offset by cost savings initiatives to reduce duplicate corporate and divisional overhead costs and expenses.

Total sales and marketing and G&A (“SG&A”) expense increased $7.7 million, or 6%, to $130.2 million for the nine months ended September 30, 2014, from $122.5 million in the prior year period, but improved to 12.7% of home sales revenue from 16.5% for the nine months ended September 30, 2014 and 2013, respectively.

Restructuring Charges

Restructuring charges increased to $9.2 million for the nine months ended September 30, 2014 compared to $3.5 million in the same period in the prior year. The increase was mainly due to a restructuring plan initiated to reduce duplicate corporate and divisional overhead costs and expenses as a result of the Merger. Employee-related costs incurred during the nine months ended September 30, 2014 included employee retention and severance-related expenses of $6.8 million and stock-based compensation expense of $1.3 million for employees terminated during the period. Lease termination costs of $1.1 million relate to contract terminations in both the current and prior years related to general cost reduction initiatives. The Company expects to incur additional restructuring charges in connection with the Merger during the fourth quarter of 2014.

Transaction Expenses

As a result of the Merger, the Company incurred advisory, financing, integration and other transaction costs during the nine months ended September 30, 2014 of $17.2 million. We expect to incur additional transaction-related costs during the fourth quarter of 2014.

Interest

Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $25.7 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively. The capitalized portion of interest incurred was $23.0 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest incurred during the nine months ended September 30, 2014 as compared to the prior year period was primarily attributable to our increase in outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger.

Income Tax

For the nine months ended September 30, 2014, we have recorded a tax provision of $16.4 million based on an effective tax rate of 27.7%. For the nine months ended September 30, 2013, we recorded a tax provision of $15.7 million based on an effective tax rate of 35.7%. The increase in our provision for income tax was primarily the result of the $15.1 million increase in income before income taxes to $59.1 million for the nine months ended September 30, 2014 compared to $44.0 million in the prior year period.

Lots Owned or Controlled by Segment

The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Maracay	1,275	793	482	61%
Pardee(2)	17,657	17,615	42	0%
Quadrant	1,055	859	196	23%
Trendmaker	757	623	134	22%
TRI Pointe	2,762	—	2,762	N/A
Winchester	2,382	2,210	172	8%

Total	25,888	22,100	3,788	17%

Lots Controlled(1)
Maracay	477	1,647	(1,170)	(71)%
Pardee(2)	440	835	(395)	(47)%
Quadrant	427	496	(69)	(14)%
Trendmaker	1,311	1,116	195	17%
TRI Pointe	1,016	—	1,016	N/A
Winchester	552	1,185	(633)	(53)%

Total	4,223	5,279	(1,056)	(20)%

Total Lots Owned or Controlled(1)	30,111	27,379	2,732	10%

(1)	As of September 30, 2014 and 2013, lots controlled included lots that were under land option contracts or purchase contracts.
(2)	As of September 30, 2014 and 2013, excludes 10,686 lots owned and 56,413 lots controlled relating to Coyote Springs, which were excluded assets per the Transaction Agreement.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2014 were operating expenses, land purchases, land development, home construction and the repayment of debt payable to Weyerhaeuser. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2014, we had $147.7 million of cash. We believe we have sufficient cash and sources of financing for at least the next twelve months.

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

Assumption of Senior Notes

On the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 (“2019 Notes”) and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (“2024 Notes” and together with the 2019 Notes, the “Senior Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of approximately $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date, and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to the former direct parent entity of WRECO, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe and used for general corporate purposes.

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of September 30, 2014, no principal has been paid on the Senior Notes, and there was $24.7 million of capitalized debt financing costs related to the Senior Notes, included in other assets on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

Unsecured Revolving Credit Facility

In June 2014, the Company entered into an unsecured $425 million revolving credit facility (the “Facility”) with various lenders, with one lender serving as the administrative agent for the Facility. The Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Facility will be governed by, among other things, a borrowing base. The Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85% depending on the Company’s leverage ratio.

As of September 30, 2014 the outstanding balance under the Facility was $260 million with an interest rate of 2.71% per annum and $159 million of availability after considering the borrowing base provisions and outstanding letters of credit.

Seller Financed Loan

In May 2014, the Company entered into a seller financed loan to acquire lots for the construction of homes from an unrelated third party. Principal and interest payments on this loan are due and payable as individual homes associated with the acquired land are delivered, with any remaining unpaid balance due in May 2016. As of September 30, 2014, the Company had $17.1 million outstanding related to this seller financed loan. The seller financed loan will accrue interest at a rate of 7.00% per annum, with interest calculated on a daily basis.

Covenant Compliance

Under our Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	September 30,	September 30,
	2014	2014
Financial Covenants
Consolidated Tangible Net Worth	$1,409,365	$850,000
(Not less than $850.0 million plus 50% of net income and 50% of the net proceeds from equity offerings after June 30, 2014)
Leverage Test	41%	<55%
(Not to exceed 55%)
Interest Coverage Test	6.2	>1.5
(Not less than 1.5:1.0)

As of September 30, 2014 we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Total debt	$1,164,258	$—
Debt payable to Weyerhaeuser	—	834,589

Total debt	1,164,258	834,589
Stockholders’ equity	1,409,365	797,096

Total capital	$2,573,623	$1,631,685

Ratio of debt-to-capital(1)	45.2%	51.1%

Total debt	$1,164,258	$—
Debt payable to Weyerhaeuser	—	834,589

Total debt	1,164,258	834,589
Less: Cash	(147,683)	(4,510)

Net debt	1,016,575	830,079
Stockholders’ equity	1,409,365	797,096

Total capital	$2,425,940	$1,627,175

Ratio of net debt-to-capital(2)	41.9%	51.0%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)	The ratio of net debt-to-capital is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, the comparison of cash flows is as follows:

•	Net cash used in operating activities was $140.4 million in the first nine months of 2014 as compared to a cash usage of $130.3 million during the same period in 2013. The change was primarily a result of (i) an increase in inventory due to the growth in the number of our communities, offset by (ii) a decrease in accounts receivables due to payments received in the period and (iii) the increase in net income mainly due to the 6% increase in new home deliveries and a 30% increase in average sales price in 2014 compared to 2013.

•	Net cash provided by investing activities was $47.2 million in the first nine months of 2014 as compared to cash usage of $9.1 million during the same period in 2013. Cash provided by investing activities for the first nine months of 2014 was primarily related to cash acquired in the Merger, offset by purchases of property and equipment. Net cash used in investing activities for the first nine months of 2013 was primarily the result of purchases of property and equipment.

•	Net cash provided by financing activities was $236.4 million in the first nine months of 2014 compared to $139.5 million during the same period in 2013. The change was primarily a result of (i) proceeds from the issuance of the Senior Notes, and (ii) borrowings from notes payable offset by (iii) payments on debt payable to Weyerhaeuser.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2014, we had $58.8 million of cash deposits, the majority of which were are non-refundable, pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $367.1 million (net of deposits).

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

As of September 30, 2014, we had $159.0 million of availability under our Facility after considering the borrowing base provisions and outstanding letters of credit.

Inflation

Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

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

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of September 30, 2014 and includes information on current projects under development where we are building and selling homes.

Maracay

			Cumulative			Homes Delivered
			Homes			for the Nine
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	69	33	6	5	$239-$304
Verrado Palisades	2014	63	—	63	4	—	$305-$378
Verrado Victory	2015	98	—	98	—	—	$353-$391
City of Chandler:
Artesian Ranch	2013	90	29	61	3	21	$348-$404
Vaquero Ranch	2013	51	34	17	6	23	$309-$389
Maracay at Layton Lakes	2015	47	—	47	—	—	$459-$499
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	50	18	32	6	18	$271-$336
Trestle Place at Bridges of Gilbert	2014	45	23	22	9	23	$328-$405
City of Goodyear:
Calderra at Palm Valley	2013	62	50	12	7	19	$269-$346
Los Vientos at Palm Valley	2013	54	43	11	11	17	$331-$355
City of Mesa:
Kinetic Point at Eastmark	2013	80	25	55	7	17	$259-$339
Lumiere Garden at Eastmark	2013	85	27	58	8	23	$313-$382
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	42	120	9	26	$206-$248
Maracay at Northlands	2014	16	2	14	8	2	$312-$393
Town of Queen Creek:
Montelena	2012	59	45	14	5	13	$344-$447
The Preserve at Hastings Farms	2014	89	7	82	7	7	$275-$359
Villagio	2013	135	46	89	15	16	$274-$332
Other:
Closed Communities		268	268	—	—	35

Phoeniz, Arizona Total		1,556	728	828	111	265

Tucson, Arizona
Marana:
Tortolita Vistas	2014	19	4	15	7	4	$439-$506
Oro Valley:
Rancho Vistoso	2016	342	—	342	—	—	$254-$444
Tucson:
Deseo at Sabino Canyon	2014	39	17	22	8	17	$419-$505
Rancho del Cobre	2014	68	—	68	17	—	$377-$455

Tucson, Arizona Total		468	21	447	32	21

Maracay Total		2,024	749	1,275	143	286

Pardee

			Cumulative			Homes Delivered
			Homes			for the Nine
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	27	90	22	18	$1,756-$2,126
Alta Del Mar Custom Lots (Resid Lot Sales)	2013	9	—	9	—	—	$895-$1950
Sorrento Heights	2012	113	113	—	—	43	—
Sorrento Ridge	2014	58	52	6	6	52	$370-$485
Sorrento Terrace	2012	71	70	1	1	9	441
Sorrento Heights Prestige Collection	2014	20	7	13	8	7	$850-$903
Watermark	2013	160	47	113	34	31	$1,117-$1,285
Canterra	2015	89	—	89	—	—	$720-$740
Casabella	2015	122	—	122	—	—	$825-$855
Verana	2015	78	—	78	—	—	$870-$910
Pacific Highlands Ranch Future	TBD	1,059	—	1,059	—	—	TBD
Olive Hill Estate	2015	37	—	37	—	—	$603-$745
Castlerock	TBD	430	—	430	—	—	$473-$708
Meadowood	TBD	844	—	844	—	—	$290-$590
Sea View Terrace	2015	40	—	40	4	—	$308-$350
Parkview Condos	2016	73	—	73	—	—	$345-$370
Ocean View HillsFuture	TBD	1,020	—	1,020	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185-$530
Los Angeles County:
LivingSmart @ Fair Oaks Ranch	2011	124	119	5	5	24	$483-$509
Crestview	2012	54	54	—	—	2	—
Oak Crest	2009	77	77	—	—	1	—
Golden Valley	TBD	498	—	498	—	—	$499-$807
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510-$640
Ventura County:
LivingSmart @ Moorpark Highlands, Moorpark	2013	133	63	70	21	53	$580-$611
Riverside County:
Hillside	2012	182	165	17	12	29	$284-$301
Meadow Ridge	2013	142	41	101	24	16	$336-$439
Parkside	2012	151	150	1	1	31	$248
LivingSmart Canyon Hills	2010	231	231	—	—	2	—
Amberleaf	2014	216	—	216	17	—	$288-$334
Meadow Glen	2014	140	15	125	34	15	$298-$379
Canyon Hills Future	TBD	589	—	589	—	—	TBD
LivingSmart Tournament Hills	2010	235	210	25	18	30	$230-$334
Lakeside	2012	167	124	43	24	29	$257-$277
Tournament Hills Future	TBD	268	—	268	—	—	TBD
LivingSmart Sundance	2013	141	94	47	16	29	$270-$326
LivingSmart Estrella	2013	127	80	47	33	66	$207-$237
Woodmont	2014	50	3	47	12	3	$305-$370
Cielo	2015	92	—	92	—	—	$210-$235
Northstar	2015	80	—	80	—	—	$270-$310
Skycrest	2015	84	—	84	—	—	$311-$350
Sundance Future	TBD	1,732	—	1,732	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$167-$250
Christensen	2016	74	—	74	—	—	$338-$437
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD

California Total		17,770	1,742	16,028	292	490

Nevada
Clark County:
LivingSmart @ Eldorado Ridge	2012	143	109	34	16	28	$254-$306
LivingSmart @ Eldorado Heights	2013	115	74	41	19	35	$270-$391
LivingSmart Sandstone	2013	145	31	114	12	19	$211-$247
Ridgeview	2015	4	—	4	—	—	$227-$283
Future	TBD	425	—	425	—	—	TBD
Horizon Terrace	2014	136	11	125	18	11	$390-$450
Solano	2014	132	—	132	2	—	$305-$321
Alterra	2014	106	—	106	8	—	$451-$498
POD 2-2 Future	2015	75	—	75	—	—	TBD
POD 5-1 Future	TBD	215	—	215	—	—	TBD
Durango Ranch	2012	185	91	94	21	9	$441-$534
Durango Trail	2014	77	33	44	8	33	$384-$424
LivingSmart @ Providence	2012	106	102	4	2	24	$260-$323
Encanto	2015	85	—	85	—	—	$394-$456
Summerglen	2014	140	9	131	17	9	$291-$305

Nevada Total		2,089	460	1,629	123	168

Pardee Total		19,859	2,202	17,657	415	658

Quadrant

			Cumulative			Homes Delivered
			Homes			for the Nine
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	348	75	12	20	$220-$318
Skagit Pod D, Mt Vernon	LHS	—	—	11	—	—	Land Held for Sale
Skagit Surplus - Pod E, Mt Vernon	LHS	—	—	4	—	—	Land Held for Sale
Snohomish County:
Sonterra, Lake Stevens	2013	44	34	10	9	23	$337-$433
Kings Corner 1&2, Mill Creek	2014	116	27	89	26	22	$430-$544
Filbert Glen, Bothell	2015	16	—	16	—	—	$475-$560
King’s Corner 3, Mill Creek	2016	29	—	29	—	—	$306-$370
King County:
Evoke at the Willows, Kirkland	2014	7	—	7	7	—	$860-$925
Evoke at Pine Lake, Sammamish	2013	13	5	8	8	4	$781-$862
Evoke at 132nd, Kirkland	2014	7	5	2	2	5	$859-$865
Beclan Place, Renton	2013	30	22	8	5	18	$593-$620
Wynstone East, Federal Way	2013	57	45	12	8	23	$332-$418
Woodland, Woodinville	2014	23	—	23	21	—	$556-$661
Garrison Glen, Kent	2014	30	1	29	6	1	$350-$450
Sonata Hill, Auburn	2014	71	2	69	7	2	$320-$415
Ibrahim, Issaquah	2014	2	—	2	—	—	$683-$720
Wu Locke, Sammamish	2015	8	—	8	—	—	$908
Heather Ridge (Kirkmond), Kirkland	2015	41	—	41	—	—	$450-$750
Hedgewood (Federspiel), Redmond	2015	12	—	12	—	—	$650-$757
Rex, Redmond	2015	4	—	4	—	—	$930-$985
Vintner’s Place, Kirkland	2015	34	—	34	—	—	$546
Beuca, Redmond	2016	16	—	16	—	—	$730-$810
Copperwood (Stuth), Renton	2016	43	—	4	—	—	$520-$626
35th Avenue Townhomes, Seattle	LHS	—	—	17	—	—	Land Held for Sale
42nd Avenue Townhomes, Seattle	LHS	—	—	40	—	—	Land Held for Sale
Pearl & Delores, Seattle	LHS	—	—	12	—	—	Land Held for Sale
MLK Townhomes (Howland), Seattle	LHS	—	—	16	—	—	Land Held for Sale
Wynstone East, Federal Way	LHS	—	—	4	—	—	Land Held for Sale
Aston Gardens, Kirkland	LHS	—	—	8	—	—	Land Held for Sale
Royer Spot Lot, Kirkland	LHS	—	—	1	—	—	Land Held for Sale
Pierce County:
Highlands Ridge, Puyallup	2012	46	43	3	2	13	$290
Harbor Hill, Gig Harbor	2014	40	7	33	8	7	$343-$430
Chambers Ridge, Tacoma	2014	24	—	24	5	—	$480-$525
Tehaleh, Bonney Lake	2013	85	47	38	14	20	$266-$369
Thurston County:
Campus Willows, Lacey	2012	50	48	2	1	14	$276-$295
Campus Fairways, Lacey	2014	79	—	39	—	—	$365-$425
Kitsap County:
McCormick Meadows, Poulsbo	2012	167	67	100	12	18	$265-$342
Vinlande Pointe, Poulsbo	2013	90	30	60	10	13	$314-$355
Mountain Aire, Poulsbo	2016	145	—	145	—	—	$310-$373
Closed Communities (Hawthorne, Gig Harbor)				—	—	16

Washington Total		1,752	731	1,055	163	219

Quadrant Total		1,752	731	1,055	163	219

Trendmaker

			Cumulative			Homes Delivered
			Homes			for the Nine
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Manvel	2014	21	—	21	4	—	$454-$496
Southern Trails, Pearland	2014	21	5	16	12	5	$490-$600
Fort Bend County:
Cross Creek Ranch 60’, Fulshear	2013	49	18	31	12	18	$374-$442
Cross Creek Ranch 65’, Fulshear	2013	42	13	29	3	13	$422-$478
Cross Creek Ranch 70’, Fulshear	2013	43	28	15	7	28	$472-$520
Cross Creek Ranch 80’, Fulshear	2013	58	38	20	7	30	$520-$602
Cross Creek Ranch 90’, Fulshear	2013	31	10	21	5	10	$717-$843
Cross Creek Ranch 100’, Fulshear	2013	9	7	2	—	4	$825-$848
Villas @ Cross Creek Ranch, Fulshear	2013	101	53	48	11	29	$454-$496
Cinco Ranch, Katy	2012	76	53	23	17	30	$335-$843
Sienna Plantation, Missouri City	2013	60	23	37	9	14	$548-$685
Lakes of Bella Terra, Richmond	2013	85	49	36	3	21	$461-$557
Villas at Aliana, Richmond	2013	43	30	13	2	19	$397-$437
Riverstone 55’, Sugar Land	2013	48	37	11	8	23	$379-$455
Riverstone 80’ & 100’, Sugar Land	2013	37	20	17	15	20	$558-$710
The Townhomes at Imperial Sugar, Sugar Land	2014	27	—	27	2	—	$360-$481
Galveston County:
Harborwalk, Hitchcock	2014	7	—	7	5	—	$562-$615
Harris County:
Fairfield, Cypress	2010	48	21	27	7	21	$463-$562
Lakes of Fairhaven, Cypress	2008	221	188	33	25	38	$410-$651
Towne Lake Living Views, Cypress	2013	27	9	18	2	9	$438-$533
Calumet Townhomes, Houston	2014	4	—	4	—	—	$650
Clear Lake, Houston	2014	82	—	82	—	—	$375-$600
Montgomery County:
Barton Woods, Conroe	2013	56	26	30	8	18	$276-$295
Villas at Oakhurst, Porter	2013	49	23	26	11	14	$276-$295
Woodtrace, Woodtrace	2014	12	—	12	—	—	$276-$295
Bender’s Landing Estates, Spring	2014	104	—	104	6	—	$276-$295
Other:
Avanti Custom Homes	2007	106	77	29	34	12	$265-$342
Texas Casual Cottages - Round Top	2010	68	53	15	28	7	$314-$355
Texas Casual Cottages - Hill Country	2012	38	35	3	11	11	$310-$373
Closed Communities:
Cross Creek Ranch 55’, Fulshear	2013	1	1	—	—	1
Bridgeland Living Views, Cypress	2013	7	7	—	—	7
Victory Lakes, League City	2008	2	2	—	—	2

Texas Total		1,583	826	757	254	404

Trendmaker Total		1,583	826	757	254	404

TRI Pointe

			Cumulative			Homes Delivered
			Homes			for the Period
	Year of	Total	Delivered as of	Lots as of	Backlog as of	July 7, 2014 to	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Southern California
Los Angeles County:
Tamarind Lane, Azusa	2012	62	62	—	—	6	$510 –$522
Tamarind Lane II, Azusa	2014	26	26	—	—	26	$500 –$512
Avenswood, Azusa	2013	66	32	34	24	12	$648 –$714
Woodson, Los Angeles	2014	66	7	59	44	7	$1,220 –$1,340
Orange County:
Rancho Mission Viejo	2013	105	60	45	17	12	$657 –$719
Truewind, Huntington Beach	2014	49	—	49	4	—	$1,110 –$1,225
Arcadia, Irvine	2013	61	44	2	—	7	$1,190 –$1,420
Arcadia II, Irvine	2014	66	—	18	11	—	$1,165 –$1,420
Fairwind, Huntington Beach	2015	80	—	80	—	—	$910 –$1,100
Cariz, Irvine	2014	112	—	112	9	—	$450 –$595
Messina, Irvine	2014	59	—	10	18	—	$1,505 –$1,620
Riverside County:
Topazridge, Riverside	2012	68	63	5	—	—	$433 –$497
Topazridge II, Riverside	2014	49	17	32	5	17	$464 –$537
Alegre, Temecula	2014	96	—	96	23	—	$291 –$310
Aldea, Temecula	2014	90	—	90	12	—	$258 –$286
Kite Ridge, Riverside	2014	87	—	87	—	—	$485 –$505
Sycamore Creek, Riverside	2015	87	—	87	—	—	$355 –$395
Terrassa Cluster, Corona	2015	94	—	94	—	—
Terrassa, Corona	2015	52	—	52	—	—
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	—	152	—	—	$369 –$413
Kensington at Park Place, Ontario	2015	67	—	67	—	—	$541 –$572
St. James at Park Place, Ontario	2015	57	—	57	—	—	$473 –$505
San Diego County:
Altana, San Diego	2013	45	44	1	1	15	$630 –$728
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$300 –$495

Southern California Total		1,812	355	1,345	168	102

Northern California
Alameda County:
Alameda Landing	2015	255	—	141	—	—	$618 –$918
Parasol, Fremont	2016	39	—	23	—	—	$575-$785
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	8	81	6	8	$618—$918
Hawthorne at Barrington, Brentwood	2014	105	6	99	11	6	$528—$553
Marquette at Barrington, Brentwood	2015	90	—	90	—	—	$610—$645
Wynstone at Barrington, Brentwood	2016	92	—	92	—		$450—$525
Penrose at Barrington, Brentwood	2016	34	—	34	—		$483—$515
San Joaquin County:
Ventana, Tracy	2015	93	—	93	—	—	$450 –$540
Hansen Village, Mountain House	2015	113	—	113	—	—
San Mateo County:
Canterbury, San Mateo	2014	76	10	66	32	10	$870 –$1,230
Santa Clara County:
Avellino, Mountain View	2013	63	41	22	14	17	$1,250 –$1,465
Cobblestone, Milpitas	2015	32	—	32	—	—	$815 –$975
Solano County:
Redstone, Vacaville	2015	141	—	141	—	—	$435 –$510

Northern California Total		1,222	65	1,027	63	41

Colorado
Denver County:
Platt Park North, Denver	2014	29	2	27	5	2	$606 –$610
Douglas County:
Terrain, Castle Rock	2013	149	41	62	26	13	$300 –$358
Terrain 45’, Castle Rock	2014	67	—	67	—	—	$298 –$318
Jefferson County:
Leyden Rock 50’, Arvada	2014	51	—	51	12	—	$350 –$407
Leyden Rock 60’, Arvada	2014	67	—	67	7	—	$417 –$480
Candelas, Arvada	2014	76	—	76	—	—	$555 –$598
Larimer County:
Centerra 5000 Series, Loveland	2014	150	—	40	1	—	$385 –$418

Colorado Total		589	43	390	51	15

TRI Pointe Total		3,623	463	2,762	282	158

Winchester

			Cumulative			Homes Delivered
			Homes			for the Nine
	Year of	Total	Delivered as of	Lots as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Homes(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Maryland
Anne Arundel County:
Hawthornes Grant, Arnold	2014	15	9	6	2	9	$430-$435
Hawthornes Grant lots for sale				50			Land Held for Sale
Watson’s Glen, Millersville
Watson’s Glen I	2015	48	—	48	—	—	$396-$411
Watson’s Glen II	2015	55		55			$411-$426
Frederick County:
Landsdale, Monrovia
Landsdale Village Singles	2015	125	—	125	3	—	$490-$600
Landsdale Lifestyle Singles	2015	97	—	97	3	—	$535-$635
Landsdale Everson Townhomes	2015	100	—	100	—	—	$350-$375
Landsdale TND Neo Everson SFD	2015	77	—	77	—	—	$480-$595
Howard County:
Walnut Creek, Ellicott City	2014	14	6	8	7	6	$990-$1,268
Montgomery County:
Cabin Ranch, Clarksburg
Cabin Branch SFD	2014	252	5	247	4	5	$535-$650
Cabin Branch Boulevard Townhomes	2015	61	—	61	—	—	TBD
Cabin Branch Everson SFD	2014	107	2	105	2	2	$480-$510
Cabin Branch Everson Townhomes	2014	567	7	560	8	7	$360-$438
Stoney Spring, Poolesville	2009	98	98	—	—	12	$517-$767
Preserve at Stoney Spring-Lots for Sale		—	—	7	—	—	Land Held for Sale
Preserve at Rock Creek, Rockville	2012	68	46	22	7	6	$685-$935
Popular Run, Silver Spring
Poplar Run Everson Townhomes	2013	136	42	94	21	23	$400-$478
Poplar Run Lifestyle	2010	195	92	103	10	21	$613-$691
Poplar Run Lots for Sale		—		28	—	—	Land Held for Sale
Poplar Run Village	2010	172	63	109	5	13	$613-$662
Other:
Closed Communities		—	—	—	—	10

Maryland Total		2,187	370	1,902	72	114

Virginia
Chesterfield County:
Founders Bridge, Midlothian	2014	7	—	7	2	—	$580-$685
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	16	12	4	10	$1,380-$1,530
Stuart Mill & Timber Lake, Oakton	2014	19	1	18	4	1	$1,600-$1,750
Henrico County:
Stable Hill, Glen Allen	2013	40	30	10	13	5	$450-$464
Prince William County10/16/2014
Villages of Piedmont	2015	168	—	168	—	—
Loudoun County
Willowsford Greens, Aldie	2014	26	7	19	8	7	$785-$805
Brambleton, Ashburn
Brambleton Emerald Ridge	2012	78	78	—	—	5	$406-$462
English Manor Towns	2014	14	3	11	1	3	$520-$560
Glenmere at Brambleton SFD	2014	30	9	21	18	9	$613-$698
Glenmere at Brambleton Townhomes	2014	51	15	36	17	15	$453-$457
West Park @ Brambleton	2013	41	27	14	14	19	$710-$791
One Loudoun, Ashburn
One Loudoun Chicago Series	2012	43	41	2	—	7	$585-$668
One Loudoun Brooklyn Series	2014	25	10	15	9	10	$690-$715
One Loudoun Manhattan Series	2013	30	20	10	6	15	$685-$715
One Loudoun Philadelphia Series	2012	57	55	2	2	20	$565-$630
Lansdowne	2015	120		120	2	—
Willowsford Grant, Leesburg	2013	36	21	15	11	13	$890-$915

Virginia Total		813	333	480	111	139

Winchester Total		3,000	703	2,382	183	253

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of September 30, 2014 include owned lots in backlog as of September 30, 2014.
(4)	Backlog consists of homes under sales contracts that had not yet closed, and there can be no assurance that closings of sold homes will occur.
(5)	Of the total homes subject to pending sales contracts that have not closed as of September 30, 2014, 938 homes are under construction, 182 homes have completed construction, and 320 homes have not started construction.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies

See Note 1 to the accompanying condensed notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Note 1 to the accompanying condensed notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 18 to the accompanying condensed notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. In addition, our operations are interest rate sensitive as higher mortgage interest rates could negatively affect housing demand. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three and nine months ended September 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that our disclosure controls and procedures were effective as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

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

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Our Business

Our quarterly results of operations may fluctuate because of the seasonal nature of our business and other factors.

We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our consolidated results of operations and financial condition. We typically experience the highest new home order activity during the first and second quarters, although sales velocity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters as new home orders sold earlier in the year convert to home deliveries. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. We expect this seasonal pattern to continue over the long-term, although it may be affected by market cyclicality, but there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods. In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.

Seasonality also requires us to finance construction activities in advance of the receipt of sales proceeds. In many cases, we may not be able to recapture increased costs by raising prices because prices are established upon signing the purchase contract. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete sales of our homes at anticipated pricing levels or within anticipated time frames, our business, liquidity, financial condition and results of operations would be materially and adversely affected.

Our business is cyclical and subject to risks associated with the real estate industry, and adverse changes in general economic or business conditions could reduce the demand for homes and materially and adversely affect us.

The residential homebuilding and land development industry is cyclical and is substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for real estate industry participants, including financing for acquisitions, construction and permanent mortgages;

•	unanticipated increases in expenses, including, without limitation, insurance costs, labor and materials costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies;

•	changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, labor, employment, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990;

•	consumer confidence generally and the confidence of potential homebuyers and others in the real estate industry in particular;

•	financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	the U.S. and global financial systems and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	the cost of construction, labor and materials;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments and capital gain tax rates;

•	housing demand from population growth, household formation and demographic changes (including immigration levels and trends in urban and suburban migration);

•	the supply of available new or existing homes and other housing alternatives, such as condominiums, apartments and other residential rental property;

•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•	employment levels and job and personal income growth and household debt-to-income levels;

•	the rate of inflation;

•	real estate taxes; and

•	the supply of and demand for developable land in our current and expected markets.

Adverse changes in these or other general economic or business conditions may affect our business nationally or in particular regions or localities. During the recent economic downturn, several of the markets we serve, and the U.S. housing market as a whole, experienced a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us. In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly for us to do so. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

We face numerous risks associated with controlling, purchasing, holding and developing land.

We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. Risks inherent in controlling, purchasing, holding and developing land parcels for new home construction are substantial and increase when demand for consumer housing decreases. Moreover, the market value of our land and housing inventories depends on market conditions and may decline after purchase, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. We may have bought and developed, or acquired options on, land at a cost that we will not be able to recover fully or on which we cannot build and sell homes profitably. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements.

The valuation of real property is inherently subjective and based on the individual characteristics of each property. Factors such as changes in regulatory requirements and applicable laws (including in relation to land development and building regulations, taxation and planning), political conditions, environmental conditions and requirements, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations of real property to uncertainty. Moreover, all valuations of real property are made on the basis of assumptions that may not prove to accurately reflect economic or demographic conditions. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be materially and adversely affected and we may not be able to recover our costs when we build and sell houses, land and lots.

The U.S. housing markets experienced dynamic demand and supply patterns in recent years due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our business, financial condition and results of operations. We review the value of our land holdings on a periodic basis. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our business, financial condition and results of operations.

Adverse weather and natural disasters may increase costs, cause project delays and reduce consumer demand for housing.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related events and natural disasters that are beyond our control. These weather-related events and natural disasters include, but are not limited to, droughts, floods, wildfires, landslides, soil subsidence, hurricanes, tornadoes and earthquakes. The occurrence of any of these events could damage our land and projects, cause delays in, or prevent, completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could materially and adversely affect our sales and profitability. We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes and hurricanes.

In addition to directly damaging our land or projects, earthquakes, hurricanes, tornadoes, volcanoes, floods, wildfires or other natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby materially and adversely affecting our ability to market homes or sell land in those areas and possibly increasing the cost to complete construction of our homes.

Certain of the areas in which we operate, particularly in California, have experienced drought conditions from time to time. The Governor of California has proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities; negatively impact the state’s economy and environment; and increase greatly the risk of wildfires across the state. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time.

There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, liquidity, financial condition and results of operations.

We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.

Substantially all of our construction work is performed by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability, cost and skill of contractors and subcontractors and their employees.

The residential construction industry experiences serious shortages of skilled labor from time to time. The difficult operating environment over the last six years in the United States has resulted in the failure of the businesses of some contractors and subcontractors and may result in further failures. In addition, reduced levels of homebuilding in the United States have caused some skilled tradesmen to leave the real estate industry to take jobs in other industries. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of customer satisfaction and materially and adversely affect our business, liquidity, financial condition and results of operations.

Moreover, some of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in immigration laws and trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our business, liquidity, financial condition and results of operations.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage, hour, workers’ compensation and other employment-related liabilities of their contractors. In the event that a regulatory agency reclassified the employees of our contractor or subcontractors as our own employees, we could be responsible for wage, hour, workers’ compensation and other employment-related liabilities with respect to those individuals.

We may incur costs and liabilities if our subcontractors engage in improper construction practices or install defective materials.

In addition, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. We reserve up to 1.0% of the sales price of each home we sell to provide the customer service to our homebuyers. These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be materially and adversely affected.

Raw material shortages and price fluctuations could cause delays or increase our costs.

We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the markets in which we operate, including California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis if such utility shortages, restrictions, moratoriums and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for housing in those markets. Our results of operations may be materially and adversely impacted if further utility shortages, restrictions, moratoriums or rate increases occur in our markets.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our building or other activities.

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements, and any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that certain communities are not feasible for development.

Various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, environment, land use, zoning, density requirements, sales and similar matters apply to or affect the housing industry. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen environmental, health, safety and welfare issues, which can further delay these projects or prevent their development. We may also be required to modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, or to permits or approvals required for such communities, whether brought by governmental authorities or private parties. As a result, home sales could decline and costs could increase, which could materially and adversely affect our business, liquidity, financial condition and results of operations.

We are subject to environmental laws and regulations that may impose significant costs, delays, restrictions or liabilities.

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, impact on wetlands, protection of flora and fauna, handling of or exposure to hazardous materials, including asbestos, and cleanup of contaminated sites. We may be liable for the costs of removal, investigation, mitigation or remediation of hazardous or toxic substances located at any property currently or formerly owned, leased or occupied by us, or at third-party sites to which we have sent or send wastes for disposal, whether or not we caused or knew of such conditions. These conditions can also give rise to claims by governmental authorities or other third parties, including for personal injury, property damage and natural resources damages. Insurance coverage for such claims is nonexistent or impractical. The presence of any of these conditions, or the failure to address any of these conditions properly, or any significant environmental incident, may materially and adversely affect our ability to develop our properties or sell our homes, lots or land in affected communities or to borrow using the affected land as security, or impact our reputation. Environmental impacts have been identified at certain of our active communities, some of which will need to be addressed prior to or during development. We could incur substantial costs in excess of amounts budgeted by us to address such impacts or other environmental or hazardous material conditions that may be discovered in the future at our properties. Any failure to adequately address such impacts or conditions could delay, impede or prevent our development projects.

The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future. Compliance with, or liability under, these environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. In those cases where an endangered or threatened species is involved and related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. In addition, project opponents can delay or impede development activities by bringing challenges to the permits and other approvals required for projects and operations under environmental laws and regulations.

As a result, we cannot assure you that our costs, obligations and liabilities relating to environmental matters will not materially and adversely affect our business, liquidity, financial condition and results of operations.

Changes in global or regional climate conditions and governmental response to such changes may limit, prevent or increase the costs of our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development–or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our consolidated financial statements. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate related regulations.

As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our business and consolidated financial statements. This is a particular concern in the western United States, which have instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country. For example, California has enacted the Global Warming Solutions Act of 2006 to achieve the goal of reducing greenhouse gas emissions to 1990 levels by 2020. As a result, California has adopted and is expected to continue to adopt significant regulations to meet this goal.

We may be unable to develop our communities successfully or within expected timeframes.

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we makes our first home sale on the site. Our costs or the time required to complete development of our communities could increase beyond our estimates after commencing the development process. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to successfully develop and market our communities and to generate positive cash flow from these operations in a timely manner could materially and adversely affect our business, liquidity, financial condition and results of operations and our ability to service our debt and to meet our working capital requirements.

Poor relations with the residents of our communities could negatively impact sales and reputation.

Residents of communities developed by us rely on us to resolve issues or disputes that may arise in connection with the operation or development of our communities. Efforts we make to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could materially and adversely affect sales and our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could materially and adversely affect our results of operations.

The homebuilding industry is highly competitive, and if our competitors are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each geographical market in which we operate. There are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. If we are unable to compete effectively in our markets, our business could decline disproportionately to the businesses of our competitors and our financial condition and results of operations could be materially and adversely affected.

Increased competition could hurt our business, by preventing us from acquiring attractive land parcels on which to build homes or making acquisitions more expensive, hindering our market share expansion and causing us to increase our selling incentives and reduce our prices. Additionally, an oversupply of homes available for sale or a discounting of home prices could materially and adversely affect pricing for homes in the markets in which we operate.

We also compete with the resale, or “previously owned,” home market, the size of which has increased significantly due to the large number of homes that have been foreclosed on, that could be foreclosed on due to the recent economic downturn or that could be offered for sale due to other reasons.

We may be at a competitive disadvantage with respect to larger competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. Due to historical and other factors, some competitors may have a competitive advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competitive advantage could materially and adversely reduce our market share and limit our ability to continue to expand our business as planned.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 18% and 16% for the quarters ended September 30, 2014 and 2013, respectively.

Cancellation rates may rise significantly in the future. If uncertain economic conditions continue, if mortgage financing becomes less available or if current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our business, liquidity, financial condition and results of operations.

Homebuilding is subject to products liability, home warranty and construction defect claims and other litigation in the ordinary course of business that can be significant and may not be covered by insurance.

As a homebuilder, we are currently subject to home warranty, products liability and construction defect claims arising in the ordinary course of business, in addition to other potentially significant lawsuits, arbitration proceedings and other claims, including breach of contract claims, contractual disputes, personal injury claims and disputes relating to defective title or property misdescription. In connection with the Merger, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO. Furthermore, since WRECO self-insured a significant portion of its general liability exposure relating to its operations outside of California and Nevada prior to the Merger, it is likely that some of these claims will not be covered by insurance.

There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain indemnities and insurance as an “additional insured” from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials.

With respect to certain general liability exposures, including construction defects and related claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process require us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Plaintiffs may seek to consolidate multiple parties in one lawsuit or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated and class action lawsuits can be costly to defend and, if we were to lose any consolidated or certified class action suit, it could result in substantial liability.

In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies. This is particularly true in our markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.

We also currently conduct a material portion of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller California operations.

For these reasons, although we actively manage our claims and litigation and actively monitor our reserves and insurance coverage, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, indemnity arrangements and reserves will be adequate to cover liability for any damages, the cost of repairs and litigation, or any other related expenses surrounding the current claims to which we are subject or any future claims that may arise. Such damages and expenses, to the extent that they are not covered by insurance or redress against contractors and subcontractors, could materially and adversely affect our business, liquidity, financial condition and results of operations.

The geographic concentration of our operations in certain regions subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in those regions from factors which may affect any of those regions.

Our operations are currently confined to Arizona, California, Colorado, Maryland, Nevada, Texas, Virginia and Washington. Because our operations are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, financial condition, liquidity and results of operations and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:

•	severe weather;

•	natural disasters (such as earthquakes or fires);

•	shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.

For the nine months ended September 30, 2014, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. If these conditions in California persist or worsen, it could materially and adversely affect our business, liquidity, financial condition and results of operations. Additionally, if the current, relatively weak demand for new homes in California continues or worsens, home prices could stagnate or continue to decline, which could materially and adversely affect us.

Inflation could materially and adversely affect us by increasing the costs of land, raw materials and labor, negatives impacting housing demand, raising our costs of capital, and decreasing our purchasing power.

Inflation could materially and adversely affect us by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market continues to have an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential customers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business, financial condition and results of operations.

Acts of war, terrorism or outbreaks of contagious disease may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, or outbreaks of contagious diseases such as Ebola may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our business, liquidity, financial condition and results of operations.

We are subject to other litigation, which could materially and adversely affect us.

Lawsuits, claims and proceedings have been, or in the future may be, instituted or asserted against us in the normal course of business. Moreover, in connection with the Merger, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously. However, we cannot be certain of the ultimate outcomes of any claims that may arise. To resolve these matters, we may have to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records. Many of these resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be materially and adversely impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to its networked resources.

A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, could materially and adversely affect our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of our projects, health and safety performance is critical to the success of all areas of our business.

Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

Risks Related to the Merger

For additional information concerning the WRECO transaction, please refer to Notes 1 and 2, Unaudited Condensed Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements and the discussion under the caption “WRECO Transaction” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

Our integration of WRECO may not be successful or the anticipated benefits from the Merger may not be realized.

As a result of the consummation of the Merger, we have significantly more sales, assets and employees than we did prior to the consummation of the transaction. The integration process requires us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management is being required to devote a significant amount of time and attention to the process of integrating the operations of TRI Pointe and WRECO. A significant degree of difficulty and management involvement is inherent in that process. These difficulties include, but are not limited to:

•	integrating the operations of WRECO while carrying on our ongoing operations;

•	managing a significantly larger company than before the consummation of the Merger;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

•	integrating two separate business cultures, which may prove to be incompatible;

•	retaining the necessary personnel associated with WRECO;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	integrating information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems; and

•	we have no history of a major integration.

There is no assurance that WRECO will be successfully or cost-effectively integrated. The integration process may cause an interruption of, or loss of momentum in, the activities of our business. All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Merger. If our management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business, liquidity, financial condition and results of operations may be materially and adversely impacted.

Even if we combine the two business operations successfully, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies that are expected to result from the Merger, or realize these benefits within the time frame that is expected. For example, the benefits from the transaction may be offset by costs incurred or delays in integrating the companies. If we fail to realize the benefits it anticipates from the transaction, our business, liquidity, financial condition and results of operations may be materially and adversely affected.

Our tax sharing agreement with WRECO’s former parent restricts our ability to undertake significant actions.

In connection with the WRECO transaction, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) Weyerhaeuser. The Tax Sharing Agreement generally restricts our and our affiliates’ ability to take certain actions that could cause the transaction and related transactions to fail to qualify as tax-free transactions. In particular, for a two-year period following the closing date, our and our affiliates’ ability to undertake any of the following is restricted:

•	enter into any agreement, understanding or arrangement pursuant to which any person would (directly or indirectly) acquire, or have the right to acquire, our capital stock or WRECO capital stock (excepting certain limited circumstances set forth in the Tax Sharing Agreement);

•	merge or consolidate TRI Pointe or WRECO with any other person;

•	liquidate or partially liquidate TRI Pointe or WRECO;

•	cause or permit TRI Pointe or WRECO to be treated as other than a corporate taxpayer for U.S. federal income tax purposes; or

•	cause or permit WRECO to discontinue its engagement in the Real Estate Business (as defined in the Transaction Agreement).

If we intend to take any such restricted action, Weyerhaeuser will be required to cooperate with us in obtaining an Internal Revenue Service ruling or an unqualified tax opinion reasonably acceptable to Weyerhaeuser to the effect that such action will not affect the status of the transactions as tax-free transactions. However, if we take any of the actions above and those actions result in tax-related losses to Weyerhaeuser, then we generally will be required to indemnify Weyerhaeuser for such losses, without regard to whether Weyerhaeuser had given us prior consent.

Due to these restrictions and indemnification obligations under the Tax Sharing Agreement, we will be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to Weyerhaeuser might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable to its ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests.

The historical financial information of WRECO may not be representative of its results or financial condition if it had been operated independently of Weyerhaeuser and, as a result, is not a reliable indicator of its future results.

As discussed in Note 13, Unaudited Condensed Notes to Consolidated Financial Statements, Organization, Basis of Presentation and Summary of Significant Accounting Policies, the Merger is treated as a reverse acquisition and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the closing date of the Merger. Prior to the consummation of the Merger, WRECO was a business segment of Weyerhaeuser. Consequently, the historical financial information included in this Quarterly Report on Form 10-Q was derived from the consolidated financial statements and accounting records of WRECO and reflects all direct costs as well as assumptions and allocations made by management of Weyerhaeuser. The financial position, results of operations and cash flows of WRECO presented may be different from those that would have resulted had WRECO been operated independently of Weyerhaeuser during the applicable periods or at the applicable dates. For example, in preparing the financial statements of WRECO, Weyerhaeuser made allocations of Weyerhaeuser corporate general and administrative expense deemed to be attributable to WRECO. However, these allocations reflect the corporate general and administrative expense attributable to WRECO operated as part of a larger organization and do not necessarily reflect the corporate general and administrative expense that would be incurred by WRECO had it been operated independently. Further, WRECO’s historical financial information does not reflect changes in WRECO’s operations expected to occur in connection with the Merger. As a result, the historical financial information of WRECO is not a reliable indicator of future results.

We may be unable to provide the same types and levels of benefits, services and resources to WRECO that Weyerhaeuser provided, or may be unable to provide them at the same cost.

As a separate reporting segment of Weyerhaeuser, WRECO received benefits and services from Weyerhaeuser and benefitted from Weyerhaeuser’s financial strength and extensive business relationships. There can be no assurance that we will be able to replace those resources adequately or replace them at the same cost. If we are not able to replace the resources provided by Weyerhaeuser, are unable to replace them at the same cost or are delayed in replacing the resources provided by Weyerhaeuser, our results of operations may be materially and adversely impacted.

Risks Related to Conflicts of Interest

The Starwood Fund has the right to nominate one member of our board of directors and its interests may not be aligned with yours.

Pursuant to an Investor Rights Agreement, VII/TPC Holdings, L.L.C., a private equity fund managed by an affiliate of the Starwood Capital Group (the “Starwood Fund”), has the right to nominate one member of our board of directors for as long as it owns at least 5% of our outstanding common stock. The Starwood Fund’s interests may not be fully aligned with yours and this could lead to a strategy that is not in your best interests. Barry Sternlicht, our Chairman of the Board, is also the Chairman and Chief Executive Officer of Starwood Capital Group and Chris Graham, another member of our board of directors, is also a Senior Managing Director at Starwood Capital Group. As a result, Messrs. Sternlicht and Graham will devote only a portion of their business time to their duties with our board of directors and will devote a majority of their business time to their duties with Starwood Capital Group and its affiliates and other commitments. Moreover, we have engaged, and in the future may engage in transactions, such as land purchases, with Starwood Capital Group, Starwood Property Trust (which is managed by Starwood Capital Group) or their affiliates that could present an actual or perceived conflict of interest. As a result, Messrs. Sternlicht and Graham may recuse themselves from actions of our board of directors with respect to approval of these transactions.

As previously disclosed in a Form 8-K that we filed with the SEC on September 5, 2014, the Starwood Fund has informed us that it has pledged certain of its shares of our common stock as collateral in connection with a margin loan. We are not a party to the margin loan documents; however, a foreclosure on the pledged shares could materially and adversely affect the price of our common stock. In addition, the pledged shares of our common stock and margin loan could present an actual or perceived conflict of interest with respect to Messrs. Sternlicht and Graham.

We have no contractual right to access the personnel, relationships or the investing and operational expertise of Starwood Capital Group, which may be withheld from us at any time, and we are likely to lose such access if and when the Starwood Fund ceases to hold a significant investment in our company. Starwood Capital Group may also pursue competing transactions.

We believe that our relationship with Starwood Capital Group provides us with a competitive advantage by providing us with access to the personnel, relationships and the investing and operational expertise of Starwood Capital Group. However, we have not entered into, nor do we anticipate entering into, any exclusivity agreements with Starwood Capital Group, and we have no contractual right to access Starwood Capital Group’s personnel, relationships or expertise. Starwood Capital Group may cease to provide us with access to its personnel, relationships and expertise at any time, or from time to time, and we are likely to lose such access if and when the Starwood Fund ceases to hold a significant investment in our company. Our inability to access Starwood Capital Group’s personnel, relationships or expertise, or the loss of such access in the future, could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations. For example, we believe that our relationship with Starwood Capital Group provides us with access to a greater number of acquisition opportunities than our competitors, and if we do not have access to those opportunities as we currently expect, our ability to grow could be significantly limited, and the number of homes that we build and sell could be materially lower than what we currently anticipate.

In addition, our charter includes a provision whereby we must renounce any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be from time to time presented to the Starwood Fund or any of its affiliates and subsidiaries (other than us and our subsidiaries), officers, directors, agents, stockholders, members, partners or employees and that may be a business opportunity for the Starwood Fund or any of its affiliates and subsidiaries, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. This provision may limit our ability to take advantage of certain business opportunities, which could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations. This provision may also result in misalignment between the Starwood Fund’s interests and the interests of our other stockholders. This provision will cease to be effective on the date that no person who is a director or officer of us is also a director, officer, member, partner or employee of the Starwood Fund or any of its affiliates or subsidiaries.

In addition, Starwood Capital Group is under no obligation to engage in any transactions with us, or to assist us in any way in acquiring land parcels. As a result, Starwood Capital Group may pursue transactions that are competitive with our business, including engaging in acquisitions and/or sales of land and other residential properties for its own benefit, or for the benefit of entities that its affiliates manage, with third parties. Starwood Capital Group may sell land suitable for residential buildout in our current or target markets to our competitors. Any of the foregoing activities by Starwood Capital Group could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Our Indebtedness

For information concerning our outstanding indebtedness at September 30, 2014, please refer to Note 13, Unaudited Condensed Notes to Consolidated Financial Statements included in Part I, Item 1. Financial Statements and the discussion under the caption “Liquidity and Capital Resources” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

Our use of leverage in executing our business strategy exposes us to significant risks.

We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse.

Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of such assets and the ability of the particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur, and our board of directors may change target debt levels at any time without the approval by our stockholders.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect our business and financial condition, including the risks that:

•	it may be more difficult for us to satisfy our obligations with respect to our debt or to our other creditors;

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in acceleration of our debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions, including fluctuations in market interest rates, with no assurance that investment yields will increase with higher financing cost, particularly in the case of debt with a floating interest rate;

•	our debt may limit our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•	we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes;

•	in the case of secured indebtedness, we could lose our ownership interests in our land parcels or other assets because defaults thereunder may result in foreclosure actions initiated by lenders;

•	our debt may limit our ability to buy back our common stock or pay cash dividends;

•	our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or otherwise in an amount sufficient to enable us to service or refinance our indebtedness, or to fund our other liquidity needs. We may also need to refinance all or a portion of our existing or future indebtedness on or before its maturity, and we cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on the refinanced debt, increases in interest expense could materially and adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in significant losses.

We may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we will risk losing to foreclosure some or all of our assets that may be pledged to secure our obligations and we may have to take actions such as selling assets, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Additionally, unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our business, liquidity, financial condition and results of operations.

We may require significant additional capital in the future and may not be able to secure adequate funds on acceptable terms.

The expansion and development of our business following the Merger may require significant additional capital, which we may be unable to obtain, to fund our operating expenses, including working capital needs.

We expect to meet our current capital requirements with existing cash and cash equivalents, borrowings under the Facility and cash flow from operations (including sales of our existing and future homes and land). Additionally, in connection with the Merger, we assumed WRECO’s obligations as issuer of the Senior Notes. The net proceeds from the sale of the Senior Notes was approximately $861.3 million, approximately $743.7 million of which was paid to WRECO’s former parent as part of the WRECO transaction and the remaining $117.6 million of which was retained by us to be used for general corporate purposes. Accordingly, while we assumed the obligations as issuer of the entire aggregate principal amount of the Notes, we retained only a relatively small portion of the net proceeds.

We may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements. To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may need to refinance all or a portion of our debt on or before its maturity, or obtain additional equity or debt financing sooner than anticipated, which could materially and adversely affect our liquidity and financial condition if financing cannot be secured on reasonable terms. As a result, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential, including relative to other opportunities;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

During the recent economic downturn, domestic financial markets experienced unusual volatility, uncertainty and a restricting of liquidity in both the investment grade debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. In the event of another economic downturn or its general economic conditions should worsen, potential lenders may be unwilling or unable to provide us with suitable financing or may charge us prohibitively high fees in order to obtain financing. Moreover, due to the restrictions under the Tax Sharing Agreement, we are also currently limited in our ability to pursue equity or convertible debt financings. As a result, depending on market conditions at the relevant time, we may have to rely more heavily on less efficient forms of debt financing that require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes. Consequently, there is substantial uncertainty regarding our ability to access the credit and capital markets in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be materially and adversely affected by our inability to secure additional financing on reasonable terms, if at all. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any of the foregoing factors could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements contain, and the financing arrangements it may enter into in the future will likely contain, covenants affecting its ability to, among other things:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	reduce liquidity below certain levels;

•	pay dividends or make distributions on our capital stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens;

•	engage in sale-leaseback transactions; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, it could materially and adversely affect our business, liquidity, financial condition and results of operations. These and certain other restrictions could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

Higher interest rates may materially and adversely affect our cash flows and results of operations.

We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our cash flows and results of operations.

Failure to hedge effectively against interest rate changes may materially and adversely affect our business, liquidity, financial condition and results of operations.

We may obtain one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations. Failure of our hedging mechanisms could materially and adversely affect our business, liquidity, financial condition and results of operations.

Risks Related to Our Organization and Structure

We are and will continue to be dependent on key personnel and certain members of our management team.

Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer and Treasurer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. Although we have entered into employment agreements with Messrs. Bauer, Mitchell and Grubbs, there is no guarantee that these executives will remain employed with us and we have not adopted a succession plan. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our business, liquidity, financial condition and results of operations.

Our ability to retain our management team and key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from any member of our management team or key personnel, or the potential that they could have competing obligations and will only spend a portion of their time working for us, could materially and adversely impact our business, financial condition and results of operations. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our management from existing operations. Moreover, such a loss could be negatively perceived in the capital markets.

Although we are currently considering our insurance coverage, we have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control systems reflects resource constraints and the benefits of controls must be considered in relation to their costs. Accordingly, there can be no assurance that all control issues or fraud will be detected. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock.

We are no longer an “emerging growth company” and as a result are subject to additional disclosure and other obligations.

As a result of the consummation of the Merger, we no longer qualify for status as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act. As an emerging growth company, we were permitted to take advantage of exemptions from certain reporting and other requirements applicable to public companies, including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting. Because we no longer qualify as an emerging growth company, we are now subject to additional disclosure and other obligations that will place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant one-time and ongoing expenses. Although we have submitted a request for partial, temporary relief from the auditor attestation requirement to the Staff of the Securities and Exchange Commission, there is no assurance that the Staff will grant such relief. We expect to incur significant one-time and ongoing expenses in connection with meeting the auditor attestation requirement. Further, there is no assurance that our independent auditor will be able to provide an unqualified attestation report on internal control over financial reporting. If our independent auditor is unable to provide an unqualified attestation report, investors could lose confidence in the reliability of our financial statements, and our stock price could be materially and adversely affected.

Changes in accounting rules, assumptions and/or judgments could delay the dissemination of our financial statements and cause us to restate prior period financial statements.

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

Our joint venture investments could be materially and adversely affected by lack of sole decision making authority, reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We have co-invested, and we may co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of land acquisition and/or developments. We will not be in a position to exercise sole decision-making authority regarding the land acquisitions and/or developments undertaken by our current joint ventures and any future joint ventures in which we may co-invest, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions or otherwise meet their contractual obligations, make poor business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither us nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers.

Item 5.	Other Information

The board of directors has fixed May 8, 2015 as the date for the 2015 annual meeting of stockholders. Because this represents a change of more than 30 days from the anniversary of the our 2014 annual shareholders’ meeting, we have set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in the Company’s proxy materials for the 2015 Annual Meeting. In order to be considered for inclusion, such proposals must be received in writing by the Company before the close of business on December 30, 2014 and delivered to the Company’s Secretary at Company’s principal executive offices located at 19520 Jamboree Road, Suite 200, Irvine, California 92612. Proposals must also comply with the applicable requirements of Rule

14a-8 of the Exchange Act regarding the inclusion of shareholder proposals in company-sponsored proxy materials and other applicable laws. The December 30, 2014 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

Additionally, in order for a stockholder to bring business before the 2015 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a director, it must provide timely notice within the applicable time period set forth in the advance notice provisions of the Company’s Bylaws. The Bylaws provide that notice must be delivered or mailed to and received at the principal executive offices of the Company no less than 90 days (February 8, 2015) nor more than 120 days (January 8, 2015) prior to the date of the 2015 Annual Meeting. Notice must be given to the Company’s Secretary at the Company’s principal executive offices located at 19520 Jamboree Road, Suite 200, Irvine, California 92612.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

2.2	Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (filed Mar. 28, 2014))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (filed Mar. 28, 2013))

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (filed Aug. 13, 2013))

3.3	Amendment to Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 6, 2014)

4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (filed Dec. 21, 2012))

4.2	Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.3	First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4	Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.5	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.6	First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.7	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.8	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.9	First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.10	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.1	Joinder Agreement to Purchase Agreement, dated as of July 7, 2014, relating to the 4.375% Senior Notes due 2019 and 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.2	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.3	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.4	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.5	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

10.6	Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: November 13, 2014