Form 10-K
period 2014-12-31
TRI Pointe Homes, Inc.
filed 2015-03-12
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35796

TRI Pointe Homes, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3201111
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

19540 Jamboree Road, Suite 300

Irvine, California 92612

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 438-1400

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price of $15.72 as reported by the New York Stock Exchange, was $265,187,078.

161,587,547  shares of common stock were issued and outstanding as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions from the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Homes, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

These statements:

•	use forward-looking terminology;
•	are based on various assumptions made by us; and
•	may not be accurate because of risks and uncertainties surrounding the assumptions that are made.

Factors listed in this section - as well as other factors not included - may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations or financial condition.

We will not update the forward-looking statement contained in this annual report on Form 10-K, unless otherwise required by law.

Forward-Looking Statements

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes, including, without limitation, our transaction with Weyerhaeuser Real Estate Company (WRECO). These forward-looking statements include, but are not limited to, statements regarding expected benefits of the WRECO transaction, integration plans and expected synergies therefrom, and our anticipated future financial and operating performance and results, including our estimates for growth.

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

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•	levels of competition;
•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•	global economic conditions;
•	raw material prices;
•	energy prices;

•	the effect of weather;
•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;
•	transportation costs;
•	federal and state tax policies;
•	the effect of land use, environment and other governmental regulations;
•	legal proceedings;
•

risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	the risk that disruptions from the transaction with WRECO will harm our business;
•	our ability to achieve the benefits of the transaction with WRECO in the estimated amount and the anticipated timeframe, if at all;
•	our ability to integrate WRECO successfully and to achieve the anticipated synergies therefrom;
•	change in accounting principles;
•	risks related to unauthorized access to our computer systems, theft of our customer’s confidential information or other forms of cyber-attack; and
•	other factors described in “Risk Factors.”

Explanatory Note

On the Closing Date, TRI Pointe Homes consummated the previously announced Merger with WRECO.  In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly-owned subsidiary of TRI Pointe.  Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock.  On the Closing Date, Weyerhaeuser paid TRI Pointe an adjustment amount of $31.5 million in cash in accordance with the Transaction Agreement.

As used in this annual report on Form 10-K, unless the context otherwise requires:

•	"Closing Date" refers to July 7, 2014;
•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;
•	"GAAP" refers to U.S. generally accepted accounting principles.
•	"legacy TRI Pointe" refers to the operations of TRI Pointe Homes, Inc. before the Closing Date;
•	"Merger" refers to the merger of a wholly-owned subsidiary of TRI Pointe with and into WRECO, with WRECO surviving the merger and becoming a wholly-owned subsidiary of TRI Pointe.
•	"SEC" refers to the United States Securities and Exchange Commission;
•	"Transaction Agreement" refers to the agreement dated as of November 3, 2013 by and among Weyerhaeuser, TRI Pointe, WRECO, and a wholly-owned subsidiary of TRI Pointe;
•	"TRI Pointe" refers to TRI Pointe Homes, Inc., a Delaware corporation;
•	“We,” “us,” “our,” or “the Company” refer to TRI Pointe and its consolidated subsidiaries; and
•	"Weyerhaeuser" refers to Weyerhaeuser Company, the former parent of WRECO;
•	"WRECO" refers to Weyerhaeuser Real Estate Company, which following the Closing Date was renamed "TRI Pointe Holdings, Inc."

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.  The section entitled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K discuss some of the important risk factors that may affect our business, results of operations and financial condition.  You should carefully consider those risks, in addition to the information in this annual report on Form 10-K, before deciding to invest in, or maintain your investment in, our common stock.

part i

Item 1.	Business

Our Company

TRI Pointe was founded in April 2009, towards the end of an unprecedented downturn in the national homebuilding industry, by our current management team (Messrs. Bauer, Mitchell and Grubbs) with over a century of collective industry experience. Since our formation, we have grown from a fee homebuilder in Southern California to a regionally focused national homebuilder with a portfolio of six quality homebuilding brands operating in 10 markets across eight states, including Maracay Homes in Arizona; Pardee Homes in California and Nevada; Quadrant Homes in Washington; Trendmaker Homes in Texas; TRI Pointe Homes in California and Colorado; and Winchester Homes in Maryland and Virginia.

Our growth strategy is to continue to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2014, our operations consisted of 108 active selling communities and 29,718 lots owned or controlled.

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

Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including entry-level, first time move-up and move-up homes. As a result, we build across a variety of base sales price points, ranging from approximately $167,000 to $2.2 million, and home sizes, ranging from approximately 1,000 to 6,500 square feet. Cutting edge product development as well as exemplary customer service are key components of the lifestyle connection we seek to establish with each individual homebuyer. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our Competitive Strengths

We believe the following strengths will provide us with a significant competitive advantage in implementing our business strategy:

Experienced and Proven Leadership

Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 20 years and have a successful track record of managing and growing a public homebuilding company.  Their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets. In addition, each homebuilding company is managed by presidents who have substantial industry knowledge and local market expertise.  The average homebuilding experience of these presidents exceeds 20 years.  We believe that our management team’s prior experience, extensive relationships and strong local reputation provide us with a competitive advantage in being able to secure projects, obtain entitlements, build quality homes and complete projects within budget and on schedule.

Focus on High Growth Core Markets

Our business is well-positioned to capitalize on the broader national housing market recovery. We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California, Colorado, Houston, Phoenix and Tucson, Las Vegas, the Washington, D.C. metro area and the Puget Sound region of Washington State.  These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Moreover, our management team has deep local market knowledge of the homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to efficiently source, entitle and close on land.

Attractive Land Positions to Support Future Growth

We believe that we have strong land positions strategically located within our core markets.  We select communities with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics that we believe will support long-term growth.

Strong Operational Discipline and Controls

Our management team possesses significant operating expertise, including previously running another large public homebuilder. The perspective gained from that experience has helped shape the strict discipline and hands-on approach with which our company is managed. Our strict operating discipline including financial accountability at the project management level is a key part of our strategy to maximize returns while minimizing risk.

Our Business Strategy

Our business strategy is focused on the design, construction and sale of premium single-family homes through our portfolio of six quality brands across eight states, including Maracay Homes in Arizona; Pardee Homes in California and Nevada; Quadrant Homes in Washington; Trendmaker Homes in Texas; TRI Pointe Homes in California and Colorado; and Winchester Homes in Maryland and Virginia. Our business strategy is driven by the following:

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders will enable us to continue to acquire well-positioned land parcels in our target markets and provide us access to a greater number of acquisition opportunities. We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target customer’s expectations, while operating at competitive costs.

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

Provide Superior Design and Homeowner Experience and Service

We consider ourselves a “progressive” homebuilder driven by exemplary customer experience, cutting-edge product development and exceptional execution. Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to the buyer’s lifestyle needs and enhancing communication, knowledge and satisfaction. We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants. As a result, our selling process focuses on the homes’ features, benefits, quality and design in addition to the traditional metrics of price and square footage. In addition, we devote significant resources to the research and design of our homes to better meet the needs of our buyers. Through our “TRI-e3 Green” and “Living Smart” platforms, we provide homes that we believe are earth-friendly, enhance homeowners’ comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes. Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of buyers referred to our communities.

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

Focus on Efficient Cost Structure and Target Attractive Returns

We believe that our homebuilding platform and our focus on controlling costs position us well to generate attractive returns for our shareholders. Our experienced management team is vigilant in maintaining its focus on controlling costs. We competitively bid each phase of development while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.

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

Utilize Prudent Leverage

Our ongoing financial strategy includes redeployment of cash flows from continuing operations and debt to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2014, we had $274.7 million of outstanding notes payable and $887.5 million of outstanding senior notes as well as $170.6 million in cash and cash equivalents and $153.2 million available under our unsecured revolving credit facility.

Owned and Controlled Lots

As of December 31, 2014, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 29,718 lots.  Excluded from owned and controlled lots are those related to note 8 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2014(1).

			Lots
	Lots	Lots	Owned and
	Owned	Controlled	Controlled
Maracay	1,280	705	1,985
Pardee	17,354	285	17,639
Quadrant	973	571	1,544
Trendmaker	805	1,268	2,073
TRI Pointe	2,868	858	3,726
Winchester	2,255	496	2,751
Total	25,535	4,183	29,718
(1)	Includes lots that are under land option contracts or purchase contracts.

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of December 31, 2014 and includes information on current projects under development where we are building and selling homes.

Maracay

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	73	29	8	9	$239 - 304
Verrado Palisades	2015	63	-	63	6	-	$305 - 378
Verrado Victory	2015	98	-	98	-	-	$368 - 371
City of Chandler:
Artesian Ranch	2013	90	30	60	6	22	$348 - 404
Vaquero Ranch	2013	63	38	25	1	27	$309 - 389
Maracay at Layton Lakes	2015	47	-	47	-	-	$459 - 499
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	86	21	65	6	21	$271 - 336
Trestle Place at Bridges of Gilbert	2014	28	28	-	12	28	$328 - 408
Warner Groves B - 5500's	2016	66	-	66	-	-	$355 - 424
City of Goodyear:
Calderra at Palm Valley	2013	63	56	7	4	25	$269 - 346
Los Vientos at Palm Valley	2013	57	52	5	4	26	$331 - 355
City of Mesa:
Kinetic Point at Eastmark	2013	80	29	51	11	21	$259 - 339
Lumiere Garden at Eastmark	2013	85	35	50	5	31	$313 - 382
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	50	112	7	34	$203 - 249
Maracay at Northlands	2014	24	8	16	8	8	$312 - 393
Town of Queen Creek:
Montelena	2012	59	52	7	3	20	$375 - 447
The Preserve at Hastings Farms	2014	89	15	74	4	15	$275 - 343
Villagio	2013	135	60	75	7	30	$274 - 332
Other:
Closed Communities		268	268	-	-	35
Phoenix, Arizona Total		1,665	815	850	92	352
Tucson, Arizona
Marana:
Tortolita Vistas	2014	25	9	16	5	9	$449 - 506
Oro Valley:
Rancho Vistoso	2016	342	-	342	-	-	$231 - 456
Tucson:
Deseo at Sabino Canyon	2014	39	22	17	3	22	$419 - 505
Rancho del Cobre	2014	68	13	55	5	13	$389 - 460
Tucson, Arizona Total		474	44	430	13	44
Maracay Total		2,139	859	1,280	105	396

Pardee

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	38	79	20	29	$1,756 - $2,200
Sorrento Heights	2012	113	113	-	-	43	-
Sorrento Ridge	2014	58	58	-	-	58	-
Sorrento Terrace	2012	71	71	-	-	10	-
Sorrento Heights Prestige Collection	2014	20	18	2	-	18	$855 - $908
Watermark	2013	160	63	97	28	47	$1,125 - $1,285
Canterra	2015	89	-	89	-	-	$720 - $740
Casabella	2015	122	-	122	-	-	$825 - $855
Verana	2015	78	-	78	-	-	$975 - $1,040
Pacific Highlands Ranch Future	TBD	1,059	-	1,059	-	-	TBD
Olive Hill Estate	2015	37	-	37	-	-	$638 - $750
Castlerock	TBD	430	-	430	-	-	$473 - $708
Meadowood	TBD	844	-	844	-	-	$290 - $590
Sea View Terrace	2014	40	1	39	14	1	$308 - $340
Parkview Condos	2016	73	-	73	-	-	$345 - $370
Ocean View Hills Future	TBD	1,020	-	1,020	-	-	TBD
South Otay Mesa	TBD	893	-	893	-	-	$185 - $530
Alta Del Mar Custom Lots (Residential Lot Sales)	2013	29	23	6	-	-	$895 - $1,950
Los Angeles County:
LivingSmart @ Fair Oaks Ranch	2011	124	123	1	-	28	$483 - $509
Crestview	2012	54	54	-	-	2	-
Oak Crest	2009	77	77	-	-	1	-
Golden Valley	TBD	498	-	498	-	-	$499 - $807
Skyline Ranch	TBD	1,260	-	1,260	-	-	$510 - $640
Ventura County:
LivingSmart @ Moorpark Highlands, Moorpark	2013	133	84	49	17	74	$582 - $611

Riverside County:
Hillside	2012	182	180	2	2	44	$284 - $301
Meadow Ridge	2013	142	56	86	19	31	$340 - $440
Parkside	2012	151	151	-	-	32	-
LivingSmart Canyon Hills	2010	231	231	-	-	2	-
Amberleaf	2014	131	21	110	8	21	$294 - $338
Meadow Glen	2014	140	42	98	12	42	$321 - $380
Canyon Hills Future	TBD	666	-	666	-	-	TBD
Christensen	2016	74	-	74	-	-	$338 - $437
LivingSmart Tournament Hills	2010	235	233	2	2	53	$261 - $334
Lakeside	2012	167	148	19	10	53	$235 - $278
Tournament Hills Future	TBD	268	-	268	-	-	TBD
LivingSmart Sundance	2013	141	110	31	9	45	$275 - $327
LivingSmart Estrella	2013	127	121	6	4	107	$214 - $237
Woodmont	2014	74	11	63	14	11	$307 - $371
Cielo	2015	92	-	92	-	-	$215 - $235
Northstar	2015	80	-	80	-	-	$270 - $310
Skycrest	2015	91	-	91	-	-	$311 - $350
Sundance Future	TBD	1,701	-	1,701	-	-	TBD
Banning	TBD	4,318	-	4,318	-	-	$167 - $250
Sacramento County:
Natomas	TBD	120	-	120	-	-	TBD
San Joaquin County:
Bear Creek	TBD	1,252	-	1,252	-	-	TBD
California Total		17,782	2,027	15,755	159	752
Nevada
Clark County:
LivingSmart @ Eldorado Ridge	2012	162	123	39	4	42	$255- $306
LivingSmart @ Eldorado Heights	2013	115	86	29	9	47	$302 - $392
LivingSmart Sandstone	2013	145	43	102	4	31	$222 - $255
Ridgeview	2015	4	-	4	-	-	$227 - $283
Future	TBD	480	-	480	-	-	TBD
Horizon Terrace	2014	136	28	108	7	28	$395- $450
Solano	2014	132	5	127	8	5	$289 - $312
Alterra	2015	106	-	106	10	-	$455 - $500
POD 2-2 Future	2015	75	-	75	-	-	TBD
POD 5-1 Future	TBD	215	-	215	-	-	TBD
Durango Ranch	2012	193	109	84	12	27	$460 - $536
Durango Trail	2014	77	41	36	2	41	$373 - $399
LivingSmart @ Providence	2012	106	105	1	1	27	$260 - $323
Encanto	2015	85	-	85	-	-	$394 - $456
Summerglen	2014	140	32	108	2	32	$295 - $305
Nevada Total		2,171	572	1,599	59	280
Pardee Total		19,953	2,599	17,354	218	1,032

Quadrant

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	360	63	7	32	$220 - $318
Skagit Pod D, Mt Vernon	TBD	11	-	11	-	-	TBD
Skagit Surplus - Pod E, Mt Vernon	TBD	4	-	4	-	-	TBD
Snohomish County:
Sonterra, Lake Stevens	2013	44	42	2	-	31	$357 - $362
Kings Corner 1&2, Mill Creek	2014	116	44	72	10	39	$430 - $544
Filbert Glen, Bothell	2015	16	-	16	-	-	$475 - $560
King's Corner 3, Mill Creek	2016	29	-	29	-	-	$306 - $370
King County:
Evoke at the Willows, Kirkland	2015	7	-	7	7	-	$860 - $925
Evoke at Pine Lake, Sammamish	2013	13	11	2	2	10	$781 - $862
Evoke at 132nd, Kirkland	2014	7	7	-	-	7
Beclan Place, Renton	2013	30	27	3	-	23	$593-$600
Wynstone East, Federal Way	2013	57	49	8	6	27	$400 - $420
Woodland, Woodinville	2014	23	9	14	13	9	$556 - $661
Garrison Glen, Kent	2014	30	5	25	3	5	$350 - $450
Sonata Hill, Auburn	2014	71	7	64	7	7	$320 - $415
Ibrahim, Issaquah	2015	2	-	2	-	-	$1,209 - $1,239
The Gardens at Eastlake, Sammamish	2015	8	-	8	-	-	$810 - $900
Heather Ridge, Kirkland	2015	41	-	41	-	-	$450 - $750
Hedgewood, Redmond	2015	11	-	11	-	-	$650 - $757
Grasslawn Estates, Redmond	2015	4	-	4	-	-	$930 - $985
Vintner's Place, Kirkland	2015	35	-	35	-	-	$600- $680
English Landing, Redmond	2015	16	-	16	-	-	$730 - $810
Trailside, Redmond	2016	9	-	9	-	-	$686 - $735
Copperwood, Renton	2016	46	-	4	-	-	$520 - $626
Parkwood Terrace, Woodinville	2016	15	-	6	-	-	$629 - $694
Cedar Landing, North Bend	2017	111	-	13	-	-	$500 - $650
35th Avenue Townhomes, Seattle	TBD	17	-	17	-	-	TBD
42nd Avenue Townhomes, Seattle	TBD	40	-	40	-	-	TBD
Pearl & Delores, Seattle	TBD	12	-	12	-	-	TBD
MLK Townhomes, Seattle	TBD	16	-	16	-	-	TBD
Wynstone, Federal Way	TBD	4	-	4	-	-	TBD
Pierce County:
Highlands Ridge, Puyallup	2012	46	45	1	1	15	$275
Harbor Hill, Gig Harbor	2014	40	11	29	10	11	$346- $433
Chambers Ridge, Tacoma	2014	24	1	23	9	1	$480 - $525
Tehaleh, Bonney Lake	2013	85	55	30	13	28	$266 - $369

Thurston County:
Campus Willows, Lacey	2012	50	49	1	1	15	$276 - $295
Campus Fairways, Lacey	2015	79	-	39	2	-	$405 - $465
Kitsap County:
McCormick Meadows, Poulsbo	2012	167	75	92	9	26	$265 - $342
Vinlande Pointe, Poulsbo	2013	90	35	55	13	18	$314 - $355
Mountain Aire, Poulsbo	2016	145	-	145	-	-	$310 - $373
Closed Communities	N/A			-	-	16	-
Washington Total		1,994	832	973	113	320
Quadrant Total		1,994	832	973	113	320

Trendmaker

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Manvel	2014	21	2	19	4	2	$454 - $496
Southern Trails, Pearland	2014	26	9	17	11	9	$490 - $600
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	52	30	22	5	30	$374 - $442
Cross Creek Ranch 65', Fulshear	2013	44	18	26	3	18	$422 - $478
Cross Creek Ranch 70', Fulshear	2013	68	35	33	2	35	$472 - $520
Cross Creek Ranch 80', Fulshear	2013	80	48	32	6	40	$520 - $602
Cross Creek Ranch 90', Fulshear	2013	31	12	19	4	12	$717 - $843
Cross Creek Ranch 100', Fulshear	2013	9	9	-	-	6	$825 - $848
Villas @ Cross Creek Ranch, Fulshear	2013	101	62	39	7	38	$454 - $496
Cinco Ranch, Katy	2012	93	62	31	12	39	$335 - $843
Sienna Plantation, Missouri City	2013	60	31	29	6	22	$548 - $685
Lakes of Bella Terra, Richmond	2013	93	55	38	3	27	$461 - $557
Villas at Aliana, Richmond	2013	58	35	23	6	24	$397 - $437
Riverstone 55', Sugar Land	2013	79	46	33	6	32	$379 - $455
Riverstone 80' & 100', Sugar Land	2013	55	28	27	21	28	$558 - $710
The Townhomes at Imperial Sugar, Sugar Land	2015	27	-	27	2	-	$360 - $481
Galveston County:
Harborwalk, Hitchcock	2014	9	2	7	3	2	$562 - $615
Harris County:
Fairfield, Cypress	2010	60	22	38	9	22	$463 - $562
Lakes of Fairhaven, Cypress	2008	234	206	28	15	56	$410 - $651
Towne Lake Living Views, Cypress	2013	34	12	22	2	12	$438 - $533
Calumet Townhomes, Houston	2015	4	-	4	-	-	$650
The Groves, Humble	2015	6	-	6	2	-	$441-$479
Clear Lake, Houston	2015	58	-	58	-	-	$375 - $600
Montgomery County:
Barton Woods, Conroe	2013	64	33	31	7	25	$400 - $596
Villas at Oakhurst, Porter	2013	55	32	23	8	23	$368 - $408
Woodtrace, Woodtrace	2015	24	-	24	1	-	$482 - $533
Bender's Landing Estates, Spring	2014	104	1	103	5	1	$458 - $623
Other:
Avanti Custom Homes	2007	112	86	26	30	21	$416 - $643
Texas Casual Cottages - Round Top	2010	74	61	13	27	15	$204 - $433
Texas Casual Cottages - Hill Country	2012	43	36	7	11	12	$201 - $478

Closed Communities:
Cross Creek Ranch 55', Fulshear	2013	1	1	-	-	1
Bridgeland Living Views, Cypress	2013	7	7	-	-	7
Victory Lakes, League City	2008	2	2	-	-	2
Texas Total		1,788	983	805	218	561
Trendmaker Total		1,788	983	805	218	561

TRI Pointe

			Cumulative			Homes Delivered
			Homes	Lots		for the Period
	Year of	Total	Delivered as of	Owned as of	Backlog as of	July 7, 2014	Sales Price
	First	Number of	December 31,	December 31,	December 31,	to December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Southern California
Orange County:
Rancho Mission Viejo	2013	105	81	24	9	33	$669 - $715
Truewind, Huntington Beach	2014	49	9	40	2	9	$1,015 - $1,140
Arcadia, Irvine	2013	61	45	1	1	8	$1,162 - $1,420
Arcadia II, Irvine	2014	66	11	7	5	11	$1,162 - $1,232
Fairwind, Huntington Beach	2015	80	-	80	7	-	$855 - $955
Cariz, Irvine	2014	112	19	93	15	19	$457 - $600
Messina, Irvine	2014	59	8	14	9	8	$1,515 - $1,630
Aria-Rancho Mission Viejo	2016	87	-	87	-	-	$645 - $680
Auberine-Rancho Mission Viejo	2016	66	-	66	-	-	$995 - $1,105
San Diego County:
Altana, San Diego	2013	45	44	1	-	15	$630 - $728
Riverside County:
Topazridge, Riverside	2012	68	63	5	-	-	$464 - $530
Topazridge II, Riverside	2014	49	23	26	1	23	$464 - $525
Alegre, Temecula	2014	96	19	77	12	19	$281 - $312
Aldea, Temecula	2014	90	23	67	4	23	$260 - $290
Kite Ridge, Riverside	2015	87	-	87	-	-	$445 - $470
Sycamore Creek, Riverside	2015	87	-	87	-	-	$383 - $400
Terrassa Cluster, Corona	2015	94	-	94	-	-	$435 - $485
Terrassa, Corona	2015	52	-	52	-	-	$495 - $545
Los Angeles County:
Tamarind Lane, Azusa	2012	62	62	-	-	6	$510 - $522
Tamarind Lane II, Azusa	2014	26	26	-	-	26	$500 - $512
Avenswood, Azusa	2013	66	54	12	10	34	$673 - $738
Woodson, Playa Vista	2014	66	40	26	22	40	$1,260 - $1,370
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	-	152	-	-	$379 - $425
Kensington at Park Place, Ontario	2015	67	-	67	-	-	$526 - $557
St. James at Park Place, Ontario	2015	57	-	57	-	-	$453 - $484
Ventura County:
The Westerlies, Oxnard	2015	116	-	116	-	-	$326 - $499
Southern California Total		1,965	527	1,338	97	274

Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	17	72	5	17	$618 -$918
Hawthorne at Barrington, Brentwood	2014	105	19	86	2	19	$515 - $575
Marquette at Barrington, Brentwood	2015	90	-	90	-	-	$475 - $675
Wynstone at Barrington, Brentwood	2016	92	-	92	-	-	$450 - $525
Penrose at Barrington, Brentwood	2016	34	-	34	-	-	$483 - $515
Santa Clara County:
Avellino, Mountain View	2013	63	55	8	8	31	$1,205 - $1,498
Cobblestone, Milpitas	2015	32	-	32	-	-	$835 - $995
San Mateo County:
Canterbury, San Mateo	2014	76	26	50	30	26	$940 - $1,230
Solano County:
Redstone, Vacaville	2015	141	-	141	-	-	$435 - $510
San Joaquin County:
Ventana, Tracy	2015	93	-	93	2	-	$435 - $535
Hansen Village, Mountain House	2015	113	-	113	-	-	$534 - $582
Alameda County:
Cadence, Alameda Landing	2015	91	-	67	8	-	$880 - $1,050
Linear, Alameda Landing	2015	108	-	74	7	-	$565 - $800
Symmetry, Alameda Landing	2016	56	-	56	-	-	$700 - $785
Parasol, Fremont	2016	39	-	39	-	-	$550 - $785
Northern California Total		1,222	117	1,047	62	93
California Total		3,187	644	2,385	159	367
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	56	47	21	28	$313 - $366
Terrain 3500 Series, Castle Rock	2015	67	-	67	5	-	$292 - $315
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	5	46	21	5	$375 - $430
Leyden Rock 5000 Series, Arvada	2015	67	-	67	16	-	$432 - $492
Candelas, Arvada	2015	76	-	76	2	-	$560 - $619
Denver County:
Platt Park North, Denver	2014	29	4	25	13	4	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	-	40	6	-	$388 - $419
Arapahoe County:
Whispering Pines, Aurora	2015	115	-	115	-	-	$518 - $588
Colorado Total		704	65	483	84	37
TRI Pointe Total		3,891	709	2,868	243	404

Winchester

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2014	2014(3)	2014(4)(5)	2014	(in thousands)(6)
Maryland
Anne Arundel County:
Hawthornes Grant, Arnold	2014	15	12	3	1	12	$430 - $435
Hawthornes Grant lots for sale	N/A	35		35			N/A
Watson's Glen, Millersville
Watson's Glen I	2015	48	-	48	-	-	$390 - $424
Watson's Glen II	2015	55	-	55	-	-	$411-$426
Frederick County:
Landsdale, Monrovia
Landsdale Village Singles	2015	125	-	125	5	-	$490 - $600
Landsdale Lifestyle Singles	2015	97	-	97	5	-	$535 - $635
Landsdale Everson Townhomes	2015	100	-	100	-	-	$350 - $375
Landsdale Neo Everson	2015	77	-	77	-	-	$480 - $595
Howard County:
Walnut Creek, Ellicott City	2014	15	9	6	6	9	$990 - $1,268
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	252	9	243	3	9	$535 - $650
Cabin Branch Boulevard Townhomes	2015	61	-	61	-	-	TBD
Cabin Branch Everson SFD	2014	107	7	100	4	7	$480 - $510
Cabin Branch Everson Townhomes	2014	567	21	546	5	21	$360 - $438
Preserve at Stoney Spring-Lots for Sale	N/A	7	-	7	-	-	NA
Preserve at Rock Creek, Rockville	2012	68	46	22	7	6	$685 - $935
Poplar Run, Silver Spring
Poplar Run Everson Townhomes	2013	136	69	67	1	50	$400 - $478
Poplar Run Lifestyle	2010	195	98	97	11	27	$613 - $691
Poplar Run Lots for Sale	N/A	28	-	28	-	-	NA
Poplar Run Village	2010	171	67	104	5	18	$613 - $662
Other:
Closed Communities	N/A			-	-	22	-
Maryland Total		2,159	338	1,821	53	181

Virginia
Chesterfield County:
Founders Bridge, Midlothian	2015	3	-	3	2	-	$580 - $685
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	17	11	4	11	$1,243 - $1,530
Stuart Mill & Timber Lake, Oakton	2014	19	2	17	3	2	$1,363 - $1,650
Henrico County:
Stable Hill, Glen Allen	2013	47	36	11	11	11	$470 - $535
Prince William County:
Villages of Piedmont	2015	168	-	168	-	-	$376 - $435
Loudoun County:
Willowsford Greens, Aldie	2014	32	9	23	10	9	$750 - $810
Brambleton, Ashburn
English Manor Towns	2014	14	7	7	2	7	$490 - $530
Glenmere at Brambleton SFD	2014	36	22	14	14	22	$580 - $693
Glenmere at Brambleton Townhomes	2014	51	28	23	9	28	$453 - $457
West Park @ Brambleton	2013	45	35	10	7	27	$710 - $791
One Loudoun, Ashburn
One Loudoun Chicago Series	2012	43	41	2	-	7	$585 - $668
One Loudoun Brooklyn Series	2014	27	14	13	6	14	$690 - $715
One Loudoun Manhattan Series	2013	30	27	3	2	22	$685 - $715
Vistas at Lansdowne, Lansdowne	2015	120	-	120	6	-	$569 - $598
Willowsford Grant, Leesburg	2013	36	27	9	6	19	$855 - $915
Other:
Closed Communities	N/A	-	-	-	-	27	-
Virginia Total		699	265	434	82	206
Winchester Total		2,858	603	2,255	135	387

Combined Company Total		32,623	6,585	25,535	1,032	3,100
(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of December 31, 2014 include owned lots in backlog as of December 31, 2014.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of December 31, 2014, 610 homes are under construction, 141 homes have completed construction, and 281 homes have not started construction.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Acquisition Process

As of December 31, 2014, we had 108 active selling communities and 25,535 owned lots under various stages of development. We believe that our current inventory of owned and controlled lots will be adequate to supply our homebuilding operations for the foreseeable future.

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

We acquire land parcels pursuant to purchase agreements that are often structured as option contracts. These option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices. The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as “backbone” improvements, which include the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed to level of profits from the project. In limited instances such as when we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances when we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or when we seek to sell the land directly to a third party or indirectly through a change in control of our company. Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.

Homebuilding, Marketing and Sales Process

Our homes range in size from approximately 1,000 to 6,500 square feet. The prices of our homes also vary substantially. Base sales prices for our homes range from approximately $167,000 to $2.2 million. The average sales price of our owned homes delivered was approximately $531,000 and $415,000, for years ended December 31, 2014 and 2013, respectively.

In California, we typically develop community phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold. We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors. We also will attempt to delay much of the customization of a home until a qualified buyer has been approved, so as to enable the buyer to tailor the home to such buyer’s specifications; however, we will complete the build out of any unsold homes in a particular phase where deemed appropriate for marketing purposes of such home.  In our other regions we typically develop communities on a lot by lot basis driven by sales demand.

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

Backlog

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery.  For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

Sales and Marketing

In connection with the sale and marketing of our homes, we make extensive use of advertising and other promotional activities, including the website of each of our six regional brands, mass-media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments.

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

As of December 31, 2014, we owned 221 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes, customers can gain an understanding of the various design features and options available to them using design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them.

We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 16% and 15% during the years ended December 31, 2014 and 2013, respectively. Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 288 and 179 homes as of December 31, 2014 and 2013, respectively.

Customer Financing

We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.  In November 2014 we announced the creation of TRI Pointe Solutions, made up of “TRI Pointe Connect” and “TRI Pointe Assurance,” a suite of home buyer services that will provide end-to-end support throughout the closing process. “TRI Pointe Connect,” was formed as a joint venture with imortgage, provides mortgage related services, while “TRI Pointe Assurance,” a wholly-owned TRI Pointe company, acts as a title agency for First American Title Insurance Company.

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, delivery and post-delivery periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to delivery and using customer survey results to improve our standards of quality and customer satisfaction.

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

Raw Materials

Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. We continue to monitor the supply markets to achieve the best prices available.

Our Financing Strategy

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2014, we had $274.7 million of outstanding notes payable and $887.5 million of outstanding senior notes as well as $170.6 million in cash and cash equivalents and $153.2 million available under our unsecured revolving credit facility. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Segments

The Company’s operations are organized into six reportable segments: Maracay, consisting of operations in Arizona; Pardee, consisting of operations in California and Nevada; Quadrant, consisting of operations in Washington; Trendmaker, consisting of operations in Texas; TRI Pointe, consisting of operations in California and Colorado; and Winchester, consisting of operations in Maryland and Virginia. For financial information about our segments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements included in this annual report on Form 10-K.

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

Refer to Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K for risks related to government regulation and environmental matters.

Competition

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, several of our primary competitors are significantly larger, have longer operating histories and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We also compete for sales with individual resales of existing homes and with available rental housing.

Employees

As of December 31, 2014, we had 961 employees, 397 of whom were executive, management and administrative personnel, 232 of whom were sales and marketing personnel and 332 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Our Offices

Our principal executive offices are located at 19540 Jamboree Road, Suite 300, Irvine, California 92612. Our main telephone number is (949) 438-1400. Our internet website is www.TRIPointeGroup.com. We will make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after filing with, or furnishing to, the SEC. Copies of these reports, and any amendment to them, are available free of charge upon request. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K.  If any of the risks discussed in this annual report on Form 10-K occur, our business, liquidity, financial condition and results of operations (individually and collectively referred to in these risk factors as “Financial Performance") could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.  Some statements in this annual report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the initial section of this annual report on Form 10-K entitled "Cautionary Note Concerning Forward-Looking Statements."

Risks Related to Our Business

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential buildout.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels in a timely manner or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and Financial Performance could be negatively impacted.

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

Seasonality also requires us to finance construction activities in advance of the receipt of sales proceeds. In many cases, we may not be able to recapture increased costs by raising prices because prices are established upon signing the purchase contract. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete sales of our homes at anticipated pricing levels or within anticipated time frames, our Financial Performance could be materially and adversely affected.

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

Adverse changes in these or other general economic or business conditions may affect our business nationally or in particular regions or localities. During the recent economic downturn, several of the markets we serve, and the U.S. housing market as a whole, experienced a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us.  In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our Financial Performance.

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

Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes.  Many of our homebuyers must sell their existing homes in order to buy a home from us.  Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers before the recent downturn.  This has led to tightened credit requirements and an increase in indemnity claims for mortgages.  Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards.  Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential buyer who wishes to purchase one of our homes.  If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our Financial Performance could be materially and adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.

Substantially all purchasers of our homes finance their acquisitions with mortgage financing.  Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency.  Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA.  The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government's mortgage-related programs or policies.  The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures.  Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government's participation in and support of the residential mortgage market.  Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our Financial Performance.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules.  These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings.  The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted.  However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans.  Any such reduction could result in a decline of our home sales, which could have a material adverse effect on our Financial Performance.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect upon the demand for our home products, which could be material to our business.

Changes in federal income tax laws may affect demand for new homes.  Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual's federal, and in many cases, state, taxable income.  Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence.  If such proposals were enacted without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential customers.  Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

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

The U.S. housing markets experienced dynamic demand and supply patterns in recent years due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.

Adverse weather and natural disasters may increase costs, cause project delays and reduce consumer demand for housing.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related events and natural disasters that are beyond our control. These weather-related events and natural disasters include, but are not limited to, severe storms, droughts, floods, wildfires, landslides, soil subsidence, hurricanes, tornadoes and earthquakes. The occurrence of any of these events could damage our land and projects, cause delays in, or prevent, completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could materially and adversely affect our sales and profitability. We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes and hurricanes.

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

There are some risks of loss for which we may be unable to purchase insurance coverage.  For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable.  A sizeable uninsured loss could materially and adversely affect our Financial Performance.

We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.

Substantially all of our construction work is performed by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability, cost and skill of contractors and subcontractors and their employees.

The residential construction industry experiences serious shortages of skilled labor from time to time. The difficult operating environment during the recent downturn in the United States has resulted in the failure of the businesses of some contractors and subcontractors and may result in further failures. In addition, reduced levels of homebuilding in the United States have caused some skilled tradesmen to leave the real estate industry to take jobs in other industries. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of customer satisfaction and materially and adversely affect our Financial Performance.

Moreover, some of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our Financial Performance.

The supply of skilled labor may be adversely affected by changes in immigration laws and policies.

The timing and quality of our construction activities depend upon the availability, cost and skill of contractors and subcontractors and their employees.  The supply of labor in the markets in which we operate could be adversely affected by changes in immigration laws and policies as well as changes in immigration trends.  Accordingly, it cannot be assured that a sufficient supply of skilled labor will be available to us in the future.  The lack of adequate supply of skilled labor could materially and adversely affect our Financial Performance.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as recently enacted California Labor Code Section 2810.3, that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage.

We may incur costs and liabilities if our subcontractors engage in improper construction practices or install defective materials.

Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes.  When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law.  We reserve a percentage of the sales price of each home we sell to provide the customer service to our homebuyers.  These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built.  However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors.  Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be materially and adversely affected.

Raw material shortages and price fluctuations could cause delays and increase our costs.

We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts.  Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the markets in which we operate, including California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis or at all if such utility shortages, restrictions, moratoriums and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for housing in those markets. Our Financial Performance may be materially and adversely impacted if further utility shortages, restrictions, moratoriums or rate increases occur in our markets.

Some of our markets may be adversely affected by declining oil prices.

The significant decline in oil prices that began in 2014 may adversely affect the economies in our Colorado and Houston markets, as energy is an important employment sector in both of those markets.  As a result, demand for our homes may be reduced in these markets and our Financial Performance could be negatively impacted.

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

Various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, environment, land use, zoning, density requirements, sales and similar matters apply to or affect the housing industry. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen environmental, health, safety and welfare issues, which can further delay these projects or prevent their development. We may also be required to modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, or to permits or approvals required for such communities, whether brought by governmental authorities or private parties. As a result, home sales could decline and costs could increase, which could materially and adversely affect our Financial Performance.

We may be unable to obtain suitable bonding for the development of our housing projects.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects.  If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our Financial Performance could be materially and adversely affected.

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

The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future. Compliance with, or liability under, these environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. In those cases where an endangered or threatened species is involved and related agency rulemaking and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. In addition, project opponents can delay or impede development activities by bringing challenges to the permits and other approvals required for projects and operations under environmental laws and regulations.

As a result, we cannot assure that our costs, obligations and liabilities relating to environmental matters will not materially and adversely affect our Financial Performance.

Changes in global or regional climate conditions and governmental response to such changes may limit, prevent or increase the costs of our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our Financial Performance. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our Financial Performance to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate related regulations.

As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our Financial Performance. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California has enacted the Global Warming Solutions Act of 2006 to achieve the goal of reducing greenhouse gas emissions to 1990 levels by 2020. As a result, California has adopted and is expected to continue to adopt significant regulations to meet this goal.

We may be unable to develop our communities successfully or within expected timeframes.

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take several years from the time we acquire control of a property to the time we makes our first home sale on the site. Our costs or the time required to complete development of our communities could increase beyond our estimates after commencing the development process. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to successfully develop and market our communities and to generate positive cash flow from these operations in a timely manner could materially and adversely affect our Financial Performance and our ability to service our debt and to meet our working capital requirements.

Poor relations with the residents of our communities could negatively impact our sales and reputation.

Residents of communities developed by us rely on us to resolve issues or disputes that may arise in connection with the operation or development of our communities. Efforts we make to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could materially and adversely affect sales and our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could materially and adversely affect our Financial Performance.

The homebuilding industry is highly competitive, and if our competitors are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each geographical market in which we operate. There are relatively low barriers to entry into our business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. If we are unable to compete effectively in our markets, our business could decline disproportionately to the businesses of our competitors and our Financial Performance could be materially and adversely affected.

Increased competition could hurt our business by preventing us from acquiring attractive land parcels on which to build homes or making acquisitions more expensive, hindering our market share expansion and causing us to increase our selling incentives and reduce our prices. Additionally, an oversupply of homes available for sale or a discounting of home prices could materially and adversely affect pricing for homes in the markets in which we operate.

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

Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 16% and 15% for the years ended December 31, 2014 and 2013, respectively.

Cancellation rates may rise significantly in the future. If uncertain economic conditions continue, if mortgage financing becomes less available or if current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.

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

For these reasons, although we actively manage our claims and litigation and actively monitor our reserves and insurance coverage, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, indemnity arrangements and reserves will be adequate to cover liability for any damages, the cost of repairs and litigation, or any other related expenses surrounding the current claims to which we are subject or any future claims that may arise. Such damages and expenses, to the extent that they are not covered by insurance or redress against contractors and subcontractors, could materially and adversely affect our Financial Performance.

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

The homebuilding industry is subject to significant variability and fluctuations in real estate values.  As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material.  Any material write-downs of assets could have a material adverse effect on our Financial Performance.

The geographic concentration of our operations in certain regions subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in those regions from factors which may affect any of those regions.

Our operations are currently confined to Arizona, California, Colorado, Maryland, Nevada, Texas, Virginia and Washington.  Because our operations are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:

•	severe weather;
•	natural disasters (such as earthquakes or fires);
•	shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;
•	changes to the population growth rates and therefore the demand for homes in these regions; and
•	changes in the regulatory and fiscal environment.

For the year ended December 31, 2014, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.

Inflation could materially and adversely affect us by increasing the costs of land, raw materials and labor, negatively impacting housing demand, raising our costs of capital, and decreasing our purchasing power.

Inflation could materially and adversely affect us by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market continues to have an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential customers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our Financial Performance.

Acts of war, terrorism or outbreaks of contagious disease may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, or outbreaks of contagious diseases such as Ebola may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.

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

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records. Many of these resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be materially and adversely impaired if our computer resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to its networked resources.

A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, could materially and adversely affect our Financial Performance. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our Financial Performance.

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

Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could materially and adversely affect our Financial Performance.

Risks Related to the Merger

For additional information concerning the WRECO transaction, please refer to Notes 1 and  2, Notes to Consolidated Financial Statements included in Part I, Item 8 of this annual report on Form 10-K.

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

As a result of the consummation of the Merger, we have significantly more sales, assets and employees than we did prior to the consummation of the transaction.  The integration process requires us to expend significant capital and significantly expand the scope of our operations and financial systems.  Our management is being required to devote a significant amount of time and attention to the process of integrating the operations of TRI Pointe and WRECO. A significant degree of difficulty and management involvement is inherent in that process. These difficulties include, but are not limited to:

•	integrating the operations of WRECO while carrying on our ongoing operations;
•	managing a significantly larger company than before the consummation of the Merger;
•	the possibility of faulty assumptions underlying our expectations regarding the integration process;
•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;
•	integrating two separate business cultures, which may prove to be incompatible;
•	retaining the necessary personnel associated with WRECO;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;
•	integrating information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems; and
•	lacking a history of a major integration.

There is no assurance that WRECO will be successfully or cost-effectively integrated.  The integration process may cause an interruption of, or loss of momentum in, the activities of our business.  All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Merger.  If our management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our Financial Performance may be materially and adversely affected.

Even if we combine the two business operations successfully, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies that are expected to result from the Merger, or realize these benefits within the time frame that is expected.  For example, the benefits from the transaction may be offset by costs incurred or delays in integrating the companies.  If we fail to realize the benefits we anticipate from the transaction, our Financial Performance may be materially and adversely affected.

Our tax sharing agreement with WRECO’s former parent restricts our ability to undertake significant actions.

In connection with the WRECO transaction, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Weyerhaeuser.  The Tax Sharing Agreement generally restricts our and our affiliates’ ability to take certain actions that could cause the transaction and related transactions to fail to qualify as tax-free transactions.  In particular, for a two-year period following the Closing Date, our and our affiliates’ ability to undertake any of the following is restricted:

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

Due to these restrictions and indemnification obligations under the Tax Sharing Agreement, we will be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to Weyerhaeuser might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable to our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests.

The historical financial information of WRECO may not be representative of its results or financial condition if it had been operated independently of Weyerhaeuser and, as a result, is not a reliable indicator of its future results.

As discussed in Note 1, Notes to Consolidated Financial Statements, the Merger is treated as a reverse acquisition and WRECO is considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore consolidated financial statements included in this annual report on Form 10-K reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date.  Prior to the consummation of the Merger, WRECO was a business segment of Weyerhaeuser. Consequently, the historical financial information included in this annual report on Form 10-K was derived from the consolidated financial statements and accounting records of WRECO and reflects all direct costs as well as assumptions and allocations made by management of Weyerhaeuser. The financial position, results of operations and cash flows of WRECO presented may be different from those that would have resulted had WRECO been operated independently of Weyerhaeuser during the applicable periods or at the applicable dates. For example, in preparing the financial statements of WRECO, Weyerhaeuser made allocations of Weyerhaeuser corporate general and administrative expense deemed to be attributable to WRECO. However, these allocations reflect the corporate general and administrative expense attributable to WRECO operated as part of a larger organization and do not necessarily reflect the corporate general and administrative expense that would be incurred by WRECO had it been operated independently. Further, WRECO’s historical financial information does not reflect changes in WRECO’s operations expected to occur in connection with the Merger. As a result, the historical financial information of WRECO is not a reliable indicator of future results.

We may be unable to provide the same types and levels of benefits, services and resources to WRECO that Weyerhaeuser provided, or may be unable to provide them at the same cost.

As a separate reporting segment of Weyerhaeuser, WRECO received benefits and services from Weyerhaeuser and benefitted from Weyerhaeuser’s financial strength and extensive business relationships. There can be no assurance that we will be able to replace those resources adequately or replace them at the same cost. If we are not able to replace the resources provided by Weyerhaeuser, or to replace them at the same cost or are delayed in replacing the resources provided by Weyerhaeuser, our results of operations may be materially and adversely impacted.

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

Risks Related to Our Indebtedness

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

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect our Financial Performance, including the risks that:

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

We may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we will risk losing to foreclosure some or all of our assets that may be pledged to secure our obligations and we may have to take actions such as selling assets, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Additionally, unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our Financial Performance.

We may require significant additional capital in the future and may not be able to secure adequate funds on acceptable terms.

The expansion and development of our business following the Merger may require significant additional capital, which we may be unable to obtain, to fund our operating expenses, including working capital needs.

We expect to meet our current capital requirements with existing cash and cash equivalents, borrowings under our existing unsecured revolving credit facility and cash flow from operations (including sales of our existing and future homes and land).  Additionally, in connection with the Merger, we assumed WRECO’s obligations as issuer of senior notes.  The net proceeds from the sale of the senior notes was approximately $861.3 million, approximately $743.7 million of which was paid to WRECO’s former parent as part of the WRECO transaction and the remaining $117.6 million of which was retained by us to be used for general corporate purposes.  Accordingly, while we assumed the obligations as issuer of the entire aggregate principal amount of the notes, we retained only a relatively small portion of the net proceeds.

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

During the recent economic downturn, domestic financial markets experienced unusual volatility, uncertainty and a restricting of liquidity in both the investment grade debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. In the event of another economic downturn or if general economic conditions should worsen, potential lenders may be unwilling or unable to provide us with suitable financing or may charge us prohibitively high fees in order to obtain financing. Moreover, due to the restrictions under the Tax Sharing Agreement, we are also currently limited in our ability to pursue equity or convertible debt financings.  As a result, depending on market conditions at the relevant time, we may have to rely more heavily on less efficient forms of debt financing that require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes.   Consequently, there is substantial uncertainty regarding our ability to access the credit and capital markets in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be materially and adversely affected by our inability to secure additional financing on reasonable terms, if at all. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any of the foregoing factors could materially and adversely affect our Financial Performance.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements contain, and the financing arrangements we may enter into in the future will likely contain, covenants affecting our ability to, among other things:

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

If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, it could materially and adversely affect our Financial Performance. These and certain other restrictions could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

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

Failure to hedge effectively against interest rate changes may materially and adversely affect our Financial Performance.

We may obtain one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations. Failure of our hedging mechanisms could materially and adversely affect our Financial Performance.

Risks Related to Our Organization and Structure

We are and will continue to be dependent on key personnel and certain members of our management team.

Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer and Treasurer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. Although we have entered into employment agreements with Messrs. Bauer, Mitchell and Grubbs, there is no guarantee that these executives will remain employed with us and we have not adopted a succession plan. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.

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

Our amended and restated employment agreements with Messrs. Bauer, Mitchell and Grubbs each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

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
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer (or if there is no chief executive officer, the president);

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

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and
•	prohibit us from engaging in certain business combinations with any "interested stockholder" unless specified conditions are satisfied as described below under "—Selected provisions of Delaware law."

Selected provisions of Delaware law.

We have opted out of Section 203 of the Delaware General Corporation Law, which regulates corporate takeovers.  However, our charter contains provisions that are similar to Section 203.  Specifically, our charter provides that we may not engage in certain "business combinations" with any "interested stockholder" for a three-year period following the time that the person became an interested stockholder, unless:

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

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder.  Subject to certain exceptions, an interested stockholder is a person who, together with that person's affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock.  However, in the case of our company, the Starwood Fund and any of its affiliates and subsidiaries and any of their permitted transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them.  This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors will determine our operational policies, investment guidelines and our business and growth strategies.  Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders.  This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated currently.  Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our Financial Performance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us and the market price of our common stock.

Prior to the completion of the Merger, WRECO was a wholly-owned subsidiary of an SEC reporting company.  Accordingly, WRECO had not assessed its internal control over financial reporting on a standalone basis.  Further, the control environment for certain key processes such as income taxes, payroll, legal, treasury management and information technology were established and maintained by WRECO's former parent and did not transfer to WRECO upon the close of the Merger. Due to the timing of the transaction, the significance of WRECO compared to legacy TRI Pointe and the transition of the key processes and related controls that were maintained by WRECO’s former parent, we felt it was impracticable to complete a meaningful assessment of internal control over financial reporting of WRECO.  In addition, as a result of the changes to legacy TRI Pointe’s accounting policies and internal controls over financial reporting, the timing of those changes and the continued integration with WRECO, the Company felt it was not practical for management to assess internal control over financial reporting of legacy TRI Pointe in a way that would be useful to the readers of this annual report.  As a result, this annual report on Form 10-K does not contain management’s report on internal control over financial reporting.   In addition, a control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of control systems reflects resource constraints and the benefits of controls must be considered in relationship to their costs.  Accordingly, there can be no assurance that all control issues or fraud will be detected.  We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses, or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  The existence of any material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price for our common stock.

We are no longer an “emerging growth company” and as a result are subject to additional disclosure and other obligations.

As a result of the consummation of the Merger, we no longer qualify for status as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.  As an emerging growth company, we were permitted to take advantage of exemptions from certain reporting and other requirements applicable to public companies, including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting.  Because we no longer qualify as an emerging growth company, we are now subject to additional disclosure and other obligations that will place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant one-time and ongoing expenses.  As discussed above, this annual report on Form 10-K does not contain management’s report on internal control over financial reporting, we expect to incur significant one-time and ongoing expenses in connection with meeting the auditor attestation requirement in 2015 and beyond.   Further, there is no assurance that our independent auditor will be able to provide an unqualified attestation report on internal control over financial reporting.  If our independent auditor is unable to provide an unqualified attestation report, investors could lose confidence in the reliability of our financial statements, and our stock price could be materially and adversely affected.

Changes in accounting rules, assumptions and/or judgments could delay the dissemination of our financial statements and cause us to restate prior period financial statements.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment.  These complexities could lead to a delay in the preparation and dissemination of our financial statements.  Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.  Any of these circumstances could have a material adverse effect on our Financial Performance.

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

Risks Related to Ownership of Our Common Stock

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock (including equity or debt securities convertible into common stock), options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine.  Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly.  We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock.  Sales of substantial amounts of our common stock by the Starwood Fund or another large stockholder or otherwise, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Future offerings of debt securities, which would rank senior to our common stock in the event of our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt securities or additional offerings of equity securities.  Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.  Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock.  Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.  As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

We believe we are and will remain a “United States real property holding corporation” for United States federal income tax purposes.  As a result, a non-U.S. holder generally will be subject to United States federal income tax on any gain realized on a sale or disposition of shares of our common stock, and a purchaser of the stock generally will be required to withhold and remit to the Internal Revenue Service (the “IRS”) 10% of the purchase price, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively hold more than 5% of our common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder's holding period in such stock.  A non-U.S. holder also will be required to file a United States federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to United States federal income tax.

No assurance can be given that our common stock will remain regularly traded in the future.  Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We lease our corporate headquarters located in Irvine, California. Our homebuilding division offices are located in leased space in the markets where we conduct business.

We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	Legal Proceedings

We are involved in various claims and litigation arising in the ordinary course of business.  We do not believe that any such claims and litigation will have a material adverse effect upon our results of operations or financial position.

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

	2014
Quarter Ended	High	Low
March 31	$20.00	$16.19
June 30	$17.45	$14.71
September 30	$16.45	$12.78
December 31	$15.42	$12.59

	2013
Quarter Ended	High	Low
March 31	$21.25	$17.50
June 30	$21.18	$14.24
September 30	$17.22	$13.95
December 31	$20.29	$13.43

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

Comparison of the Cumulative Total Stockholders’ Return Among TRI Pointe Homes, Inc., the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index

Assumes $100 invested on January 31, 2013 in TRI Pointe Homes, Inc. Common Stock, the S&P 500 Composite Index and the Dow Jones Industry Group-U.S. Home Construction Index
$200
$175
$150
$125
$100
$75
$50
$25
$-
1/31/2013
6/30/2013
12/31/2013
6/30/2014
12/31/2014
TRI Pointe Homes, Inc.
S&P 500
Dow Jones US Home Construction

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2014 was $15.25 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

As of February 27, 2015, we had 113 holders of record of our common stock. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—we do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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

WRECO Transaction

For a description of the Merger, please see the “Explanatory Note” appearing before Part I, Item 1 of this annual report on Form 10-K.  The Merger is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date.  Subsequent to the Closing Date and on a go forward basis, the consolidated financial statements reflect the results of the combined company.

	Year Ended December 31,
	2014	2013		2012	2011	2010
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Revenues:
Home sales	$1,646,274	$1,218,430		$870,596	$768,071	$842,080
Land and lot sales	47,660	52,261		192,489	66,703	63,459
Other operations	9,682	4,021		7,221	2,971	16,298
Total revenues	1,703,616	1,274,712		1,070,306	837,745	921,837

Expenses:
Cost of home sales	1,316,470	948,561		690,578	589,574	641,437
Cost of land and lot sales	37,560	38,052		116,143	36,542	42,372
Other operations	3,324	2,854		5,214	2,682	11,603
Impairments and lot option abandonments	2,515	345,448	(1)	3,591	11,019	14,744
Sales and marketing	103,600	94,521		78,022	71,587	82,052
General and administrative	82,373	74,244		75,583	71,348	74,470
Restructuring charges	10,543	10,938		2,460	2,801	2,880
Total expenses	1,556,385	1,514,618		971,591	785,553	869,558
Income (loss) from operations	147,231	(239,906)		98,715	52,192	52,279
Equity in (loss) income of unconsolidated entities	(288)	2		2,490	1,584	35,472
Transaction expenses	(17,960)	—		—	—	—
Other income (expense), net	(1,019)	2,450		(1,576)	496	(1,880)
Income (loss) from continuing operations before taxes	127,964	(237,454)		99,629	54,272	85,871
(Provision) benefit for income taxes	(43,767)	86,161	(2)	(38,910)	(19,333)	(33,742)
Income (loss) from continuing operations	84,197	(151,293)		60,719	34,939	52,129
Discontinued operations, net of income taxes	—	1,838		762	589	3,149
Net income (loss)	$84,197	$(149,455)		$61,481	$35,528	$55,278
Earnings (loss) per share
Basic
Continuing operations	$0.58	$(1.17)		$0.47	$0.27	$0.40
Discontinued operations	—	0.02		—	—	0.03
Net earnings (loss) per share	$0.58	$(1.15)		$0.47	$0.27	$0.43
Diluted
Continuing operations	$0.58	$(1.17)		$0.47	$0.27	$0.40
Discontinued operations	—	0.02		—	—	0.03
Net earnings (loss) per share	$0.58	$(1.15)		$0.47	$0.27	$0.43

Operating Data-Owned Projects:
Net new home orders	2,947	3,055		2,665	1,902	1,914
New homes delivered	3,100	2,939		2,314	1,912	2,125
Average sales price of homes delivered	$531	$415		$376	$402	$396
Cancellation rate	16%	15%		15%	16%	20%
Average selling communities	99.1	85.5		71.9	74.6	74.3
Selling communities at end of period	108	89		68	69	76
Backlog at end of period, number of homes	1,032	897		781	430	440
Backlog at end of period, aggregate sales value	$653,096	$507,064		$342,497	$167,505	$202,415

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (at period end):	(dollars in thousands)
Cash and cash equivalents	$170,629	$4,510	$5,212	$3,170	$1,099
Real estate inventories	$2,280,183	$1,465,526	$1,643,691	$1,538,490	$1,534,434
Total assets	$2,913,524	$1,910,464	$1,999,537	$1,933,849	$1,952,638
Total debt	$1,162,179	$834,589	$798,808	$851,303	$853,329
Total liabilities	$1,441,048	$1,084,947	$1,005,810	$1,044,142	$1,090,716
Total equity	$1,472,476	$825,517	$993,727	$889,707	$836,634

(1)

Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee and excluded under the Transaction Agreement.

(2)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the sections of this annual report on Form 10-K entitled “Explanatory Note,” “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data,” “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.

For a description of the Merger, please see the "Explanatory Note" appearing before Part I, Item 1 of this annual report on Form 10-K.  The Merger is accounted for in accordance with ASC 805.  For accounting purposes, the Merger is treated as a "reverse acquisition" and WRECO is considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date. Subsequent to the Closing Date and on a go forward basis, the consolidated financial statements reflect the results of the combined company.

Consolidated Financial Data (in thousands), except per share amounts:

	Year Ended December 31,
	2014	2013		2012
Revenues:
Home sales	$1,646,274	$1,218,430		$870,596
Land and lot sales	47,660	52,261		192,489
Other operations	9,682	4,021		7,221
Total revenues	1,703,616	1,274,712		1,070,306

Expenses:
Cost of home sales	1,316,470	948,561		690,578
Cost of land and lot sales	37,560	38,052		116,143
Other operations	3,324	2,854		5,214
Impairments and lot option abandonments	2,515	345,448	(1)	3,591
Sales and marketing	103,600	94,521		78,022
General and administrative	82,373	74,244		75,583
Restructuring charges	10,543	10,938		2,460
Total expenses	1,556,385	1,514,618		971,591
Income (loss) from operations	147,231	(239,906)		98,715
Equity in (loss) income of unconsolidated entities	(288)	2		2,490
Transaction expenses	(17,960)	—		—
Other income (expense), net	(1,019)	2,450		(1,576)
Income (loss) from continuing operations before taxes	127,964	(237,454)		99,629
(Provision) benefit for income taxes	(43,767)	86,161	(2)	(38,910)
Income (loss) from continuing operations	84,197	(151,293)		60,719
Discontinued operations, net of income taxes	—	1,838		762
Net income (loss)	$84,197	$(149,455)		$61,481
Earnings (loss) per share
Basic
Continuing operations	$0.58	$(1.17)		$0.47
Discontinued operations	—	0.02		—
Net earnings (loss) per share	$0.58	$(1.15)		$0.47
Diluted
Continuing operations	$0.58	$(1.17)		$0.47
Discontinued operations	—	0.02		—
Net earnings (loss) per share	$0.58	$(1.15)		$0.47

(1)

Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee and excluded under the Transaction Agreement.

(2)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2014			Year Ended December 31, 2013			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	385	16.4	2.0	488	12.8	3.2	(21)%	28%	(38)%
Pardee	970	20.2	4.0	1,152	17.9	5.4	(16)%	13%	(25)%
Quadrant	337	12.2	2.3	354	12.2	2.4	(5)%	0%	(5)%
Trendmaker	557	24.0	1.9	649	22.0	2.5	(14)%	9%	(21)%
TRI Pointe	359	9.2	3.3	—	—	—	N/A	N/A	N/A
Winchester	339	17.1	1.7	412	20.6	1.7	(18)%	(17)%	(1)%
Total	2,947	99.1	2.5	3,055	85.5	3.0	(4)%	16%	(17)%

Net new home orders for the year ended December 31, 2014 decreased 4% to 2,947, compared to 3,055 during the prior year.  The decrease in net new home orders was due to a decrease in our monthly absorption rate in each of our segments which reported in the comparable prior year.  Our overall absorption rate for the year ended December 31, 2014 was 29.7 per average selling community (2.5 monthly), compared to 35.7 per average selling community (3.0 monthly) during the prior year period.  Net new home orders decreased at Maracay and Winchester due to the overall softening market conditions in the Arizona, Maryland and Virginia markets compared to the prior year. Trendmaker’s net new home orders and absorption pace declined mainly due to a focus on margin and selling price over sales pace and a slowdown in the premium housing market in Houston that was driven by falling oil prices.  Pardee’s absorption rate decreased compared to the prior year but remained strong overall at 4.0 orders per month per community.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2014			As of December 31, 2013			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay	105	$40,801	$389	116	$42,068	$363	(10)%	(3)%	7%
Pardee	218	147,044	675	280	171,077	611	(22)%	(14)%	10%
Quadrant	113	51,568	456	96	44,262	461	18%	17%	(1)%
Trendmaker	218	114,948	527	222	108,491	489	(2)%	6%	8%
TRI Pointe	243	192,802	793	—	—	—	N/A	N/A	N/A
Winchester	135	105,933	785	183	141,166	771	(26)%	(25)%	2%
Total	1,032	$653,096	$633	897	$507,064	$565	15%	29%	12%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 16% for the year ended December 31, 2014 as compared to 15% during the prior year period. The dollar value of backlog was approximately $653.1 million as of December 31, 2014, an increase of $146.0 million, or 29%, compared to $507.1 million as of December 31, 2013.  This increase is due to an increase in the number of homes in backlog of 135, or 15%, to 1,032 homes as of December 31, 2014 from 897 homes as of December 31, 2013, in addition to an increase in the average sales price of homes in backlog of $68,000, or 12%, to $633,000 as of December 31, 2014 compared to $565,000 as of December 31, 2013.  The increase in the number of homes in backlog and the average sales price of homes in backlog was mainly the result of the addition of TRI Pointe, which had 243 homes in backlog and an average sales price in backlog of $793,000 as of December 31, 2014.  The increase associated with the addition of TRI Pointe in the current year was partially offset by decreases in backlog at Maracay, Pardee, Trendmaker and Winchester.  These decreases were in line with the new home order decreases discussed above and the result of the same market conditions.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2013			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	396	$150,689	$381	463	$145,822	$315	(15)%	3%	21%
Pardee	1,032	486,176	471	1,183	477,956	404	(13)%	2%	17%
Quadrant	320	134,304	420	363	116,270	320	(12)%	16%	31%
Trendmaker	561	278,038	496	585	260,566	445	(4)%	7%	11%
TRI Pointe	404	324,219	803	—	—	—	N/A	N/A	N/A
Winchester	387	272,848	705	345	217,816	631	12%	25%	12%
Total	3,100	$1,646,274	$531	2,939	$1,218,430	$415	6%	35%	28%

Home sales revenue increased $427.8 million, or 35%, to $1.6 billion for the year ended December 31, 2014 from $1.2 billion for the prior year period. The increase was comprised of: (i) $342.3 million related to an increase in average sales price of $116,000 per home to $531,000 for the year ended December 31, 2014 from $415,000 in the prior year; and (ii) $85.5 million due to a 6% increase in homes delivered to 3,100 for the year ended December 31, 2014 from 2,939 in the prior year. The increase in the average sales price and new home deliveries was primarily attributable to the addition of legacy TRI Pointe with no comparable amounts in the prior year period. In addition, the average sales price of homes delivered increased at all of our reporting segments due to a change in product mix with a shift to a more move-up product in certain markets and price increases in certain markets.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2014	%	2013	%
Home sales	$1,646,274	100.0%	$1,218,430	100.0%
Cost of home sales	1,316,470	80.0%	948,561	77.9%
Homebuilding impairments and lot option abandonments	2,147	0.1%	1,719	0.1%
Homebuilding gross margin	327,657	19.9%	268,150	22.0%
Add: interest in cost of home sales	28,354	1.7%	25,584	2.1%
Add: impairments and lot option abandonments	2,147	0.1%	1,719	0.1%
Add: purchase accounting adjustments	17,225	1.0%	—	0.0%
Adjusted homebuilding gross margin(1)	$375,383	22.8%	$295,453	24.2%
Homebuilding gross margin percentage	19.9%		22.0%
Adjusted homebuilding gross margin percentage(1)	22.8%		24.2%
(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.9% for the year ended December 31, 2014 as compared to 22.0% for the prior year period. This decrease was primarily due to a $17.2 million or 105 basis point non-cash purchase accounting adjustment related to the fair value increase to legacy TRI Pointe’s inventory as result of the Merger. Excluding interest in cost of home sales, homebuilding impairment charges and the non-cash purchase accounting adjustments, adjusted homebuilding gross margin percentage was 22.8% for the year ended December 31, 2014, compared to 24.2% for the prior year period. The decrease in the adjusted homebuilding gross margin was due to price incentives in some of our markets that have experienced softening market conditions as discussed above.

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

Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2014	%	2013	%
Land and lot sales	$47,660	100.0%	$52,261	100.0%
Cost of land and lot sales	37,560	78.8%	38,052	72.8%
Land and lot impairments and lot option abandonments	346	0.7%	343,660	657.6%
Land and lot gross margin	9,754	20.5%	(329,451)	(630.4)%
Add: interest in cost of land and lot sales	23,791	49.9%	11,087	21.2%
Add: impairments of land and lot assets	346	0.7%	343,660	657.6%
Adjusted land and lot gross margin(1)	$33,891	71.1%	$25,296	48.4%
Land and lot gross margin percentage	20.5%		(630.4)%
Adjusted land and lot gross margin percentage(1)	71.1%		48.4%
(1)	Non-GAAP financial measure (as discussed below).

Our land and lot gross margin percentage increased to 20.5% for the year ended December 31, 2014 as compared to (630.4)% for the prior year period.  Results for the year ended December 31, 2013 include $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada.  Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property.  Excluding interest in cost of land and lot sales and land and lot impairment charges, adjusted land and lot gross margin percentage was 71.1% for the year ended December 31, 2014, compared to 48.4% for the prior year period.

Adjusted land and lot gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and non-cash charges have on land and lot gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to land and lot gross margin, the nearest GAAP equivalent.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

			As a Percentage of
	Year Ended December 31,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$103,600	$94,521	6.3%	7.8%
General and administrative ("G&A")	82,373	74,244	5.0%	6.1%
Total sales and marketing and G&A	$185,973	$168,765	11.3%	13.9%

Sales and marketing expense decreased to 6.3% of home sales revenue for the year ended December 31, 2014 from 7.8% of home sales revenue for the year ended December 31, 2013 mainly due to the addition of TRI Pointe which has a lower sales and marketing expense as a percentage of home sales revenue due primarily to higher average sales prices per community. Sales and marketing expense increased $9.1 million, or 10%, to $103.6 million for the year ended December 31, 2014 from $94.5 million for the prior year period. The increase in sales and marketing expense was related primarily to the addition of the homebuilding operations conducted directly by TRI Pointe for the period from July 7, 2014 through December 31, 2014, representing $9.7 million of sales and marketing expenses, with no comparable amounts in the prior year period.

General and administrative expense decreased to 5.0% of home sales revenue for the year ended December 31, 2014 from 6.1% of home sales revenue for the same period in the prior year. The decrease was mainly due to greater operating leverage as a result of the 28% increase in the average sales prices of homes delivered during the year ended December 31, 2014, primarily as a result of the addition of legacy TRI Pointe, along with higher average selling prices across all of our existing segments. General and administrative expenses increased $8.2 million, or 11%, to $82.4 million for the year ended December 31, 2014 from $74.2 million for the prior year.  This increase was due primarily to the addition of TRI Pointe for the period from July 7, 2014 through December 31, 2014, representing $16.5 million of general and administrative expenses, offset by cost savings initiatives to reduce duplicate corporate and divisional overhead costs and expenses during the year.   Prior to the Merger, a portion of G&A expenses was based on an allocation from Weyerhaeuser, which may not have been indicative of the actual levels of G&A that would have been incurred by WRECO had it operated independently, or of expenses to be incurred in the future.

Total sales and marketing and G&A (“SG&A”) expense increased $17.3 million, or 10%, to $186.0 million for the year ended December 31, 2014 from $168.7 million in the prior year period, but improved to 11.3% of home sales revenue from 13.9% for the years ended December 31, 2014 and 2013, respectively.

Restructuring Charges

Restructuring charges decreased to $10.5 million for the year ended December 31, 2014 compared to $10.9 million in the same period in the prior year. The restructuring charges for the year ended December 31, 2014 primarily relate to  a plan initiated to reduce duplicate corporate and divisional overhead costs and expenses as a result of the Merger. Employee-related costs incurred during the year ended December 31, 2014 included employee retention and severance-related expenses of $8.3 million and stock-based compensation expense of $947,000 for employees terminated during the period. Lease termination costs of $1.3 million for the year ended December 31, 2014 relate to contract terminations in both the current and prior years related to general cost reduction initiatives.  The restructuring charges for the year ended December 31, 2013 relate to $5.7 million of employee-related costs incurred in connection with the expected Merger and $5.2 million of lease termination costs as a result of general cost reduction initiatives.

Transaction Expenses

As a result of the Merger, the Company has incurred advisory, financing, integration and other transaction costs during the year ended December 31, 2014 of $18.0 million. We do not expect to incur additional transaction-related costs in 2015.

Interest

Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $41.7 million and $22.7 million for the years ended December 31, 2014 and 2013, respectively. The capitalized portion of interest incurred was $39.0 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in interest incurred during the year ended December 31, 2014 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the senior notes in connection with the Merger.

Interest expense was $2.7 million and $3.6 million during the years ended December 31, 2014 and 2013, respectively.   Interest expense is included in other income (expense), net on the consolidated statements of operations.

Income Tax

For the year ended December 31, 2014, we have recorded a tax provision of $43.8 million based on an effective tax rate of 34.2%. For the year ended December 31, 2013, we recorded a tax benefit of $86.2 million based on an effective tax rate of 36.3%. The increase in our provision for income tax was primarily the result of the increase in income from operations for the year ended December 31, 2014.  Loss from operations for the year ended December 31, 2013 included a $343.3 million impairment charge related to Coyote Springs which was an excluded asset per the Transaction Agreement.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 8, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2014	2013	Amount	%
Lots Owned
Maracay	1,280	1,118	162	14%
Pardee(2)	17,354	17,950	(596)	(3)%
Quadrant	973	864	109	13%
Trendmaker	805	679	126	19%
TRI Pointe	2,868	—	2,868	N/A
Winchester	2,255	2,105	150	7%
Total	25,535	22,716	2,819	12%
Lots Controlled(1)
Maracay	705	1,189	(484)	(41)%
Pardee(2)	285	1,026	(741)	(72)%
Quadrant	571	520	51	10%
Trendmaker	1,268	1,074	194	18%
TRI Pointe	858	—	858	N/A
Winchester	496	1,088	(592)	(54)%
Total	4,183	4,897	(714)	(15)%
Total Lots Owned or Controlled(1)	29,718	27,613	2,105	8%
(1)	As of December 31, 2014 and 2013, lots controlled included lots that were under land option contracts or purchase contracts.
(2)	As of December 31, 2013, excludes 10,686 lots owned and 56,413 lots controlled relating to Coyote Springs, which were excluded assets per the Transaction Agreement.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2013			Year Ended December 31, 2012			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	488	12.8	3.2	420	9.9	3.5	16%	29%	(10)%
Pardee	1,152	17.9	5.4	915	16.7	4.6	26%	7%	17%
Quadrant	354	12.2	2.4	419	11.2	3.1	(16)%	9%	(22)%
Trendmaker	649	22.0	2.5	522	18.3	2.4	24%	20%	3%
TRI Pointe	—	—	—	—	—	—	N/A	N/A	N/A
Winchester	412	20.6	1.7	389	15.8	2.1	6%	30%	(19)%
Total	3,055	85.5	3.0	2,665	71.9	3.1	15%	19%	(4)%

Net new home orders for the year ended December 31, 2013 increased 15% to 3,055, compared to 2,665 during the prior year period.  Our overall absorption rate for the year ended December 31, 2013 was 35.7 per average selling community (3.0 monthly), compared to 37.1 per average selling community (3.1 monthly) during the prior year period. The increase in net new home orders was primarily due to more active selling communities resulting in higher net new home activity among most segments, with the most significant increases occurring at Pardee and Trendmaker, reflecting improved market conditions primarily in the Inland Empire (Riverside County), Los Angeles/Ventura and the Houston markets. The year over year decrease at Quadrant was primarily due to a lower absorption rate.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2013			As of December 31, 2012			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay	116	$42,068	$363	91	$24,761	$272	28%	70%	33%
Pardee	280	171,077	611	311	129,770	417	(10)%	32%	46%
Quadrant	96	44,262	461	105	32,106	306	(9)%	38%	51%
Trendmaker	222	108,491	489	158	70,326	445	41%	54%	10%
TRI Pointe	—	—	—	—	—	—	N/A	N/A	N/A
Winchester	183	141,166	771	116	85,534	737	58%	65%	5%
Total	897	$507,064	$565	781	$342,497	$439	15%	48%	29%

Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 15% for the years ended December 31, 2013 and 2012. The dollar value of backlog was approximately $507.1 million as of December 31, 2013, an increase of $164.6 million, or 48%, compared to $342.5 million as of December 31, 2012. This increase reflects an increase in the average sales price of homes in backlog of $126,000, or 29%, to $565,000 as of December 31, 2013 compared to $439,000 as of December 31, 2012, along with an increase in the number of homes in backlog of 116, or 15%, to 897 homes as of December 31, 2013 from 781 homes as of December 31, 2012. The increase in average sales price of homes in backlog is attributable to the introduction of new products with larger square footage at higher prices in newly opened selling communities and higher prices at existing communities from price increases.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2012			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	463	$145,822	$315	389	$103,222	$265	19%	41%	19%
Pardee	1,183	477,956	404	681	270,583	397	74%	77%	2%
Quadrant	363	116,270	320	415	121,311	292	(13)%	(4)%	10%
Trendmaker	585	260,566	445	477	199,933	419	23%	30%	6%
TRI Pointe	—	—	—	—	—	—	N/A	N/A	N/A
Winchester	345	217,816	631	352	175,547	499	(2)%	24%	26%
Total	2,939	$1,218,430	$415	2,314	$870,596	$376	27%	40%	10%

Home sales revenue increased $347.8 million, or 40%, to $1.2 billion for the year ended December 31, 2013 from $870.6 million for the prior year period. The increase was comprised of: (i) $257.6 million related to a 27% increase in the number of homes delivered to 2,939 for the year ended December 31, 2013 from 2,314 for the year ended December 31, 2012, and (ii) an increase in revenue of $90.2 million related to a $39,000 increase in the average sales price of homes delivered to $415,000 for the year ended December 31, 2013 from $376,000 for the year ended December 31, 2012.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2013	%	2012	%
Home sales	$1,218,430	100.0%	$870,596	100.0%
Cost of home sales	948,561	77.9%	690,578	79.3%
Homebuilding impairments and lot option abandonments	1,719	0.1%	3,319	0.4%
Homebuilding gross margin	268,150	22.0%	176,699	20.3%
Add: interest in cost of home sales	25,584	2.1%	19,706	2.3%
Add: impairments and lot option abandonments	1,719	0.1%	3,319	0.4%
Adjusted homebuilding gross margin(1)	$295,453	24.2%	$199,724	22.9%
Homebuilding gross margin percentage	22.0%		20.3%
Adjusted homebuilding gross margin percentage(1)	24.2%		22.9%
(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 22.0% for the year ended December 31, 2013 as compared to 20.3% for the prior year period. The increase was due to a higher priced product mix from new selling communities and the implementation of price increases at rates that exceeded cost increases. Excluding interest in cost of home sales and homebuilding impairment charges, adjusted homebuilding gross margin percentage was 24.2% for the year ended December 31, 2013, compared to 22.9% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in non-adjusted homebuilding gross margin.

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

Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2013	%	2012	%
Land and lot sales	$52,261	100.0%	$192,489	100.0%
Cost of land and lot sales	38,052	72.8%	116,143	60.3%
Land and lot impairments and lot option abandonments	343,660	657.6%	168	0.1%
Land and lot gross margin	(329,451)	(630.4)%	76,178	39.6%
Add: interest in cost of land and lot sales	11,087	21.2%	10,586	5.5%
Add: impairments of land and lot assets	343,660	657.6%	168	0.1%
Adjusted land and lot gross margin(1)	25,296	48.4%	$86,932	45.2%
Land and lot gross margin percentage	(630.4)%		39.6%
Adjusted land and lot gross margin percentage(1)	48.4%		45.2%
(1)	Non-GAAP financial measure (as discussed below).

Our land and lot gross margin percentage decreased to (630.4)% for the year ended December 31, 2013 as compared to 39.6% for the prior year period.  Results for the year ended December 31, 2013 include $343.3 million of impairment charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada.  Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property.  Excluding interest in cost of land and lot sales and land and lot impairment charge, adjusted land and lot gross margin percentage was 48.4% for the year ended December 31, 2013, compared to 45.2% for the prior year period.

Adjusted land and lot gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and non-cash charges have on land and lot gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to land and lot gross margin, the nearest GAAP equivalent.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

			As a Percentage of
	Year Ended December 31,		Home Sales Revenue
	2013	2012	2013	2012
Sales and marketing	$94,521	$78,022	7.8%	9.0%
General and administrative ("G&A")	74,244	75,583	6.1%	8.7%
Total sales and marketing and G&A	$168,765	$153,605	13.9%	17.6%

Sales and marketing expense decreased to 7.8% of home sales revenue for the year ended December 31, 2013 from 9.0% of home sales revenue for the year ended December 31, 2012 mainly due to a 40% increase in home sales revenue from 2012 to 2013.  Sales and marketing expense increased $16.5 million, or 21%, to $94.5 million for the year ended December 31, 2013 from $78.0 million for the prior year. The increase in sales and marketing expense was primarily attributable to variable costs, such as sales commissions and closing costs, related to a 27% increase in the number of homes delivered, and additional expenses associated with 49 new community openings during the year ended December 31, 2013, an increase of 75% over the year ended December 31, 2012.

General and administrative expense decreased to 6.1% of home sales revenue for the year ended December 31, 2013 from 8.7% of home sales revenue for the same period in the prior year. The decrease was mainly due to the fixed nature of general and administrative costs benefited from a 40% increase in home sales revenue from 2012 to 2013.  General and administrative expenses decreased $1.3 million, or 2%, to $74.2 million for the year ended December 31, 2013 from $75.6 million for the prior year largely due to lower employee variable compensation costs for 2013 compared to 2012.

Total sales and marketing and G&A (“SG&A”) expense increased $15.2 million, or 10%, to $168.8 million for the year ended December 31, 2013 from $153.6 million in the prior year, but improved to 13.9% of home sales revenue from 17.6% for the years ended December 31, 2013 and 2012, respectively.

Restructuring Charges

Restructuring charges increased to $10.9 million for the year ended December 31, 2013 compared to $2.5 million in the prior year. The $8.4 million increase includes a $5.1 million increase in employee-related costs such as severance and retention, primarily incurred in connection with the pending Merger, and a $3.3 million increase in lease termination costs related to contract terminations resulting from general cost reduction initiatives.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $22.7 million and $27.1 million for years ended December 31, 2013 and 2012, respectively. The capitalized portion of interest incurred was $19.1 million and $22.1 million for the years ended December 31, 2013 and 2012, respectively. The decrease in interest incurred during the year ended December 31, 2013 as compared to the prior year period was primarily attributable to replacing third party debt with debt payable to Weyerhaeuser, which resulted in a more favorable interest rate on the mix of average outstanding debt.

Interest expense was $3.6 million and $5.0 million during the years ended December 31, 2013 and 2012, respectively.   Interest expense is included in other income (expense), net on the consolidated statements of operations.

Income Tax

For the year ended December 31, 2013, we recorded a tax benefit of $86.2 million based on an effective tax rate of 36.3%. For the year ended December 31, 2012, we recorded a tax provision of $38.9 million based on an effective tax rate of 39.1%.  The tax benefit in 2013 was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.  The 2013 effective tax rate decreased to 36.3% from 39.1% in 2012 due primarily to a reduction in state income taxes in 2013 resulting from a change in revenue mix by state, partially offset by an increase to the rate (providing an increase in the tax benefit when applied to the pretax loss) for federal tax credits.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 8, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2013	2012	Amount	%
Lots Owned
Maracay	1,118	735	383	52%
Pardee(2)	17,950	19,119	(1,169)	(6)%
Quadrant	864	910	(46)	(5)%
Trendmaker	679	567	112	20%
TRI Pointe	—	—	—	N/A
Winchester	2,105	2,190	(85)	(4)%
Total	22,716	23,521	(805)	(3)%
Lots Controlled(1)
Maracay	1,189	845	344	41%
Pardee(2)	1,026	408	618	151%
Quadrant	520	496	24	5%
Trendmaker	1,074	1,014	60	6%
TRI Pointe	—	—	—	N/A
Winchester	1,088	914	174	19%
Total	4,897	3,677	1,220	33%
Total Lots Owned or Controlled(1)	27,613	27,198	415	2%
(1)	As of December 31, 2013 and 2012, lots controlled included lots that were under land option contracts or purchase contracts.
(2)	As of December 31, 2013 and 2012, excludes 10,686 lots owned and 56,413 lots controlled relating to Coyote Springs, which were excluded assets per the Transaction Agreement.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2014 were operating expenses, land purchases, land development, home construction and the repayment of debt payable to Weyerhaeuser. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2014, we had $170.6 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing for at least the next twelve months.

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

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of December 31, 2014, $9.9 million and $13.4 million of interest was paid on the 2019 Notes and the 2024 Notes, respectively.  As of December 31, 2014, no principal has been paid on the Senior Notes, and there was $23.7 million of capitalized debt financing costs related to the Senior Notes, included in other assets on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

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

As of December 31, 2014 the outstanding balance under the Facility was $260 million with an interest rate of 2.71% per annum and $153.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At December 31, 2014 we had outstanding letters of credit of $11.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

As of December 31, 2014, the Company had $14.7 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans will accrue interest at a weighted average rate of 6.96% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.

Covenant Compliance

Under our Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	December 31,	December 31,
Financial Covenants	2014	2014

Consolidated Tangible Net Worth	$1,287,415	$876,196
(Not less than $850.0 million plus 50% of net income and 50% of the net proceeds from equity offerings after June 30, 2014)
Leverage Test	44%	<55%
(Not to exceed 55%)
Interest Coverage Test	4.95	>1.5
(Not less than 1.5:1.0)

As of December 31, 2014 we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	December 31,
	2014	2013
Notes payable and other borrowings	$274,677	$—
Senior Notes	887,502	—
Debt payable to Weyerhaeuser	—	834,589
Total debt	1,162,179	834,589
Stockholders' equity	1,454,180	797,096
Total capital	$2,616,359	$1,631,685
Ratio of debt-to-capital(1)	44.4%	51.1%

Total debt	$1,162,179	$834,589
Less: Cash and cash equivalents	(170,629)	(4,510)
Net debt	991,550	830,079
Stockholders' equity	1,454,180	797,096
Total capital	$2,445,730	$1,627,175
Ratio of net debt-to-capital(2)	40.5%	51.0%
(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
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

Cash Flows—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased by $92.4 million to $113.4 million in 2014 from a use of $21.0 million in 2013. The change was primarily comprised of an increase in real estate inventories of $276.3 million in 2014 compared to an increase of $165.5 million in 2013.  Other offsetting activity included net income of $84.2 million in 2014 compared to a net loss of $149.5 million in 2013.  The net loss in 2013 was due primarily to $345.5 million of non-cash impairment and related charges, offset by a deferred tax benefit of $108.9 million which was primarily related to the impairment charge.

•

Net cash provided by investing activities was $44.7 million in 2014 compared to $8.3 million of cash used in 2013. Cash provided by investing activities for 2014 was primarily related to cash acquired in the Merger.

•

Net cash provided by financing activities increased to $234.8 million in 2014 from $28.6 million in 2013. The change was primarily a result of (i) proceeds from the issuance of Senior Notes, and (ii) borrowings from notes payable, offset by (iii) payments on debt payable to Weyerhaeuser.

As of December 31, 2014, our cash and cash equivalents balance was $170.6 million.

Cash Flows—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased by $83.8 million to a use of $21.0 million in 2013 from a source of $62.8 million in 2012. The change was primarily comprised of an increase in real estate inventories of $165.5 million in 2013 compared to an increase of $74.9 million in 2012.  This change was partially offset by a source of receivables of $44.7 million in 2013 compared to a use of $11.8 million in 2012.  Other offsetting activity included a net loss of $149.5 million in 2013 compared to net income of $61.5 million in 2012.  The net loss in 2013 was due primarily to $345.5 million of non-cash impairment and related charges, offset by a deferred tax benefit of $108.9 million which was primarily related to the impairment charge.  There was a deferred tax loss of $38.0 million in 2012.

•

Net cash used in investing activities increased $6.2 million to $8.3 million in 2013 from $2.1 million in 2012, primarily due to an increase in property and equipment purchases to $10.4 million in 2013 from $3.5 million in 2012. These additional purchases related to both model furnishings acquired for new selling communities and leasehold improvements made in connection with regional office relocations.

•

Net cash flow from financing activities increased $87.3 million to $28.6 million in 2013 from a use of $58.7 million in 2012. The change was primarily comprised of the net loan borrowings from Weyerhaeuser.

As of December 31, 2013, our cash and cash equivalents balance was $4.5 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements.  As of December 31, 2014, we had $52.2 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $457.9 million (net of deposits).

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

As of December 31, 2014, we had $153.2 million of availability under our secured revolving credit facilities after considering the borrowing base provisions and outstanding letters of credit.

Contractual Obligations Table

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2014, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt principal payments(1)	$1,174,677	$260,200	$14,477	$450,000	$450,000
Long-term debt interest payments	345,901	54,198	92,250	68,367	131,086
Operating leases(2)	36,679	7,255	13,079	7,945	8,400
Purchase obligations(3)	457,888	269,071	180,596	4,634	3,587
Total	$2,015,145	$590,724	$300,402	$530,946	$593,073
(1)	For a more detailed description of our long-term debt, please see Note 13 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(2)	For a more detailed description of our operating leases, please see Note 15 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(3)

Includes $457.9 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2014. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements.”

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2014, 2013 and 2012 we recorded real estate inventory impairment charges of $931,000, $341.1 million and $735,000, respectively.  The impairment charge in 2013 is primarily related to the impairment of Coyote Springs, which was an excluded asset per the Transaction Agreement.

Home Sales and Profit Recognition

In accordance with ASC 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded based on future tax consequences of both temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

Each quarter we assess our deferred tax assets to determine whether all or any portion of the assets is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives. Due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.

We classify any interest and penalties related to income taxes as part of income tax expense. As of December 31, 2014, the Company has liabilities for gross unrecognized tax benefits of $14.9 million the majority of which were assumed in connection with the Merger.

Goodwill

In connection with the Merger, $139.3 million of goodwill has been recorded as of December 31, 2014. We have completed the majority of our business combination accounting as of December 31, 2014 and expect to complete the remainder in the first quarter of 2015.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we will evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Based on our qualitative analysis, we have concluded as of December 31, 2014, our goodwill was not impaired.

Related Party Transactions

Prior to the Merger, WRECO was a wholly-owned subsidiary of Weyerhaeuser. Weyerhaeuser provided certain services including payroll processing and related employee benefits, other corporate services such as corporate governance, cash management and other treasury services, administrative services such as government relations, tax, internal audit, legal, accounting, human resources and equity-based compensation plan administration, lease of office space, aviation services and insurance coverage. WRECO was allocated a portion of Weyerhaeuser corporate general and administrative costs on either a proportional cost or usage basis.

During the year ended December 31, 2014 and prior to the Merger, WRECO sold $4.8 million of mineral rights and $21.2 million of land to Weyerhaeuser.

As of December 31, 2013, there were balances owed to Weyerhaeuser including accounts payable to Weyerhaeuser of $18.9 million, which is recorded in accounts payable on the accompanying consolidated balance sheet, $16.6 million of income tax liability to Weyerhaeuser, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet and $834.6 million of debt payable to Weyerhaeuser, which is recorded on the face of the accompanying balance sheet. All amounts owed to Weyerhaeuser were settled on the Closing Date in connection with the Merger, other than liabilities related to a tax sharing agreement.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for the annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the approach for implementation and the potential impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether they should consolidate certain legal entities, specifically limited partnerships and similar legal entities, and evaluating fee arrangements and related parties for primary beneficiary determination. ASU 2014-15 is effective for the annual period and interim periods within those annual periods ending after December 15, 2015. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of our unsecured revolving credit facility, seller financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2014.

	Expected Maturity Date
								Estimated
December 31,	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$260,000	$—	$—	$—	$—	$—	$260,000	$260,000
Weighted average interest rate	2.7%	0.0%	0.0%	0.0%	0.0%	0.0%	2.7%	2.7%

Fixed rate debt	$200	$14,477	$—	$—	$450,000	$450,000	$914,677	$911,302
Weighted average interest rate	7.0%	7.0%	0.0%	0.0%	4.4%	5.9%	5.2%	5.2%
Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 13 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

See Item 15 included in this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not contain management’s report on internal control over financial reporting due to the nature and timing of changes to the Company’s internal controls as a result of the Merger with WRECO that was completed on July 7, 2014.  WRECO was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for all purposes, including reporting with the SEC, our financial statements for periods prior to the Merger reflect the historical results of WRECO, and not those of TRI Pointe, and our financial statements for all subsequent periods reflect the results of the combined company.

As a result of the Merger, WRECO’s corporate accounting and finance personnel, and executive management team were replaced by TRI Pointe’s corporate accounting and finance personnel, and executive management team. However, the accounting policies of legacy TRI Pointe were largely replaced by those of the accounting acquirer, WRECO.  In addition, there were changes to the internal control over financial reporting framework of legacy TRI Pointe as a result of adopting certain controls of WRECO.  Further, the control environment for certain key processes such as income taxes, payroll, legal, treasury management and information technology were established and maintained by WRECO’s former parent which did not transfer to WRECO upon the close of the Merger.  Due to the timing of the transaction, the significance of WRECO compared to legacy TRI Pointe and the transition of the key processes and related controls that were maintained by WRECO’s former parent, we felt it was impracticable to complete a meaningful assessment of internal control over financial reporting of WRECO as of December 31, 2014.  In addition, as a result of the changes to legacy TRI Pointe’s accounting policies and internal controls over financial reporting, the timing of those changes and the continued integration with WRECO, the Company felt it was not practical for management to assess internal control over financial reporting of legacy TRI Pointe in a way that would be useful to the readers of this annual report.

Our management is currently assessing and implementing our internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control — Integrated Framework. We expect to complete this assessment during 2015. Our annual report on Form 10-K for the year ended December 31, 2015 will include a management’s report on internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

As discussed above, following the consummation of the Merger, there were changes to legacy TRI Pointe’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes in 2014 were largely related to legacy TRI Pointe adopting certain controls around the financial statement close, treasury, land acquisition and valuation, payroll, income taxes, and information technology processes of WRECO.  The Company expects further changes to our internal controls over financial reporting in 2015 as our management continues to assess the impact of the Merger on our existing internal control structure and whether additional controls will be appropriate to address new or increased risks that may affect the reliability of our financial reporting and the preparation of our financial statements for our stockholders and other external users. Management expects to complete this assessment during 2015.

As noted above, our management’s assessment of our internal control over financial reporting is not complete, and, accordingly, our management may identify material weaknesses as part of its assessment.

Item 9B.	Other Information

None.

part iII

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated by reference from the information contained in our 2015 Proxy Statement under the captions “Board of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation

The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the captions “Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the captions “Ownership of TRI Pointe Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the caption “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference to our 2015 Proxy Statement under the caption “Audit Committee Matters.”

part iV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TRI Pointe Homes, Inc.

We have audited the accompanying consolidated balance sheet of TRI Pointe Homes, Inc. as of December 31, 2014, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRI Pointe Homes, Inc. at December 31, 2014, and the consolidated results of its operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Weyerhaeuser Real Estate Company:

We have audited the accompanying consolidated balance sheet of Weyerhaeuser Real Estate Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Real Estate Company and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, WA

February 18, 2014

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$170,629	$4,510
Receivables	20,118	60,397
Real estate inventories	2,280,183	1,465,526
Investments in unconsolidated entities	16,805	20,923
Goodwill and other intangible assets, net	162,563	6,494
Deferred tax assets	157,821	288,983
Other assets	105,405	63,631
Total assets	$2,913,524	$1,910,464

Liabilities
Accounts payable	$68,860	$59,676
Accrued expenses and other liabilities	210,009	190,682
Notes payable and other borrowings	274,677	—
Senior notes	887,502	—
Debt payable to Weyerhaeuser	—	834,589
Total liabilities	1,441,048	1,084,947
Commitments and contingencies (Note 15)	—	—
Equity
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,355,490 and 129,700,000 shares issued and outstanding at December 31, 2014 and 2013, respectively (Note 1)	1,614	1,297
Additional paid-in capital	906,159	333,589
Retained earnings	546,407	462,210
Total stockholders' equity	1,454,180	797,096
Noncontrolling interests	18,296	28,421
Total equity	1,472,476	825,517
Total liabilities and equity	$2,913,524	$1,910,464

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Home sales	$1,646,274	$1,218,430	$870,596
Land and lot sales	47,660	52,261	192,489
Other operations	9,682	4,021	7,221
Total revenues	1,703,616	1,274,712	1,070,306
Expenses:
Cost of home sales	1,316,470	948,561	690,578
Cost of land and lot sales	37,560	38,052	116,143
Other operations	3,324	2,854	5,214
Impairments and lot option abandonments	2,515	345,448	3,591
Sales and marketing	103,600	94,521	78,022
General and administrative	82,373	74,244	75,583
Restructuring charges	10,543	10,938	2,460
Total expenses	1,556,385	1,514,618	971,591
Income (loss) from operations	147,231	(239,906)	98,715
Equity in (loss) income of unconsolidated entities	(288)	2	2,490
Transaction expenses	(17,960)	—	—
Other income (expense), net	(1,019)	2,450	(1,576)
Income (loss) from continuing operations before taxes	127,964	(237,454)	99,629
(Provision) benefit for income taxes	(43,767)	86,161	(38,910)
Income (loss) from continuing operations	84,197	(151,293)	60,719
Discontinued operations, net of income taxes	—	1,838	762
Net income (loss)	$84,197	$(149,455)	$61,481

Earnings (loss) per share
Basic
Continuing operations	$0.58	$(1.17)	$0.47
Discontinued operations	—	0.02	—
Net earnings (loss) per share	$0.58	$(1.15)	$0.47
Diluted
Continuing operations	$0.58	$(1.17)	$0.47
Discontinued operations	—	0.02	—
Net earnings (loss) per share	$0.58	$(1.15)	$0.47
Weighted average shares outstanding
Basic	145,044,351	129,700,000	129,700,000
Diluted	145,531,289	129,700,000	129,700,000

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Shares (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2011	129,700,000	$1,297	$339,823	$550,184	$891,304	$(1,597)	$889,707
Net income	—	—	—	61,481	61,481	—	61,481
Return of capital to Weyerhaeuser	—	—	(2,351)	—	(2,351)	—	(2,351)
Excess (cost) of share-based awards, net	—	—	(509)	—	(509)	—	(509)
Stock-based compensation expense	—	—	3,854	—	3,854	—	3,854
Contributions from noncontrolling interests	—	—	—	—	—	233	233
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	41,312	41,312
Balance at December 31, 2012	129,700,000	1,297	340,817	611,665	953,779	39,948	993,727
Net income (loss)	—	—	—	(149,455)	(149,455)	—	(149,455)
Return of capital to Weyerhaeuser	—	—	(13,920)	—	(13,920)	—	(13,920)
Excess tax benefit of share-based awards, net	—	—	1,690	—	1,690	—	1,690
Stock-based compensation expense	—	—	5,002	—	5,002	—	5,002
Distributions to noncontrolling interests, net	—	—	—	—	—	(7,121)	(7,121)
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	(4,406)	(4,406)
Balance at December 31, 2013	129,700,000	1,297	333,589	462,210	797,096	28,421	825,517
Net income	—	—	—	84,197	84,197	—	84,197
Capital contribution by Weyerhaeuser, net	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued through stock plans	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	$1,614	$906,159	$546,407	$1,454,180	$18,296	$1,472,476

See accompanying notes.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$84,197	$(149,455)	$61,481
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,423	13,489	11,798
Equity in (income) loss of unconsolidated entities, net	288	(2)	(2,453)
Deferred income taxes, net	5,716	(108,869)	38,000
Amortization of stock-based compensation	8,626	5,002	3,854
Charges for impairments and lot option abandonments	2,515	345,448	3,591
Net gain on sale of discontinued operations	—	(1,946)	—
Charge for early extinguishment of debt	—	645	—
Bridge commitment fee	10,322	—	—
Changes in assets and liabilities:
Real estate inventories	(276,315)	(165,471)	(74,939)
Receivables	40,933	44,689	(11,823)
Other assets	(6,680)	(19,391)	3,845
Accounts payable	5,571	(6,538)	10,262
Accrued expenses and other liabilities	(46)	20,200	16,370
Returns on investments in unconsolidated entities, net	80	1,111	2,680
Other operating cash flows	—	84	180
Net cash (used in) provided by operating activities	(113,370)	(21,004)	62,846
Cash flows from investing activities:
Purchases of property and equipment	(7,850)	(10,350)	(3,529)
Cash acquired in the Merger	53,800	—	—
Proceeds from sale of property and equipment	23	5	4
Investments in unconsolidated entities	(1,311)	(1,571)	(232)
Proceeds from the sale of discontinued operations	—	3,623	—
Proceeds from sale of partnership interests	—	—	1,634
Net cash provided by (used in) investing activities	44,662	(8,293)	(2,123)
Cash flows from financing activities:
Borrowings from notes payable	100,600	—	—
Repayment of notes payable	(53,051)	(109,900)	(175,805)
Proceeds from issuance of senior notes	886,698	—	—
Debt issuance costs for senior notes	(23,000)	—	—
Bridge commitment fee	(10,322)	—	—
Changes in debt payable to Weyerhaeuser	(623,589)	145,036	120,810
Change in book overdrafts	(22,491)	6,821	(2,809)
Excess tax benefits of share-based awards	1,757	2,097	1,241
Distributions to Weyerhaeuser	(8,606)	(13,920)	(2,351)
Net proceeds of debt held by variable interest entities	3,903	5,582	—
Contributions from noncontrolling interests	1,895	925	233
Distributions to noncontrolling interests	(19,143)	(8,046)	—
Proceeds from exercise of equity awards	176	—	—
Net cash provided by (used in) financing activities	234,827	28,595	(58,681)
Net increase (decrease) in cash and cash equivalents	166,119	(702)	2,042
Cash and cash equivalents - beginning of year	4,510	5,212	3,170
Cash and cash equivalents - end of year	$170,629	$4,510	$5,212

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as described in “Reverse Acquisition” below.  All significant intercompany accounts have been eliminated upon consolidation.  Certain prior period amounts have been reclassified to conform to current period presentation.  Subsequent events have been evaluated through the date the financial statements were issued.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. (and its consolidated subsidiaries).

Reverse Acquisition

On July 7, 2014 (the “Closing Date”), TRI Pointe Homes, Inc. consummated the previously announced merger (the “Merger”) of our wholly-owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into Weyerhaeuser Real Estate Company (“WRECO”), with WRECO surviving the Merger and becoming our wholly-owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among us, Weyerhaeuser Company (“Weyerhaeuser”), the Company, WRECO and Merger Sub. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of TRI Pointe prior to the Closing Date. Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.

See Note 2, Merger with Weyerhaeuser Real Estate Company, for further information on the Merger. In the Merger, each issued and outstanding WRECO common share was converted into 1.297 shares of TRI Pointe common stock. The historical issued and outstanding WRECO common shares (100,000,000 common shares for all periods presented prior to the Merger) have been recast (as 129,700,000 common shares of the Company for all periods prior to the Merger) in all periods presented to reflect this conversion.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2014, 2013 and 2012 we recorded impairment charges of $931,000, $341.1 million and $735,000, respectively.  The impairment charge in 2013 was primarily related to the impairment of the Coyote Springs Property, which was an excluded asset per the Transaction Agreement.

Revenue Recognition

In accordance with ASC Topic 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

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

Investments in Unconsolidated Entities

We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in income (loss) of unconsolidated entities in the accompanying consolidated statement of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment may not be recoverable.

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

Restructuring Charges

Restructuring charges are incurred related to the Merger in addition to general cost reduction initiatives.   These charges are comprised of employee retention and severance-related expenses and lease termination costs.  We account for restructuring charges in accordance with ASC Topic 420, Exit or Disposal Cost Obligations or ASC Topic 712 – Compensation – Nonretirement Postemployment Benefits.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded based on future tax consequences of both temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

Each quarter we assess our deferred tax assets to determine whether all or any portion of the assets is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives. Due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.

We classify any interest and penalties related to income taxes as part of income tax expense. As of December 31, 2014, the Company has liabilities for gross unrecognized tax benefits of $14.9 million the majority of which were assumed in connection with the Merger.

Goodwill

In connection with the Merger, $139.3 million of goodwill has been recorded as of December 31, 2014. We have completed the majority of our business combination accounting as of December 31, 2014 and expect to complete the remainder in the first quarter of 2015.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we will evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Based on our qualitative analysis, we have concluded as of December 31, 2014, our goodwill was not impaired.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for the annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the approach for implementation and the potential impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

2.	Merger with Weyerhaeuser Real Estate Company

In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly-owned subsidiary of TRI Pointe. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock. On the Closing Date, the former direct parent entity of WRECO paid TRI Pointe $31.5 million in cash in accordance with the Transaction Agreement.  Following the Merger, WRECO changed its name to TRI Pointe Holdings, Inc.

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

The net proceeds of $861.3 million from the offering of the Senior Notes were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date and prior to the consummation of the Merger, WRECO paid $743.7 million in cash to its former direct parent, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739.0 million Payment Amount (as defined in the Transaction Agreement) as well as $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe.

Transaction Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger, excluding the impact of restructuring costs and purchase accounting adjustments, totaled $18.0 million for the year ended December 31, 2014. We do not expect to incur additional transaction-related costs in 2015.

Fair Value of Assets Acquired and Liabilities Assumed

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the Closing Date (in thousands, except shares and closing stock price):

Calculation of consideration transferred
TRI Pointe shares outstanding	31,632,533
TRI Pointe closing stock price on July 7, 2014	$15.85
Consideration attributable to common stock	$501,376
Consideration attributable to TRI Pointe equity awards	1,072
Total consideration transferred	$502,448
Assets acquired and liabilities assumed
Cash and cash equivalents	$53,800
Accounts receivable	654
Real estate inventories	539,677
Intangible asset	17,300
Goodwill	139,304
Other assets	28,060
Total assets acquired	778,795
Accounts payable	26,105
Accrued expenses and other liabilities	23,114
Notes payable and other borrowings	227,128
Total liabilities assumed	276,347
Total net assets acquired	$502,448

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

The fair value of the acquired intangible asset was determined based on a valuation performed by an independent valuation specialist. The $17.3 million intangible asset is related to the TRI Pointe trade name which is deemed to have an indefinite useful life.

Goodwill is primarily attributed to expected synergies from combining WRECO’s and TRI Pointe’s existing businesses, including, but not limited to, expected cost synergies from overhead savings resulting from streamlining certain redundant corporate functions, improved operating efficiencies, including provision of certain corporate level administrative and support functions at a lower cost than was historically allocated to WRECO for such services by its former direct parent, and growth of ancillary operations in various markets as permitted under applicable law, including a mortgage business, a title company and other ancillary operations. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.  The acquired goodwill is not deductible for income tax purposes.

The Company has completed the majority of its business combination accounting as of December 31, 2014 and expects to complete the remainder in the first quarter of 2015. As of December 31, 2014, the Company had not completed its final review of the valuation of acquired inventory, investments in unconsolidated entities, income taxes and deferred income tax assets and liabilities, and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Supplemental Pro Forma Information (Unaudited)

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Total revenues	$1,865,723	$1,532,667
Net income (loss)	$88,416	$91,028
Earnings per share - basic	$0.55	$0.56
Earnings per share - diluted	$0.55	$0.56

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

3.	Restructuring Charges

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee-related costs	$9,211	$5,736	$573
Lease termination costs	1,332	5,202	1,887
Total	$10,543	$10,938	$2,460

Employee-related costs incurred during the year ended December 31, 2014 included employee retention and severance-related expenses of $8.3 million and stock-based compensation expense of $947,000 for employees terminated during the period.  Employee retention and severance-related expenses were $5.7 million and $573,000 for the years ended December 31, 2013 and 2012, respectively. Lease termination costs of $1.3 million, $5.2 million and $1.9 million during the years ended December 31, 2014, 2013 and 2012, respectively, relate to contract terminations as a result of general cost reduction initiatives.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued employee-related costs, beginning of period	$4,336	$28	$104
Current year charges	8,264	5,736	573
Payments	(8,756)	(1,428)	(649)
Accrued employee-related costs, end of period	$3,844	$4,336	$28

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued lease termination costs, beginning of period	$3,506	$2,335	$3,674
Current year charges	1,332	5,202	1,887
Payments	(3,444)	(4,031)	(3,226)
Accrued lease termination costs, end of period	$1,394	$3,506	$2,335

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

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

Total revenues and income from continuing operations before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues
Maracay	$150,689	$145,822	$103,222
Pardee	525,381	519,074	356,489
Quadrant	145,377	127,237	127,785
Trendmaker	281,270	260,566	298,396
TRI Pointe	324,208	—	—
Winchester	276,691	222,013	184,414
	$1,703,616	$1,274,712	$1,070,306

Income (loss) from continuing operations before taxes
Maracay	$10,845	$10,438	$5,347
Pardee	74,898	(258,138)	87,691
Quadrant	9,028	1,504	(2,851)
Trendmaker	31,684	28,452	29,472
TRI Pointe	19,272	—	—
Winchester	24,612	24,561	18,537
Corporate (1)	(42,375)	(44,271)	(38,567)
	$127,964	$(237,454)	$99,629

Impairments and lot option abandonments
Maracay	$443	$203	$181
Pardee	306	343,661	133
Quadrant	1,059	1,146	2,575
Trendmaker	45	7	—
TRI Pointe	49	—	—
Winchester	613	431	702
Corporate	—	—	—
	$2,515	$345,448	$3,591

(1)	Includes $18.0 million of Merger related transaction costs and $5.5 million of restructuring charges for the year ended December 31, 2014.

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	Year Ended December 31,
	2014	2013

Real estate inventories
Maracay	$153,577	$131,380
Pardee	924,362	875,618
Quadrant	153,493	113,088
Trendmaker	176,696	130,973
TRI Pointe	613,666	—
Winchester	258,389	214,467
	$2,280,183	$1,465,526

Total assets
Maracay	$170,932	$138,552
Pardee	1,000,489	976,262
Quadrant	167,796	125,456
Trendmaker	195,829	134,628
TRI Pointe	764,001	—
Winchester	281,547	234,419
Corporate and Other	332,930	301,147
	$2,913,524	$1,910,464

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$84,197	$(151,293)	$60,719
Discontinued operations, net of income taxes	—	1,838	762
Net income	$84,197	$(149,455)	$61,481
Denominator:
Basic weighted-average shares outstanding	145,044,351	129,700,000	129,700,000
Effect of dilutive shares:
Stock options and unvested restricted stock units	486,938	—	—
Diluted weighted-average shares outstanding	145,531,289	129,700,000	129,700,000
Earnings per share
Basic
Continuing operations	$0.58	$(1.17)	$0.47
Discontinued operations	—	0.02	—
Net earnings per share	$0.58	$(1.15)	$0.47
Diluted
Continuing operations	$0.58	$(1.17)	$0.47
Discontinued operations	—	0.02	—
Net earnings per share	$0.58	$(1.15)	$0.47

Antidilutive stock options not included in diluted earnings per share	1,295,280	—	—

In the Merger, each issued and outstanding WRECO common share was converted into 1.297 shares of TRI Pointe common stock. The historical issued and outstanding WRECO common shares (100,000,000 common shares for all periods presented prior to the Merger) have been recast (as 129,700,000 common shares of the Company for all periods prior to the Merger) in all periods presented to reflect this conversion.  See Note 2, Merger with Weyerhaeuser Real Estate Company, for further information on the Merger.

6.	Receivables, Net

Receivables, net consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013
Accounts receivable, net	$9,771	$8,649
Warranty insurance receivable (Note 15)	10,047	12,489
Notes and contracts receivable	300	39,259
Total receivables	$20,118	$60,397

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Real estate inventories owned:
Homes completed or under construction	$461,712	$308,856
Land under development	1,391,303	760,731
Land held for future development	245,673	264,120
Model homes	103,270	53,351
Total real estate inventories owned	2,201,958	1,387,058
Real estate inventories not owned:
Land purchase and land option deposits	44,155	38,788
Consolidated inventory held by VIEs	34,070	39,680
Total real estate inventories not owned	78,225	78,468
Total real estate inventories	$2,280,183	$1,465,526

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future.

Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by a VIE. For further details, see Note 9, Variable Interest Entities.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest incurred	$41,706	$22,674	$27,038
Interest capitalized	(38,975)	(19,081)	(22,059)
Interest expensed	$2,731	$3,593	$4,979

Capitalized interest in beginning inventory	$138,233	$155,823	$164,056
Interest capitalized as a cost of inventory	38,975	19,081	22,059
Interest previously capitalized as a cost of inventory, included in cost of sales	(52,747)	(36,671)	(30,292)
Capitalized interest in ending inventory	$124,461	$138,233	$155,823

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income (expense).

Real estate inventory impairments and land option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Real estate inventory impairments	$931	$341,086	$735
Land option abandonments and pre-acquisition costs	1,584	4,362	2,856
	$2,515	$345,448	$3,591

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

The homebuilding impairment charge in 2013 is primarily related to the $340.3 million impairment of the Coyote Springs Property in December 2013. Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property described in Note 9.

8.	Investments in Unconsolidated Entities

As of December 31, 2014, we held equity investments in six active real estate partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	December 31,
	2014	2013
Limited partnerships and limited liability company interests	$13,710	$18,454
General partnership interests	3,095	2,469
Total	$16,805	$20,923

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

Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2014	2013
Assets
Cash	$17,154	$10,459
Receivables	9,550	9,443
Real estate inventories	95,500	254,505
Other assets	620	535
Total assets	$122,824	$274,942
Liabilities and equity
Accounts payable and other liabilities	$10,914	$76,248
Company's equity	16,805	20,923
Outside interests' equity	95,105	177,771
Total liabilities and equity	$122,824	$274,942

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales	$606	$6,271	$15,855
Other operating income (expense)	(4,290)	(7,521)	(12,244)
Other income (expense)	(2)	(18)	(220)
Net income (loss)	$(3,686)	$(1,268)	$3,391

Company's equity in (loss) income of unconsolidated entities	$(288)	$2	$2,490

9.	Variable Interest Entities

In the ordinary course of business, we enter into land option agreements in order to procure land and residential lots for future development and the construction of homes. The use of such land option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such deposits are recorded as land purchase and land option deposits under real estate inventories not owned in the accompanying consolidated balance sheets.

We analyze each of our land option agreements and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.

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

The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2014			December 31, 2013
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$8,071	$43,432	$34,070	$6,979	$34,724	$39,680
Unconsolidated VIEs	13,309	129,637	N/A	7,102	75,171	N/A
Other land option agreements	30,846	284,819	N/A	31,686	321,240	N/A
Total	$52,226	$457,888	$34,070	$45,767	$431,135	$39,680

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

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $5.3 million and $4.8 million as of December 31, 2014 and 2013, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of December 31, 2014. We have completed the majority of our business combination accounting as of December 31, 2014 and expect to complete the remainder in the first quarter of 2015. For further details on the goodwill recorded during the quarter, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets recorded as of December 31, 2014, including an existing trade name from the acquisition of Maracay in 2006 which has a 20 year useful life and a new trade name, TRI Pointe, resulting from the Merger which has an indefinite useful life. For further details on the TRI Pointe trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,304	$—	$139,304	$—	$—	$—
Trade names	27,979	(4,720)	23,259	10,679	(4,185)	6,494
	$167,283	$(4,720)	$162,563	$10,679	$(4,185)	$6,494

The remaining useful life of our amortizing intangible asset related to Maracay was 11.2 and 12.2 years as of December 31, 2014 and 2013, respectively. Amortization expense related to this intangible asset was $534,000 for the year ended December 31, 2014 and 2013, respectively, and was charged to sales and marketing expense.  Our indefinite life intangible asset related to TRI Pointe is not amortizing.

Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

December 31,
2014
2015	$534
2016	534
2017	534
2018	534
2019	534
Thereafter	3,289
Total	$5,959

11.	Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$29,111	$8,590
Refundable fees and other deposits	15,581	19,566
Development rights, held for future use or sale	7,409	9,090
Deferred loan costs on Senior Notes	23,686	—
Operating properties and equipment, net	11,719	17,386
Income tax receivable	10,713	—
Other	7,186	8,999
	$105,405	$63,631

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and related costs	$24,717	$48,232
Warranty reserves (Note 15)	33,270	24,449
Estimated cost for completion	54,437	53,160
Customer deposits	14,229	13,432
Debt (nonrecourse) held by VIEs (Note 9)	9,512	6,571
Income tax liability to Weyerhaeuser (Note 18)	15,659	16,577
Liability for uncertain tax positions (Note 17)	13,797	—
Accrued interest on Senior Notes and notes payable	3,059	—
Accrued insurance expense	9,180	—
Other	32,149	28,261
	$210,009	$190,682

13.Senior Notes and Notes Payable and Other Borrowings

Senior Notes

Senior notes consisted of the following (in thousands):

	December 31,
	2014	2013
4.375% Senior Notes due June 15, 2019, net of discount	$445,501	$—
5.875% Senior Notes due June 15, 2024, net of discount	442,001	—
	$887,502	$—

As discussed in Note 2, Merger with Weyerhaeuser Real Estate Company, on the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of the 2019 Notes and the 2024 Notes (collectively, the “Senior Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of approximately $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date, and prior to the consummation of the Merger, WRECO paid approximately $743.7 million in cash to the former direct parent entity of WRECO, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739 million Payment Amount (as defined in the Transaction Agreement) as well as approximately $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe and used for general corporate purposes.

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of December 31, 2014, no principal has been paid on the Senior Notes, and there was $23.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $1.9 million as of December 31, 2014.

Notes Payable and Other Borrowings

Notes payable and other borrowings consisted of the following (in thousands):

	December 31,
	2014	2013
Unsecured revolving Credit Facility	$260,000	$—
Seller financed loans	14,677	—
Debt payable to Weyerhaeuser	—	834,589
	$274,677	$834,589

Unsecured Revolving Credit Facility

In June 2014, the Company entered into an unsecured $425 million revolving credit facility (the “Credit Facility”) with various lenders, with one lender serving as the administrative agent for the Credit Facility. The Credit Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85%, depending on the Company’s leverage ratio. As of December 31, 2014, the outstanding balance under the Credit Facility was $260 million with an interest rate of 2.71% per annum and $153.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  Accrued interest related to the Credit Facility was $620,000 as of December 31, 2014.

At December 31, 2014 we had outstanding letters of credit of $11.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

As of December 31, 2014, the Company had $14.7 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans accrue interest at a weighted average rate of 6.96% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.  Accrued interest on these loans were $517,000 as of December 31, 2014.

Debt Payable to Weyerhaeuser

WRECO had a revolving promissory note payable to Weyerhaeuser prior to the Closing Date on July 7, 2014. This note payable was settled at the close of the Merger. WRECO paid interest on the unpaid balance of the principal at a per annum rate of LIBOR plus 1.70%.  Debt payable to Weyerhaeuser was $834.6 million at December 31, 2013.  See Note 18, Related Party Transactions, for further details.

Interest Incurred

During the years ended December 31, 2014 and 2013, the Company incurred interest of $41.7 million and $22.7 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $39.0 million and $19.1 million was capitalized to inventory for the years ended December 31, 2014 and 2013, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.4 million for the year ended December 31, 2014.  Accrued interest related to all outstanding debt at December 31, 2014 was $3.1 million. Accrued interest related to the debt payable with Weyerhaeuser was $4.3 million as of December 31, 2013, and is recorded in accounts payable on the accompanying consolidated balance sheet.

Covenant Requirements

The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.

Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio.

The Company was in compliance with all applicable financial covenants as of December 31, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments

A summary of assets and liabilities at December 31, 2014 and 2013, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2014		December 31, 2013
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Receivables (a)	Level 3	$20,118	$20,118	$60,397	$60,390
Senior Notes (b)	Level 2	887,502	896,625
Notes payable and other borrowings (c)	Level 3	274,677	274,677
At December 31, 2014 and 2013, the carrying value of cash and cash equivalents approximated fair value.

a.

The estimated fair value of our receivables was based on the discounted value of the expected future cash flows using current rates for similar receivables. The book value of our receivables equaled the fair value as of December 31, 2014 due to the short-term nature of the remaining receivables.

b.	The estimated fair value of our Senior Notes at December 31, 2014 is based on quoted market prices.
c.	We believe that the carrying value of our notes payable and other borrowings approximates fair value.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended		Year Ended
		December 31, 2014		December 31, 2013
			Fair Value		Fair Value
		Impairment	Net of	Impairment	Net of
	Hierarchy	Charge	Impairment	Charge	Impairment
Real estate inventories	Level 3	$931	$20,329	$341,086	$21,528

The homebuilding impairment charge as of December 31, 2013 was primarily related to the impairment of Coyote Springs in December 2013. Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property. Consequently, WRECO recognized a $340.3 million impairment charge in the fourth quarter of 2013 for the impairment of the Coyote Springs Property. In addition, WRECO wrote off $3.0 million of option deposits and pre-acquisition costs related to the Coyote Springs Property.

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.0 million and $12.5 million as of December 31, 2014 and December 31, 2013, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Warranty reserves, beginning of period	$24,449	$24,485	$26,404
Warranty reserves accrued	11,659	8,102	5,423
Liabilities assumed in the Merger	7,481	—	—
Adjustments to pre-existing reserves	199	1,933	2,650
Warranty expenditures	(10,518)	(10,071)	(9,992)
Warranty reserves, end of period	$33,270	$24,449	$24,485

Performance Bonds

We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2014 and December 31, 2013, the Company had outstanding surety bonds totaling $355.2 million and $280.6 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

Operating Leases

Office Space, Buildings and Equipment

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms up to nine years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.  The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows (in thousands):

2015	$7,255
2016	7,094
2017	5,985
2018	4,075
2019	3,870
Thereafter	8,400
$36,679

For the years ended December 31, 2014, 2013 and 2012, rental expense was $4.9 million, $5.1 million and $5.4 million, respectively.

Our minimum sublease rental income due to us in future periods under noncancellable sublease arrangements for office space and other buildings and equipment for the next five years and thereafter are as follows (in thousands):

2015	$624
2016	711
2017	535
2018	—
2019	—
Thereafter	—
$1,870

Model Homes

As part of our model home activities, we sell selected model homes to third parties at fair value and lease them back at market lease payments for periods approximating six months to three years.  For the years ended December 31, 2014, 2013 and 2012, rental expense was $0.6 million, $0.7 million and $0.9 million, respectively.  As of December 31, 2014 our only model home commitments were $205,000 payable in 2015.

Ground Leases

In 1987, we obtained two 55-year ground leases of commercial property that provided for three renewal options of ten years each and one 45-year renewal option.  We exercised the three 10-year extensions on one of these ground leases extending the lease through 2071.  The commercial buildings on these properties have been sold and the ground leases have been sublet to the buyers.

For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings.  Our lease commitments under this ground lease, which extends through 2071, were (in thousands):

2015	$2,224
2016	2,224
2017	2,224
2018	2,224
2019	2,224
Thereafter	79,148
$90,268

This ground lease has been subleased through 2041 to the buyers of the commercial buildings. Our lease commitments through 2041 total $60.1 million as of December 31, 2014, and are fully offset by sublease receipts under the noncancellable subleases.

For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner. However, we have guaranteed the performance of the buyers/lessees. As of December 31, 2014, guaranteed future payments on the lease, which expires in 2041, were $11.4 million.

Purchase Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2014, we had $52.2 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $457.9 million (net of deposits).

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

2013 Long-Term Incentive Plan

The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by legacy TRI Pointe in January 2013 and amended with the approval of our stockholders in 2014. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2014 there were 10,886,069 shares available for future grant under the 2013 Incentive Plan.

Converted Awards

Under the Transaction Agreement, each outstanding Weyerhaeuser equity award held by an employee of WRECO was converted into a similar equity award with TRI Pointe, based on the final exchange ratio of 2.1107 (the “Exchange Ratio”), rounded down to the nearest whole number of shares of common stock. The Company filed a registration statement on Form S-8 (Registration No. 333-197461) on July 16, 2014 to register 4,105,953 shares related to these equity awards. The converted awards have the same terms and conditions as the Weyerhaeuser equity awards except that all performance share units were surrendered in exchange for time-vesting restricted stock units without any performance-based vesting conditions or requirements and the exercise price of each converted stock option is equal to the original exercise price divided by the Exchange Ratio. There will be no future grants under the WRECO equity incentive plans. Refer to TRI Pointe’s Registration Statement on Form S-4, as amended (Registration No. 333-193248), for additional information on the Merger, the option exchange ratio and the treatment of equity awards under the Transaction Agreement.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total stock-based compensation	$7,679	$5,002	$3,854

As of December 31, 2014, total unrecognized stock-based compensation related to all stock-based awards was $10.9 million and the weighted average term over which the expense was expected to be recognized was 2.24 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the year ended December 31, 2014:

	2014
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in 000's)
Options outstanding at December 31, 2013 (1)	285,900	$17.04	9.1	$827
Granted	154,598	16.17	9.3	—
Assumed in the Merger	3,379,275	12.62	5.9	8,885
Exercised	(15,229)	11.34
Forfeited	(481,995)	13.24
Options outstanding at December 31, 2014	3,322,549	13.08	6.0	7,841
Options exercisable at December 31, 2014	1,813,003	12.27	4.0	5,573
(1)	Options outstanding at December 31, 2013 reflect outstanding options for the legal acquirer, TRI Pointe.

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

Under ASC 805, for share-based payment awards held by employees of the accounting acquirer (WRECO), the legal exchange of the accounting acquirer awards for the legal acquirer (TRI Pointe) awards is considered, from an accounting perspective, to be a modification of the accounting acquirer’s outstanding awards. The modification was accounted for pursuant to ASC 718. The modification resulted in incremental stock-based compensation for the year ended December 31, 2014, of $722,000.

The fair value of stock option awards assumed in the Merger was determined by using an option-based model with the following assumptions:

	2014 Grants	2013 Grants	2012 Grants	2011 Grants
Dividend yield	2.92%	2.23%	2.94%	2.48%
Expected volatility	31.71%	38.00%	40.41%	38.56%
Risk-free interest rate	1.57%	0.92%	1.01%	2.65%
Expected life (in years)	4.97	4.97	5.33	5.73

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

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2014:

	2014
		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in 000's)
Nonvested RSUs at December 31, 2013(1)	145,517	$17.68	$2,900
Granted	274,287	15.33	4,183
Assumed in the Merger	726,678	15.74	11,082
Vested	(59,326)	15.85
Forfeited	(204,447)	15.74
Nonvested RSUs at December 31, 2014	882,709	15.62	13,461
(1)	Nonvested RSUs at December 31, 2013 reflect nonvested RSUs for the legal acquirer, TRI Pointe.

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

17.	Income Taxes

The provision (benefit) for income tax attributable to income (loss) from continuing operations before income taxes consisted of (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(109,565)	$21,773	$1,457
State	5,339	1,646	122
Total current taxes	(104,226)	23,419	1,579

Deferred:
Federal	147,797	(107,651)	33,446
State	196	(1,929)	3,885
Total deferred taxes	147,993	(109,580)	37,331
Total income tax expense (benefit)	$43,767	$(86,161)	$38,910

The Company’s provision (benefit) for income taxes was different from the amount computed by applying the statutory federal income tax rate of 35% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Taxes at the U.S. federal statutory rate	$44,788	$(83,109)	$34,870
State income taxes, net of federal tax impact	3,822	(859)	3,964
Tax loss on the sale of WRI	(5,786)	—	—
Non deductible transaction costs	2,594	—	—
Other, net	(1,651)	(2,193)	76
Total income tax expense (benefit)	$43,767	$(86,161)	$38,910
Effective income tax rate	34.2%	36.3%	39.1%

Excluded from the calculation of our effective income tax rate for 2012 is a $400,000 benefit for the 2012 Energy Efficiency Credit that was not extended retroactively in law until the American Taxpayer Relief Act of 2012 was enacted in January 2013.

Deferred taxes consisted of the following at December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Deferred tax assets:
Impairment and other valuation reserves	$110,816	$230,430
Incentive compensation	2,646	15,892
Indirect costs capitalized	27,202	17,068
Net operating loss carryforwards (state)	29,975	34,000
Transaction costs	2,610	—
State taxes	1,368	—
Other costs and expenses	17,230	21,970
Gross deferred tax assets	191,847	319,360
Valuation allowance	(6,233)	(8,300)
Deferred tax assets, net of valuation allowance	185,614	311,060

Deferred tax liabilities:
Interest capitalized	(2,590)	(3,040)
Basis difference in inventory	(14,029)	(14,007)
Fixed assets	(555)	—
Intangibles	(8,944)	(2,463)
Other	(1,675)	(2,567)
Deferred tax liabilities	(27,793)	(22,077)
Net deferred tax assets	$157,821	$288,983

In connection with the Merger, the Company acquired $16.8 million of net deferred tax assets and assumed $15.5 million of liabilities for uncertain tax positions.

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

As of December 31, 2014, the Company had state net operating loss carryforward of $679.4 million, which will expire between 2015 and 2034. We had a valuation allowance related to deferred tax assets of $6.2 million and $8.3 million as of December 31, 2014 and December 31, 2013, respectively, related to certain state net operating loss carryforwards as the tax benefits from those state losses are not more likely than not to be realized.  The decrease in the valuation allowance in 2014 is principally due to the expiration of state net operating loss carryovers on which a full valuation allowance was previously recorded.

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

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2010-2014 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.

WRECO was part of the consolidated federal group of Weyerhaeuser NR Company, the Former Parent, through the tax period ended July 7, 2014. During 2013, the IRS completed the examination of the consolidated federal income tax returns for the taxable years 2008-2010. During April 2014, Weyerhaeuser NR Company’s 2012 consolidated federal income tax return was opened for examination. At this point, no adjustments are expected. In connection with the Merger, the Former Parent retained the obligation for uncertain tax positions arising through July 7, 2014. As a result, there is no liability for WRECO’s uncertain tax positions at July 7, 2014. No new uncertain tax positions were identified with respect to WRECO at December 31, 2014. Under the Tax Sharing Agreement, any additional tax liabilities that may arise as a result of the tax examinations of the pre-Merger periods are reimbursed by the Former Parent.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2014	2013
Balance at beginning of year	$—	$—
Increase due to Merger	16,716	—
Increases (Decreases) related to current year tax positions	(1,859)	—
Balance at end of year	$14,857	$—

The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is none as of December 31, 2014. Management believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months.

The Company classifies interest and penalties related to income taxes as part of income tax expense.  Accrued interest and penalties are included within the related liabilities in the balance sheet. The Company has recorded $48,000 of unpaid interest as a result of uncertain tax positions as of December 31, 2014.

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

If we were to calculate income taxes using the separate return method, the effect on pro forma unaudited income from continuing operations and pro forma unaudited earnings per share would be as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations before taxes
as reported in the accompanying financial statements	$127,964	$(237,454)	$99,629
(Provision) benefit for income taxes assuming computation
on a separate return basis	(49,553)	86,161	(38,910)
Pro forma income (loss) from continuing operations	$78,411	$(151,293)	$60,719

Pro forma earnings per share - basic	$0.54	$(1.17)	$0.47
Pro forma earnings per share - diluted	$0.54	$(1.17)	$0.47

Assuming computation on a separate return basis, our income tax provision would have increased by $5.8 million for the year ended December 31, 2014 related to the tax loss on the sale of Weyerhaeuser Realty Investors, Inc. to Weyerhaeuser NR Company that would not have provided a benefit to our income tax provision assuming computation on a separate return basis.  There would be no change to our income tax provision for the years ended December 31, 2013 and 2012.

Refer to Note 18, Related Party Transactions, for a description of the tax sharing agreement between TRI Pointe and Weyerhaeuser.

18.	Related Party Transactions

Prior to the Merger, WRECO was a wholly-owned subsidiary of Weyerhaeuser. Weyerhaeuser provided certain services including payroll processing and related employee benefits, other corporate services such as corporate governance, cash management and other treasury services, administrative services such as government relations, tax, internal audit, legal, accounting, human resources and equity-based compensation plan administration, lease of office space, aviation services and insurance coverage. WRECO was allocated a portion of Weyerhaeuser corporate general and administrative costs on either a proportional cost or usage basis.

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weyerhaeuser-allocated costs	$10,735	$22,884	$20,547

These expenses may not be indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

During the year ended December 31, 2014 and prior to the Merger, WRECO sold $4.8 million of mineral rights and $21.2 million of land to Weyerhaeuser.

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

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement executed in connection with the Merger. The liabilities under the tax sharing agreement relate to a portion of the California net operating loss generated prior to the Merger that are expected to be realized after July 7, 2014; federal tax credits generated prior to the Merger that are expected to be realized after July 7, 2014; and deductions for stock option awards granted through December 31, 2013 that are expected to be realized after July 7, 2014.  As of December 31, 2014, we had an income tax liability to Weyerhaeuser of $15.7 million which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

19.	Discontinued Operations

On October 31, 2013, a wholly-owned subsidiary of WRECO, Weyerhaeuser Realty Investors, Inc., (“WRI”), was sold to Weyerhaeuser NR Company. The results of operations for WRI have been recorded as discontinued operations in the accompanying consolidated financial statements. Cash flows of WRI through the date of the sale to Weyerhaeuser remain fully consolidated in the accompanying consolidated statement of cash flow for the year ended December 31, 2013.

Earnings of discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Earnings before income taxes	$—	$602	$487
Gain on sale of discontinued operations	—	1,946	-
(Provision) benefit for income taxes	—	(710)	275
Discontinued operations, net of income taxes	$—	$1,838	$762

On October 31, 2013, Weyerhaeuser NR Company acquired WRI for $3.6 million. The purchase price was recorded as a reduction in the debt payable to Weyerhaeuser. The transaction resulted in a net gain of approximately $1.9 million, which was recognized in the fourth quarter of 2013.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$42,969	$18,811	$26,763
Income taxes	$43,005	$(10,521)	$(20,744)

Supplemental disclosures of noncash activities:
Increase in real estate inventory due to distribution of land from an
unconsolidated joint venture	$5,052	$—	$—
Distribution to Weyerhaeuser of excluded assets and liabilities	$126,687	$—	$—
Amounts owed to Weyerhaeuser related to the tax sharing agreement	$15,688	$—	$—
Noncash settlement of debt payable to Weyerhaeuser	$70,082	$—	$—
Amortization of senior note discount	$804	$—	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase (decrease) in consolidated real estate inventory not owned	$6,343	$(7,411)	$39,057
Increase (decrease) in deposits on real estate under option or
contract and other assets	$780	$3,005	$(4,511)
Increase in debt held by variable interest entities	$—	$—	$7,293
(Increase) decrease in noncontrolling interests	$(7,123)	$4,406	$(41,839)

Merger:
Fair value of assets, excluding cash acquired	$724,995	$—	$—
Liabilities assumed	$276,347	$—	$—

21.	Results of Quarterly Operations (Unaudited)

The following table presents our unaudited quarterly financial data. As discussed in Note 1, the Merger was treated as a reverse acquisition and WRECO is considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore consolidated financial statements included in this Annual Report on Form 10-K reflect historical consolidated financial statements of WRECO for all periods presented, and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date.  As a result, quarterly financial data presented in the following table for periods prior to the third quarter of 2014 will differ from amounts previously reported on the Form 10-Q from the same periods.

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

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Total revenues	$248,132	$342,563	$477,920	$635,001
Cost of homes sales and other	195,595	267,937	387,721	506,101
Impairments and lot option abandonments	468	104	552	1,391
Gross margin	$52,069	$74,522	$89,647	$127,509
Income (loss) from continuing operations	$7,581	$24,225	$10,965	$41,426
Discontinued operations, net of income taxes	—	—	—	—
Net income	$7,581	$24,225	$10,965	$41,426

Earnings (loss) per share
Basic
Continuing operations	$0.06	$0.19	$0.07	$0.26
Discontinued operations	—	—	—	—
Net earnings (loss) per share	$0.06	$0.19	$0.07	$0.26
Diluted
Continuing operations	$0.06	$0.19	$0.07	$0.26
Discontinued operations	—	—	—	—
Net earnings (loss) per share	$0.06	$0.19	$0.07	$0.26

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Total revenues	$195,516	$267,837	$323,866	$487,493
Cost of homes sales and other	159,567	211,135	247,119	371,646
Impairments and lot option abandonments	493	203	549	344,203
Gross margin	$35,456	$56,499	$76,198	$(228,356)
Income (loss) from continuing operations	$(55)	$8,441	$19,941	$(179,620)
Discontinued operations, net of income taxes	189	(23)	218	1,454
Net income	$134	$8,418	$20,159	$(178,166)

Earnings (loss) per share
Basic
Continuing operations	$—	$0.06	$0.15	$(1.38)
Discontinued operations	—	—	0.01	0.01
Net earnings (loss) per share	$—	$0.06	$0.16	$(1.37)
Diluted
Continuing operations	$—	$0.06	$0.15	$(1.38)
Discontinued operations	—	—	—	0.01
Net earnings (loss) per share	$—	$0.06	$0.15	$(1.37)

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarter may not agree with per share amounts for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board of Directors, Director	March 12, 2015
Barry S. Sternlicht

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	March 12, 2015
Michael D. Grubbs

/s/ Lawrence B. Burrows	Director	March 12, 2015
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	March 12, 2015
Daniel S. Fulton

/s/ Kristin F. Gannon	Director	March 12, 2015
Kristin F. Gannon

/s/ Steven J. Gilbert	Director	March 12, 2015
Steven J. Gilbert

/s/ Christopher D. Graham	Director	March 12, 2015
Christopher D. Graham

/s/ Constance B. Moore	Director	March 12, 2015
Constance B. Moore

/s/ Thomas B. Rogers	Director	March 12, 2015
Thomas B. Rogers

Exhibit Number	Exhibit Description
2.1	Plan of Conversion of TRI Pointe Homes, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10‑Q (filed Aug. 13, 2013))
2.2

Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S‑4 (filed March 28, 2014))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))
3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q (filed Aug. 13, 2013))
3.3	Amendments to Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed Aug. 6, 2014))
4.1	Specimen Common Stock Certificate of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))
4.2

Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑4 (filed Jan. 9, 2014))

4.3

First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

4.4

Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed Jan. 9, 2014))

4.5

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.6

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.7

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.8

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.9

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.10

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

Exhibit Number	Exhibit Description
10.1

Joinder Agreement to Purchase Agreement, dated as of July 7, 2014, relating to the 4.375% Senior Notes due 2019 and 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.2

Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3

Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4

Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5

Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.6

Registration Rights Agreement with respect to 4.375% Senior Notes due 2019, dated as of June 23, 2014, by and among Weyerhaueser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.7

Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaueser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.8

Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.9

Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.10

First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.11

Second Amendment to Modify Loan Documents, dated as of March 25, 2014, by and between TRI Pointe Homes, Inc. and California Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 1, 2014))

10.12

Credit Agreement, dated as of June 26, 2014, among TRI Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 27, 2014))

10.13†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))
10.14†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))
10.15†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))
10.16†

Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.17†

Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

Exhibit Number	Exhibit Description
10.18†

Amended and Restated Senior Officer Employment Agreement by and between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10‑K (filed March.  28, 2013))

10.19†

Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.20†	2013 Long‑Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))
10.21†	2013 Long‑Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))
10.22†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))
10.23†	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed March 27, 2013))
10.24

Revolving Credit Agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 25, 2013))

10.25

Modification Agreement dated December 26, 2013 between TRI Pointe Homes, Inc. and U.S. Bank National Association, d/b/a Housing Capital Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed Jan. 2, 2014))

10.26

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Thomas J. Mitchell and The Mitchell Family Trust U/D/T Dated February 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.27

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Michael D. Grubbs and Grubbs Family Trust Dated June 22, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.28

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Douglas F. Bauer and The Bauer Family Revocable Trust U/D/T Dated December 31, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.29

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, VIII/TPC Holdings, L.L.C. and SOF‑VIII U.S. Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.30

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.31

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.32

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.33

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

21.1	List of subsidiaries of TRI Pointe Homes, Inc.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002
31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Exhibit Description
32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002
32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002
101

The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement