Form 10-Q
period 2015-03-31
TRI Pointe Homes, Inc.
filed 2015-05-08
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant’s shares of common stock outstanding at May 1, 2015: 161,644,412

TRI POINTE HOMES, INC.

FORM 10-Q

INDEX

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$106,573	$170,629
Receivables	23,012	20,118
Real estate inventories	2,409,306	2,280,183
Investments in unconsolidated entities	17,730	16,805
Goodwill and other intangible assets, net	162,429	162,563
Deferred tax assets	155,803	157,821
Other assets	97,394	105,405
Total assets	$2,972,247	$2,913,524
Liabilities
Accounts payable	$60,995	$68,860
Accrued expenses and other liabilities	210,601	210,009
Notes payable and other borrowings	322,142	274,677
Senior notes	887,882	887,502
Total liabilities	1,481,620	1,441,048
Commitments and contingencies	—	—

Equity
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,602,883 and 161,355,490 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,616	1,614
Additional paid-in capital	907,282	906,159
Retained earnings	561,704	546,407
Total stockholders' equity	1,470,602	1,454,180
Noncontrolling interests	20,025	18,296
Total equity	1,490,627	1,472,476
Total liabilities and equity	$2,972,247	$2,913,524

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Home sales	$374,265	$241,902
Land and lot sales	2,000	3,387
Other operations	993	2,843
Total revenues	377,258	248,132
Expenses:
Cost of home sales	299,907	191,268
Cost of land and lot sales	2,308	3,163
Other operations	562	1,632
Sales and marketing	23,286	20,905
General and administrative	28,179	18,005
Restructuring charges	222	1,716
Total expenses	354,464	236,689
Income from operations	22,794	11,443
Equity in income (loss) of unconsolidated entities	74	(68)
Other income, net	256	735
Income before taxes	23,124	12,110
Provision for income taxes	(7,827)	(4,529)
Net income	$15,297	$7,581
Earnings per share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Weighted average shares outstanding
Basic	161,490,970	129,700,000
Diluted	162,807,376	129,700,000

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Shares (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2013	129,700,000	$1,297	$333,589	$462,210	$797,096	$28,421	$825,517
Net income	—	—	—	84,197	84,197	—	84,197
Capital contribution by Weyerhaeuser, net	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued under share-based awards	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	1,614	906,159	546,407	1,454,180	18,296	1,472,476
Net income	—	—	—	15,297	15,297	—	15,297
Shares issued under share-based awards	247,393	2	261	—	263	—	263
Excess tax benefit of share-based awards, net	—	—	308	—	308	—	308
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,827)	—	(1,827)	—	(1,827)
Stock-based compensation expense	—	—	2,381	—	2,381	—	2,381
Contributions to noncontrolling interests, net	—	—	—	—	—	147	147
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	1,582	1,582
Balance at March 31, 2015	161,602,883	$1,616	$907,282	$561,704	$1,470,602	$20,025	$1,490,627

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$15,297	$7,581
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,481	2,882
Equity in (income) loss of unconsolidated entities, net	(74)	68
Deferred income taxes, net	2,018	1,029
Amortization of stock-based compensation	2,381	1,293
Charges for impairments and lot option abandonments	360	468
Changes in assets and liabilities:
Real estate inventories	(127,304)	(67,902)
Receivables	(2,894)	24,972
Other assets	6,963	11,811
Accounts payable	(7,865)	22,950
Accrued expenses and other liabilities	1,323	(33,370)
Income taxes receivable from or payable to Weyerhaeuser	—	3,014
Other operating cash flows	—	31
Net cash used in operating activities	(108,314)	(25,173)
Cash flows from investing activities:
Purchases of property and equipment	(378)	(1,663)
Proceeds from sale of property and equipment	—	4
Investments in unconsolidated entities	(978)	(473)
Net cash used in investing activities	(1,356)	(2,132)
Cash flows from financing activities:
Borrowings from notes payable	50,000	—
Repayment of notes payable	(2,535)	—
Changes in debt payable to Weyerhaeuser	—	34,220
Change in book overdrafts	—	(5,639)
Net repayments of debt held by variable interest entities	(742)	(803)
Contributions from noncontrolling interests	873	854
Distributions to noncontrolling interests	(726)	(2,985)
Proceeds from issuance of common stock under share-based awards	263	—
Excess tax benefits of share-based awards	308	486
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,827)	—
Net cash provided by financing activities	45,614	26,133
Net decrease in cash and cash equivalents	(64,056)	(1,172)
Cash and cash equivalents - beginning of period	170,629	4,510
Cash and cash equivalents - end of period	$106,573	$3,338

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIE”) in which the Company is the primary beneficiary.  The noncontrolling interests as of March 31, 2015 and December 31, 2014 represent the outside owners interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  Certain prior period amounts have been reclassified to conform to current period presentation.  Subsequent events have been evaluated through the date the financial statements were issued.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unless the context otherwise requires, the terms “TRI Pointe”, “we”, “us”, “our” and “the Company” refer to TRI Pointe Homes, Inc. (and its consolidated subsidiaries). Because the accompanying notes to consolidated financial statements are condensed, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2014.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted ASU 2014-08 on January 1, 2015 and the adoption has no impact on our current or prior year financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the approach for implementation and the potential impact of adopting this guidance on our consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis”.   ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We believe the adoption of ASU 2015-02 will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30).  ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The impact of ASU 2015-03 for the periods ended March 31, 2015 and December 31, 2014 would be a balance sheet reclassification of $22.9 million and $23.7 million of deferred loan costs on Senior Notes, currently included in Other Assets, which would be reclassified as a reduction to Senior Notes in the liabilities section of the balance sheet.

2.	Merger with Weyerhaeuser Real Estate Company

In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly owned subsidiary of TRI Pointe. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock. On the Closing Date, the former direct parent entity of WRECO paid TRI Pointe $31.5 million in cash in accordance with the Transaction Agreement.  Following the Merger, WRECO changed its name to TRI Pointe Holdings, Inc.

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

Fair Value of Assets Acquired and Liabilities Assumed

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the Closing Date (in thousands, except shares and closing stock price):

Calculation of consideration transferred
TRI Pointe shares outstanding	31,632,533
TRI Pointe closing stock price on July 7, 2014	$15.85
Consideration attributable to common stock	$501,376
Consideration attributable to TRI Pointe share-based equity awards	1,072
Total consideration transferred	$502,448
Assets acquired and liabilities assumed
Cash and cash equivalents	$53,800
Accounts receivable	654
Real estate inventories	539,677
Intangible asset	17,300
Goodwill	139,304
Other assets	28,060
Total assets acquired	778,795
Accounts payable	26,105
Accrued expenses and other liabilities	23,114
Notes payable and other borrowings	227,128
Total liabilities assumed	276,347
Total net assets acquired	$502,448

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

The fair value of the acquired intangible asset was determined based on a valuation performed by an independent valuation specialist. The $17.3 million intangible asset is related to the TRI Pointe Homes trade name which is deemed to have an indefinite useful life.

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

The Company has completed its business combination accounting as of March 31, 2015.

Supplemental Pro Forma Information (Unaudited)

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2014 (in thousands, except per share amounts):

Three Months Ended
March 31,
2014
Total revenues	$320,944
Net income	$13,421
Earnings per share - basic	$0.10
Earnings per share - diluted	$0.10

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

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee-related costs	$112	$1,247
Lease termination costs	110	411
Other costs	—	58
Total	$222	$1,716

Employee retention and severance-related expenses were $112,000 and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. Lease termination costs were $110,000 and $411,000 for the three months ended March 31, 2015, and 2014, respectively, and relate to contract terminations as a result of general cost reduction initiatives.

Other costs are primarily comprised of one-time charges incurred to prepare for the integration of WRECO and TRI Pointe.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrued employee-related costs, beginning of period	$3,844	$4,336
Current year charges	112	1,247
Payments	(3,423)	(5,583)
Accrued employee-related costs, end of period	$533	$—

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrued lease termination costs, beginning of period	$1,394	$3,506
Current year charges	110	411
Payments	(578)	(1,159)
Accrued lease termination costs, end of period	$926	$2,758

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

Our operations consist of six homebuilding companies that acquire and develop land and construct and sell single-family homes.  In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.  Based on our aggregation analysis, we have not exercised any aggregation of our operating segments, which are represented by the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee, consisting of operations in California and Nevada; Quadrant, consisting of operations in Washington; Trendmaker, consisting of operations in Texas; TRI Pointe, consisting of operations in California and Colorado; and Winchester, consisting of operations in Maryland and Virginia.

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

Total revenues and income before taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues
Maracay	$32,477	$35,230
Pardee	85,658	72,462
Quadrant	45,629	32,254
Trendmaker	56,208	61,400
TRI Pointe	106,858	—
Winchester	50,428	46,786
Total	$377,258	$248,132

Income before taxes
Maracay	$1,040	$3,623
Pardee	13,559	7,137
Quadrant	1,580	781
Trendmaker	4,360	6,377
TRI Pointe	11,132	—
Winchester	381	4,169
Corporate	(8,928)	(9,977)
Total	$23,124	$12,110

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Real estate inventories
Maracay	$157,862	$153,577
Pardee	964,332	924,362
Quadrant	151,234	153,493
Trendmaker	183,157	176,696
TRI Pointe	677,010	613,666
Winchester	275,711	258,389
Total	$2,409,306	$2,280,183

Total assets
Maracay	$170,872	$170,932
Pardee	1,045,570	1,000,489
Quadrant	168,509	167,796
Trendmaker	211,780	195,829
TRI Pointe	817,180	764,001
Winchester	300,678	281,547
Corporate	257,658	332,930
Total	$2,972,247	$2,913,524

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$15,297	$7,581
Denominator:
Basic weighted-average shares outstanding	161,490,970	129,700,000
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,316,406	—
Diluted weighted-average shares outstanding	162,807,376	129,700,000
Earnings per share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Antidilutive stock options not included in diluted earnings per share	1,266,863	—

6.	Receivables

Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable, net	$12,980	$9,771
Warranty insurance receivable (Note 15)	9,732	10,047
Notes and contracts receivable	300	300
Total receivables	$23,012	$20,118

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Real estate inventories owned:
Homes completed or under construction	$565,916	$461,712
Land under development	1,406,944	1,391,303
Land held for future development	246,957	245,673
Model homes	120,308	103,270
Total real estate inventories owned	2,340,125	2,201,958
Real estate inventories not owned:
Land purchase and land option deposits	34,959	44,155
Consolidated inventory held by VIEs	34,222	34,070
Total real estate inventories not owned	69,181	78,225
Total real estate inventories	$2,409,306	$2,280,183

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

Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by a variable interest entity (VIE). For further details, see Note 9, Variable Interest Entities.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest incurred	$15,176	$4,038
Interest capitalized	(15,176)	(3,809)
Interest expensed	$—	$229
Capitalized interest in beginning inventory	$124,461	$138,233
Interest capitalized as a cost of inventory	15,176	3,809
Interest previously capitalized as a cost of inventory, included in cost of sales	(6,765)	(4,063)
Capitalized interest in ending inventory	$132,872	$137,979

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.  Interest that is expensed as incurred is included in other income (expense).

Real estate inventory impairments and land option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Real estate inventory impairments	$—	$10
Land option abandonments and pre-acquisition costs	360	458
Total	$360	$468

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

As of March 31, 2015, we held equity investments in six active real estate partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Limited partnership and limited liability company interests	$14,374	$13,710
General partnership interests	3,356	3,095
Total	$17,730	$16,805

Unconsolidated Financial Information

Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investment in unconsolidated entities or on our consolidated statement of operations as equity in income (loss) of unconsolidated entities.

Assets and liabilities of unconsolidated entities (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Cash	$13,897	$17,154
Receivables	10,192	9,550
Real estate inventories	89,275	95,500
Other assets	772	620
Total assets	$114,136	$122,824
Liabilities and equity
Accounts payable and other liabilities	$13,517	$10,914
Company's equity	17,730	16,805
Outside interests' equity	82,889	95,105
Total liabilities and equity	$114,136	$122,824

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales	$76	$71
Other operating expense	(736)	(1,011)
Other income	2	2
Net loss	$(658)	$(938)
Company's equity in income (loss) of unconsolidated entities	$74	$(68)

9.	Variable Interest Entities

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

The following provides a summary of our interests in land option agreements (in thousands):

	March 31, 2015			December 31, 2014
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$7,237	$39,395	$34,222	$8,071	$43,432	$34,070
Unconsolidated VIEs	7,044	65,660	N/A	13,309	129,637	N/A
Other land option agreements	27,915	287,559	N/A	30,846	284,819	N/A
Total	$42,196	$392,614	$34,222	$52,226	$457,888	$34,070

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $4.2 million and $5.3 million as of March 31, 2015 and December 31, 2014, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of March 31, 2015.  For further details on the goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets recorded as of March 31, 2015, including an existing trade name from the acquisition of Maracay in 2006 which has a 20 year useful life and a new trade name, TRI Pointe Homes, resulting from the Merger which has an indefinite useful life. For further details on the TRI Pointe Homes trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(4,854)	23,125	27,979	(4,720)	23,259
Total	$167,283	$(4,854)	$162,429	$167,283	$(4,720)	$162,563

The remaining useful life of our amortizing intangible asset related to Maracay was 10.9 and 11.2 years as of March 31, 2015 and December 31, 2014, respectively. Amortization expense related to this intangible asset was $134,000 for the three month period ended March 31, 2015 and 2014, respectively, and was charged to sales and marketing expense.  Our indefinite life intangible asset related to TRI Pointe Homes is not amortizing.

Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

March 31,
2015
Remainder of 2015	$401
2016	534
2017	534
2018	534
2019	534
Thereafter	3,288
Total	$5,825

11.	Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid expenses	$26,200	$29,111
Refundable fees and other deposits	15,976	15,581
Development rights, held for future use or sale	7,409	7,409
Deferred loan costs on Senior Notes	22,876	23,686
Operating properties and equipment, net	10,990	11,719
Income tax receivable	7,606	10,713
Other	6,337	7,186
Total	$97,394	$105,405

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and related costs	$16,558	$24,717
Warranty reserves (Note 15)	33,965	33,270
Estimated cost for completion	53,737	54,437
Customer deposits	16,536	14,229
Debt (nonrecourse) held by VIEs (Note 9)	8,770	9,512
Income tax liability to Weyerhaeuser (Note 18)	15,747	15,659
Liability for uncertain tax positions (Note 17)	14,685	13,797
Accrued interest on Senior Notes and notes payable	14,683	3,059
Accrued insurance expense	6,508	9,180
Other	29,412	32,149
Total	$210,601	$210,009

13.	Senior Notes and Notes Payable and Other Borrowings

Senior Notes

Senior notes consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
4.375% Senior Notes due June 15, 2019, net of discount	$445,727	$445,501
5.875% Senior Notes due June 15, 2024, net of discount	442,155	442,001
Total	$887,882	$887,502

As discussed in Note 2, Merger with Weyerhaeuser Real Estate Company, on the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of the 2019 Notes and the 2024 Notes (collectively, the “Senior Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014.

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of March 31, 2015, no principal has been paid on the Senior Notes, and there was $22.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $13.5 million as of March 31, 2015.

Notes Payable and Other Borrowings

Notes payable and other borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Unsecured revolving credit facility	$309,392	$260,000
Seller financed loans	12,750	14,677
Total	$322,142	$274,677

Unsecured Revolving Credit Facility

In June 2014, the Company entered into an unsecured $425 million revolving credit facility (the “Credit Facility”) with various lenders, with one lender serving as the administrative agent for the Credit Facility. The Credit Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85%, depending on the Company’s leverage ratio. As of March 31, 2015, the outstanding balance under the Credit Facility was $309.4 million with an interest rate of 2.73% per annum and $103.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  Accrued interest related to the Credit Facility was $567,000 as of March 31, 2015.

At March 31, 2015 we had outstanding letters of credit of $11.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

As of March 31, 2015, the Company had $12.8 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans accrue interest at a weighted average rate of 6.95% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.  Accrued interest on these loans were $654,000 as of March 31, 2015.

Interest Incurred

During the three month periods ended March 31, 2015 and 2014, the Company incurred interest of $15.2 million and $4.0 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $15.2 million and $3.8 million was capitalized to inventory for the period ended March 31, 2015 and 2014, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.2 million for the period ended March 31, 2015.  Accrued interest related to all outstanding debt at March 31, 2015 and December 31, 2014 was $14.7 million and $3.1 million, respectively.

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

The Company was in compliance with all applicable financial covenants as of March 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

A summary of assets and liabilities at March 31, 2015 and December 31, 2014, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2015		December 31, 2014
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Receivables (1)	Level 3	$23,012	$23,012	$20,118	$20,118
Senior Notes (2)	Level 2	887,882	880,875	887,502	896,625
Notes payable and other borrowings (3)	Level 3	322,142	322,142	274,677	274,677

At March 31, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximated fair value.

(1)

The estimated fair value of our receivables was based on the discounted value of the expected future cash flows using current rates for similar receivables. The book value of our receivables equaled the fair value as of March 31, 2015 and December 31, 2014 due to the short-term nature of the remaining receivables.

(2)	The estimated fair value of our Senior Notes at March 31, 2015 and December 31, 2014 is based on quoted market prices.
(3)	We believe that the carrying value of our notes payable and other borrowings approximates fair value.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended		Year Ended
		March 31, 2015		December 31, 2014
			Fair Value		Fair Value
		Impairment	Net of	Impairment	Net of
	Hierarchy	Charge	Impairment	Charge	Impairment
Real estate inventories	Level 3	$—	$—	$931	$20,329

15.	Commitments and Contingencies

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

In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $9.7 million and $10.0 million as of March 31, 2015 and December 31, 2014, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty reserves, beginning of period	$33,270	$24,449
Warranty reserves accrued	2,872	4,392
Adjustments to pre-existing reserves	301	(1,996)
Warranty expenditures	(2,478)	(2,467)
Warranty reserves, end of period	$33,965	$24,378

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $409.9 million and $355.2 million, respectively. The beneficiaries of the bonds are various municipalities.

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

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2015 there were 9,498,660 shares available for future grant under the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2015	2014
Total stock-based compensation	$2,381	$1,293

As of March 31, 2015, total unrecognized stock-based compensation related to all stock-based awards was $19.6 million and the weighted average term over which the expense was expected to be recognized was 2.2 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the three months ended March 31, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in 000's)
Options outstanding at December 31, 2014	3,322,549	$13.08	6.0	$7,841
Granted	—	—	—	—
Exercised	(55,056)	10.51
Forfeited	(5,603)	11.34
Options outstanding at March 31, 2015	3,261,890	13.13	5.8	7,495
Options exercisable at March 31, 2015	2,262,560	12.64	4.7	6,324

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the three months ended March 31, 2015:

		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in 000's)
Nonvested RSUs at December 31, 2014	882,709	$15.62	$13,461
Granted	1,511,491	11.46	17,315
Vested	(331,342)	13.09
Forfeited	(3,009)	15.74
Nonvested RSUs at March 31, 2015	2,059,849	12.54	31,783

On March 5, 2015, the Company granted an aggregate of 440,800 restricted stock units to employees and officers. The restricted stock units granted vest annually on the anniversary of the grant date over a three year period.  The fair value of each restricted stock award granted on March 5, 2015 was measured using a price of $14.97 per share, which was the closing stock price on the date of grant.  Each award will be expensed on a straight-line basis over the vesting period.

On March 9, 2015, the Company granted 411,804, 384,351, and 274,536 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively, with 1/3 of the performance-based RSU amounts being allocated to each of the three following separate performance goals: total shareholder return (compared to a group of similarly sized homebuilders); earnings per share; and stock price. The performance-based restricted stock units granted will vest in each case, if at all, based on the percentage of attainment of the applicable performance goal. The performance periods for the performance-based RSUs with vesting based on total shareholder return and earnings per share are January 1, 2015 to December 31, 2017. The performance period for the performance-based RSUs with vesting based on stock price is January 1, 2016 to December 31, 2017. The fair value of the performance-based RSUs related to the total shareholder return and stock price performance goals was determined to be $7.55 and $7.90 per share, respectively, based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $14.57 per share, which was the closing stock price on the date of grant. Each grant will be expensed on a straight-line basis over the expected vesting period.

As restricted stock units vest, a portion of the shares awarded is generally withheld to cover employee taxes. As a result, the number of restricted stock units vested and the number of shares of TRI Pointe common stock issued will differ.

17.	Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates for the years in which taxes are expected to be paid or recovered.  Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740.  We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable.  Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods and tax planning alternatives.

We had net deferred tax assets of $155.8 million and $157.8 million as of March 31, 2015 and December 31, 2014, respectively.  We had a valuation allowance related to those net deferred tax assets of $4.6 million and $6.2 million as of March 31, 2015 and December 31, 2014, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

Our provision for income taxes totaled $7.8 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $14.7 million and $13.8 million of liabilities for uncertain tax positions recorded as of March 31 2015 and December 31, 2014.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

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

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weyerhaeuser-allocated costs	$—	$5,547

These expenses are not indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of March 31, 2015 and December 31, 2014, we had an income tax liability to Weyerhaeuser of $15.7 million which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$—
Income taxes	$1,504	$—
Supplemental disclosures of noncash activities:
Amortization of senior note discount	$380	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase in consolidated real estate inventory not owned	$1,453	$5,629
Increase (decrease) in deposits on real estate under option or contract and other assets	$129	$(1,700)
Increase in noncontrolling interests	$(1,582)	$(3,929)

20.   Supplemental Guarantor Information

On the Closing Date, the Company assumed WRECO’s obligations as issuer of the Senior Notes.  Additionally, all of TRI Pointe’s wholly owned subsidiaries that are guarantors of the Company’s unsecured $425 million revolving credit facility, including WRECO and certain of its wholly owned subsidiaries, entered into supplemental indentures pursuant to which they jointly and severally guaranteed TRI Pointe’s obligations with respect to the Senior Notes.

Presented below are the condensed consolidating balance sheets at March 31, 2015 and December 31, 2014 and condensed consolidating statements of operations and cash flows for the three month period ended March 31, 2015.  TRI Pointe’s non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated total assets, total revenues, income from operations before taxes and cash flow from operating activities.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

As discussed in Note 1, the Merger was treated as a “reverse acquisition” with WRECO being considered the accounting acquirer.  Accordingly, the financial statements reflect the historical results of WRECO for all periods and do not include the historical financial information of TRI Pointe prior to the Closing Date.  Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.   As a result, we have not included condensed consolidating statements of operations and cash flows for the three months ended March 31, 2014 because those results are of WRECO and are already included on the face of the consolidated financial statements.  In addition, there is no financial information for legacy TRI Pointe, issuer of the Senior Notes, in the periods prior to the Closing Date.

Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Assets
Cash and cash equivalents	$29,887	$76,686	$—	$106,573
Receivables	4,257	18,755	—	23,012
Intercompany receivables	861,518	—	(861,518)	—
Real estate inventories	677,010	1,732,296	—	2,409,306
Investments in unconsolidated entities	—	17,730	—	17,730
Goodwill and other intangible assets, net	162,429	—	—	162,429
Investments in subsidiaries	975,284	—	(975,284)	—
Deferred tax assets	23,630	132,173	—	155,803
Other assets	55,273	42,121	—	97,394
Total Assets	$2,789,288	$2,019,761	$(1,836,802)	$2,972,247

Liabilities
Accounts payable	$20,114	$40,881	$—	$60,995
Intercompany payables	—	861,518	(861,518)	—
Accrued expenses and other liabilities	69,123	141,478	—	210,601
Notes payable and other borrowings	321,542	600	—	322,142
Senior notes	887,882	—	—	887,882
Total Liabilities	1,298,661	1,044,477	(861,518)	1,481,620

Equity
Total Equity	1,490,627	975,284	(975,284)	1,490,627
Total Liabilities and Equity	$2,789,288	$2,019,761	$(1,836,802)	$2,972,247

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2014
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Assets
Cash and cash equivalents	$105,888	$64,741	$—	$170,629
Receivables	5,050	15,068	—	20,118
Intercompany receivables	797,480	—	(797,480)	—
Real estate inventories	613,665	1,666,518	—	2,280,183
Investments in unconsolidated entities	—	16,805	—	16,805
Goodwill and other intangible assets, net	156,603	5,960	—	162,563
Investments in subsidiaries	959,693	—	(959,693)	—
Deferred tax assets	23,630	134,191	—	157,821
Other assets	55,199	50,206	—	105,405
Total Assets	$2,717,208	$1,953,489	$(1,757,173)	$2,913,524

Liabilities
Accounts payable	$25,800	$43,060	$—	$68,860
Intercompany payables	—	797,480	(797,480)	—
Accrued expenses and other liabilities	57,353	152,656	—	210,009
Notes payable and other borrowings	274,077	600	—	274,677
Senior notes	887,502	—	—	887,502
Total Liabilities	1,244,732	993,796	(797,480)	1,441,048

Equity
Total Equity	1,472,476	959,693	(959,693)	1,472,476
Total Liabilities and Equity	$2,717,208	$1,953,489	$(1,757,173)	$2,913,524

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Revenues:
Home sales	$106,858	$267,407	$—	$374,265
Land and lot sales	—	2,000	—	2,000
Other operations	—	993	—	993
Total revenues	106,858	270,400	—	377,258

Expenses:
Cost of home sales	86,981	212,926	—	299,907
Cost of land and lot sales	—	2,308	—	2,308
Other operations	—	562	—	562
Sales and marketing	4,981	18,305	—	23,286
General and administrative	12,672	15,507	—	28,179
Restructuring charges	—	222	—	222
Total expenses	104,634	249,830	—	354,464
Income from operations	2,224	20,570	—	22,794
Equity in loss of unconsolidated entities	—	74	—	74
Other income, net	39	217	—	256
Income before taxes	2,263	20,861	—	23,124
Provision for income taxes	(827)	(7,000)	—	(7,827)
Equity in net income of subsidiaries	13,861	—	(13,861)	—
Net income	$15,297	$13,861	$(13,861)	$15,297

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(52,695)	$(55,619)	$—	$(108,314)
Cash flows from investing activities:
Purchases of property and equipment	(303)	(75)	—	(378)
Investments in unconsolidated entities	—	(978)	—	(978)
Intercompany	(69,212)	—	69,212	—
Net cash used in investing activities	(69,515)	(1,053)	69,212	(1,356)
Cash flows from financing activities:
Borrowings from notes payable	50,000	—	—	50,000
Repayment of notes payable	(2,535)	—	—	(2,535)
Net repayments of debt held by variable interest entities	—	(742)	—	(742)
Contributions from noncontrolling interests	—	873	—	873
Distributions to noncontrolling interests	—	(726)	—	(726)
Proceeds from issuance of common stock under share-based awards	263	—	—	263
Excess tax benefits of share-based awards	308	—	—	308
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,827)	—	—	(1,827)
Intercompany	—	69,212	(69,212)	—
Net cash provided by financing activities	46,209	68,617	(69,212)	45,614
Net (decrease) increase in cash and cash equivalents	(76,001)	11,945	—	(64,056)
Cash and cash equivalents - beginning of year	105,888	64,741	—	170,629
Cash and cash equivalents - end of year	$29,887	$76,686	$—	$106,573

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

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•	levels of competition;
•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•	global economic conditions;

•	raw material prices;
•	energy prices;
•	the effect of weather, including the continuing drought in California;
•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;
•	transportation costs;
•	federal and state tax policies;
•	the effect of land use, environment and other governmental regulations;
•	legal proceedings;
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

Unless the context otherwise requires, the terms “we,” “us,” “our,” “TRI Pointe” and “the Company” refer to TRI Pointe Homes, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

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

For further information on the Merger, see Note 2, Merger with Weyerhaeuser Real Estate Company, of the condensed notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.  In the Merger, each issued and outstanding WRECO common share was converted into 1.297 shares of TRI Pointe common stock. The historical issued and outstanding WRECO common shares (100,000,000 common shares for all periods presented prior to the Merger) have been recast (as 129,700,000 common shares of the Company for all periods prior to the Merger) in all periods presented to reflect this conversion.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Home sales	$374,265	$241,902
Land and lot sales	2,000	3,387
Other operations	993	2,843
Total revenues	377,258	248,132
Expenses:
Cost of home sales	299,562	190,840
Cost of land and lot sales	2,298	3,138
Other operations	557	1,617
Impairments and lot option abandonments	360	468
Sales and marketing	23,286	20,905
General and administrative	28,179	18,005
Restructuring charges	222	1,716
Total expenses	354,464	236,689
Income from operations	22,794	11,443
Equity in income (loss) of unconsolidated entities	74	(68)
Other income, net	256	735
Income before taxes	23,124	12,110
Provision for income taxes	(7,827)	(4,529)
Net income	$15,297	$7,581
Earnings per share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	161	17.0	3.2	105	15.3	2.3	53%	11%	38%
Pardee	308	20.3	5.1	245	19.7	4.1	26%	3%	22%
Quadrant	150	10.2	4.9	98	12.7	2.6	53%	(20)%	91%
Trendmaker	132	26.5	1.7	143	21.7	2.2	(8)%	22%	(24)%
TRI Pointe	336	26.3	4.3	—	—	—	N/A	N/A	N/A
Winchester	107	12.7	2.8	76	21.3	1.2	41%	(40)%	136%
Total	1,194	113.0	3.5	667	90.7	2.5	79%	25%	44%

Net new home orders for the three months ended March 31, 2015 increased 79% to 1,194, compared to 667 during the prior year period.  The increase in net new home orders was partly due to an increase in our monthly absorption rate in all except for one segment reported in the prior year period.  Our overall absorption rate for the three months ended March 31, 2015 was 10.6 per average selling community (3.5 monthly), compared to 7.4 per average selling community (2.5 monthly) during the prior year period.  The increase in net new home orders, average selling communities and monthly absorption rate was due in part to the addition of TRI Pointe, which had 336 orders, 26.3 average selling communities and an absorption rate of 4.3 per average selling community in the three months ended March 31, 2015 with no comparable amounts in the prior year period.   Net new home orders increased at all segments except for Trendmaker, which experienced a decrease as a result of a slowdown in the premium housing market in Houston driven by the uncertainty around oil prices.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay	181	$67,817	$375	122	$47,623	$390	48%	42%	(4)%
Pardee	358	228,206	637	390	220,596	566	(8)%	3%	13%
Quadrant	170	68,952	406	116	55,517	479	47%	24%	(15)%
Trendmaker	242	128,206	530	235	119,055	507	3%	8%	5%
TRI Pointe	440	323,215	735	—	—	—	N/A	N/A	N/A
Winchester	167	126,956	760	193	151,759	786	(14)%	(16)%	(3)%
Total	1,558	$943,352	$605	1,056	$594,550	$563	48%	59%	8%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 11% for the three months ended March 31, 2015 as compared to 15% during the prior year period. The dollar value of backlog was $943.4 million as of March 31, 2015, an increase of $348.8 million, or 59%, compared to $594.6 million as of March 31, 2014.  This increase is due to an increase in the number of homes in backlog of 502, or 48%, to 1,558 homes as of March 31, 2015 from 1,056 homes as of March 31, 2014, in addition to an increase in the average sales price of homes in backlog of $42,000, or 8%, to $605,000 as of March 31, 2015 compared to $563,000 as of March 31, 2014.  The increase in the number of homes in backlog and the average sales price of homes in backlog was mainly the result of the addition of TRI Pointe, which had 440 homes in backlog and an average sales price in backlog of $735,000 as of March 31, 2015.  In addition to the increases associated with TRI Pointe in the current year period, backlog dollar value increased at four of our reporting segments existing in the prior year period, with the exception of Winchester.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	85	$32,477	$382	99	$35,230	$356	(14)%	(8)%	7%
Pardee	168	85,658	510	135	67,397	499	24%	27%	2%
Quadrant	93	43,336	466	78	31,089	399	19%	39%	17%
Trendmaker	108	56,208	520	130	61,400	472	(17)%	(8)%	10%
TRI Pointe	139	106,858	769	—	—	—	N/A	N/A	N/A
Winchester	75	49,728	663	66	46,786	709	14%	6%	(6)%
Total	668	$374,265	$560	508	$241,902	$476	31%	55%	18%

Home sales revenue increased $132.4 million, or 55%, to $374.3 million for the three months ended March 31, 2015 from $241.9 million for the prior year period. The increase was comprised of: (i) $89.6 million related to an increase in average sales price of $84,000 per home to $560,000 for the three months ended March 31, 2015 from $476,000 in the prior year period; and (ii) $42.7 million due to a 31% increase in homes delivered to 668 for the three months ended March 31, 2015 from 508 in the prior year period. The increase in the average sales price and new home deliveries was primarily attributable to the addition of TRI Pointe with no comparable amounts in the prior year period. In addition, the average sales price of homes delivered increased at all but one of our reporting segments due to a change in product mix with a shift to a more move-up product in certain markets and price increases in certain markets.  The average sales price at Winchester declined for the three months ended March 31, 2015 compared to the same prior year period primarily due to a change in product mix.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2015	%	2014	%
Home sales	$374,265	100.0%	$241,902	100.0%
Cost of home sales	299,907	80.1%	191,268	79.1%
Homebuilding gross margin	74,358	19.9%	50,634	20.9%
Add: interest in cost of home sales	6,711	1.8%	3,300	1.4%
Add: impairments and lot option abandonments	345	0.1%	429	0.2%
Adjusted homebuilding gross margin(1)	$81,414	21.8%	$54,363	22.5%
Homebuilding gross margin percentage	19.9%		20.9%
Adjusted homebuilding gross margin percentage(1)	21.8%		22.5%
(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.9% for the three months ended March 31, 2015 as compared to 20.9% for the prior year period. The decrease was primarily due to increases in land, labor and material costs outpacing home price appreciation. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 21.8% for the three months ended March 31, 2015, compared to 22.5% for the prior year period. The decrease in the adjusted homebuilding gross margin was consistent with the change in non-adjusted homebuilding gross margin.

Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and noncash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	March 31,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$23,286	$20,905	6.2%	8.6%
General and administrative ("G&A")	28,179	18,005	7.5%	7.4%
Total sales and marketing and G&A	$51,465	$38,910	13.8%	16.1%

Sales and marketing expense decreased to 6.2% of home sales revenue for the three months ended March 31, 2015 from 8.6% of home sales revenue for the three months ended March 31, 2014 mainly due to the addition of legacy TRI Pointe which has a lower sales and marketing expense as a percentage of revenue due to a strong sales absorption pace and higher average sales prices per community.  Sales and marketing expense increased $2.4 million, or 11%, to $23.3 million for the three months ended March 31, 2015 from $20.9 million for the prior year period.  The increase in sales and marketing expense was related primarily to the addition of legacy TRI Pointe for the three month period ended March 31, 2015, representing $4.8 million of sales and marketing expenses, with no comparable amounts in the prior year period.  This amount was offset by decreases in each of the existing segments for the three months ending March 31, 2015 compared to the same prior year period.

General and administrative expense increased by $10.2 million to $28.2 million for the three month period ended March 31, 2015 from $18.0 for the three month period ended March 31, 2014.   General and administrative expenses were 7.5% of home sales revenue for the three months ended March 31, 2015 compared to 7.4% of home sales revenue for the same period in the prior year.  The slight increase in general and administrative expenses as a percentage of home sales revenue is due primarily to employee related costs.

Total sales and marketing and G&A (“SG&A”) expense increased $12.6 million, or 32%, to $51.5 million for the three months ended March 31, 2015 from $38.9 million in the prior year period, but improved to 13.8% of home sales revenue from 16.1% for the three months ended March 31, 2015 and 2014, respectively.

Restructuring Charges

Restructuring charges decreased to $222,000 for the three months ended March 31, 2015 compared to $1.7 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014, largely related to severance and related costs in connection with the Merger.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.2 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.  The capitalized portion of interest incurred was $15.2 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in interest incurred during the three months ended March 31, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger.

Income Tax

For the three months ended March 31, 2015, we recorded a tax provision of $7.8 million based on an effective tax rate of 33.8%.  For the three months ended March 31, 2014, we recorded a tax provision of $4.5 million based on an effective tax rate of 37.4%. The increase in our provision for income tax was primarily the result of the $11.0 million increase in income before income taxes to $23.1 million for the three months ended March 31, 2015 compared to $12.1 million in the prior year period.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 8, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	March 31,		(Decrease)
	2015	2014	Amount	%
Lots Owned
Maracay	1,249	1,313	(64)	(5)%
Pardee(2)	17,263	17,925	(662)	(4)%
Quadrant	938	1,034	(96)	(9)%
Trendmaker	896	669	227	34%
TRI Pointe	3,067	—	3,067	N/A
Winchester	2,337	2,100	237	11%
Total	25,750	23,041	2,709	12%
Lots Controlled(1)
Maracay	937	1,232	(295)	(24)%
Pardee(2)	34	586	(552)	(94)%
Quadrant	559	316	243	77%
Trendmaker	1,084	1,183	(99)	(8)%
TRI Pointe	616	—	616	N/A
Winchester	338	1,030	(692)	(67)%
Total	3,568	4,347	(779)	(18)%
Total Lots Owned or Controlled(1)	29,318	27,388	1,930	7%

(1)	As of March 31, 2015 and 2014, lots controlled included lots that were under land option contracts or purchase contracts.
(2)	As of March 31, 2014, excludes 10,686 lots owned and 56,413 lots controlled that were excluded assets per the Transaction Agreement.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2015 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2015, we had $106.6 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing for at least the next twelve months.

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

Assumption of Senior Notes

On the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 (“2019 Notes”) and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (“2024 Notes” and together with the 2019 Notes, the “Senior Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date, and prior to the consummation of the Merger, WRECO paid $743.7 million in cash to the former direct parent entity of WRECO, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739 million Payment Amount (as defined in the Transaction Agreement) as well as $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe and used for general corporate purposes.

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of March 31, 2015, no principal has been paid on the Senior Notes, and there was $22.9 million of capitalized debt financing costs related to the Senior Notes, included in other assets on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

Unsecured Revolving Credit Facility

In June 2014, the Company entered into an unsecured $425 million revolving credit facility (the “Credit Facility”) with various lenders, with one lender serving as the administrative agent for the Facility. The Credit Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 2.15% to 2.85% depending on the Company’s leverage ratio.

As of March 31, 2015 the outstanding balance under the Credit Facility was $309.4 million with an interest rate of 2.73% per annum and $103.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At March 31, 2015 we had outstanding letters of credit of $ 11.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loan

As of March 31, 2015, the Company had $12.7 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans will accrue interest at a weighted average rate of 6.95% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.

Covenant Compliance

Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	March 31,	March 31,
Financial Covenants	2015	2015
Consolidated Tangible Net Worth	$1,308,173	$883,844
(Not less than $850.0 million plus 50% of net income and 50% of the net proceeds from equity offerings after June 30, 2014)
Leverage Test	46%	<55%
(Not to exceed 55%)
Interest Coverage Test	4.99	>1.5
(Not less than 1.5:1.0)

As of March 31, 2015 we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Notes payable and other borrowings	$322,142	$274,677
Senior Notes	887,882	887,502
Total debt	1,210,024	1,162,179
Stockholders' equity	1,470,602	1,454,180
Total capital	$2,680,626	$2,616,359
Ratio of debt-to-capital(1)	45.1%	44.4%

Total debt	$1,210,024	$1,162,179
Less: Cash and cash equivalents	(106,573)	(170,629)
Net debt	1,103,451	991,550
Stockholders' equity	1,470,602	1,454,180
Total capital	$2,574,053	$2,445,730
Ratio of net debt-to-capital(2)	42.9%	40.5%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
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

Cash Flows—Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased by $83.1 million to $108.3 million for the three months ended March 31, 2015 from a use of $25.2 million for the three months ended March 31, 2014. The change was primarily comprised of (i) an increase in real estate inventories of $127.3 million in 2015 compared to an increase of $67.9 million in 2014, and (ii) an increase in receivables of $2.9 million in the current year period compared to collection of receivables of $25.0 million in the prior year period.  Other offsetting activity included offsetting swings in accounts payable and accrued expenses and other liabilities, with a net impact of cash used of $6.5 million in the current year period compared to cash used of $10.4 million in the prior year period.

•

Net cash used in investing activities was $1.4 million for the three month period ending March 31, 2015 compared to $2.1 million of cash used for the same prior year period. Cash used by investing activities for the prior year period was primarily due to purchases of property and equipment.

•

Net cash provided by financing activities increased to $45.6 million for the three month period ending March 31, 2015 from $26.1 million for the same period in the prior year. The change was primarily a result of borrowings from notes payable.

As of March 31, 2015, our cash and cash equivalents balance was $106.6 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of March 31, 2015, we had $42.2 million of cash deposits, the majority of which are non-refundable, pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $392.6 million (net of deposits).

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics.  Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

As of March 31, 2015, we had $103.8 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

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

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of March 31, 2015 and includes information on current projects under development where we are building and selling homes.

Maracay

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	76	26	11	3	$239 - 304
Verrado Palisades	2015	63	3	60	9	3	$305 - 378
Verrado Victory	2015	98	-	98	10	-	$368 - 371
City of Chandler:
Artesian Ranch	2013	90	37	53	8	7	$329 - 385
Vaquero Ranch	2013	74	43	31	13	5	$293 - 368
Maracay at Layton Lakes	2015	47	-	47	-	-	$459 - 499
Sendera Place	2015	6	-	6	5	-	$266 - 303
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	29	38	10	8	$275 - 335
Trestle Place at Bridges of Gilbert	2014	63	34	29	15	6	$331 - 411
Warner Groves B - 5500's	2016	66	-	66	-	-	$355 - 424
City of Goodyear:
Calderra at Palm Valley	2013	73	60	13	12	4	$275 - 352
Los Vientos at Palm Valley	2013	57	56	1	-	4	$331 - 355
City of Mesa:
Kinetic Point at Eastmark	2013	80	36	44	12	7	$260 - 340
Lumiere Garden at Eastmark	2013	85	40	45	9	5	$313 - 383
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	57	105	12	7	$208 - 250
Maracay at Northlands	2014	28	11	17	10	3	$312 - 393
Town of Queen Creek:
Montelena	2012	59	53	6	3	1	$375 - 447
The Preserve at Hastings Farms	2014	89	19	70	15	4	$278 - 362
Villagio	2013	135	66	69	10	6	$275 - 333
Phoenix, Arizona Total		1,444	620	824	164	73
Tucson, Arizona
Marana:
Tortolita Vistas	2014	31	13	18	5	4	$449 - 506
Oro Valley:
Rancho Vistoso	2016	343	-	343	-	-	$231 - 456
Tucson:
Deseo at Sabino Canyon	2014	39	25	14	3	3	$419 - 505
Rancho del Cobre	2014	68	18	50	9	5	$394 - 465
Tucson, Arizona Total		481	56	425	17	12
Arizona Total		1,925	676	1,249	181	85
Maracay Total		1,925	676	1,249	181	85

Pardee

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	45	72	30	7	$1,800 - $2,300
Sorrento Heights Prestige Collection	2014	20	20	-	-	2	$890 - $950
Watermark	2013	160	76	84	37	13	$1,155 - $1,300
Canterra	2015	89	-	89	-	-	$720 - $740
Casabella	2015	122	-	122	-	-	$825 - $855
Verana	2015	78	-	78	5	-	$975 - $1,040
Pacific Highlands Ranch Future	TBD	963	-	963	-	-	TBD
Olive Hill Estate	2015	37	-	37	-	-	$638 - $750
Castlerock	TBD	415	-	415	-	-	$473 - $708
Meadowood	TBD	844	-	844	-	-	$290 - $590
Sea View Terrace	2015	40	12	28	23	11	$308 - $340
Parkview Condos	2016	73	-	73	-	-	$345 - $370
Ocean View HillsFuture	TBD	1,020	-	1,020	-	-	TBD
South Otay Mesa	TBD	893	-	893	-	-	$185 - $530
Alta Del Mar Custom Lots	2013	29	23	6	-	-	$895 - $1,950
Los Angeles County:
LivingSmart at Fair Oaks Ranch	2011	124	124	-	-	1	$483 - $509
Golden Valley	TBD	498	-	498	-	-	$499 - $807
Skyline Ranch	TBD	1,260	-	1,260	-	-	$510 - $640
Ventura County:
LivingSmart at Moorpark Highlands, Moorpark	2013	133	98	35	23	14	$587 - $616
Riverside County:
Hillside	2012	182	182	-	-	2	$284 - $301
Meadow Ridge	2013	142	66	76	19	10	$340 - $440
Amberleaf	2014	131	31	100	18	10	$295 - $338
Meadow Glen	2014	140	50	90	18	8	$321 - $380
Summerfield	2015	85	-	85	1	-	$283 - $304
Canyon Hills Future	TBD	581	-	581	-	-	TBD
Christensen	2016	74	-	74	-	-	$338 - $437
LivingSmart Tournament Hills	2010	235	234	1	-	1	$261 - $334
Lakeside	2012	167	162	5	3	14	$260 - $282
Tournament Hills Future	TBD	268	-	268	-	-	TBD
LivingSmart Sundance	2013	152	112	40	21	2	$280 - $332
LivingSmart Estrella	2013	127	127	-	-	6	$214 - $237
Woodmont	2014	84	24	60	19	13	$307 - $371
Cielo	2015	92	-	92	36	-	$220 - $242
Northstar	2015	80	-	80	-	-	$270 - $310
Skycrest	2015	82	-	82	-	-	$311 - $350
Sundance Future	TBD	1,689	-	1,689	-	-	TBD
Banning	TBD	4,318	-	4,318	-	-	$167 - $250
Sacramento County:
Natomas	TBD	120	-	120	-	-	TBD
San Joaquin County:
Bear Creek	TBD	1,252	-	1,252	-	-	TBD
California Total		16,916	1,386	15,530	253	114

Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	179	131	48	12	8	$255- $306
LivingSmart at Eldorado Heights	2013	133	95	38	8	9	$302 - $392
LivingSmart Sandstone	2013	145	52	93	12	9	$216 - $246
Ridgeview	2015	4	-	4	-	-	$227 - $283
North Peak	2015	150	-	150	-	-	$255 - $306
Castle Rock	2015	150	-	150	-	-	$302 - $392
Eldorado Future	TBD	145	-	145	-	-	TBD
Horizon Terrace	2014	165	29	136	15	1	$400- $455
Solano	2014	132	14	118	12	9	$289 - $312
Alterra	2014	106	4	102	15	4	$438 - $505
Bella Verdi	2015	106	-	106	-	-	$375 - $420
Milennial	TBD	2	-	2	-	-	TBD
Escala	2016	78	-	78	-	-	$545 - $591
POD 5-1 Future	TBD	215	-	215	-	-	TBD
Durango Ranch	2012	153	114	39	15	5	$460 - $536
Durango Trail	2014	77	45	32	9	4	$373 - $399
Meridian	2016	78	-	44	-	-	$455 - $530
LivingSmart at Providence	2012	106	106	-	-	1	$260 - $323
Encanto	2015	129	-	129	-	-	$406 - $468
Summerglen	2014	140	36	104	7	4	$292 - $298
Nevada Total		2,393	626	1,733	105	54
Pardee Total		19,309	2,012	17,263	358	168

Quadrant

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	368	55	22	8	$223 - $316
Skagit Pod D, Mt Vernon	2015	11	-	11	-	-	$287 - $307
Skagit Surplus Pod E, Mt Vernon	TBD	-	-	4	-	-	TBD
Snohomish County:
Sonterra, Lake Stevens	2013	44	43	1	1	1	$362
Kings Corner 1&2, Mill Creek	2014	116	55	61	19	11	$435- $500
Filbert Glen, Bothell	2015	16	-	16	10	-	$580 - $615
King's Corner 3, Mill Creek	2016	29	-	29	-	-	$306 - $370
King County:
Evoke at the Willows, Kirkland	2014	7	5	2	2	5	$910 - $925
Evoke at Pine Lake, Sammamish	2013	13	13	-	-	2	N/A
Beclan Place, Renton	2013	30	30	-	-	3	N/A
Wynstone East, Federal Way	2013	57	56	1	1	7	$348
Woodland, Woodinville	2014	23	20	3	3	11	$571 - $576
Garrison Glen, Kent	2014	30	10	20	16	5	$374 - $405
Sonata Hill, Auburn	2014	71	12	59	12	5	$332 - $420
Ibrahim, Issaquah	2015	2	1	1	1	1	$1050
The Gardens at Eastlake, Sammamish	2015	8	-	8	-	-	$810 - $900
Heathers Ridge, Kirkland	2015	41	-	41	-	-	$590 - $870
Hedgewood, Redmond	2015	11	-	11	-	-	$650 - $757
Grasslawn Estates, Redmond	2015	4	-	4	-	-	$930 - $985
Vintner's Place, Kirkland	2016	35	-	35	-	-	$610- $780
English Landing, Redmond	2016	15	-	15	-	-	$730 - $810
Trailside, Redmond	2016	9	-	9	-	-	$686 - $735
Copperwood, Renton	2016	46	-	46	-	-	$520 - $626
Parkwood Terrace, Woodinville	2016	15	-	6	-	-	$629 - $694
Cedar Landing, North Bend	2017	111	-	13	-	-	$500 - $650
35th Avenue Townhomes, Seattle	TBD	-	-	17	-	-	TBD
42nd Avenue Townhomes, Seattle	TBD	-	-	40	-	-	TBD
Pearl & Delores, Seattle	TBD	-	-	12	-	-	TBD
Wynstone, Federal Way	TBD	-	-	4	-	-	TBD
Pierce County:
Highlands Ridge, Puyallup	2012	46	46	-	-	1	N/A
Harbor Hill, Gig Harbor	2014	40	17	23	15	6	$365- $439
Chambers Ridge, Tacoma	2014	24	3	21	11	2	$480 - $525
Tehaleh, Bonney Lake	2013	85	61	24	16	6	$290 - $350
Harbor Hill N2, Gig Harbor	2015	33	-	33	-	-	$530 - $590
Thurston County:
Campus Fairways, Lacey	2015	79	-	39	8	-	$365 - $425
Kitsap County:
McCormick Meadows, Poulsbo	2012	167	82	85	16	7	$271 - $348
Vinlande Pointe, Poulsbo	2013	90	46	44	17	11	$328 - $367
Mountain Aire, Poulsbo	2016	145	-	145	-	-	$310 - $373
Closed Communities	N/A	-	-	-	-	1	N/A
Washington Total		1,876	868	938	170	93
Quadrant Total		1,876	868	938	170	93

Trendmaker

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	22	6	16	5	3	$452 - $506
Southern Trails, Pearland	2014	34	21	13	8	7	$490 - $609
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	56	40	16	5	6	$379 - $447
Cross Creek Ranch 65', Fulshear	2013	46	23	23	3	3	$427 - $483
Cross Creek Ranch 70', Fulshear	2013	74	36	38	3	1	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	91	54	37	5	3	$536 - $662
Cross Creek Ranch 90', Fulshear	2013	34	20	14	2	5	$627 - $755
Villas at Cross Creek Ranch, Fulshear	2013	108	78	30	9	9	$454 - $496
Cinco Ranch, Katy	2012	93	67	26	11	5	$357 - $414
Sienna Plantation, Missouri City	2013	62	36	26	8	4	$542 - $719
Lakes of Bella Terra, Richmond	2013	109	72	37	4	9	$465 - $569
Villas at Aliana, Richmond	2013	65	42	23	5	5	$435 - $501
Riverstone 55', Sugar Land	2013	81	49	32	5	1	$397 - $460
Riverstone 80' & 100', Sugar Land	2013	5	-	5	-	-	$990 - $1,051
The Townhomes at Imperial Sugar, Sugar Land	2015	27	3	24	4	3	$384 - $530
Galveston County:
Harborwalk, Hitchcock	2014	9	3	6	4	1	$567 - $620
Harris County:
Fairfield, Cypress	2010	62	29	33	10	5	$469 - $568
Lakes of Fairhaven, Cypress	2008	241	215	26	19	6	$410 - $658
Towne Lake Living Views, Cypress	2013	45	19	26	6	4	$443 - $538
Calumet Townhomes, Houston	2015	4	-	4	1	-	$634
The Groves, Humble	2015	6	-	12	6	-	$446 - $497
Clear Lake, Houston	2015	188	-	188	21	-	$493 - $683
Montgomery County:
Barton Woods, Conroe	2013	75	40	35	5	5	$401 - $601
Villas at Oakhurst, Porter	2013	56	36	20	8	3	$372 - $412
Woodtrace, Woodtrace	2014	25	3	22	1	2	$485 - $536
Bender's Landing Estates, Spring	2014	107	8	99	3	4	$478 - $629
Other:
Avanti Custom Homes	2007	122	96	26	28	6	$421 - $623
Texas Casual Cottages - Round Top	2010	78	66	12	26	4	$200 - $443
Texas Casual Cottages - Hill Country	2012	45	37	8	10	1	$209 - $463
Closed Communities:
Riverstone 80'	2013	50	34	19	17	3	$559 - $710
Texas Total		2,020	1,133	896	242	108
Trendmaker Total		2,020	1,133	896	242	108

TRI Pointe

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Southern California
Orange County:
Rancho Mission Viejo	2013	105	84	21	19	3	$669 - $715
Truewind, Huntington Beach	2014	49	15	34	15	6	$1,015 - $1,140
Arcadia, Irvine	2013	61	46	-	-	1	$1,162 - $1,420
Arcadia II, Irvine	2014	66	17	9	11	6	$1,162 - $1,232
Fairwind, Huntington Beach	2015	80	-	80	31	-	$855 - $955
Cariz, Irvine	2014	112	31	81	33	12	$457 - $600
Messina, Irvine	2014	59	17	13	6	9	$1,515 - $1,630
Aria, Rancho Mission Viejo	2016	87	-	87	-	-	$645 - $680
Auberine, Rancho Mission Viejo	2016	66	-	66	-	-	$995 - $1,105
San Diego County:
Altana, San Diego	2013	45	45	-	-	1	$630 - $728
Riverside County:
Topazridge, Riverside	2012	68	63	5	-	-	$464 - $530
Topazridge II, Riverside	2014	49	24	25	5	1	$464 - $525
Alegre, Temecula	2014	96	34	62	17	15	$281 - $312
Aldea, Temecula	2014	90	29	61	11	6	$260 - $290
Kite Ridge, Riverside	2015	87	-	87	5	-	$445 - $470
Sycamore Creek PA 7, Riverside	2015	87	-	87	-	-	$383 - $400
Terrassa Cluster, Corona	2015	94	-	94	-	-	$435 - $485
Terrassa, Corona	2015	52	-	52	-	-	$495 - $545
Los Angeles County:
Avenswood, Azusa	2013	66	65	1	1	11	$673 - $738
Woodson, Playa Vista	2014	66	46	20	20	6	$1,260 - $1,370
Grayson, Santa Clarita	2015	119	-	119	-	-	$510 - $540
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	-	152	-	-	$379 - $425
Kensington at Park Place, Ontario	2015	67	-	67	4	-	$526 - $557
St. James at Park Place, Ontario	2015	57	-	57	3	-	$453 - $484
Ventura County:
The Westerlies, Oxnard	2015	116	-	116	-	-	$326 - $499
Southern California Total		1,996	516	1,396	181	77
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	25	64	13	8	$618 -$918
Hawthorne at Barrington, Brentwood	2014	105	24	81	12	5	$515 - $575
Marquette at Barrington, Brentwood	2015	90	-	90	4	-	$475 - $675
Wynstone at Barrington, Brentwood	2016	92	-	92	-	-	$450 - $525
Penrose at Barrington, Brentwood	2016	34	-	34	-	-	$483 - $515
Santa Clara County:
Avellino, Mountain View	2013	63	55	8	8	-	$1,205 - $1,498
Cobblestone, Milpitas	2015	32	-	32	5	-	$835 - $995
San Mateo County:
Canterbury, San Mateo	2014	76	42	34	30	16	$940 - $1,230
Solano County:
Redstone, Vacaville	2015	141	-	141	9	-	$435 - $510
San Joaquin County:
Ventana, Tracy	2015	93	-	93	8	-	$435 - $535
Hansen Village, Mountain House	2015	113	-	113	-	-	$534 - $582
Alameda County:
Cadence, Alameda Landing	2015	91	-	67	19	-	$880 - $1,050
Linear, Alameda Landing	2015	108	-	74	26	-	$565 - $800
Symmetry, Alameda Landing	2016	56	-	56	-	-	$700 - $785
Parasol, Fremont	2016	39	-	39	-	-	$550 - $785
Blackstone at the Cannery, Hayward	2016	105	-	105	-	-	$495 - $565
Blackstone at the Cannery, Hayward	2016	52	-	52	-	-	$610 - $660
Northern California Total		1,379	146	1,175	134	29
California Total		3,375	662	2,571	315	106

Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	68	81	27	12	$313 - $366
Terrain 3500 Series, Castle Rock	2015	67	5	62	22	5	$292 - $315
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	14	37	21	9	$375 - $430
Leyden Rock 5000 Series, Arvada	2015	67	-	67	28	-	$432 - $492
Candelas, Arvada	2015	76	-	76	5	-	$560 - $619
Denver County:
Platt Park North, Denver	2014	29	11	18	11	7	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	-	40	11	-	$388 - $419
Arapahoe County:
Whispering Pines, Aurora	2015	115	-	115	-	-	$518 - $588
Colorado Total		704	98	496	125	33
TRI Pointe Total		4,079	760	3,067	440	139

Winchester

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Maryland
Anne Arundel County:
Hawthornes Grant, Arnold	2014	15	14	1	1	2	N/A
Hawthornes Grant Lots For Sale	N/A			35			N/A
Watson's Glen, Millersville
Watson's Glen I	2015	48	—	48	—	—	$365 - $399
Watson's Glen II	2015	55	—	55	—	—	$411-$426
Frederick County:
Landsdale, Monrovia
Landsdale Village Singles	2015	125	—	125	6	—	$465 - $570
Landsdale Lifestyle Singles	2015	97	—	97	—	—	$535 - $635
Landsdale Everson Townhomes	2015	100	—	100	—	—	$350 - $375
Landsdale TND Neo Everson SFD	2015	77	—	77	—	-	$465 - $595
Howard County:
Walnut Creek, Ellicott City	2014	15	12	3	5	3	$990 - $1,293
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	252	14	238	9	5	$480 - $719
Cabin Branch Boulevard Townhomes	2016	61	-	61	-	-	TBD
Cabin Branch Everson SFD	2014	107	12	95	3	5	$480 - $515
Cabin Branch Everson Townhomes	2014	567	28	539	7	7	$360 - $450
Preserve at Stoney Spring-Lots for Sale	N/A	-	-	7	-	-	NA
Preserve at Rock Creek, Rockville	2012	68	46	22	14	-	$685 - $964
Poplar Run, Silver Spring
Poplar Run Everson Townhomes	2013	136	69	67	2	-	$400 - $490
Poplar Run Lifestyle	2010	195	102	93	14	4	$570 - $715
Poplar Run Lots for Sale	N/A	-		29	-	-	NA
Poplar Run Village	2010	170	72	98	4	5	$560 - $665
Potomac Highlands	2016	23	-	23	-	-	TBD
Glenmont	2016	89	-	89	-	-	TBD
Maryland Total		2,200	369	1,902	65	31
Virginia
Chesterfield County:
Founders Bridge, Midlothian	2014	3	2	1	1	2	Sold Out
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	17	11	6	-	$1,243 - $1,530
Stuart Mill & Timber Lake, Oakton	2014	19	3	16	2	1	$1,363 - $1,650
Henrico County:
Stable Hill, Glen Allen	2013	49	38	11	9	2	$484 - $535
Prince William County:
Villages of Piedmont	2015	168	-	168	2	-	$376 - $435
Loudoun County:
Willowsford Greens, Aldie	2014	38	11	27	11	2	$750 - $810
Brambleton, Ashburn
English Manor Towns	2014	28	9	19	4	2	$490 - $530
Glenmere at Brambleton SFD	2014	48	30	18	23	8	$580 - $693
Glenmere at Brambleton Townhomes	2014	58	41	17	11	13	$453 - $457
West Park at Brambleton	2013	45	39	6	6	4	$720 - $811
One Loudoun, Ashburn
One Loudoun Chicago Series	2012	43	42	1	1	1	$675 - $680
One Loudoun Brooklyn Series	2014	31	18	13	5	4	$680 - $710
One Loudoun Manhattan Series	2013	30	30	-	6	3	$690
Vistas at Lansdowne, Lansdowne	2015	120	-	120	11	-	$569 - $598
Willowsford Grant, Leesburg	2013	36	29	7	4	2	$855 - $915
Virginia Total		744	309	435	102	44
Winchester Total		2,944	678	2,337	167	75
Combined Company Total		32,153	6,127	25,750	1,558	668

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of March 31, 2015 include owned lots in backlog as of March 31, 2015.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2015, 933 homes are under construction, 210 homes have completed construction, and 415 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt.  In addition, our operations are interest rate sensitive as higher mortgage interest rates could negatively affect housing demand.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

Various claims and actions that we consider normal to our business have been asserted and are pending against us. See Note 15, Commitments and Contingencies, of the condensed notes to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.  We do not believe that any of such claims and actions are material to our financial statements.

Item 1A.	Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.  If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.  Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements.  Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled "Cautionary Note Concerning Forward-Looking Statements."

Risks Related to Our Business

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

Continuing drought conditions in California and other areas in which we operate may negatively impact the economy, increase the risk of wildfires, cause us to incur additional costs, and delay or prevent new home deliveries.

Certain of the areas in which we operate, particularly in California, have experienced drought conditions from time to time. Continuing drought conditions could negatively impact the economy and environment as well as increase greatly the risk of wildfires.

Last year, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order that, among other things, directs the State Water Resources Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's order also calls on local water agencies to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water rights for those projects.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the markets in which we operate, including California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. Reduced water supplies as a result of drought conditions may negatively affect electric power generation. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis if such utility shortages, restrictions, moratoriums and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for housing in those markets. Our results of operations may be materially and adversely impacted if further utility shortages, restrictions, moratoriums or rate increases occur in our markets.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1

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

10.1*	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.2*

Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement (stock price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.5*	Summary Description of Changes in Executive Officer Compensation

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101

The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Homes, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: May 8, 2015