Form 10-Q
period 2015-06-30
TRI Pointe Group, Inc.
filed 2015-08-10
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-35796

TRI Pointe Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1763235
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Registrant’s shares of common stock outstanding at August 1, 2015: 161,737,684

NOTE REGARDING THIS QUARTERLY REPORT

On July 7, 2015, TRI Pointe Homes, Inc., a Delaware corporation (“TRI Pointe Homes”), reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”).  As a result of the reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act on July 7, 2015.

In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes' 4.375% Senior Notes due 2019 and TRI Pointe Homes' 5.875% Senior Notes due 2024; and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes' existing unsecured revolving credit facility.

The business, executive officers and directors of TRI Pointe Group, and the rights and limitations of the holders of Group Common Stock immediately following the Reorganization were identical to the business, executive officers and directors of TRI Pointe Homes, and the rights and limitations of holders of Homes Common Stock immediately prior to the Reorganization.

References to “TRI Pointe”, “ the Company”, “we”, “us”, or “our” in this Quarterly Report on Form 10-Q (including in the  consolidated financial statements and condensed notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to July 7, 2015: TRI Pointe Homes and its subsidiaries
•	For periods from and after July 7, 2015: TRI Pointe Group and its subsidiaries

TRI POINTE GROUP, INC.

FORM 10-Q

INDEX

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRI POINTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$121,907	$170,629
Receivables	34,189	20,118
Real estate inventories	2,535,753	2,280,183
Investments in unconsolidated entities	17,325	16,805
Goodwill and other intangible assets, net	162,296	162,563
Deferred tax assets	148,367	157,821
Other assets	87,350	105,405
Total assets	$3,107,187	$2,913,524
Liabilities
Accounts payable	$51,009	$68,860
Accrued expenses and other liabilities	205,422	210,009
Unsecured revolving credit facility	399,392	260,000
Seller financed loans	12,390	14,677
Senior notes	888,267	887,502
Total liabilities	1,556,480	1,441,048

Commitments and contingencies (Note 15)	—	—

Equity
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,737,684 and 161,355,490 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,617	1,614
Additional paid-in capital	910,520	906,159
Retained earnings	616,634	546,407
Total stockholders' equity	1,528,771	1,454,180
Noncontrolling interests	21,936	18,296
Total equity	1,550,707	1,472,476
Total liabilities and equity	$3,107,187	$2,913,524

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Home sales	$427,238	$309,609	$801,503	$551,511
Land and lot sales	67,490	27,512	69,490	30,899
Other operations	789	5,442	1,782	8,285
	495,517	342,563	872,775	590,695
Expenses:
Cost of home sales	341,742	242,709	641,648	433,977
Cost of land and lot sales	11,564	24,765	13,873	27,928
Other operations	592	567	1,154	2,199
Sales and marketing	25,634	23,798	48,920	44,703
General and administrative	28,299	18,184	56,478	36,189
Restructuring charges	498	520	720	2,178
Total expenses	408,329	310,543	762,793	547,174
Income from operations	87,188	32,020	109,982	43,521
Equity in loss of unconsolidated entities	(155)	(69)	(81)	(137)
Transaction expenses	—	(448)	—	(506)
Other income (loss), net	(31)	(1,476)	225	(741)
Income before taxes	87,002	30,027	110,126	42,137
Provision for income taxes	(30,240)	(5,802)	(38,067)	(10,331)
Net income	56,762	24,225	72,059	31,806
Less: net income attributable to noncontrolling interests	(1,832)	—	(1,832)	—
Net income available to common stockholders	$54,930	$24,225	$70,227	$31,806
Earnings per share
Basic	$0.34	$0.19	$0.43	$0.25
Diluted	$0.34	$0.19	$0.43	$0.25
Weighted average shares outstanding
Basic	161,686,570	129,700,000	161,589,310	129,700,000
Diluted	162,308,099	129,700,000	162,265,155	129,700,000

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Shares (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2013	129,700,000	$1,297	$333,589	$462,210	$797,096	$28,421	$825,517
Net income	—	—	—	84,197	84,197	—	84,197
Capital contribution by Weyerhaeuser, net	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued under share-based awards	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	1,614	906,159	546,407	1,454,180	18,296	1,472,476
Net income	—	—	—	70,227	70,227	1,832	72,059
Shares issued under share-based awards	382,194	3	657	—	660	—	660
Excess tax benefit of share-based awards, net	—	—	352	—	352	—	352
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	5,542	—	5,542	—	5,542
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,121)	(2,121)
Net effect of consolidations, de- consolidations and other transactions	—	—	—	—	—	3,929	3,929
Balance at June 30, 2015	161,737,684	$1,617	$910,520	$616,634	$1,528,771	$21,936	$1,550,707

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$72,059	$31,806
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,171	6,230
Equity in loss of unconsolidated entities, net	81	137
Deferred income taxes, net	9,454	120,822
Amortization of stock-based compensation	5,542	2,703
Charges for impairments and lot option abandonments	1,538	572
Changes in assets and liabilities:
Real estate inventories	(255,416)	(88,352)
Receivables	(14,071)	23,578
Other assets	23,483	7,347
Accounts payable	(17,851)	34,570
Pension and other postretirement benefits	—	1,624
Accrued expenses and other liabilities	(5,085)	(34,888)
Other operating cash flows	—	(1,574)
Net cash (used in) provided by operating activities	(177,095)	104,575
Cash flows from investing activities:
Purchases of property and equipment	(613)	(4,256)
Proceeds from sale of property and equipment	—	7
Investments in unconsolidated entities	(1,257)	236
Net cash used in investing activities	(1,870)	(4,013)
Cash flows from financing activities:
Borrowings from debt	140,000	—
Repayment of debt	(2,895)	(25,508)
Debt issuance costs	(2,688)	—
Proceeds from issuance of senior notes	—	886,698
Change in book overdrafts	—	(5,534)
Distributions to Weyerhaeuser	—	(8,606)
Net repayments of debt held by variable interest entities	(875)	3,145
Contributions from noncontrolling interests	2,034	1,385
Distributions to noncontrolling interests	(4,155)	(9,334)
Proceeds from issuance of common stock under share-based awards	660	—
Excess tax benefits of share-based awards	352	1,572
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—
Net cash provided by financing activities	130,243	843,818
Net (decrease) increase in cash and cash equivalents	(48,722)	944,380
Cash and cash equivalents - beginning of period	170,629	4,510
Cash and cash equivalents - end of period	$121,907	$948,890

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

The Company is engaged in the design, construction and sale of innovative single-family homes through its portfolio of six quality brands across eight states, including Maracay Homes in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester Homes in Maryland and Virginia.

On July 7, 2015, TRI Pointe Homes, Inc., a Delaware corporation, (“TRI Pointe Homes”) reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”).  See “Note Regarding This Quarterly Report” for information concerning the reorganization effected on July 7, 2015.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIE”) in which the Company is the primary beneficiary.  The noncontrolling interests as of June 30, 2015 and December 31, 2014 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  Certain prior period amounts have been reclassified to conform to current period presentation.  Subsequent events have been evaluated through the date the financial statements were issued.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three or six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted ASU 2014-08 on January 1, 2015 and the adoption had no impact on our current or prior year financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year and is now effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the approach for implementation and the potential impact of adopting this guidance on our consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis.   ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We believe the adoption of ASU 2015-02 will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30).  ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company plans to early adopt this guidance at the beginning of the fourth quarter of 2015.  Had the Company early adopted ASU 2015-03, the impact for the period ended June 30, 2015 on our consolidated balance sheet would have been a balance sheet reclassification of deferred loan costs currently included in Other Assets resulting in a decrease to Other Assets of $24.7 million, a decrease to Senior Notes of $22.1 million and a decrease to unsecured revolving credit facility of $2.6 million. The impact for the period ended December 31, 2014, would have been a decrease to Other Assets of $23.7 million and a decrease to Senior Notes of $23.7 million.

Reclassifications

Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation.

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

The Company completed its business combination accounting during the first quarter of 2015.

Supplemental Pro Forma Information (Unaudited)

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total revenues	$429,899	$750,843
Net income	$32,200	$44,514
Earnings per share – basic	$0.20	$0.28
Earnings per share – diluted	$0.20	$0.27

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

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee-related costs	$23	$60	$135	$1,307
Lease termination costs	475	460	585	871
Total	$498	$520	$720	$2,178

Lease termination costs for the three and six months ended June 30, 2015, and 2014, respectively, relate to contract terminations as a result of general cost reduction initiatives.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued employee-related costs, beginning of period	$533	$—	$3,844	$4,336
Current year charges	23	60	135	1,307
Payments	(447)	(60)	(3,870)	(5,643)
Accrued employee-related costs, end of period	$109	$—	$109	$—

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued lease termination costs, beginning of period	$926	$2,758	$1,394	$3,506
Current year charges	475	460	585	871
Payments	(757)	(764)	(1,335)	(1,923)
Accrued lease termination costs, end of period	$644	$2,454	$644	$2,454

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

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

Total revenues and income before taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues
Maracay	$33,574	$35,045	$66,051	$70,275
Pardee	166,064	145,247	251,723	217,709
Quadrant	38,896	31,785	84,525	64,039
Trendmaker	65,982	67,756	122,191	129,156
TRI Pointe	130,735	—	237,592	—
Winchester	60,266	62,730	110,693	109,516
Total	$495,517	$342,563	$872,775	$590,695

Income (loss) before taxes
Maracay	$1,068	$2,387	$2,108	$6,010
Pardee	67,734	18,656	81,292	25,793
Quadrant	766	5,459	2,347	6,240
Trendmaker	6,040	7,825	10,400	14,202
TRI Pointe	14,564	—	25,695	—
Winchester	5,957	6,868	6,338	11,037
Corporate	(9,127)	(11,168)	(18,054)	(21,145)
Total	$87,002	$30,027	$110,126	$42,137

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Real estate inventories
Maracay	$189,036	$153,577
Pardee	999,972	924,362
Quadrant	170,506	153,493
Trendmaker	196,015	176,696
TRI Pointe	696,811	613,666
Winchester	283,413	258,389
Total	$2,535,753	$2,280,183

Total assets
Maracay	$201,628	$170,932
Pardee	1,067,332	1,000,489
Quadrant	181,502	167,796
Trendmaker	218,531	195,829
TRI Pointe	867,043	781,301
Winchester	311,004	281,547
Corporate	260,147	315,630
Total	$3,107,187	$2,913,524

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$54,930	$24,225	$70,227	$31,806
Denominator:
Basic weighted-average shares outstanding	161,686,570	129,700,000	161,589,310	129,700,000
Effect of dilutive shares:
Stock options and unvested restricted stock units	621,529	—	675,845	—
Diluted weighted-average shares outstanding	162,308,099	129,700,000	162,265,155	129,700,000
Earnings per share
Basic	$0.34	$0.19	$0.43	$0.25
Diluted	$0.34	$0.19	$0.43	$0.25
Antidilutive unvested restricted stock units and stock options not included in diluted earnings per share	2,343,905	—	2,563,137	—

6.	Receivables

Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Escrow proceeds and other accounts receivable, net	$23,363	$9,771
Warranty insurance receivable (Note 15)	10,526	10,047
Notes and contracts receivable	300	300
Total receivables	$34,189	$20,118

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Real estate inventories owned:
Homes completed or under construction	$726,553	$461,712
Land under development	1,349,956	1,391,303
Land held for future development	256,865	245,673
Model homes	128,839	103,270
Total real estate inventories owned	2,462,213	2,201,958
Real estate inventories not owned:
Land purchase and land option deposits	36,976	44,155
Consolidated inventory held by VIEs	36,564	34,070
Total real estate inventories not owned	73,540	78,225
Total real estate inventories	$2,535,753	$2,280,183

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

Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 9, Variable Interest Entities.

During the quarter ended June 30, 2015 the Company sold a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The land sold under this sale was classified as land under development and represented $53.0 million of land and lot sales revenue in the consolidated statement of operations for the quarter.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest incurred	$15,149	$6,551	$30,325	$10,589
Interest capitalized	(15,149)	(4,339)	(30,325)	(8,148)
Interest expensed	$—	$2,212	$—	$2,441
Capitalized interest in beginning inventory	$132,872	$137,979	$124,461	$138,233
Interest capitalized as a cost of inventory	15,149	4,339	30,325	8,148
Interest previously capitalized as a cost of inventory, included in cost of sales	(7,915)	(28,553)	(14,680)	(32,616)
Capitalized interest in ending inventory	$140,106	$113,765	$140,106	$113,765

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.  Interest that is expensed as incurred is included in other income (expense).

Real estate inventory impairments and land and lot option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate inventory impairments	$878	$42	$1,044	$52
Land and lot option abandonments and pre- acquisition costs	300	62	494	520
Total	$1,178	$104	$1,538	$572

Impairments of homebuilding assets and related charges relate primarily to projects or communities held for development. Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges above.  Charges for inventory impairments are expensed to cost of sales.

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

As of June 30, 2015, we held equity investments in six active real estate partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Limited partnership and limited liability company interests	$13,961	$13,710
General partnership interests	3,364	3,095
Total	$17,325	$16,805

Unconsolidated Financial Information

Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investment in unconsolidated entities or on our consolidated statement of operations as equity in loss of unconsolidated entities.

Assets and liabilities of unconsolidated entities (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Cash	$14,374	$17,154
Receivables	9,550	9,550
Real estate inventories	89,801	95,500
Other assets	814	620
Total assets	$114,539	$122,824
Liabilities and equity
Accounts payable and other liabilities	$11,706	$10,914
Company's equity	17,325	16,805
Outside interests' equity	85,508	95,105
Total liabilities and equity	$114,539	$122,824

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,377	$336	$1,453	$407
Other operating expense	(1,805)	$(1,146)	(2,541)	(2,157)
Other income	5	$12	7	14
Net loss	$(423)	$(798)	$(1,081)	$(1,736)
Company's equity in loss of unconsolidated entities	$(155)	$(69)	$(81)	$(137)

9.	Variable Interest Entities

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

We analyze each of our land option agreements and other similar contracts under the provisions of ASC 810 Consolidation to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.

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

The following provides a summary of our interests in land option agreements (in thousands):

	June 30, 2015			December 31, 2014
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$7,359	$36,038	$36,564	$8,071	$43,432	$34,070
Unconsolidated VIEs	7,760	72,298	N/A	13,309	129,637	N/A
Other land option agreements	29,216	283,969	N/A	30,846	284,819	N/A
Total	$44,335	$392,305	$36,564	$52,226	$457,888	$34,070

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $4.9 million and $5.3 million as of June 30, 2015 and December 31, 2014, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of June 30, 2015.  For further details on the goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets recorded as of June 30, 2015, including an existing trade name from the acquisition of Maracay in 2006 which has a 20 year useful life and a new trade name, TRI Pointe Homes, resulting from the Merger which has an indefinite useful life. For further details on the TRI Pointe Homes trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,303	$—	$139,303	$139,304	$—	$139,304
Trade names	27,979	(4,986)	22,993	27,979	(4,720)	23,259
Total	$167,282	$(4,986)	$162,296	$167,283	$(4,720)	$162,563

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 10.7 and 11.2 years as of June 30, 2015 and December 31, 2014, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three month periods ended June 30, 2015 and 2014, respectively and was $266,000 for each of the six month periods ended June 30, 2015 and 2014, respectively.  Amortization of this intangible asset was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.

Expected amortization of our intangible asset related to Maracay for the remainder of 2015, the next four years and thereafter is (in thousands):

Remainder of 2015	$268
2016	534
2017	534
2018	534
2019	534
Thereafter	3,289
Total	$5,693

11.	Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid expenses	$22,758	$29,111
Refundable fees and other deposits	16,557	15,581
Development rights, held for future use or sale	6,447	7,409
Deferred loan costs	24,669	23,686
Operating properties and equipment, net	10,511	11,719
Income tax receivable	—	10,713
Other	6,408	7,186
Total	$87,350	$105,405

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and related costs	$16,437	$24,717
Warranty reserves (Note 15)	35,375	33,270
Estimated cost for completion of real estate inventories	54,771	54,437
Customer deposits	20,101	14,229
Debt (nonrecourse) held by VIEs (Note 9)	8,337	9,512
Income tax liability to Weyerhaeuser (Note 18)	15,894	15,659
Accrued income taxes payable	3,883	—
Liability for uncertain tax positions (Note 17)	16,095	13,797
Accrued interest	2,632	3,059
Accrued insurance expense	4,199	9,180
Other	27,698	32,149
Total	$205,422	$210,009

13.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans

Senior Notes

Senior Notes consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
4.375% Senior Notes due June 15, 2019, net of discount	$445,955	$445,501
5.875% Senior Notes due June 15, 2024, net of discount	442,312	442,001
Total	$888,267	$887,502

As discussed in Note 2, Merger with Weyerhaeuser Real Estate Company, on the Closing Date, TRI Pointe assumed WRECO’s obligations as issuer of the Senior Notes. The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds of $861.3 million, after debt issuance costs and discounts, from the offering were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014.

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of June 30, 2015, no principal has been paid on the Senior Notes, and there was $22.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $1.9 million as of June 30, 2015.

Unsecured Revolving Credit Facility

Unsecured revolving credit facility consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Unsecured revolving credit facility	$399,392	$260,000

In May 2015, the Company amended its unsecured credit revolving credit facility (the “Credit Facility”) from $425 million to $550 million.  The Credit Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of June 30, 2015, the outstanding balance under the Credit Facility was $399.4 million with an interest rate of 2.14% per annum and $141.1 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2015 there was $2.6 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on July 1, 2018.  Accrued interest related to the Credit Facility was $685,000 as of June 30, 2015.

At June 30, 2015 we had outstanding letters of credit of $9.5 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

Seller financed loans consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Seller financed loans	$12,390	$14,677

As of June 30, 2015, the Company had $12.4 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  As of June 30, 2015, the seller financed loans accrue interest at a weighted average rate of 6.97% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016. Accrued interest on these loans were $25,000 as of June 30, 2015.

Interest Incurred

During the three month periods ended June 30, 2015 and 2014, the Company incurred interest of $15.1 million and $6.6 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $15.1 million and $4.3 million was capitalized to inventory for the six-month period ended June 30, 2015 and 2014, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.3 million for the three month period ended June 30, 2015 with no deferred financing cost in the same prior year period. During the six month periods ended June 30, 2015 and 2014, the Company incurred interest of $30.3 million and $10.6 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period.   Of the interest incurred, $30.3 million and $8.1 million was capitalized to inventory for the period ended June 30, 2015 and 2014, respectively.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.5 million for the six month period ended June 30, 2015 with no deferred financing cost in the same prior year period.  Accrued interest related to all outstanding debt at June 30, 2015 and December 31, 2014 was $2.6 million and $3.1 million, respectively.

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

The Company was in compliance with all applicable financial covenants as of June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

A summary of assets and liabilities at June 30, 2015 and December 31, 2014, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2015		December 31, 2014
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Receivables (1)	Level 3	$34,189	$34,189	$20,118	$20,118
Senior Notes (2)	Level 2	888,267	879,750	887,502	896,625
Unsecured revolving credit facility (3)	Level 3	399,392	399,392	260,000	260,000
Seller financed loans (4)	Level 3	12,390	12,390	14,677	14,677

At June 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximated fair value.

(1)

The estimated fair value of our receivables was based on the discounted value of the expected future cash flows using current rates for similar receivables. The book value of our receivables equaled the fair value as of June 30, 2015 and December 31, 2014 due to the short-term nature of the remaining receivables.

(2)	The estimated fair value of our Senior Notes at June 30, 2015 and December 31, 2014 is based on quoted market prices.
(3)	We believe that the carrying value of our Credit Facility approximates fair value based on the short term nature of the current market rate amended on May 18, 2015.
(4)	We believe that the carrying value of our Seller financed loans approximates fair value based on a two year treasury curve analysis.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended		Year Ended
		June 30, 2015		December 31, 2014
			Fair Value		Fair Value
		Impairment	Net of	Impairment	Net of
	Hierarchy	Charge	Impairment	Charge	Impairment
Real estate inventories	Level 3	$1,044	$15,348	$931	$20,329

15.	Commitments and Contingencies

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.5 million and $10.0 million as of June 30, 2015 and December 31, 2014, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$33,965	$24,378	$33,270	$24,450
Warranty reserves accrued	3,354	2,153	6,226	3,764
Adjustments to pre-existing reserves	999	232	1,300	1,018
Warranty expenditures	(2,943)	(2,439)	(5,421)	(4,908)
Warranty reserves, end of period	$35,375	$24,324	$35,375	$24,324

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $407.9 million and $355.2 million, respectively. The beneficiaries of the bonds are various municipalities.

16.	Stock-Based Compensation

2013 Long-Term Incentive Plan

The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013 and amended with the approval of our stockholders in 2014. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2015 there were 9,525,870 shares available for future grant under the 2013 Incentive Plan.

Converted Awards

Under the Transaction Agreement, each outstanding Weyerhaeuser equity award held by an employee of WRECO was converted into a similar equity award with TRI Pointe, based on the final exchange ratio of 2.1107 (the “Exchange Ratio”), rounded down to the nearest whole number of shares of common stock. The Company filed a registration statement on Form S-8 (Registration No. 333-197461) on July 16, 2014 to register 4,105,953 shares related to these equity awards. The converted awards have the same terms and conditions as the Weyerhaeuser equity awards except that all performance share units were surrendered in exchange for time-vesting restricted stock units without any performance-based vesting conditions or requirements and the exercise price of each converted stock option is equal to the original exercise price divided by the Exchange Ratio. There will be no future grants under the WRECO equity incentive plans.  Refer to Note 2, Merger with Weyerhaeuser Real Estate Company, for additional information on the Merger.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total stock-based compensation	$3,161	$1,410	$5,542	$2,703

As of June 30, 2015, total unrecognized stock-based compensation related to all stock-based awards was $22.4 million and the weighted average term over which the expense was expected to be recognized was 1.94 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the six months ended June 30, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in thousands)
Options outstanding at December 31, 2014	3,467,086	$13.05	6.0	$7,642
Granted	—	—	—	—
Exercised	(91,880)	10.63
Forfeited	(11,303)	8.39
Options outstanding at June 30, 2015	3,363,903	13.12	5.6	7,349
Options exercisable at June 30, 2015	2,872,860	12.41	4.9	8,309

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the six months ended June 30, 2015:

		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in thousands)
Nonvested RSUs at December 31, 2014	900,547	$15.62	$13,461
Granted	1,511,491	11.46	17,315
Vested	(453,685)	13.85
Forfeited	(10,193)	13.58
Nonvested RSUs at June 30, 2015	1,948,160	12.20	29,807

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

We had net deferred tax assets of $148.4 million and $157.8 million as of June 30, 2015 and December 31, 2014, respectively.  We had a valuation allowance related to those net deferred tax assets of $4.6 million and $6.2 million as of June 30, 2015 and December 31, 2014, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

Our provision for income taxes totaled $30.2 million and $5.8 million for the three months ended June 30, 2015 and 2014, respectively.  Our provision for income taxes totaled $38.1 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $16.1 million and $13.8 million of liabilities for uncertain tax positions recorded as of June 30, 2015 and December 31, 2014, respectively.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

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

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weyerhaeuser-allocated costs	$—	$5,188	$—	$10,735

These expenses are not indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of June 30, 2015 and December 31, 2014, we had an income tax liability to Weyerhaeuser of $15.9 million and $15.7 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

In January of 2015, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$97
Income taxes	$11,354	$14,962
Supplemental disclosures of noncash activities:
Amortization of senior note discount	$765	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase in consolidated real estate inventory not owned	$3,629	$28,208
Increase in accrued expenses and other liabilities	$300	$—
Increase in noncontrolling interests	$(3,929)	$(28,208)

20.	Supplemental Guarantor Information

On the Closing Date, the Company assumed WRECO’s obligations as issuer of the Senior Notes.  Additionally, all of TRI Pointe’s wholly owned subsidiaries that are guarantors of the Company’s unsecured $550 million revolving credit facility, including WRECO and certain of its wholly owned subsidiaries, entered into supplemental indentures pursuant to which they jointly and severally guaranteed TRI Pointe’s obligations with respect to the Senior Notes.

Presented below are the condensed consolidating balance sheets at June 30, 2015 and December 31, 2014, condensed consolidating statements of operations for the three and six months ended June 30, 2015 and cash flows for the six month period ended June 30, 2015.  TRI Pointe’s non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated total assets, total revenues, income from operations before taxes and cash flow from operating activities.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

As discussed in Note 1, the Merger was treated as a “reverse acquisition” with WRECO being considered the accounting acquirer.  Accordingly, the financial statements reflect the historical results of WRECO for all periods and do not include the historical financial information of TRI Pointe prior to the Closing Date.  Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.  As a result, we have not included condensed consolidating statements of operations for the three or six months ended June 30, 2014 or cash flows for the six months ended June 30, 2014 because those results are of WRECO and are already included on the face of the consolidated financial statements.  In addition, there is no financial information for TRI Pointe, issuer of the Senior Notes, in the periods prior to the Closing Date.

Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Cash and cash equivalents	$67,329	$54,578	$—	$121,907
Receivables	12,721	21,468	—	34,189
Intercompany receivables	851,310	—	(851,310)	—
Real estate inventories	696,810	1,838,943	—	2,535,753
Investments in unconsolidated entities	—	17,325		17,325
Goodwill and other intangible assets, net	162,296	—	—	162,296
Investments in subsidiaries	1,007,550	—	(1,007,550)	—
Deferred tax assets	23,630	124,737	—	148,367
Other assets	38,948	48,402	—	87,350
Total Assets	$2,860,594	$2,105,453	$(1,858,860)	$3,107,187

Liabilities
Accounts payable	$4,449	$46,560	$—	$51,009
Intercompany payables	—	851,310	(851,310)	—
Accrued expenses and other liabilities	27,725	177,697	—	205,422
Unsecured revolving credit facility	399,392	—	—	399,392
Seller financed loans	11,990	400	—	12,390
Senior notes	888,267	—	—	888,267
Total Liabilities	1,331,823	1,075,967	(851,310)	1,556,480

Equity
Total stockholders' equity	1,528,771	1,007,550	(1,007,550)	1,528,771
Noncontrolling interests	—	21,936	—	21,936
Total Equity	1,528,771	1,029,486	(1,007,550)	1,550,707
Total Liabilities and Equity	$2,860,594	$2,105,453	$(1,858,860)	$3,107,187

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2014
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)
Assets
Cash and cash equivalents	$105,888	$64,741	$—	$170,629
Receivables	5,050	15,068	—	20,118
Intercompany receivables	797,480	—	(797,480)	—
Real estate inventories	613,665	1,666,518	—	2,280,183
Investments in unconsolidated entities	—	16,805	—	16,805
Goodwill and other intangible assets, net	156,603	5,960	—	162,563
Investments in subsidiaries	941,397	—	(941,397)	—
Deferred tax assets	23,630	134,191	—	157,821
Other assets	55,199	50,206	—	105,405
Total Assets	$2,698,912	$1,953,489	$(1,738,877)	$2,913,524

Liabilities
Accounts payable	$25,800	$43,060	$—	$68,860
Intercompany payables	—	797,480	(797,480)	—
Accrued expenses and other liabilities	57,353	152,656	—	210,009
Unsecured revolving credit facility	260,000	—	—	260,000
Seller financed loans	14,077	600	—	14,677
Senior notes	887,502	—	—	887,502
Total Liabilities	1,244,732	993,796	(797,480)	1,441,048

Equity
Total stockholders' equity	1,454,180	941,397	(941,397)	1,454,180
Noncontrolling interests	—	18,296	—	18,296
Total Equity	1,454,180	959,693	(941,397)	1,472,476
Total Liabilities and Equity	$2,698,912	$1,953,489	$(1,738,877)	$2,913,524

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands - unaudited):

	Three Months Ended June 30, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Revenues:
Home sales	$130,552	$296,686	$—	$427,238
Land and lot sales	—	67,490	—	67,490
Other operations	—	789	—	789
Total revenues	130,552	364,965	—	495,517

Expenses:
Cost of home sales	106,365	235,377	—	341,742
Cost of land and lot sales	—	11,564	—	11,564
Other operations	—	592	—	592
Sales and marketing	5,447	20,187	—	25,634
General and administrative	13,260	15,039	—	28,299
Restructuring charges	(86)	584	—	498
Total expenses	124,986	283,343	—	408,329
Income from operations	5,566	81,622	—	87,188
Equity in loss of unconsolidated entities	—	(155)	—	(155)
Other income, net	(151)	120	—	(31)
Income before taxes	5,415	81,587	—	87,002
Provision for income taxes	(2,388)	(27,852)	—	(30,240)
Equity of net income of subsidiaries	51,903	—	(51,903)	—
Net income	54,930	53,735	(51,903)	56,762
Less: net income attributable to noncontrolling interests	—	(1,832)	—	(1,832)
Net income available to common stockholders	$54,930	$51,903	$(51,903)	$54,930

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands - unaudited):

	Six Months Ended June 30, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Revenues:
Home sales	$237,410	$564,093	$—	$801,503
Land and lot sales	—	69,490	—	69,490
Other operations	—	1,782	—	1,782
Total revenues	237,410	635,365	—	872,775

Expenses:
Cost of home sales	193,346	448,302	—	641,648
Cost of land and lot sales	—	13,873	—	13,873
Other operations	—	1,154	—	1,154
Sales and marketing	10,428	38,492	—	48,920
General and administrative	25,932	30,546	—	56,478
Restructuring charges	(86)	806	—	720
Total expenses	229,620	533,173	—	762,793
Income from operations	7,790	102,192	—	109,982
Equity in loss of unconsolidated entities	—	(81)	—	(81)
Other income, net	(112)	337	—	225
Income before taxes	7,678	102,448	—	110,126
Provision for income taxes	(3,215)	(34,852)	—	(38,067)
Equity of net income of subsidiaries	65,764	—	(65,764)	—
Net income	70,227	67,596	(65,764)	72,059
Less: net income attributable to noncontrolling interests	—	(1,832)	—	(1,832)
Net income available to common stockholders	$70,227	$65,764	$(65,764)	$70,227

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows (in thousands - unaudited):

	Six Months Ended June 30, 2015
				Consolidated
	TRI Pointe	Guarantor	Consolidating	TRI Pointe
	Homes, Inc.	Subsidiaries	Adjustments	Homes, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(113,102)	$(63,993)	$—	$(177,095)
Cash flows from investing activities:
Purchases of property and equipment	(427)	(186)	—	(613)
Investments in unconsolidated entities	—	(1,257)	—	(1,257)
Intercompany	(58,117)	—	58,117	—
Net cash used in investing activities	(58,544)	(1,443)	58,117	(1,870)
Cash flows from financing activities:
Borrowings from debt	140,000	—	—	140,000
Repayment of debt	(2,695)	(200)	—	(2,895)
Debt issuance costs	(2,688)	—	—	(2,688)
Net repayments of debt held by variable interest entities	—	(875)	—	(875)
Contributions from noncontrolling interests	—	2,034	—	2,034
Distributions to noncontrolling interests	—	(4,155)	—	(4,155)
Proceeds from issuance of common stock under share-based awards	660	—	—	660
Excess tax benefits of share-based awards	—	352	—	352
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	58,117	(58,117)	—
Net cash provided by financing activities	133,087	55,273	(58,117)	130,243
Net decrease in cash and cash equivalents	(38,559)	(10,163)	—	(48,722)
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$67,329	$54,578	$—	$121,907

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

We will not update the forward-looking statements contained in this Quarterly Report on Form 10-Q, unless otherwise required by law.

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

The following discussion and analysis should be read in conjunction with our  consolidated financial statements and related condensed notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Reverse Acquisition and Formation of TRI Pointe Group, Inc.

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

For further information on the Merger, see Note 2, Merger with Weyerhaeuser Real Estate Company, of the condensed notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.  In the Merger, each issued and outstanding WRECO common share was converted into 1.297 shares of TRI Pointe common stock. The historical issued and outstanding WRECO common shares (100,000,000 common shares for all periods presented prior to the Merger) have been recast as 129,700,000 common shares of the Company for all periods prior to the Merger) in all periods presented to reflect this conversion.

On July 7, 2015, TRI Pointe Homes, Inc., a Delaware corporation (“TRI Pointe Homes”), reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”).  Please see "Note Regarding this Quarterly Report" above regarding the reorganization of our corporate structure on July 7, 2015.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Home sales	$427,238	$309,609	$801,503	$551,511
Land and lot sales	67,490	27,512	69,490	30,899
Other operations	789	5,442	1,782	8,285
Total revenues	495,517	342,563	872,775	590,695
Expenses:
Cost of home sales	341,742	242,709	641,648	433,977
Cost of land and lot sales	11,564	24,765	13,873	27,928
Other operations	592	567	1,154	2,199
Sales and marketing	25,634	23,798	48,920	44,703
General and administrative	28,299	18,184	56,478	36,189
Restructuring charges	498	520	720	2,178
Total expenses	408,329	310,543	762,793	547,174
Income from operations	87,188	32,020	109,982	43,521
Equity in loss of unconsolidated entities	(155)	(69)	(81)	(137)
Transaction expenses	—	(448)	—	(506)
Other income (expense), net	(31)	(1,476)	225	(741)
Income before taxes	87,002	30,027	110,126	42,137
Provision for income taxes	(30,240)	(5,802)	(38,067)	(10,331)
Net income	56,762	24,225	72,059	31,806
Less: net income attributable to noncontrolling interests	(1,832)	—	(1,832)	—
Net income available to common stockholders	$54,930	$24,225	$70,227	$31,806
Earnings per share
Basic	$0.34	$0.19	$0.43	$0.25
Diluted	$0.34	$0.19	$0.43	$0.25

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	184	18.0	3.4	120	17.0	2.4	53%	6%	45%
Pardee	355	23.5	5.0	284	20.0	4.7	25%	18%	6%
Quadrant	116	10.8	3.6	106	14.0	2.5	9%	(23)%	43%
Trendmaker	124	26.5	1.6	166	24.5	2.3	(25)%	8%	(31)%
TRI Pointe	365	26.5	4.6	—	—	—	N/A	N/A	N/A
Winchester	94	14.3	2.2	87	22.0	1.3	8%	(35)%	67%
Total	1,238	119.5	3.5	763	97.5	2.6	62%	23%	32%

Net new home orders for the three months ended June 30, 2015 increased 62% to 1,238, compared to 763 during the prior year period.  Our overall absorption rate for the three months ended June 30, 2015 was 10.4 per average selling community (3.5 monthly), compared to 7.8 per average selling community (2.6 monthly) during the prior year period.  The increase in net new home orders, average selling communities and monthly absorption rate was primarily the result of the addition of TRI Pointe, which had 365 orders, 26.5 average selling communities and a monthly absorption rate of 4.6 per average selling community in the three months ended June 30, 2015 with no comparable amounts in the prior year period.  In addition, the increase in net new home orders was positively impacted by an increase in our monthly absorption rate in all of our segments compared to the prior year period except for Trendmaker, which experienced a decrease as a result of a slowdown in the premium housing market in Houston driven by inclement weather during the period and by the uncertainty around oil prices.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2015			As of June 30, 2014			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay	274	$106,347	$388	149	$61,255	$411	84%	74%	(6)%
Pardee	471	296,298	629	428	238,276	557	10%	24%	13%
Quadrant	199	87,233	438	155	77,671	501	28%	12%	(13)%
Trendmaker	243	128,645	529	262	136,115	520	(7)%	(5)%	2%
TRI Pointe	631	449,080	712	—	—	—	N/A	N/A	N/A
Winchester	180	132,244	735	197	156,908	796	(9)%	(16)%	(8)%
Total	1,998	$1,199,847	$601	1,191	$670,225	$563	68%	79%	7%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into sales contracts with customers but for which we have not yet delivered the homes. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 16% for the three months ended June 30, 2015 and June 30, 2014, respectively. The dollar value of backlog was $1.2 billion as of June 30, 2015, an increase of $529.6 million, or 79%, compared to $670.2 million as of June 30, 2014.  This increase is due to an increase in the number of homes in backlog of 807, or 68%, to 1,998 homes as of June 30, 2015 from 1,191 homes as of June 30, 2014, in addition to an increase in the average sales price of homes in backlog of $38,000, or 7%, to $601,000 as of June 30, 2015 compared to $563,000 as of June 30, 2014.  The increase in the number of homes in backlog and the average sales price of homes in backlog was mainly the result of the addition of TRI Pointe, which had 631 homes in backlog and an average sales price in backlog of $712,000 as of June 30, 2015.  In addition to the increases associated with TRI Pointe in the current year period, backlog units and backlog dollar value increased at three of our reporting segments existing in the prior year period, with the exception of Trendmaker and Winchester.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	91	$33,574	$369	93	$35,045	$377	(2)%	(4)%	(2)%
Pardee	242	110,231	456	246	118,905	483	(2)%	(7)%	(6)%
Quadrant	87	35,689	410	67	25,180	376	30%	42%	9%
Trendmaker	123	64,652	526	139	67,756	487	(12)%	(5)%	8%
TRI Pointe	174	130,553	750	—	—	—	N/A	N/A	N/A
Winchester	81	52,539	649	83	62,723	756	(2)%	(16)%	(14)%
Total	798	$427,238	$535	628	$309,609	$493	27%	38%	9%

Home sales revenue increased $117.6 million, or 38%, to $427.2 million for the three months ended June 30, 2015 from $309.6 million for the prior year period. The increase was comprised of: (i) $91.0 million related to an increase in average sales price of $42,000 per home to $535,000 for the three months ended June 30, 2015 from $493,000 in the prior year period; and (ii) $26.6 million due to a 27% increase in homes delivered to 798 for the three months ended June 30, 2015 from 628 in the prior year period. The increase in the average sales price and new home deliveries was primarily attributable to the addition of TRI Pointe, which had an average selling price of homes delivered of $750,000 and 174 deliveries with no comparable amounts in the prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2015	%	2014	%
Home sales	$427,238	100.0%	$309,609	100.0%
Cost of home sales	341,742	80.0%	242,709	78.4%
Homebuilding gross margin	85,496	20.0%	66,900	21.6%
Add: interest in cost of home sales	7,640	1.8%	5,340	1.7%
Add: impairments and lot option abandonments	882	0.2%	(22)	0.0%
Adjusted homebuilding gross margin(1)	$94,018	22.0%	$72,218	23.3%
Homebuilding gross margin percentage	20.0%		21.6%
Adjusted homebuilding gross margin percentage(1)	22.0%		23.3%
(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 20.0% for the three months ended June 30, 2015 as compared to 21.6% for the prior year period. The decrease was primarily due to increases in land, labor and material costs outpacing home price appreciation. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.0% for the three months ended June 30, 2015, compared to 23.3% for the prior year period. The decrease in the adjusted homebuilding gross margin was consistent with the change in non-adjusted homebuilding gross margin.

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

Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2015	%	2014	%
Land and lot sales	$67,490	100.0%	$27,512	100.0%
Cost of land and lot sales	11,564	17.1%	24,765	90.0%
Land and lot gross margin	$55,926	82.9%	$2,747	10.0%

Our land and lot gross margin percentage increased to 82.9% for the three months ended June 30, 2015 as compared to 10.0% for the prior year period. The increases in land and lot sales revenue and gross margin percentage were mainly due to the sale of a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The sale was completed in June of 2015 for $53 million in cash.  The transaction included significant gross margins due to the low land basis of the Pacific Highlands Ranch community which was acquired in 1981.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	June 30,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$25,634	$23,798	6.0%	7.7%
General and administrative (G&A)	28,299	18,184	6.6%	5.9%
Total sales and marketing and G&A	$53,933	$41,982	12.6%	13.6%

Sales and marketing expense as a percentage of home sales revenue decreased to 6.0% for the three months ended June 30, 2015 from 7.7% for the three months ended June 30, 2014 mainly due to the addition of TRI Pointe Homes which has a lower sales and marketing expense as a percentage of home sales revenue due to a strong sales absorption pace driving higher deliveries and higher average sales prices for homes delivered during the period.  The 7.6% increase in sales and marketing expense was related primarily to the addition of TRI Pointe Homes for the three month period ended June 30, 2015, representing $5.2 million of sales and marketing expenses, with no comparable amounts in the prior year period.  This amount was offset by decreases in all but one of the existing segments for the three months ending June 30, 2015 compared to the same prior year period.

General and administrative expense increased by $10.1 million to $28.3 million for the three month period ended June 30, 2015 from $18.2 million for the three month period ended June 30, 2014.   General and administrative expenses were 6.6% of home sales revenue for the three months ended June 30, 2015 compared to 5.9% of home sales revenue for the same period in the prior year.  The increase in general and administrative expenses as a percentage of home sales revenue is due primarily to employee related costs with the addition of TRI Pointe Homes and the cost of being a standalone public company with no comparable amounts in the prior year period.

Total sales and marketing and G&A (“SG&A”) expense increased $11.9 million, or 28.3%, to $53.9 million for the three months ended June 30, 2015 from $42.0 million in the prior year period due primarily to the addition of TRI Pointe Homes in the current year, but improved to 12.6% of home sales revenue from 13.6% for the three months ended June 30, 2015 and 2014, respectively.

Restructuring Charges

Restructuring charges decreased to $498,000 for the three months ended June 30, 2015 compared to $520,000 in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014, largely related to retention, severance and related costs in connection with the Merger.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.1 million and $6.6 million for the three months ended June 30, 2015 and 2014, respectively.  The capitalized portion of interest incurred was $15.1 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively.  The increase in interest incurred during the three months ended June 30, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger as well as funding the overall growth of the Company.

Income Tax

For the three months ended June 30, 2015, we recorded a tax provision of $30.2 million based on an effective tax rate of 34.8%.  For the three months ended June 30, 2014, we recorded a tax provision of $5.8 million based on an effective tax rate of 19.3%. The increase in our effective rate was due to a non-recurring tax benefit recorded during the second quarter 2014 related the establishment of a $5.8 million deferred tax asset for our tax over book basis in our shares of WRI stock.  This non-recurring tax benefit reduced our effective rate for the three months ended June 30, 2014 by 19.3%.  Without the non-recurring tax benefit our effective rate for the three months ended June 30, 2014 would have been 38.6%, which is comparable to our effective rate for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay	345	17.4	3.3	225	16.0	2.3	53%	9%	41%
Pardee	663	22.0	5.0	529	19.7	4.5	25%	12%	12%
Quadrant	266	10.4	4.3	204	13.3	2.6	30%	(22)%	67%
Trendmaker	256	26.4	1.6	309	23.1	2.2	(17)%	14%	(28)%
TRI Pointe	701	26.3	4.4	—	—	—	N/A	N/A	N/A
Winchester	201	13.6	2.5	163	21.9	1.2	23%	(38)%	99%
Total	2,432	116.1	3.5	1,430	94.0	2.5	70%	24%	38%

Net new home orders for the six months ended June 30, 2015 increased 70% to 2,432, compared to 1,430 during the prior year period.  Our overall absorption rate for the six months ended June 30, 2015 was 20.9 per average selling community (3.5 monthly), compared to 15.2 per average selling community (2.5 monthly) during the prior year period.  The increase in net new home orders, average selling communities and monthly absorption rate was primarily due to the addition of TRI Pointe, which had 701 orders, 26.3 average selling communities and a monthly absorption rate of 4.4 per average selling community in the six month period ended June 30, 2015 with no comparable amounts in the prior year period.   In addition, the increase in net new home orders was due to an increase in our monthly absorption rate in all of our reporting segments, except for Trendmaker which experienced a decrease as a result of a slowdown in the premium housing market in Houston driven by inclement weather during the period and by the uncertainty around oil prices.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay	176	$66,051	$375	192	$70,275	$366	(8)%	(6)%	3%
Pardee	410	195,889	478	381	186,302	489	8%	5%	(2)%
Quadrant	180	79,025	439	145	56,269	388	24%	40%	13%
Trendmaker	231	120,860	523	269	129,156	480	(14)%	(6)%	9%
TRI Pointe	313	237,411	759	—	—	—	N/A	N/A	N/A
Winchester	156	102,267	656	149	109,509	735	5%	(7)%	(11)%
Total	1,466	$801,503	$547	1,136	$551,511	$485	29%	45%	13%

Home sales revenue increased $250.0 million, or 45%, to $801.5 million for the six months ended June 30, 2015 from $551.5 million for the prior year period. The increase was comprised of: (i) $180.4 million related to an increase in average sales price of $62,000 per home to $547,000 for the six months ended June 30, 2015 from $485,000 in the prior year period; and (ii) $69.6 million due to a 29% increase in homes delivered to 1,466 for the six months ended June 30, 2015 from 1,136 in the prior year period. The increase in the average sales price and new home deliveries was primarily attributable to the addition of TRI Pointe with no comparable amounts in the prior year period. In addition, the average sales price of homes delivered increased at all but two of our reporting segments due to a change in product mix with a shift to a more move-up product in certain markets and price increases in certain markets.  The average sales price at Winchester and Pardee declined for the six months ended June 30, 2015 compared to the same prior year period primarily due to a change in product mix.

Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2015	%	2014	%
Home sales	$801,503	100.0%	$551,511	100.0%
Cost of home sales	641,648	80.1%	433,977	78.7%
Homebuilding gross margin	159,855	19.9%	117,534	21.3%
Add: interest in cost of home sales	14,351	1.8%	8,640	1.6%
Add: impairments and lot option abandonments	1,227	0.2%	407	0.1%
Adjusted homebuilding gross margin(1)	$175,433	21.9%	$126,581	23.0%
Homebuilding gross margin percentage	19.9%		21.3%
Adjusted homebuilding gross margin percentage(1)	21.9%		23.0%
(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.9% for the six months ended June 30, 2015 as compared to 21.3% for the prior year period. The decrease was primarily due to increases in land, labor and material costs outpacing home price appreciation. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 21.9% for the six months ended June 30, 2015, compared to 23.0% for the prior year period. The decrease in the adjusted homebuilding gross margin was consistent with the change in non-adjusted homebuilding gross margin.

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

Land and Lot Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2015	%	2014	%
Land and lot sales	$69,490	100.0%	$30,899	100.0%
Cost of land and lot sales	13,873	20.0%	27,928	90.4%
Land and lot gross margin	$55,617	80.0%	$2,971	9.6%

Our land and lot gross margin percentage increased to 80.0% for the six months ended June 30, 2015 as compared to 9.6% for the prior year period. The increases in land and lot sales revenue and gross margin percentage were mainly due to the sale of a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The sale was completed in June of 2015 for $53 million in cash.  The transaction included significant gross margins due to the low land basis of the Pacific Highlands Ranch community which was acquired in 1981.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended		As a Percentage of
	June 30,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$48,920	$44,703	6.1%	8.1%
General and administrative (G&A)	56,478	36,189	7.0%	6.6%
Total sales and marketing and G&A	$105,398	$80,892	13.2%	14.7%

Sales and marketing expense decreased to 6.1% of home sales revenue for the six months ended June 30, 2015 from 8.1% for the six months ended June 30, 2014 mainly due to the addition of TRI Pointe Homes which has a lower sales and marketing expense as a percentage of home sales revenue due to a strong sales absorption pace driving higher deliveries and higher average sales prices for homes delivered during the period.  The 9.4% increase in sales and marketing expense was related primarily to the addition of TRI Pointe Homes for the six month period ended June 30, 2015, representing $10.0 million of sales and marketing expenses, with no comparable amounts in the prior year period.  This amount was offset by decreases in each of the existing segments for the six months ending June 30, 2015 compared to the same prior year period.

General and administrative expense increased by $20.3 million to $56.5 million for the six month period ended June 30, 2015 from $36.2 million for the six month period ended June 30, 2014.   General and administrative expenses were 7.0% of home sales revenue for the six months ended June 30, 2015 compared to 6.6% of home sales revenue for the same period in the prior year.  The slight increase in general and administrative expenses as a percentage of home sales revenue is due primarily to employee related costs with the addition of TRI Pointe Homes and the cost of being a standalone public company with no comparable amounts in the prior year period.

Total sales and marketing and G&A (“SG&A”) expense increased $24.5 million, or 30.3%, to $105.4 million for the six months ended June 30, 2015 from $80.9 million in the prior year period due primarily to the addition of TRI Pointe Homes in the current year, but improved to 13.2% of home sales revenue from 14.7% for the six months ended June 30, 2015 and 2014, respectively.

Restructuring Charges

Restructuring charges decreased to $720,000 for the six months ended June 30, 2015 compared to $2.2 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014 related to retention, severance and related costs in connection with the Merger.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $30.3 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively.  The capitalized portion of interest incurred was $30.3 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively.  The increase in interest incurred during the six months ended June 30, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger.

Income Tax

For the six months ended June 30, 2015, we recorded a tax provision of $38.1 million based on an effective tax rate of 34.6%.  For the six months ended June 30, 2014, we recorded a tax provision of $10.3 million based on an effective tax rate of 24.5%. The increase in our effective rate was due to a non-recurring tax benefit recorded during the second quarter 2014 related the establishment of a $5.8 million deferred tax asset for our tax over book basis in our shares of WRI stock.  This non-recurring tax benefit reduced our effective rate for the six months ended June 30, 2014 by 13.7%.  Without the non-recurring tax benefit our effective rate for the six months ended June 30, 2014 would have been 38.2% which is comparable to our effective rate for the six months ended June 30, 2015.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 8, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	June 30,		(Decrease)
	2015	2014	Amount	%
Lots Owned
Maracay	1,485	1,289	196	15%
Pardee	17,022	17,633	(611)	(3)%
Quadrant	995	1,025	(30)	(3)%
Trendmaker	837	673	164	24%
TRI Pointe	2,920	—	2,920	N/A
Winchester	2,284	2,066	218	11%
Total	25,543	22,686	2,857	13%
Lots Controlled(1)
Maracay	327	783	(456)	(58)%
Pardee	173	680	(507)	(75)%
Quadrant	421	485	(64)	(13)%
Trendmaker	1,274	1,371	(97)	(7)%
TRI Pointe	735	—	735	N/A
Winchester	448	977	(529)	(54)%
Total	3,378	4,296	(918)	(21)%
Total Lots Owned or Controlled(1)	28,921	26,982	1,939	7%

(1)	As of June 30, 2015 and 2014, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2015 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2015, we had $121.9 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing for at least the next twelve months.

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

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of June 30, 2015, no principal has been paid on the Senior Notes, and there was $22.1 million of capitalized debt financing costs related to the Senior Notes, included in other assets on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

Unsecured Revolving Credit Facility

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) from $425 million to $550 million.  The Credit Facility matures on July 1, 2018, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio.

As of June 30, 2015 the outstanding balance under the Credit Facility was $399.4 million with an interest rate 2.14% per annum and $141.1 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At June 30, 2015 we had outstanding letters of credit of $9.5 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loan

As of June 30, 2015, the Company had $12.4 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  As of June 30, 2015, the seller financed loans will accrue interest at a weighted average rate of 6.97% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.

Covenant Compliance

Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	June 30,	June 30,
Financial Covenants	2015	2015
Consolidated Tangible Net Worth	$1,366,475	$903,350
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	47%	<55%
(Not to exceed 55%)
Interest Coverage Test	4.72	>1.5
(Not less than 1.5:1.0)

As of June 30, 2015 we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Unsecured revolving credit facility	$399,392	$260,000
Seller financed loans	12,390	14,677
Senior Notes	888,267	887,502
Total debt	1,300,049	1,162,179
Stockholders' equity	1,528,771	1,454,180
Total capital	$2,828,820	$2,616,359
Ratio of debt-to-capital(1)	46.0%	44.4%

Total debt	$1,300,049	$1,162,179
Less: Cash and cash equivalents	(121,907)	(170,629)
Net debt	1,178,142	991,550
Stockholders' equity	1,528,771	1,454,180
Total capital	$2,706,913	$2,445,730
Ratio of net debt-to-capital(2)	43.5%	40.5%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)

The ratio of net debt-to-capital is a non-GAAP measure and is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased by $281.7 million to $177.1 million for the six months ended June 30, 2015 from $104.6 million provided from operating activities for the six months ended June 30, 2014. The change was primarily comprised of (i) an increase in real estate inventories of $255.4 million in 2015 compared to an increase of $88.4 million in 2014 and (ii) a decrease in deferred income taxes of $9.5 million in 2015 compared to $120.8 million in 2014.  Other offsetting activity included changes in accounts payable and accrued expenses, receivables and net income.

•

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2015 compared to $4.0 million of cash used for the same prior year period. Cash used by investing activities for the six months ended June 30, 2015 was primarily related to investments in unconsolidated entities, while the same prior year period was primarily due to purchases of property and equipment.

•

Net cash provided by financing activities decreased to $130.2 million for the six months ending June 30, 2015 from $843.8 million for the same period in the prior year. The change was primarily a result of the Senior Notes issued in the second quarter of 2014.

As of June 30, 2015, our cash and cash equivalents balance was $121.9 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of June 30, 2015, we had $44.3 million of cash deposits, the majority of which are non-refundable, pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $392.3 million (net of deposits).

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

As of June 30, 2015, we had $141.1 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

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

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of June 30, 2015 and includes information on current projects under development where we are building and selling homes.

Maracay

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	85	17	5	12	$239 - $304
Verrado Palisades	2015	63	7	56	7	7	$305 - $378
Verrado Victory	2015	98	2	96	15	2	$368 - $375
City of Chandler:
Artesian Ranch	2013	90	42	48	19	12	$331 - $387
Vaquero Ranch	2013	74	45	29	19	7	$298 - $373
Maracay at Layton Lakes	2015	47	—	47	11	—	$469 - $509
Sendera Place	2015	22	2	20	10	2	$260 - $307
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	34	33	18	13	$278 - $336
Trestle Place at Bridges of Gilbert	2014	73	44	29	13	16	$334 - $413
Artisan at Morrison Ranch	2016	105	—	105	—	—	$278 - $338
Marquis at Morrison Ranch	2016	66	—	66	—	—	$355 - $424
City of Goodyear:
Calderra at Palm Valley	2013	81	64	17	14	8	$275 - $352
Los Vientos at Palm Valley	2013	57	57	—	—	5	Closed
City of Mesa:
Kinetic Point at Eastmark	2013	80	43	37	16	14	$260 - $340
Lumiere Garden at Eastmark	2013	85	43	42	16	8	$313 - $383
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	66	96	21	16	$211 - $253
Maracay at Northlands	2014	36	18	18	16	10	$314 - $395
Meadows - 5500's	2016	81	—	81	—	—	$355 - $437
Meadows - 6500's	2016	56	—	56	—	—	$417 - $486
Meadows - Oversized	2016	37	—	37	—	—	$417 - $486
Town of Queen Creek:
Montelena	2012	59	57	2	1	5	$375 - $447
The Preserve at Hastings Farms	2014	89	24	65	19	9	$280 - $364
Villagio	2013	135	72	63	21	12	$279 - $337
Phoenix, Arizona Total		1,765	705	1,060	241	158
Tucson, Arizona
Marana:
Tortolita Vistas	2014	37	14	23	10	5	$449 - $506
Oro Valley:
The Pinnacle - Center Pointe Vistoso	2016	70	—	70	—	—	$395 - $439
Summit (South) - Center Pointe Vistoso	2016	87	—	87	—	—	$349 - $382
The Cove - Center Pointe Vistoso	2016	83	—	83	—	—	$295 - $359
Desert Crest - Center Pointe Vistoso	2016	103	—	103	—	—	$232 - $285
Tucson:
Deseo at Sabino Canyon	2014	39	27	12	5	5	$419 - $505
Rancho del Cobre	2014	68	21	47	18	8	$399 - $470
Tucson, Arizona Total		487	62	425	33	18
Maracay Total		2,252	767	1,485	274	176

Pardee

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	49	68	31	11	$1,800 - $2,300
Sorrento Heights Prestige Collection	2014	20	20	—	—	2	$890 - $950
Watermark	2013	160	90	70	42	27	$1,155 - $1,300
Canterra	2015	89	—	89	7	—	$720 - $740
Casabella	2015	122	—	122	13	—	$825 - $855
Verana	2015	78	—	78	21	—	$975 - $1,040
Pacific Highlands Ranch Future	TBD	963	—	963	—	—	TBD
Olive Hill Estate	2015	37	—	37	—	—	$638 - $750
Castlerock	TBD	415	—	415	—	—	$473 - $708
Meadowood	TBD	844	—	844	—	—	$290 - $590
Sea View Terrace	2015	40	24	16	15	23	$308 - $340
Parkview Condos	2016	73	—	73	—	—	$345 - $370
Ocean View HillsFuture	TBD	1,020	—	1,020	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Alta Del Mar Custom Lots	2013	29	26	3	—	—	$895 - $1,950
Los Angeles County:
LivingSmart at Fair Oaks Ranch	2011	124	124	—	—	1	$483 - $509
Golden Valley	TBD	498	—	498	—	—	$499 - $807
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Ventura County:
LivingSmart at Moorpark Highlands, Moorpark	2013	133	117	16	12	33	$587 - $616
Riverside County:
Hillside	2012	182	182	—	—	2	$284 - $301
Meadow Ridge	2013	142	79	63	21	23	$340 - $440
Amberleaf	2014	131	45	86	29	24	$295 - $338
Meadow Glen	2014	140	63	77	21	21	$321 - $380
Summerfield	2015	85	5	80	37	5	$283 - $304
Canyon Hills Future	TBD	581	—	581	—	—	TBD
Christensen	2016	74	—	74	—	—	$338 - $437
LivingSmart Tournament Hills	2010	235	235	—	—	2	$261 - $334
Lakeside	2012	167	167	—	—	19	$260 - $282
Tournament Hills Future	TBD	268	—	268	—	—	TBD
LivingSmart Sundance	2013	152	136	16	6	26	$280 - $332
LivingSmart Estrella	2013	127	127	—	—	6	$214 - $237
Woodmont	2014	84	36	48	23	25	$307 - $371
Cielo	2015	92	21	71	43	21	$220 - $242
Northstar	2015	80	—	80	10	—	$270 - $310
Skycrest	2015	82	—	82	19	—	$311 - $350
Sundance Future	TBD	1,689	—	1,689	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	TBD
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		16,916	1,546	15,370	350	271
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	179	136	43	17	13	$255 - $306
LivingSmart at Eldorado Heights	2013	133	101	32	16	15	$302 - $392
LivingSmart Sandstone	2013	145	60	85	11	17	$216 - $246
Ridgeview	2015	4	—	4	—	—	$227 - $283
North Peak	2015	150	—	150	2	—	$284 - $337
Castle Rock	2015	150	—	150	1	—	$354 - $420
Eldorado Future	TBD	145	—	145	—	—	TBD
Horizon Terrace	2014	165	40	125	9	12	$400 - $455
Solano	2014	132	29	103	15	24	$289 - $312
Alterra	2014	106	15	91	5	15	$438 - $505
Bella Verdi	2015	106	—	106	9	—	$375 - $420
Milennial	TBD	2	—	2	—	—	TBD
Escala	2016	78	—	78	—	—	$545 - $591
POD 5-1 Future	TBD	215	—	215	—	—	TBD
Durango Ranch	2012	153	125	28	14	16	$460 - $536
Durango Trail	2014	77	52	25	15	11	$373 - $399
Meridian	2016	78	—	48	—	—	$455 - $530
LivingSmart at Providence	2012	106	106	—	—	1	$260 - $323
Encanto	2015	129	—	129	—	—	$406 - $468
Summerglen	2014	140	47	93	7	15	$292 - $298
Nevada Total		2,393	711	1,652	121	139
Pardee Total		19,309	2,257	17,022	471	410

Quadrant

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	376	47	27	16	$229 - $322
Skagit Clearwater Court, Mt Vernon	2016	11	—	11	—	—	$287 - $307
Skagit Surplus Pod E, Mt Vernon	TBD	4		4	—	—	TBD
Snohomish County:
Kings Corner 1&2, Mill Creek	2014	116	64	52	29	20	$441 - $503
Filbert Glen, Bothell	2015	16	4	12	10	4	$650
King's Corner 3, Mill Creek	2016	29	—	29	—	—	$306 - $370
Evergreen Heights, Monroe	2016	71	—	71	—	—	$360 - $407
King County:
Woodland, Woodinville	2014	23	21	2	2	12	$571 - $576
Garrison Glen, Kent	2014	30	16	14	11	11	$430
Sonata Hill, Auburn	2014	71	17	54	19	10	$346 - $394
The Gardens at Eastlake, Sammamish	2015	8	—	8	—	—	$810 - $900
Heathers Ridge, Kirkland	2015	41	—	41	17	—	$800 - $920
Hedgewood, Redmond	2015	11	—	11	2	—	$800 - $980
Grasslawn Estates, Redmond	2015	4	—	4	—	—	$930 - $985
Vintner's Place, Kirkland	2016	35	—	35	—	—	$610 - $780
Hedgewood East, Redmond	2016	15	—	15	—	—	$730 - $810
Trailside, Redmond	2016	9	—	9	—	—	$686 - $735
Copperwood, Renton	2016	46	—	46	—	—	$520 - $626
Parkwood Terrace, Woodinville	2016	15	—	6	—	—	$629 - $694
Inglewood Landing, Sammamish	2017	21	—	17	—	—	$880 - $962
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$590 - $890
Cedar Landing, North Bend	2017	111	—	13	—	—	$500 - $650
Palm Creek, Bothell	2017	41	—	36	—	—	$845 - $905
42nd Avenue Townhomes, Seattle	TBD	40	—	40	—	—	TBD
Pearl & Delores, Seattle	TBD	12	—	12	—	—	TBD
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	24	16	11	13	$376 - $444
Harbor Hill S-8, Gig Harbor	2015	33	—	33	6	—	$376 - $444
Chambers Ridge, Tacoma	2014	24	9	15	7	8	$480 - $525
Tehaleh, Bonney Lake	2013	85	73	12	7	18	$345 - $356
The Enclave at Harbor Hill, Gig Harbor	2015	33	—	33	1	—	$540 - $590
Thurston County:
Campus Fairways, Lacey	2015	79	3	36	8	3	$365 - $425
Kitsap County:			—
McCormick Meadows, Poulsbo	2012	167	93	74	20	18	$276 - $353
Vinland Pointe, Poulsbo	2013	90	56	34	22	21	$334 - $357
Mountain Aire, Poulsbo	2016	145	—	145	—	—	$310 - $373
Closed Communities	N/A	—	—	—	—	26	N/A
Washington Total		1,907	756	995	199	180
Quadrant Total		1,907	756	995	199	180

Trendmaker

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	20	8	12	3	8	$452 - $506
Southern Trails, Pearland	2014	36	23	13	8	11	$490 - $609
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	54	44	10	4	12	$379 - $447
Cross Creek Ranch 65', Fulshear	2013	45	26	19	4	7	$432 - $488
Cross Creek Ranch 70', Fulshear	2013	73	37	36	4	3	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	90	57	33	6	7	$541 - $662
Cross Creek Ranch 90', Fulshear	2013	34	22	12	1	7	$627 - $755
Villas at Cross Creek Ranch, Fulshear	2013	106	83	23	10	16	$454 - $555
Cinco Ranch, Katy	2012	100	81	19	5	12	$349 - $420
Harvest Green 75', Richmond	2015	1	—	1	—	—	$450 - $475
Sienna Plantation 80', Missouri City	2013	57	41	16	6	13	$542 - $650
Sienna Plantation 85', Missouri City	2015	1	—	1	—	—	$600
Lakes of Bella Terra, Richmond	2013	108	73	35	5	11	$465 - $569
Villas at Aliana, Richmond	2013	71	44	27	8	7	$437 - $503
Riverstone 55', Sugar Land	2013	80	51	29	6	4	$397 - $460
Riverstone 80', Sugar Land	2013	49	38	11	11	11	$559 - $710
Riverstone 100', Sugar Land	2015	5	—	5	—	—	$990 - $1,051
Riverstone Avanti at Avalon, Sugar Land	2015	—	—	—	1	—	$1,203 - $1,232
The Townhomes at Imperial Sugar, Sugar Land	2015	27	5	22	4	5	$384 - $530
Galveston County:
Harborwalk, Hitchcock	2014	13	4	9	4	2	$587 - $645
Harris County:
Fairfield, Cypress	2010	70	43	27	8	11	$474 - $573
Lakes of Fairhaven, Cypress	2008	263	235	28	20	16	$410 - $668
Towne Lake Living Views, Cypress	2013	52	21	31	5	7	$445 - $540
Calumet Townhomes, Houston	2015	4	1	3	2	1	$637
The Groves, Humble	2015	17	1	16	10	1	$454 - $505
Clear Lake, Houston	2015	185	—	185	24	—	$447 - $664
Montgomery County:
Barton Woods, Conroe	2013	75	43	32	5	8	$401 - $601
Villas at Oakhurst, Porter	2013	54	41	13	6	10	$375 - $458
Woodtrace, Woodtrace	2015	25	5	20	3	4	$485 - $536
Bender's Landing Estates, Spring	2014	105	18	87	1	16	$478 - $629
Creekside Park, The Woodlands	2015	6	—	6	—	—
Waller County:
Cane Island, Katy	2015	8	—	8	2	—	$560 - $647
Other:
Avanti Custom Homes	2007	123	99	24	29	11	$416 - $643
Texas Casual Cottages - Round Top	2010	85	68	17	27	7	$203 - $443
Texas Casual Cottages - Hill Country	2012	46	39	7	11	3	$217 - $498
Texas Total		2,088	1,251	837	243	231
Trendmaker Total		2,088	1,251	837	243	231

TRI Pointe

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Southern California
Orange County:
Rancho Mission Viejo	2013	105	94	11	11	13	$669 - $715
Truewind, Huntington Beach	2014	49	21	28	22	12	$1,065 - $1,180
Arcadia, Irvine	2013	61	46	—	—	1	$1,189 - $1,420
Arcadia II, Irvine	2014	66	22	21	27	11	$1,189 - $1,271
Fairwind, Huntington Beach	2015	80	—	80	55	—	$822 - $1,012
Cariz, Irvine	2014	112	32	80	62	13	$507 - $617
Messina, Irvine	2014	59	25	11	9	17	$1,515 - $1,630
Aria-Rancho Mission Viejo	2016	87	—	87	—	—	$630 - $667
Auberine-Rancho Mission Viejo	2016	66	—	66	—	—	$1,005 - $1,115
San Diego County:
Altana, San Diego	2013	45	45	—	—	1	$630 - $728
Riverside County:
Topazridge, Riverside	2012	68	63	5	—	—	$464 - $530
Topazridge II, Riverside	2014	49	29	20	9	6	$459 - $515
Alegre, Temecula	2014	96	43	53	30	24	$287 - $323
Aldea, Temecula	2014	90	41	49	22	18	$262 - $298
Kite Ridge, Riverside	2014	87	7	80	3	7	$435 - $460
Sycamore Creek PA 7, Riverside	2015	87	—	87	—	—	$369 - $400
Terrassa Cluster, Corona	2015	94	—	94	—	—	$425 - $475
Terrassa, Corona	2015	52	—	52	—	—	$485 - $535
Los Angeles County:
Avenswood, Azusa	2013	66	66	—	—	12	$673 - $738
Woodson, Playa Vista	2014	66	62	4	4	22	$1,260 - $1,370
Grayson, Santa Clarita	2015	119	—	119	—	—	$517 - $550
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	—	152	6	—	$355 - $390
Kensington at Park Place, Ontario	2015	67	3	64	2	3	$521 - $544
St. James at Park Place, Ontario	2015	57	6	51	7	6	$448 - $479
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$331 - $504
Southern California Total		1,996	605	1,330	269	166
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	32	57	27	15	$506 -$553
Hawthorne at Barrington, Brentwood	2014	105	29	76	26	10	$549 - $605
Marquette at Barrington, Brentwood	2015	90	—	90	14	—	$480 - $700
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$498 - $525
Penrose at Barrington, Brentwood	2016	34	—	34	—	—	$498 - $515
Santa Clara County:
Avellino, Mountain View	2013	63	59	4	4	4	$1,205 - $1,498
Cobblestone, Milpitas	2015	32	—	32	17	—	$960 - $1,163
San Mateo County:
Canterbury, San Mateo	2014	76	53	23	23	27	$940 - $1,230
Solano County:
Redstone, Vacaville	2015	141	3	138	18	3	$455 - $527
San Joaquin County:
Ventana, Tracy	2015	93	6	87	10	6	$438 - $540
Sundance, Mountain House	2015	113	—	113	8	—	$550 - $615
Alameda County:
Cadence, Alameda Landing	2015	91	5	62	27	5	$1,057 - $1,234
Linear, Alameda Landing	2015	106	—	73	47	—	$685 - $915
Symmetry, Alameda Landing	2016	56	—	56	—	—	$775 - $875
Commercial, Alameda Landing		2	—	1	—	—	$620
Parasol, Fremont	2016	39	—	39	—	—	$605 - $815
Blackstone at the Cannery, Hayward	2016	105	—	105	—	—	$515 - $585
Blackstone at the Cannery, Hayward	2016	52	—	52	—	—	$620 - $670
Northern California Total		1,379	187	1,134	221	70
California Total		3,375	792	2,464	490	236
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	82	67	26	26	$326 - $379
Terrain 3500 Series, Castle Rock	2015	67	11	56	28	11	$307 - $330
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	22	29	25	17	$385 - $441
Leyden Rock 5000 Series, Arvada	2015	67	7	60	30	7	$444 - $499
Candelas, Arvada	2015	76	3	73	5	3	$560 - $620
Denver County:
Platt Park North, Denver	2014	29	13	16	16	9	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	4	40	11	4	$390 - $422
Arapahoe County:
Whispering Pines, Aurora	2015	115	—	115	—	—	$518 - $588
Colorado Total		704	142	456	141	77
TRI Pointe Total		4,079	934	2,920	631	313

Winchester

			Cumulative			Homes Delivered
			Homes	Lots		for the Six
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	June 30,	June 30,	June 30,	June 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Maryland
Anne Arundel County:
Hawthornes Grant, Arnold	2014	15	15	—	—	3	Sold Out
Hawthornes Grant Lots For Sale	N/A	—	—	26	—	—	N/A
Watson's Glen, Millersville	2015	103	—	103	1	—	Closed
Frederick County:
Landsdale, Monrovia
Landsdale Village SFD	2015	222	—	222	13	—	$495 - $635
Landsdale Everson Townhomes	2015	100	—	100	—	—	$350 - $375
Landsdale TND Neo Everson SFD	2015	77	—	77	—	—	$465 - $595
Howard County:
Walnut Creek, Ellicott City	2014	16	12	4	7	3	$990 - $1,293
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	32	327	14	16	$480 - $719
Cabin Branch Boulevard Townhomes	2016	61	—	61	—	—	TBD
Cabin Branch Everson Townhomes	2014	567	36	531	10	15	$375 - $390
Preserve at Stoney Spring-Lots for Sale	N/A	—	—	6	—	—	N/A
Preserve at Rock Creek, Rockville	2012	68	46	22	15	—	$685 - $964
Poplar Run, Silver Spring
Poplar Run Everson Townhomes	2013	136	71	65	10	2	$390 - $435
Poplar Run SFD	2010	297	188	109	15	23	$562 - $717
Poplar Run Lots for Sale	N/A	—	—	97	—	—	N/A
Potomac Highlands, Potomac	2016	23	—	23	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	89	—	89	—	—	TBD
Maryland Total		2,133	400	1,862	85	62
Virginia
Chesterfield County:
Founders Bridge, Midlothian	2014	3	2	1	1	2	Sold Out
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	20	8	3	3	$1,380 - $1,555
Stuart Mill & Timber Lake, Oakton	2014	19	3	16	2	1	$1,363 - $1,675
Henrico County:
Stable Hill, Glen Allen	2013	49	45	4	3	9	$517 - $620
Prince William County:
Villages of Piedmont, Haymarket	2015	168	3	165	5	3	$370 - $422
Loudoun County:
Brambleton, Ashburn
English Manor Townhomes	2014	28	14	14	7	7	$492 - $532
Glenmere at Brambleton SFD	2014	63	34	29	28	12	$590 - $723
Glenmere at Brambleton Townhomes	2014	73	50	23	9	22	$458 - $462
West Park at Brambleton	2013	45	44	1	1	9	$720 - $811
One Loudoun, Ashburn	2012	111	96	15	10	14	$675 - $710
Vistas at Lansdowne, Lansdowne	2015	120	3	117	13	3	$569 - $618
Willowsford Grant, Leesburg	2013	36	31	5	4	4	$925 - $930
Willowsford Greens, Aldie	2014	38	14	24	9	5	$750 - $840
Virginia Total		781	359	422	95	94
Winchester Total		2,914	759	2,284	180	156
Combined Company Total		32,549	6,724	25,543	1,998	1,466

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of June 30, 2015 include owned lots in backlog as of June 30, 2015.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2015, 1,382 homes are under construction, 233 homes have completed construction, and 383 homes have not started construction.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statement contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2014 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimate, judgements and assumptions. We believe that the estimates, judgements and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgements and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material difference between these estimates, judgements and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgement in its application. There are areas in which our judgement in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited condensed consolidated financial statements that contain additional information regarding our accounting policies and other disclosures.

Recently Issued Accounting Standards

See Note 1 to the accompanying condensed notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 18 to the accompanying condensed notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt.  In addition, our operations are interest rate sensitive as higher mortgage interest rates could negatively affect housing demand.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three or six months ended June 30, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

Risks Related to Our Business

Laws and regulations governing the residential mortgage and title insurance industries could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

We recently established a joint venture to provide mortgage related services to homebuyers and a wholly owned title agency.  The residential mortgage lending and title insurance industries are each heavily regulated.  Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs.  A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief.  In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations.  Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.  Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

Deliveries of homes may be delayed as a result of lender compliance with a new rule governing the content and timing of mortgage loan disclosures to borrowers.

The Consumer Financial Protection Bureau (CFPB) has adopted a new rule governing the content and timing of mortgage loan disclosures to borrowers.  This new rule, commonly known as TILA-RESPA Integrated Disclosures or TRID, is currently expected to take effect on October 1, 2015.  Lender compliance with TRID could result in delays in loan closings and the delivery of homes.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1

Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (filed Mar. 28, 2014))

2.2

Agreement and Plan of Merger to Form Holding Company, dated as of July 7, 2015, by and among TRI Pointe Homes, Inc., TRI Pointe Group, Inc. and TPG Merger, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed Dec. July 7,, 2015))

4.2

Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.3

First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4

Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.5

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.6

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.7

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.8

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.9

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.10

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4. 11

Second Amendment to Investor Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

4. 12

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed July 7, 2015))

4. 13

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed July 7, 2015))

4.14

Amended and Restated Credit Agreement, dated as of July 7, 2015, among TRI Point Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed July 7, 2015))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101

The following materials from TRI Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: August 10, 2015