Form 10-Q
period 2015-09-30
TRI Pointe Group, Inc.
filed 2015-11-06
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant’s shares of common stock outstanding at November 1, 2015: 161,813,750

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

In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 and TRI Pointe Homes' 5.875% Senior Notes due 2024; and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ existing unsecured revolving credit facility.

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

TRI POINTE GROUP, INC.

FORM 10-Q

INDEX

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$96,993	$170,629
Receivables	32,921	20,118
Real estate inventories	2,576,402	2,280,183
Investments in unconsolidated entities	17,340	16,805
Goodwill and other intangible assets, net	162,162	162,563
Deferred tax assets	141,479	157,821
Other assets	84,516	105,405
Total assets	$3,111,813	$2,913,524
Liabilities
Accounts payable	$67,747	$68,860
Accrued expenses and other liabilities	210,707	210,009
Unsecured revolving credit facility	349,392	260,000
Seller financed loans	7,572	14,677
Senior notes	888,657	887,502
Total liabilities	1,524,075	1,441,048

Commitments and contingencies (Note 15)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,813,750 and 161,355,490 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,618	1,614
Additional paid-in capital	907,762	906,159
Retained earnings	666,796	546,407
Total stockholders’ equity	1,576,176	1,454,180
Noncontrolling interests	11,562	18,296
Total equity	1,587,738	1,472,476
Total liabilities and equity	$3,111,813	$2,913,524

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Home sales	$642,352	$471,801	$1,443,855	$1,023,312
Land and lot sales	4,876	5,550	74,366	36,449
Other operations	913	569	2,695	8,854
Total revenues	648,141	477,920	1,520,916	1,068,615
Expenses:
Cost of home sales	507,543	385,400	1,149,191	819,377
Cost of land and lot sales	3,451	2,317	17,324	30,245
Other operations	570	556	1,724	2,755
Sales and marketing	30,038	28,393	78,958	73,096
General and administrative	26,783	20,951	83,261	57,140
Restructuring charges	2,010	7,024	2,730	9,202
Total expenses	570,395	444,641	1,333,188	991,815
Income from operations	77,746	33,279	187,728	76,800
Equity in loss of unconsolidated entities	(3)	(82)	(84)	(219)
Transaction expenses	—	(16,710)	—	(17,216)
Other income (loss), net	47	499	272	(242)
Income before taxes	77,790	16,986	187,916	59,123
Provision for income taxes	(28,021)	(6,021)	(66,088)	(16,352)
Net income	49,769	10,965	121,828	42,771
Net (income) loss attributable to noncontrolling interests	393	—	(1,439)	—
Net income available to common stockholders	$50,162	$10,965	$120,389	$42,771
Earnings per share
Basic	$0.31	$0.07	$0.74	$0.31
Diluted	$0.31	$0.07	$0.74	$0.31
Weighted average shares outstanding
Basic	161,772,893	158,931,450	161,651,177	139,550,891
Diluted	162,366,744	159,158,706	162,299,282	140,213,655

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Shares (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2013	129,700,000	$1,297	$333,589	$462,210	$797,096	$28,421	$825,517
Net income	—	—	—	84,197	84,197	—	84,197
Capital contribution by Weyerhaeuser, net	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued under share-based awards	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	1,614	906,159	546,407	1,454,180	18,296	1,472,476
Net income	—	—	—	120,389	120,389	1,439	121,828
Adjustment to capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	392	—	392	—	392
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	8,536	—	8,536	—	8,536
Distributions to noncontrolling interests, net	—	—	—	—	—	(4,917)	(4,917)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(3,256)	(3,256)
Balance at September 30, 2015	161,813,750	$1,618	$907,762	$666,796	$1,576,176	$11,562	$1,587,738

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$121,828	$42,771
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,416	10,578
Equity in loss of unconsolidated entities, net	84	219
Deferred income taxes, net	16,342	21,937
Amortization of stock-based compensation	8,536	7,518
Charges for impairments and lot option abandonments	1,903	1,124
Bridge commitment fee	—	10,322
Changes in assets and liabilities:
Real estate inventories	(305,889)	(249,890)
Receivables	(12,803)	34,107
Other assets	25,490	(6,484)
Accounts payable	(1,113)	(822)
Accrued expenses and other liabilities	195	(11,874)
Other operating cash flows	—	65
Net cash used in operating activities	(140,011)	(140,429)
Cash flows from investing activities:
Purchases of property and equipment	(1,059)	(6,068)
Cash acquired in the Merger	—	53,800
Proceeds from sale of property and equipment	—	22
Investments in unconsolidated entities	(1,458)	(573)
Distributions from unconsolidated entities	319	—
Net cash (used in) provided by investing activities	(2,198)	47,181
Cash flows from financing activities:
Borrowings from debt	140,000	50,000
Repayment of debt	(57,713)	—
Debt issuance costs	(2,688)	(23,003)
Proceeds from issuance of senior notes	—	886,698
Bridge commitment fee	—	(10,322)
Repayment of debt payable to Weyerhaeuser	—	(623,589)
Decrease in book overdrafts	—	(22,492)
Distributions to Weyerhaeuser	—	(8,860)
Net (repayments) proceeds of debt held by variable interest entities	(5,927)	5,120
Contributions from noncontrolling interests	4,281	—
Distributions to noncontrolling interests	(9,198)	(18,703)
Proceeds from issuance of common stock under share-based awards	1,616	—
Excess tax benefits of share-based awards	392	1,572
Minimum tax withholding paid on behalf of employees for share-based awards	(2,190)	—
Net cash provided by financing activities	68,573	236,421
Net (decrease) increase in cash and cash equivalents	(73,636)	143,173
Cash and cash equivalents - beginning of period	170,629	4,510
Cash and cash equivalents - end of period	$96,993	$147,683

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

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

Reorganization

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of September 30, 2015 and December 31, 2014 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  Subsequent events have been evaluated through the date the financial statements were issued.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three or nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year and it is now effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.  Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and the interim periods within those years, beginning after December 15, 2016.  We are currently evaluating the approach for implementation and the potential impact of adopting this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30), and as amended in August 2015 by Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which changes the presentation of debt issuance costs related to a recognized debt liability in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The FASB will permit debt issuance costs related to line-of-credit agreements to be deferred and presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Amortization of the costs is reported as interest expense.  ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company plans to early adopt this guidance at the beginning of the fourth quarter of 2015.  Had the Company early adopted ASU 2015-03, the impact for the period ended September 30, 2015 on our consolidated balance sheet would have been a balance sheet reclassification of deferred loan costs currently included in Other Assets resulting in a decrease to Other Assets of $23.6 million, a decrease to Senior Notes of $21.2 million and a decrease to unsecured revolving credit facility of $2.4 million. The impact for the period ended December 31, 2014, would have been a decrease to Other Assets of $23.7 million and a decrease to Senior Notes of $23.7 million.

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

Assumption of Senior Notes

On the Closing Date, TRI Pointe Homes assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 4.375% Senior Notes due 2019 (the “2019 Notes”) and $450 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the “2024 Notes” and together with the 2019 Notes, the “Senior Notes”). Additionally, WRECO and certain of its subsidiaries (collectively, the “Guarantors”) entered into supplemental indentures pursuant to which they guaranteed TRI Pointe’s obligations with respect to the Senior Notes. The Guarantors also entered into a joinder agreement to the Purchase Agreement, dated as of June 4, 2014, among WRECO, TRI Pointe, and the initial purchasers of the Senior Notes (collectively, the “Initial Purchasers”), pursuant to which the Guarantors became parties to the Purchase Agreement. Additionally, TRI Pointe and the Guarantors entered into joinder agreements to the Registration Rights Agreements, dated as of June 13, 2014, among WRECO and the Initial Purchasers with respect to the Senior Notes, pursuant to which TRI Pointe and the Guarantors were joined as parties to the Registration Rights Agreements. In connection with the Reorganization, TRI Pointe Group became a co-issuer with TRI Pointe Homes of the Senior Notes.

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

Supplemental Pro Forma Information (Unaudited)

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total revenues	$479,879	$1,230,722
Net income	$21,934	$66,902
Earnings per share – basic	$0.14	$0.41
Earnings per share – diluted	$0.14	$0.41

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

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee-related costs	$1,433	$6,817	$1,568	$8,124
Lease termination costs	577	207	1,162	1,078
Total	$2,010	$7,024	$2,730	$9,202

Employee-related costs incurred during the three months ended September 30, 2014 included employee retention and severance-related expenses of $5.5 million and stock-based compensation expense of $1.3 million for employees terminated during the period.  Employee-related costs incurred during the nine months ended September 30, 2014 included employee retention and severance-related expenses of $6.8 million and stock-based compensation expense of $1.3 million for employees terminated during the period.  Lease termination costs for the three and nine months ended September 30, 2015, and 2014, respectively, relate to contract terminations as a result of general cost reduction initiatives.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Accrued employee-related costs, beginning of period	$109	$—	$3,844	$4,336
Current year charges	1,433	5,550	1,568	6,857
Adjustments to pre-existing reserves	(83)	—	(83)	—
Payments	(1,004)	(1,576)	(4,874)	(7,219)
Accrued employee-related costs, end of period	$455	$3,974	$455	$3,974

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Accrued lease termination costs, beginning of period	$644	$2,454	$1,394	$3,506
Current year charges	577	207	1,162	1,078
Payments	(705)	(902)	(2,040)	(2,825)
Accrued lease termination costs, end of period	$516	$1,759	$516	$1,759

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

Our operations consist of six homebuilding companies that acquire and develop land and construct and sell single-family homes.  In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.  Based on our aggregation analysis, we have not exercised any aggregation of our operating segments, which are represented by the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.

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

Total revenues and income before taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues
Maracay Homes	$50,505	$37,301	$116,556	$107,576
Pardee Homes	172,957	134,409	424,680	352,118
Quadrant Homes	48,173	32,919	132,698	96,958
Trendmaker Homes	81,044	69,711	203,235	198,867
TRI Pointe Homes	224,544	123,445	462,136	123,445
Winchester Homes	70,918	80,135	181,611	189,651
Total	$648,141	$477,920	$1,520,916	$1,068,615

Income (loss) before taxes
Maracay Homes	$3,750	$2,212	$5,858	$8,222
Pardee Homes	39,749	21,787	121,041	47,580
Quadrant Homes	3,982	649	6,329	6,889
Trendmaker Homes	7,496	7,327	17,896	21,529
TRI Pointe Homes	29,556	8,685	55,251	8,685
Winchester Homes	1,726	6,941	8,064	17,978
Corporate	(8,469)	(30,615)	(26,523)	(51,760)
Total	$77,790	$16,986	$187,916	$59,123

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Real estate inventories
Maracay Homes	$205,432	$153,577
Pardee Homes	1,013,792	924,362
Quadrant Homes	193,374	153,493
Trendmaker Homes	191,803	176,696
TRI Pointe Homes	678,564	613,666
Winchester Homes	293,437	258,389
Total	$2,576,402	$2,280,183

Total assets
Maracay Homes	$221,190	$170,932
Pardee Homes	1,080,599	1,000,489
Quadrant Homes	206,986	167,796
Trendmaker Homes	219,869	195,829
TRI Pointe Homes	847,013	781,301
Winchester Homes	312,932	281,547
Corporate	223,224	315,630
Total	$3,111,813	$2,913,524

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$50,162	$10,965	$120,389	$42,771
Denominator:
Basic weighted-average shares outstanding	161,772,893	158,931,450	161,651,177	139,550,891
Effect of dilutive shares:
Stock options and unvested restricted stock units	593,851	227,256	648,105	662,764
Diluted weighted-average shares outstanding	162,366,744	159,158,706	162,299,282	140,213,655
Earnings per share
Basic	$0.31	$0.07	$0.74	$0.31
Diluted	$0.31	$0.07	$0.74	$0.31
Antidilutive unvested restricted stock units and stock options not included in diluted earnings per share	2,260,532	3,634,614	2,462,268	—

6.	Receivables

Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Escrow proceeds and other accounts receivable, net	$22,128	$9,771
Warranty insurance receivable (Note 15)	10,493	10,047
Notes and contracts receivable	300	300
Total receivables	$32,921	$20,118

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Real estate inventories owned:
Homes completed or under construction	$749,852	$461,712
Land under development	1,380,298	1,391,303
Land held for future development	257,610	245,673
Model homes	127,815	103,270
Total real estate inventories owned	2,515,575	2,201,958
Real estate inventories not owned:
Land purchase and land option deposits	42,329	44,155
Consolidated inventory held by VIEs	18,498	34,070
Total real estate inventories not owned	60,827	78,225
Total real estate inventories	$2,576,402	$2,280,183

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

During the second quarter ended June 30, 2015 the Company sold a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The land sold under this sale was classified as land under development and represented $53.0 million of land and lot sales revenue in the consolidated statement of operations for the nine months ended September 30, 2015.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest incurred	$15,454	$15,129	$45,779	$25,718
Interest capitalized	(15,454)	(14,839)	(45,779)	(22,987)
Interest expensed	$—	$290	$—	$2,731
Capitalized interest in beginning inventory	$140,106	$113,765	$124,461	$138,233
Interest capitalized as a cost of inventory	15,454	14,839	45,779	22,987
Interest previously capitalized as a cost of inventory, included in cost of sales	(13,339)	(7,835)	(28,019)	(40,451)
Capitalized interest in ending inventory	$142,221	$120,769	$142,221	$120,769

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.  Interest that is expensed as incurred is included in other income (expense).

Real estate inventory impairments and land and lot option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate inventory impairments	$29	$248	$1,073	$300
Land and lot option abandonments and pre-acquisition costs	336	304	830	824
Total	$365	$552	$1,903	$1,124

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges above.  Charges for inventory impairments are expensed to cost of sales.

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

As of September 30, 2015, we held equity investments in six active real estate partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Limited liability company interests	$14,079	$13,710
General partnership interests	3,261	3,095
Total	$17,340	$16,805

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

Assets and liabilities of unconsolidated entities (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Cash	$19,282	$17,154
Receivables	12,916	9,550
Real estate inventories	91,712	95,500
Other assets	882	620
Total assets	$124,792	$122,824
Liabilities and equity
Accounts payable and other liabilities	$14,293	$10,914
Company’s equity	17,340	16,805
Outside interests’ equity	93,159	95,105
Total liabilities and equity	$124,792	$122,824

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,217	$184	$2,670	$591
Other operating expense	(1,479)	(1,215)	(4,020)	(3,372)
Other income	(263)	2	(256)	16
Net loss	$(525)	$(1,029)	$(1,606)	$(2,765)
Company’s equity in loss of unconsolidated entities	$(3)	$(82)	$(84)	$(219)

9.	Variable Interest Entities

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

The following provides a summary of our interests in land option agreements (in thousands):

	September 30, 2015			December 31, 2014
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$4,696	$14,140	$18,498	$8,071	$43,432	$34,070
Unconsolidated VIEs	8,150	22,781	N/A	13,309	129,637	N/A
Other land option agreements	34,179	308,438	N/A	30,846	284,819	N/A
Total	$47,025	$345,359	$18,498	$52,226	$457,888	$34,070

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $4.6 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of September 30, 2015.  For further details on the goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets recorded as of September 30, 2015, including an existing trade name from the acquisition of Maracay Homes in 2006 which has a 20 year useful life, and TRI Pointe Homes, resulting from the Merger in 2014 which has an indefinite useful life. For further details on the TRI Pointe Homes trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,303	$—	$139,303	$139,304	$—	$139,304
Trade names	27,979	(5,120)	22,859	27,979	(4,720)	23,259
Total	$167,282	$(5,120)	$162,162	$167,283	$(4,720)	$162,563

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 10.4 and 11.2 years as of September 30, 2015 and December 31, 2014, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three month periods ended September 30, 2015 and 2014, respectively and was $400,000 for each of the nine month periods ended September 30, 2015 and 2014, respectively.  Amortization of this intangible asset was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2015, the next four years and thereafter is (in thousands):

Remainder of 2015	$134
2016	534
2017	534
2018	534
2019	534
Thereafter	3,289
Total	$5,559

11.	Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid expenses	$20,989	$29,111
Refundable fees and other deposits	16,576	15,581
Development rights, held for future use or sale	6,447	7,409
Deferred loan costs	23,617	23,686
Operating properties and equipment, net	8,869	11,719
Income tax receivable	1,808	10,713
Other	6,210	7,186
Total	$84,516	$105,405

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and related costs	$21,544	$24,717
Warranty reserves (Note 15)	36,743	33,270
Estimated cost for completion of real estate inventories	62,047	54,437
Customer deposits	19,734	14,229
Debt (nonrecourse) held by VIEs	3,286	9,512
Income tax liability to Weyerhaeuser (Note 18)	8,600	15,659
Liability for uncertain tax positions (Note 17)	16,563	13,797
Accrued interest	13,976	3,059
Accrued insurance expense	1,975	9,180
Other	26,239	32,149
Total	$210,707	$210,009

13.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans

Senior Notes

Senior Notes consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
4.375% Senior Notes due June 15, 2019, net of discount	$446,186	$445,501
5.875% Senior Notes due June 15, 2024, net of discount	442,471	442,001
Total	$888,657	$887,502

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

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of September 30, 2015, no principal has been paid on the Senior Notes, and there was $21.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $13.5 million and $1.9 million as of September 30, 2015 and December 31, 2014, respectively.

Unsecured Revolving Credit Facility

Unsecured revolving credit facility consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Unsecured revolving credit facility	$349,392	$260,000

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) from $425 million to $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of September 30, 2015, the outstanding balance under the Credit Facility was $349.4 million with an interest rate of 2.16% per annum and $192.4 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of September 30, 2015 there was $2.4 million of capitalized debt financing costs, included in Other Assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $376,000 and $620,000 as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 we had outstanding letters of credit of $8.2 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

Seller financed loans consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Seller financed loans	$7,572	$14,677

As of September 30, 2015, the Company had $7.6 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  As of September 30, 2015, the seller financed loans accrue interest at a weighted average rate of 6.95% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016. Accrued interest on these loans was $122,000 and $517,000 as of September 30, 2015 and December 31, 2014, respectively.

Interest Incurred

During the three month periods ended September 30, 2015 and 2014, the Company incurred interest of $15.5 million and $15.1 million, respectively, related to all notes payable and Senior Notes outstanding during the period. Of the interest incurred, $15.5 million and $14.8 million was capitalized to inventory for the three month period ended September 30, 2015 and 2014, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.5 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively.  During the nine month periods ended September 30, 2015 and 2014, the Company incurred interest of $45.8 million and $25.7 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period.   Of the interest incurred, $45.8 million and $23.0 million was capitalized to inventory for the nine months ended September 30, 2015 and 2014, respectively.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $3.9 million and $ 1.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Accrued interest related to all outstanding debt at September 30, 2015 and December 31, 2014 was $14.0 million and $3.1 million, respectively.

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

The Company was in compliance with all applicable financial covenants as of September 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

A summary of assets and liabilities at September 30, 2015 and December 31, 2014, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2015		December 31, 2014
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Receivables (1)	Level 3	$32,921	$32,921	$20,118	$20,118
Senior Notes (2)	Level 2	888,657	878,625	887,502	896,625
Unsecured revolving credit facility (3)	Level 3	349,392	349,392	260,000	260,000
Seller financed loans (4)	Level 3	7,572	7,572	14,677	14,677

At September 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents approximated fair value.

(1)	The book value of our receivables equaled the fair value as of September 30, 2015 and December 31, 2014 due to the short-term nature of the remaining receivables.
(2)	The estimated fair value of our Senior Notes at September 30, 2015 and December 31, 2014 is based on quoted market prices.

(3)	We believe that the carrying value of our Credit Facility approximates fair value based on the short term nature of the current market rate amended on May 18, 2015.
(4)	We believe that the carrying value of our Seller financed loans approximates fair value based on a two year treasury curve analysis.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended		Year Ended
		September 30, 2015		December 31, 2014
			Fair Value		Fair Value
		Impairment	Net of	Impairment	Net of
	Hierarchy	Charge	Impairment	Charge	Impairment
Real estate inventories	Level 3	$1,073	$20,409	$931	$20,329

15.	Commitments and Contingencies

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matter as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $468,000 and $273,000 at September 30, 2015 and December 31, 2014, respectively.

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.5 million and $10.0 million as of September 30, 2015 and December 31, 2014, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$35,375	$24,324	$33,270	$24,449
Warranty reserves accrued	4,201	3,691	10,427	7,455
Liabilities assumed in the Merger	—	7,481	—	7,481
Adjustments to pre-existing reserves	(14)	(809)	1,286	209
Warranty expenditures	(2,819)	(2,596)	(8,240)	(7,503)
Warranty reserves, end of period	$36,743	$32,091	$36,743	$32,091

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $422.3 million and $355.2 million, respectively. The beneficiaries of the bonds are various municipalities.

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

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2015 there were 9,563,491 shares available for future grant under the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total stock-based compensation	$2,994	$3,547	$8,536	$6,250

As of September 30, 2015, total unrecognized stock-based compensation related to all stock-based awards was $19.2 million and the weighted average term over which the expense was expected to be recognized was 1.90 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the nine months ended September 30, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in thousands)
Options outstanding at December 31, 2014	3,467,086	$13.05	6.0	$7,642
Granted	—	—	—	—
Exercised	(171,716)	11.54
Forfeited	(65,356)	14.00
Options outstanding at September 30, 2015	3,230,014	13.12	5.2	—
Options exercisable at September 30, 2015	2,791,472	12.42	4.7	1,884

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the nine months ended September 30, 2015:

		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in thousands)
Nonvested RSUs at December 31, 2014	900,547	$15.62	$13,461
Granted	1,580,499	11.59	18,315
Vested	(453,685)	13.85
Forfeited	(66,918)	14.56
Nonvested RSUs at September 30, 2015	1,960,443	12.21	25,662

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

On August 12, 2015, the Company granted an aggregate of 69,008 restricted stock units to members of its board of directors. The restricted stock units granted to directors on August 12, 2015 vest in their entirety on the day immediately prior to the Company’s 2016 Annual Meeting of Stockholders. The fair value of each restricted stock award granted on August 12, 2015 was measured using $14.49 per share, which was the closing price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

We had net deferred tax assets of $141.5 million and $157.8 million as of September 30, 2015 and December 31, 2014, respectively.  We had a valuation allowance related to those net deferred tax assets of $4.3 million and $6.2 million as of September 30, 2015 and December 31, 2014, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

Our provision for income taxes totaled $28.0 million and $6.0 million for the three months ended September 30, 2015 and 2014, respectively.  Our provision for income taxes totaled $66.1 million and $16.4 million for the nine months ended September 30, 2015 and 2014, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $16.6 million and $13.8 million of liabilities for uncertain tax positions recorded as of September 30, 2015 and December 31, 2014, respectively.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

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

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weyerhaeuser-allocated costs	$—	$—	$—	$10,735

These expenses are not indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of September 30, 2015 and December 31, 2014, we had an income tax liability to Weyerhaeuser of $8.6 million and $15.7 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

In January of 2015, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of the Starwood Capital Group. The chairman of the Company’s board of directors is Barry Sternlicht who is also the chairman of the Starwood Capital Group.  This acquisition was approved by TRI Pointe independent directors.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$1,372
Income taxes	$44,394	$14,962
Supplemental disclosures of noncash activities:
Increase in real estate inventory due to distribution of land from an unconsolidated joint venture	$—	$5,132
Distribution to Weyerhaeuser of excluded assets and liabilities	$—	$125,019
Amounts owed to Weyerhaeuser related to the tax sharing agreement	$—	$15,688
Noncash settlement of debt payable to Weyerhaeuser	$—	$70,082
Accrued liabilities related to the purchase of operating properties and equipment	$1,877	$—
Amortization of senior note discount	$1,155	$—
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$(3,556)	$4,497
Increase in accrued expenses and other liabilities	$300	$—
Decrease (increase) in noncontrolling interests	$3,256	$(4,497)

20.	Supplemental Guarantor Information

On the Closing Date, the TRI Pointe Homes assumed WRECO’s obligations as issuer of the Senior Notes.  Additionally, all of TRI Pointe’s wholly owned subsidiaries that are guarantors of the Company’s unsecured $550 million revolving credit facility, including WRECO and certain of its wholly owned subsidiaries, entered into supplemental indentures pursuant to which they jointly and severally guaranteed TRI Pointe’s obligations with respect to the Senior Notes.  In connection with the Reorganization, TRI Pointe Group became a co-issuer with TRI Pointe Homes of the Senior Notes.

Presented below are the condensed consolidating balance sheets at September 30, 2015 and December 31, 2014, condensed consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014 and condensed consolidating statement of cash flows for the nine month periods ended September 30, 2015 and 2014.  TRI Pointe’s non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated total assets, total revenues, and income from operations before taxes and cash flow from operating activities.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but included with the guarantor subsidiaries.

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

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Cash and cash equivalents	$37,015	$59,978	$—	$96,993
Receivables	11,225	21,696	—	32,921
Intercompany receivables	872,290	—	(872,290)	—
Real estate inventories	675,914	1,900,488	—	2,576,402
Investments in unconsolidated entities	—	17,340	—	17,340
Goodwill and other intangible assets, net	162,162	—	—	162,162
Investments in subsidiaries	1,045,130	—	(1,045,130)	—
Deferred tax assets	23,630	117,849	—	141,479
Other assets	76,629	7,887	—	84,516
Total Assets	$2,903,995	$2,125,238	$(1,917,420)	$3,111,813

Liabilities
Accounts payable	$14,821	$52,926	$—	$67,747
Intercompany payables	—	872,290	(872,290)	—
Accrued expenses and other liabilities	67,777	142,930	—	210,707
Unsecured revolving credit facility	349,392	—	—	349,392
Seller financed loans	7,172	400	—	7,572
Senior notes	888,657	—	—	888,657
Total Liabilities	1,327,819	1,068,546	(872,290)	1,524,075

Equity
Total stockholders’ equity	1,576,176	1,045,130	(1,045,130)	1,576,176
Noncontrolling interests	—	11,562	—	11,562
Total Equity	1,576,176	1,056,692	(1,045,130)	1,587,738
Total Liabilities and Equity	$2,903,995	$2,125,238	$(1,917,420)	$3,111,813

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)
Assets
Cash and cash equivalents	$105,888	$64,741	$—	$170,629
Receivables	5,050	15,068	—	20,118
Intercompany receivables	797,480	—	(797,480)	—
Real estate inventories	613,665	1,666,518	—	2,280,183
Investments in unconsolidated entities	—	16,805	—	16,805
Goodwill and other intangible assets, net	156,603	5,960	—	162,563
Investments in subsidiaries	941,397	—	(941,397)	—
Deferred tax assets	23,630	134,191	—	157,821
Other assets	55,199	50,206	—	105,405
Total Assets	$2,698,912	$1,953,489	$(1,738,877)	$2,913,524

Liabilities
Accounts payable	$25,800	$43,060	$—	$68,860
Intercompany payables	—	797,480	(797,480)	—
Accrued expenses and other liabilities	57,353	152,656	—	210,009
Unsecured revolving credit facility	260,000	—	—	260,000
Seller financed loans	14,077	600	—	14,677
Senior notes	887,502	—	—	887,502
Total Liabilities	1,244,732	993,796	(797,480)	1,441,048

Equity
Total stockholders’ equity	1,454,180	941,397	(941,397)	1,454,180
Noncontrolling interests	—	18,296	—	18,296
Total Equity	1,454,180	959,693	(941,397)	1,472,476
Total Liabilities and Equity	$2,698,912	$1,953,489	$(1,738,877)	$2,913,524

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Home sales	$224,244	$418,108	$—	$642,352
Land and lot sales	—	4,876	—	4,876
Other operations	—	913	—	913
Total revenues	224,244	423,897	—	648,141

Expenses:
Cost of home sales	182,754	324,789	—	507,543
Cost of land and lot sales	—	3,451	—	3,451
Other operations	—	570	—	570
Sales and marketing	7,286	22,752	—	30,038
General and administrative	12,942	13,841	—	26,783
Restructuring charges	(83)	2,093	—	2,010
Total expenses	202,899	367,496	—	570,395
Income from operations	21,345	56,401	—	77,746
Equity in loss of unconsolidated entities	—	(3)	—	(3)
Other income, net	(37)	84	—	47
Income before taxes	21,308	56,482	—	77,790
Provision for income taxes	(9,070)	(18,951)	—	(28,021)
Equity of net income of subsidiaries	37,924	—	(37,924)	—
Net income	50,162	37,531	(37,924)	49,769
Net loss attributable to noncontrolling interests	—	393	—	393
Net income available to common stockholders	$50,162	$37,924	$(37,924)	$50,162

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Home sales	$123,456	$348,345	$—	$471,801
Land and lot sales	—	5,550	—	5,550
Other operations	(11)	580	—	569
Total revenues	123,445	354,475	—	477,920

Expenses:
Cost of home sales	108,687	276,713	—	385,400
Cost of land and lot sales	—	2,317	—	2,317
Other operations	—	556	—	556
Sales and marketing	3,956	24,437	—	28,393
General and administrative	7,246	13,705	—	20,951
Restructuring charges	—	7,024	—	7,024
Total expenses	119,889	324,752	—	444,641
Income from operations	3,556	29,723	—	33,279
Equity in loss of unconsolidated entities	—	(82)	—	(82)
Transaction expenses	(6,381)	(10,329)		(16,710)
Other income, net	9	490	—	499
(Loss) income before taxes	(2,816)	19,802	—	16,986
Benefit (provision) for income taxes	2,032	(8,053)	—	(6,021)
Equity of net income of subsidiaries	11,749	—	(11,749)	—
Net income available to common stockholders	$10,965	$11,749	$(11,749)	$10,965

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Home sales	$461,654	$982,201	$—	$1,443,855
Land and lot sales	—	74,366	—	74,366
Other operations	—	2,695	—	2,695
Total revenues	461,654	1,059,262	—	1,520,916

Expenses:
Cost of home sales	376,100	773,091	—	1,149,191
Cost of land and lot sales	—	17,324	—	17,324
Other operations	—	1,724	—	1,724
Sales and marketing	17,714	61,244	—	78,958
General and administrative	38,874	44,387	—	83,261
Restructuring charges	(169)	2,899	—	2,730
Total expenses	432,519	900,669	—	1,333,188
Income from operations	29,135	158,593	—	187,728
Equity in loss of unconsolidated entities	—	(84)	—	(84)
Other (loss) income, net	(149)	421	—	272
Income before taxes	28,986	158,930	—	187,916
Provision for income taxes	(12,285)	(53,803)	—	(66,088)
Equity of net income of subsidiaries	103,688	—	(103,688)	—
Net income	120,389	105,127	(103,688)	121,828
Net income attributable to noncontrolling interests	—	(1,439)	—	(1,439)
Net income available to common stockholders	$120,389	$103,688	$(103,688)	$120,389

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Home sales	$123,456	$899,856	$—	$1,023,312
Land and lot sales	—	36,449	—	36,449
Other operations	(11)	8,865	—	8,854
Total revenues	123,445	945,170	—	1,068,615

Expenses:
Cost of home sales	108,687	710,690	—	819,377
Cost of land and lot sales	—	30,245	—	30,245
Other operations	—	2,755	—	2,755
Sales and marketing	3,956	69,140	—	73,096
General and administrative	7,246	49,894	—	57,140
Restructuring charges	—	9,202	—	9,202
Total expenses	119,889	871,926	—	991,815
Income from operations	3,556	73,244	—	76,800
Equity in loss of unconsolidated entities	—	(219)	—	(219)
Transaction expenses	(6,381)	(10,835)		(17,216)
Other income (loss), net	9	(251)	—	(242)
(Loss) income before taxes	(2,816)	61,939	—	59,123
Benefit (provision) for income taxes	2,032	(18,384)	—	(16,352)
Equity of net income of subsidiaries	43,555	—	(43,555)	—
Net income available to common stockholders	$42,771	$43,555	$(43,555)	$42,771

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net cash used in operating activities	$(69,362)	$(70,649)	$—	$(140,011)
Cash flows from investing activities:
Purchases of property and equipment	(382)	(677)	—	(1,059)
Investments in unconsolidated entities	—	(1,458)	—	(1,458)
Distributions from unconsolidated entities	—	319	—	319
Intercompany	(78,354)	—	78,354	—
Net cash used in investing activities	(78,736)	(1,816)	78,354	(2,198)
Cash flows from financing activities:
Borrowings from debt	140,000	—	—	140,000
Repayment of debt	(57,513)	(200)	—	(57,713)
Debt issuance costs	(2,688)	—	—	(2,688)
Net proceeds (repayments) of debt held by variable interest entities	—	(5,927)	—	(5,927)
Contributions from noncontrolling interests	—	4,281	—	4,281
Distributions to noncontrolling interests	—	(9,198)	—	(9,198)
Proceeds from issuance of common stock under share-based awards	1,616	—	—	1,616
Excess tax benefits of share-based awards	—	392	—	392
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	78,354	(78,354)	—
Net cash provided by financing activities	79,225	67,702	(78,354)	68,573
Net decrease in cash and cash equivalents	(68,873)	(4,763)	—	(73,636)
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$37,015	$59,978	$—	$96,993

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

20.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net cash used in operating activities	$(26,882)	$(113,547)	$—	$(140,429)
Cash flows from investing activities:
Purchases of property and equipment	(659)	(5,409)	—	(6,068)
Cash acquired in the Merger	53,800	—	—	53,800
Proceeds from sale of property and equipment	—	22	—	22
Investments in unconsolidated entities	—	(573)	—	(573)
Intercompany	(850,977)	—	850,977	—
Net cash used in investing activities	(797,836)	(5,960)	850,977	47,181
Cash flows from financing activities:
Borrowings from debt	50,000	—	—	50,000
Debt issuance costs	(23,003)	—	—	(23,003)
Proceeds from issuance of senior notes	886,698	—	—	886,698
Bridge commitment fee	—	(10,322)	—	(10,322)
Changes in debt payable to Weyerhaeuser	—	(623,589)	—	(623,589)
Change in book overdrafts	—	(22,492)	—	(22,492)
Distributions to Weyerhaeuser	—	(8,860)	—	(8,860)
Net proceeds (repayments) of debt held by variable interest entities	—	5,120	—	5,120
Distributions to noncontrolling interests	—	(18,703)	—	(18,703)
Excess tax benefits of share-based awards	—	1,572	—	1,572
Intercompany		850,977	(850,977)	—
Net cash provided by financing activities	913,695	173,703	(850,977)	236,421
Net increase in cash and cash equivalents	88,977	54,196	—	143,173
Cash and cash equivalents - beginning of period	—	4,510	—	4,510
Cash and cash equivalents - end of period	$88,977	$58,706	$—	$147,683

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	the risk that disruptions from the transaction with WRECO will harm our business;
•	our ability to achieve the benefits of the transaction with WRECO in the estimated amount and the anticipated timeframe, if at all;
•	our ability to integrate WRECO successfully and to achieve the anticipated synergies therefrom;
•	change in accounting principles;
•	risks related to unauthorized access to our computer systems, theft of our customers’ confidential information or other forms of cyber-attack; and
•	other factors described in “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock.

Reverse Acquisition and Formation of TRI Pointe Group, Inc.

On July 7, 2014 (the “Closing Date”), TRI Pointe Homes, Inc. consummated the previously announced merger (the “Merger”) of our wholly owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into WRECO, with WRECO surviving the Merger and becoming our wholly owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among us, Weyerhaeuser Company (“Weyerhaeuser”), the Company, WRECO and Merger Sub. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of TRI Pointe prior to the Closing Date. Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.

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

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Home sales	$642,352	$471,801	$1,443,855	$1,023,312
Land and lot sales	4,876	5,550	74,366	36,449
Other operations	913	569	2,695	8,854
Total revenues	648,141	477,920	1,520,916	1,068,615
Expenses:
Cost of home sales	507,543	385,400	1,149,191	819,377
Cost of land and lot sales	3,451	2,317	17,324	30,245
Other operations	570	556	1,724	2,755
Sales and marketing	30,038	28,393	78,958	73,096
General and administrative	26,783	20,951	83,261	57,140
Restructuring charges	2,010	7,024	2,730	9,202
Total expenses	570,395	444,641	1,333,188	991,815
Income from operations	77,746	33,279	187,728	76,800
Equity in loss of unconsolidated entities	(3)	(82)	(84)	(219)
Transaction expenses	—	(16,710)	—	(17,216)
Other income (expense), net	47	499	272	(242)
Income before taxes	77,790	16,986	187,916	59,123
Provision for income taxes	(28,021)	(6,021)	(66,088)	(16,352)
Net income	49,769	10,965	121,828	42,771
Net (income) loss attributable to noncontrolling interests	393	—	(1,439)	—
Net income available to common stockholders	$50,162	$10,965	$120,389	$42,771
Earnings per share
Basic	$0.31	$0.07	$0.74	$0.31
Diluted	$0.31	$0.07	$0.74	$0.31

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay Homes	150	17.2	2.9	88	17.3	1.7	71%	(1)%	71%
Pardee Homes	291	25.0	3.9	264	21.3	4.1	10%	17%	(6)%
Quadrant Homes	87	11.8	2.5	82	12.3	2.2	6%	(4)%	11%
Trendmaker Homes	125	25.0	1.7	127	24.8	1.7	(2)%	1%	(2)%
TRI Pointe Homes	234	28.3	2.8	152	16.0	3.2	54%	77%	(13)%
Winchester Homes	109	13.5	2.7	90	15.3	2.0	21%	(12)%	37%
Total	996	120.8	2.7	803	107.0	2.5	24%	13%	10%

Net new home orders for the three months ended September 30, 2015 increased by 193 units or 24% to 996, compared to 803 during the prior year period.  The overall increase in net new home orders was due to a 13% increase in average selling communities and a 10% increase in absorption rates.  Net new home orders increased at all but one of our reporting segments, highlighted by a 71% increase at our Maracay Homes segment which was driven by a 71% increase in our absorption rate and a 54% increase at TRI Pointe Homes primarily due to a 77% increase in average selling communities.  Trendmaker Homes reported a slight decline in net new home orders compared to the prior year period resulting from a slowdown in the premium housing market in Houston as a result of uncertainty around oil prices.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2015			As of September 30, 2014			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay Homes	293	$118,164	$403	143	$57,202	$400	105%	107%	1%
Pardee Homes	448	296,477	662	415	222,929	537	8%	33%	23%
Quadrant Homes	169	79,955	473	163	78,317	480	4%	2%	(2)%
Trendmaker Homes	205	108,250	528	254	131,611	518	(19)%	(18)%	2%
TRI Pointe Homes	567	388,336	685	282	240,872	854	101%	61%	(20)%
Winchester Homes	174	118,685	682	183	139,434	762	(5)%	(15)%	(10)%
Total	1,856	$1,109,867	$598	1,440	$870,365	$604	29%	28%	(1)%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into sales contracts with customers but for which we have not yet delivered the homes. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 16% for the three months ended September 30, 2015 compared to 18% for the same prior year period.  The dollar value of backlog was $1.1 billion as of September 30, 2015, an increase of $239.5 million, or 28%, compared to $870.4 million as of September 30, 2014.  This increase in dollar value of backlog is due to a 29% increase in the number of homes in backlog to 1,856 homes as of September 30, 2015 from 1,440 homes as of September 30, 2014.  The increase was slightly offset by a decrease in the average sales price of homes in backlog of $6,000, or 1%, to $598,000 as of September 30, 2015 compared to $604,000 as of September 30, 2014.  The increase of 416 homes in backlog was driven by TRI Pointe Homes and Maracay Homes with increases of 285 units and 150 units, respectively, as of September 30, 2015 compared to the same prior year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay Homes	131	$50,504	$386	94	$37,301	$397	39%	35%	(3)%
Pardee Homes	314	170,450	543	277	129,608	468	13%	32%	16%
Quadrant Homes	117	47,560	406	74	32,338	437	58%	47%	(7)%
Trendmaker Homes	163	80,732	495	135	69,711	516	21%	16%	(4)%
TRI Pointe Homes	298	224,243	752	158	123,456	781	89%	82%	(4)%
Winchester Homes	115	68,863	599	104	79,387	763	11%	(13)%	(22)%
Total	1,138	$642,352	$564	842	$471,801	$560	35%	36%	1%

Home sales revenue increased $170.6 million, or 36%, to $642.4 million for the three months ended September 30, 2015 from $471.8 million for the prior year period. The increase was comprised of: (i) $165.9 million related to a 35% increase in homes delivered to 1,138 for the three months ended September 30, 2015 from 842 in the prior year period; and (ii) $4.7 million due to an increase in average sales price of $4,000 per home to $564,000 for the three months ended September 30, 2015 from $560,000 in the prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2015	%	2014	%
Home sales	$642,352	100.0%	$471,801	100.0%
Cost of home sales	507,543	79.0%	385,400	81.7%
Homebuilding gross margin	134,809	21.0%	86,401	18.3%
Add: interest in cost of home sales	13,189	2.1%	7,702	1.6%
Add: impairments and lot option abandonments	366	0.1%	490	0.1%
Adjusted homebuilding gross margin(1)	$148,364	23.1%	$94,593	20.0%
Homebuilding gross margin percentage	21.0%		18.3%
Adjusted homebuilding gross margin percentage(1)	23.1%		20.0%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 21.0% for the three months ended September 30, 2015 as compared to 18.3% for the prior year period. The prior year margin was impacted by a $13.0 million or 280 basis point noncash purchase accounting adjustment related to the fair value increase to TRI Pointe’s inventory as a result of the Merger.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.1% for the three months ended September 30, 2015, compared to 20.0% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.

Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and noncash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. Because adjusted homebuilding gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.  See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2015	%	2014	%
Land and lot sales	$4,876	100.0%	$5,550	100.0%
Cost of land and lot sales	3,451	70.8%	2,317	41.7%
Land and lot gross margin	$1,425	29.2%	$3,233	58.3%

Land and lot gross margin percentage decreased to 29.2% for the three months ended September 30, 2015 as compared to 58.3% for the prior year period.  Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	September 30,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$30,038	$28,393	4.7%	6.0%
General and administrative (G&A)	26,783	20,951	4.2%	4.4%
Total sales and marketing and G&A	$56,821	$49,344	8.8%	10.5%

Sales and marketing expense as a percentage of home sales revenue decreased to 4.7% for the three months ended September 30, 2015 from 6.0% for the three months ended September 30, 2014.  This decrease is primarily attributable to greater leverage achieved as a result of a 36% increase in home sales revenue to $642.4 million for the three months ended September 30, 2015 compared to $471.8 million in the same prior year period.  Sales and marketing expense as a percentage of home sales revenue decreased at all six operating segments in the current year period.  Total sales and marketing expense increased by $1.6 million to $30.0 million for the three months ended September 30, 2015 compared to $28.4 million in the same prior year period, and is primarily attributable to direct selling costs related to the 35% increase in new home deliveries.

General and administrative expenses as a percentage of home sales revenue decreased to 4.2% of home sales revenue for the three months ended September 30, 2015 compared to 4.4% for the prior year period.  The decrease is due primarily to higher operating leverage resulting from increased home sales revenue. General and administrative expenses increased $5.8 million to $26.8 million for the three months ended September 30, 2015 compared to $21.0 million in the same prior year period.   This increase is due primarily to employee related costs to support our long term growth.

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 8.8% for the three month period ended September 30, 2015 compared to 10.5% in the prior year period, due primarily to higher home sales revenue in the current year period.  Total SG&A expense increased $7.4 million, or 15.0%, to $56.8 million for the three months ended September 30, 2015 from $49.4 million in the prior year period.

Restructuring Charges

Restructuring charges decreased to $2.0 million for the three months ended September 30, 2015 compared to $7.0 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014, largely related to retention, severance and related costs in connection with the Merger.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.5 million and $15.1 million for the three months ended September 30, 2015 and 2014, respectively.  The capitalized portion of interest incurred was $15.5 million and $14.8 million for the three months ended September 30, 2015 and 2014, respectively.  The increase in interest incurred during the three months ended September 30, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding unsecured revolving credit facility debt incurred to fund the overall growth of the Company.

Income Tax

For the three months ended September 30, 2015, we recorded a tax provision of $28.0 million based on an effective tax rate of 36.0%.  For the three months ended September 30, 2014, we recorded a tax provision of $6.0 million based on an effective tax rate of 35.4%. The increase in provision for income taxes is due to an increase in income before taxes of $60.8 million to $77.8 million for the three months ended September 30, 2015 compared to $17.0 million for the prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay Homes	495	17.3	3.2	313	16.4	2.1	58%	5%	50%
Pardee Homes	954	22.8	4.6	793	20.3	4.3	20%	12%	7%
Quadrant Homes	353	10.8	3.6	286	12.8	2.5	23%	(16)%	46%
Trendmaker Homes	381	26.0	1.6	436	23.5	2.1	(13)%	11%	(21)%
TRI Pointe Homes	935	27.0	3.8	152	6.4	2.6	515%	322%	46%
Winchester Homes	310	13.5	2.6	253	19.1	1.5	23%	(29)%	73%
Total	3,428	117.4	3.2	2,233	98.5	2.5	54%	19%	29%

Net new home orders for the nine months ended September 30, 2015 increased 54% to 3,428, compared to 2,233 during the prior year period.  The overall increase in net new home orders was due to a 29% increase in absorption rates and a 19% increase in average selling communities.  Net new home orders increased at all but one of our reporting segments, highlighted by the addition of TRI Pointe Homes for the full nine month period ended September 30, 2015 resulting in 935 net new home orders compared to 152 in the prior year period and a 58% increase net new home orders at Maracay Homes, primarily driven by a 50% increase in absorption.   Trendmaker Homes in Houston reported a 13% decline in net new home orders compared to the prior year period resulting from a slowdown in the premium housing market in Houston as a result of uncertainty around oil prices.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay Homes	307	$116,555	$380	286	$107,576	$376	7%	8%	1%
Pardee Homes	724	366,339	506	658	315,910	480	10%	16%	5%
Quadrant Homes	297	126,585	426	219	88,607	405	36%	43%	5%
Trendmaker Homes	394	201,592	512	404	198,867	492	(3)%	1%	4%
TRI Pointe Homes	611	461,654	756	158	123,456	781	287%	274%	(3)%
Winchester Homes	271	171,130	631	253	188,896	747	7%	(9)%	(15)%
Total	2,604	$1,443,855	$554	1,978	$1,023,312	$517	32%	41%	7%

Home sales revenue increased $420.5 million, or 41%, to $1.4 billion for the nine months ended September 30, 2015 from $1.0 billion for the prior year period. The increase was comprised of: (i) $323.9 million due to a 32% increase in homes delivered to 2,604 for the nine months ended September 30, 2015 from 1,978 in the same prior year period; and (ii) $96.6 million due to a 7% increase in average sales price of $37,000 per home to $554,000 for the nine months ended September 30, 2015 from $517,000 in the prior year period. The increase in new home deliveries was primarily attributable to the addition of TRI Pointe Homes with no comparable amounts in the prior year period before the Merger in addition to a 36% increase at Quadrant Homes. The average sales price of homes delivered increased at all but two of our reporting segments due to a change in product mix.  The average sales price at Winchester declined 15% for the nine months ended September 30, 2015 compared to the same prior year period primarily due to a change in mix to more attached product.

Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2015	%	2014	%
Home sales	$1,443,855	100.0%	$1,023,312	100.0%
Cost of home sales	1,149,191	79.6%	819,377	80.1%
Homebuilding gross margin	294,664	20.4%	203,935	19.9%
Add: interest in cost of home sales	27,540	1.9%	16,342	1.6%
Add: impairments and lot option abandonments	1,593	0.1%	897	0.1%
Adjusted homebuilding gross margin(1)	$323,797	22.4%	$221,174	21.6%
Homebuilding gross margin percentage	20.4%		19.9%
Adjusted homebuilding gross margin percentage(1)	22.4%		21.6%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 20.4% for the nine months ended September 30, 2015 as compared to 19.9% for the prior year period. The prior year margin was impacted by a $13.0 million or 130 basis point noncash purchase accounting adjustment related to the fair value increase to TRI Pointe’s inventory as a result of the Merger.   Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.4% for the nine months ended September 30, 2015, compared to 21.6% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin described above.

Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and noncash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. Because adjusted homebuilding gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the nearest GAAP equivalent.

Land and Lot Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2015	%	2014	%
Land and lot sales	$74,366	100.0%	$36,449	100.0%
Cost of land and lot sales	17,324	23.3%	30,245	83.0%
Land and lot gross margin	$57,042	76.7%	$6,204	17.0%

Our land and lot gross margin percentage increased to 76.7% for the nine months ended September 30, 2015 as compared to 17.0% for the same prior year period. The increase in land and lot sales revenue and gross margin percentage were mainly due to the sale of a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The sale was completed in June of 2015 for $53 million in cash.  The transaction included significant gross margins due to the low land basis of the Pacific Highlands Ranch community which was acquired in 1981.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended		As a Percentage of
	September 30,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$78,958	$73,096	5.5%	7.1%
General and administrative (G&A)	83,261	57,140	5.8%	5.6%
Total sales and marketing and G&A	$162,219	$130,236	11.2%	12.7%

Sales and marketing expense decreased to 5.5% of home sales revenue for the nine months ended September 30, 2015 from 7.1% for the nine months ended September 30, 2014 mainly due to a strong sales absorption pace driving higher deliveries and higher average sales prices for homes delivered during the period.  Total sales and marketing expense increased by $5.9 million to $79.0 million for the nine months ended September 30, 2015 compared to $73.1 million in the same prior year period and is primarily attributable to the addition of TRI Pointe Homes with no comparable amounts in the prior year before the Merger and direct selling costs associated with the 32% increase in new home deliveries.

General and administrative expense increased by $26.2 million to $83.3 million for the nine month period ended September 30, 2015 from $57.1 million for the nine month period ended September 30, 2014.   General and administrative expenses were 5.8% of home sales revenue for the nine months ended September 30, 2015 compared to 5.6% of home sales revenue for the same period in the prior year.  The increase in general and administrative expenses is primarily related to the addition of TRI Pointe Homes with no comparable amounts in the prior year before the Merger.

Total SG&A expense increased $32.0 million, or 24.6%, to $162.2 million for the nine months ended September 30, 2015 from $130.2 million in the prior year period due primarily to the addition of TRI Pointe Homes in the current year as discussed above, but improved to 11.2% of home sales revenue from 12.7% for the nine months ended September 30, 2015 and 2014, respectively.

Restructuring Charges

Restructuring charges decreased to $2.7 million for the nine months ended September 30, 2015 compared to $9.2 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014 related to retention, severance and related costs in connection with the Merger.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $45.8 million and $25.7 million for the nine months ended September 30, 2015 and 2014, respectively.  The capitalized portion of interest incurred was $45.8 million and $23.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase in interest incurred during the nine months ended September 30, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt and higher interest rates as a result of the issuance of the Senior Notes in connection with the Merger.

Income Tax

For the nine months ended September 30, 2015, we recorded a tax provision of $66.1 million based on an effective tax rate of 35.2%.  For the nine months ended September 30, 2014, we recorded a tax provision of $16.4 million based on an effective tax rate of 27.7%.  The increase in provision for income taxes is due to an increase in income before taxes of $128.8 million to $187.9 million for the nine months ended September 30, 2015 compared to $59.1 million for the prior year period. The increase in our effective rate was due to a non-recurring tax benefit recorded during the second quarter 2014 related the establishment of a $5.8 million deferred tax asset for a tax over book basis asset sale.  This non-recurring tax benefit reduced our effective rate for the nine months ended September 30, 2014 by 9.8%.  Without the non-recurring tax benefit our effective rate for the nine months ended September 30, 2014 would have been 37.5% which is comparable to our effective rate for the nine months ended September 30, 2015.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 8, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	September 30,		(Decrease)
	2015	2014	Amount	%
Lots Owned
Maracay Homes	1,582	1,275	307	24%
Pardee Homes	16,835	17,657	(822)	(5)%
Quadrant Homes	1,087	1,055	32	3%
Trendmaker Homes	1,158	757	401	53%
TRI Pointe Homes	2,644	2,762	(118)	(4)%
Winchester Homes	2,178	2,382	(204)	(9)%
Total	25,484	25,888	(404)	(2)%
Lots Controlled(1)
Maracay Homes	216	477	(261)	(55)%
Pardee Homes	240	440	(200)	(45)%
Quadrant Homes	335	427	(92)	(22)%
Trendmaker Homes	818	1,311	(493)	(38)%
TRI Pointe Homes	749	1,016	(267)	(26)%
Winchester Homes	398	552	(154)	(28)%
Total	2,756	4,223	(1,467)	(35)%
Total Lots Owned or Controlled(1)	28,240	30,111	(1,871)	(6)%

(1)	As of September 30, 2015 and 2014, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2015 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2015, we had $97.0 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.

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

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of September 30, 2015, no principal has been paid on the Senior Notes, and there was $21.2 million of capitalized debt financing costs related to the Senior Notes, included in other assets on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

Unsecured Revolving Credit Facility

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) from $425 million to $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio.

As of September 30, 2015, the outstanding balance under the Credit Facility was $349.4 million with an interest rate 2.16% per annum and $192.4 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At September 30, 2015 we had outstanding letters of credit of $8.2 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loan

As of September 30, 2015, the Company had $7.6 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  As of September 30, 2015, the seller financed loans will accrue interest at a weighted average rate of 6.95% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.

Covenant Compliance

Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	September 30,	September 30,
Financial Covenants	2015	2015
Consolidated Tangible Net Worth	$1,414,014	$928,431
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	45%	<55%
(Not to exceed 55%)
Interest Coverage Test	5.3	>1.5
(Not less than 1.5:1.0)

As of September 30, 2015, we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Unsecured revolving credit facility	$349,392	$260,000
Seller financed loans	7,572	14,677
Senior Notes	888,657	887,502
Total debt	1,245,621	1,162,179
Stockholders’ equity	1,576,176	1,454,180
Total capital	$2,821,797	$2,616,359
Ratio of debt-to-capital(1)	44.1%	44.4%

Total debt	$1,245,621	$1,162,179
Less: Cash and cash equivalents	(96,993)	(170,629)
Net debt	1,148,628	991,550
Stockholders’ equity	1,576,176	1,454,180
Total capital	$2,724,804	$2,445,730
Ratio of net debt-to-capital(2)	42.2%	40.5%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
(2)

The ratio of net debt-to-capital is a non-GAAP measure and is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.  Because the ratio of net debt-to-capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Cash Flows—Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased by $418,000 to $140.0 million for the nine months ended September 30, 2015 from $140.4 million used for the nine months ended September 30, 2014. The change was comprised of offsetting activity, including (i) an increase in real estate inventories of $305.9 million in 2015 compared to an increase of $249.9 million in 2014 and (ii) an increase in receivables of $12.8 million in 2015 compared to a decrease of $34.1 million in 2014.  Other offsetting activity included changes in other assets, accounts payable, accrued expenses, and net income.

•

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2015 compared to $47.2 million of cash provided by investing activities for the same prior year period. Cash provided by investing activities for the prior year period was primarily related to $53.8 million of cash acquired in the Merger.

•

Net cash provided by financing activities decreased to $68.6 million for the nine months ending September 30, 2015 from $236.4 million for the same period in the prior year. The change was primarily a result of prior year activity associated with proceeds from the issuance of senior notes of $886.7 million, offset by payments of debt payable to Weyerhaeuser of $623.6 million and offset by higher current period debt borrowings of $90.0 million.

As of September 30, 2015, our cash and cash equivalents balance was $97.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of September 30, 2015, we had $47.0 million of cash deposits, the majority of which are non-refundable, pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $345.4 million (net of deposits).

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

As of September 30, 2015, we had $192.4 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements.  We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors.  Since it typically takes three to nine months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries.  Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of September 30, 2015 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	91	11	5	18	$239 - $304
Verrado Palisades	2015	63	13	50	3	13	$305 - $378
Verrado Victory	2015	98	9	89	10	9	$368 - $375
City of Chandler:
Artesian Ranch	2013	90	49	41	25	19	$338 - $394
Vaquero Ranch	2013	74	57	17	13	19	$298 - $373
Maracay at Layton Lakes	2015	47	1	46	21	1	$470 - $510
Sendera Place	2015	34	7	27	12	7	$260 - $307
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	42	25	17	21	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	53	20	16	25	$344 - $424
Artisan at Morrison Ranch	2016	105	—	105	—	—	$285 - $338
Marquis at Morrison Ranch	2016	66	—	66	—	—	$355 - $424
City of Goodyear:
Calderra at Palm Valley	2013	81	74	7	7	18	$275 - $352
Los Vientos at Palm Valley	2013	57	57	—	—	5	Closed
City of Mesa:
Kinetic Point at Eastmark	2013	80	48	32	22	19	$265 - $345
Lumiere Garden at Eastmark	2013	85	50	35	14	15	$314 - $384
Aileron Square at Eastmark	2016	58	—	58	4	—	$314 - $384
Curie Court at Eastmark	2016	106	—	106	4	—	$265 - $345
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	74	88	19	24	$205 - $253
Maracay at Northlands	2014	48	23	25	23	15	$316 - $397
Meadows - 5500's	2017	81	—	81	—	—	$355 - $437
Meadows - 6500's	2017	56	—	56	—	—	$417 - $535
Meadows - Oversized	2017	37	—	37	—	—	$417 - $535
Town of Queen Creek:
Montelena	2012	59	59	—	—	7	$375 - $447
The Preserve at Hastings Farms	2014	89	32	57	24	17	$282 - $367
Villagio	2013	135	80	55	22	20	$280 - $338
Phoenix, Arizona Total		1,953	819	1,134	261	272
Tucson, Arizona
Marana:
Tortolita Vistas	2014	43	19	24	9	10	$449 - $506
Oro Valley:
Rancho del Cobre	2014	68	29	39	15	16	$402 - $470
Desert Crest - Center Pointe Vistoso	2016	103	—	103	—	—	$232 - $285
The Cove - Center Pointe Vistoso	2016	83	—	83	—	—	$295 - $359
Summit (South) - Center Pointe Vistoso	2016	87	—	87	—	—	$349 - $382
The Pinnacle - Center Pointe Vistoso	2016	70	—	70	—	—	$395 - $439
Tucson:
Deseo at Sabino Canyon	2014	39	31	8	8	9	$419 - $505
Ranches at Santa Catalina	2016	34	—	34	—	—	$395 - $415
Tucson, Arizona Total		527	79	448	32	35
Maracay Homes Total		2,480	898	1,582	293	307

Pardee Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	65	52	27	27	$1,800 - $2,300
Sorrento Heights Prestige Collection	2014	20	20	—	—	2	$890 - $950
Watermark	2013	160	106	54	40	43	$1,200 - $1,310
Canterra	2015	89	6	83	—	6	$850 - $920
Casabella	2015	122	3	119	36	3	$920 - $1,000
Verana	2015	78	11	67	33	11	$990 - $1,140
Pacific Highlands Ranch Future	TBD	963	—	963	—	—	TBD
Olive Hill Estate	2015	37	—	37	—	—	$688 - $800
Castlerock	TBD	415	—	415	—	—	$490 - $730
Meadowood	TBD	844	—	844	—	—	$290 - $600
Sea View Terrace	2014	40	40	—	—	39	$308 - $370
Parkview Condos	2016	73	—	73	—	—	$400 - $460
Ocean View HillsFuture	TBD	1,020	—	1,020	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Alta Del Mar Custom Lots	2013	29	—	1	—	—	$895 - $1,950
Los Angeles County:
LivingSmart at Fair Oaks Ranch	2011	124	124	—	—	1	$483 - $509
Golden Valley	TBD	498	—	498	—	—	$499 - $807
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Ventura County:
LivingSmart at Moorpark Highlands, Moorpark	2013	133	123	10	10	39	$587 - $650
Riverside County:
Hillside	2012	182	182	—	—	2	$284 - $301
Meadow Ridge	2013	132	98	34	13	42	$360 - $460
Amberleaf	2014	131	68	63	20	47	$300 - $350
Meadow Glen	2014	142	79	63	19	37	$340 - $400
Summerfield	2015	85	30	55	27	30	$290 - $310
Canyon Hills Future	TBD	581	—	581	—	—	TBD
Christensen	2016	82	—	82	—	—	$338 - $437
LivingSmart Tournament Hills	2010	235	235	—	—	2	$261 - $334
Lakeside	2012	167	167	—	—	19	$260 - $282
Tournament Hills Future	TBD	268	—	268	—	—	TBD
LivingSmart Sundance	2013	152	146	6	4	36	$280 - $332
LivingSmart Estrella	2013	127	127	—	—	6	$214 - $237
Woodmont	2014	84	55	29	15	44	$320 - $390
Cielo	2015	92	48	44	31	48	$240 - $270
Northstar	2015	123	—	123	19	—	$290 - $310
Skycrest	2015	125	2	123	33	2	$311 - $350
Sundance Future	TBD	1,603	—	1,603	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$167 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		16,916	1,735	15,153	327	486
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	169	147	22	14	24	$260 - $310
LivingSmart at Eldorado Heights	2013	135	111	24	16	25	$310 - $392
LivingSmart Sandstone	2013	145	77	68	13	34	$220 - $250
Ridgeview	2015	4	—	4	—	—	$227 - $283
North Peak	2015	150	—	150	4	—	$280 - $330
Castle Rock	2015	150	—	150	7	—	$350 - $400
Eldorado Future	TBD	145	—	145	—	—	TBD
Horizon Terrace	2014	165	47	118	11	19	$400 - $455
Solano	2014	132	43	89	9	38	$289 - $320
Alterra	2014	106	19	87	5	19	$440 - $505
Bella Verdi	2015	106	4	102	11	4	$375 - $440
Milennial	TBD	2	—	2	—	—	TBD
Escala	2016	78	—	78	—	—	$545 - $591
POD 5-1 Future	TBD	215	—	215	—	—	TBD
Durango Ranch	2012	153	137	16	10	28	$460 - $560
Durango Trail	2014	77	64	13	11	23	$380 - $410
Meridian	2016	78	—	70	—	—	$455 - $530
LivingSmart at Providence	2012	106	106	—	—	1	$260 - $323
Encanto	2015	129	—	129	—	—	$406 - $468
Summerglen	2014	140	55	85	10	23	$293 - $299
The Canyons at MacDonald Ranch	TBD	115	—	115	—	—	TBD
Nevada Total		2,500	810	1,682	121	238
Pardee Homes Total		19,416	2,545	16,835	448	724

Quadrant Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	398	25	18	38	$251 - $319
Skagit Clearwater Court, Mt Vernon	2016	11	—	11	—	—	$299 - $319
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
Kings Corner 1&2, Mill Creek	2014	116	82	34	23	38	$457 - $510
Filbert Glen, Bothell	2015	16	9	7	5	9	$625
King's Corner 3, Mill Creek	2016	29	—	29	—	—	$453 - $489
Evergreen Heights, Monroe	2016	71	—	71	—	—	$359 - $407
Palm Creek, Bothell	2017	41	—	41	—	—	$845 - $905
King County:
Garrison Glen, Kent	2014	30	25	5	4	20	$405
Sonata Hill, Auburn	2014	71	27	44	16	20	$351 - $399
The Gardens at Eastlake, Sammamish	2015	8	—	8	2	—	$816 - $933
Heathers Ridge, Kirkland	2015	41	2	39	23	2	$780 - $935
Hedgewood, Redmond	2015	11	—	11	3	—	$800 - $920
Grasslawn Estates, Redmond	2015	4	—	4	—	—	$930 - $985
Vintner's Place, Kirkland	2016	35	—	35	—	—	$610 - $780
Hedgewood East, Redmond	2016	15	—	15	—	—	$730 - $810
Trailside, Redmond	2016	9	—	9	—	—	$686 - $735
Copperwood, Renton	2016	46	—	46	—	—	$520 - $626
Parkwood Terrace, Woodinville	2017	15	—	15	—	—	$680 - $750
Hazelwood Ridge, Newcastle	2017	30	—	30	—	—	$605 - $790
Inglewood Landing, Sammamish	2017	21	—	21	—	—	$880 - $962
Jacobs Landing, Issaquah	2017	20	—	14	—	—	$834 - $929
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,200 - $1,500
English Landing P2, Redmond	2017	25	—	25	—	—	$910 - $1,029
English Landing P1, Redmond	2017	51	—	51	—	—	$910 - $1,029
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$590 - $890
Cedar Landing, North Bend	2017	123	—	13	—	—	$500 - $650
42nd Avenue Townhomes, Seattle	TBD	40	—	40	—	—	TBD
Pearl & Delores, Seattle	TBD	12	—	12	—	—	TBD
Monarch Ridge, Sammamish	2017	59	—	59	—	—	$761 - $961
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	34	6	2	23	$379 - $447
Harbor Hill S-8, Gig Harbor	2015	33	—	33	11	—	$376 - $444
Chambers Ridge, Tacoma	2014	24	15	9	4	14	$480 - $525
Tehaleh, Bonney Lake	2013	85	82	3	2	27	$321
The Enclave at Harbor Hill, Gig Harbor	2015	33	—	33	5	—	$545 - $595
Thurston County:
Campus Fairways, Lacey	2015	79	6	33	8	6	$365 - $425
Kitsap County:
McCormick Meadows, Poulsbo	2012	167	101	66	25	26	$280 - $357
Vinland Pointe, Poulsbo	2013	90	69	21	18	34	$334
Mountain Aire, Poulsbo	2016	145	—	145	—	—	$361 - $426
Closed Communities	N/A	—	—	—	—	40	N/A
Washington Total		2,093	850	1,087	169	297
Quadrant Homes Total		2,093	850	1,087	169	297

Trendmaker Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	24	11	13	4	11	$452 - $506
Southern Trails, Pearland	2014	41	28	13	7	16	$493 - $569
Pomona, Manvel	2015	10	—	10	—	—	$420 - $480
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	54	48	6	3	16	$421 - $447
Cross Creek Ranch 65', Fulshear	2013	45	33	12	—	14	$432 - $488
Cross Creek Ranch 70', Fulshear	2013	70	45	25	3	11	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	90	62	28	6	12	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	34	24	10	2	9	$627 - $755
Villas at Cross Creek Ranch, Fulshear	2013	106	89	17	2	22	$454 - $496
Cinco Ranch, Katy	2012	100	89	11	7	20	$349 - $420
Harvest Green 75', Richmond	2015	19	—	19	—	—	$438 - $518
Sienna Plantation 80', Missouri City	2013	57	47	10	4	19	$542 - $650
Sienna Plantation 85', Missouri City	2015	25	—	25	4	—	$531 - $650
Villas at Sienna South, Missouri City	2015	19	—	19	1	—	$445 - $507
Lakes of Bella Terra, Richmond	2013	116	80	36	4	18	$466 - $553
Villas at Aliana, Richmond	2013	81	56	25	5	19	$437 - $503
Riverstone 55', Sugar Land	2013	80	57	23	5	10	$397 - $460
Riverstone 80', Sugar Land	2013	50	44	6	5	17	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	1	4	1	1	$1,203 - $1,232
The Townhomes at Imperial, Sugar Land	2015	27	12	15	8	12	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	13	4	9	3	2	$587 - $645
Harris County:
Fairfield, Cypress	2010	70	50	20	4	18	$474 - $573
Lakes of Fairhaven, Cypress	2008	263	247	16	11	28	$410 - $664
Towne Lake Living Views, Cypress	2013	52	29	23	4	15	$445 - $540
Calumet Townhomes, Houston	2015	4	4	—	—	4	$637
The Groves, Humble	2015	19	7	12	5	7	$454 - $505
Hidden Arbor, Cypress	2015	33	—	33	—	—	$480
Clear Lake, Houston	2015	521	3	518	34	3	$447 - $658
Montgomery County:
Barton Woods, Conroe	2013	66	48	18	3	13	$401 - $601
Villas at Oakhurst, Porter	2013	54	47	7	4	16	$375 - $458
Woodtrace, Woodtrace	2014	25	12	13	—	11	$485 - $536
Northgrove, Tomball	2015	1	—	1	—	—	$500
Bender's Landing Estates, Spring	2014	105	21	84	6	19	$458 - $621
Creekside Park, The Woodlands	2015	17	—	17	—	—	$488 - $641
Waller County:
Cane Island, Katy	2015	15	—	15	5	—	$560 - $647
Other:
Avanti Custom Homes	2007	127	104	23	24	16	$416 - $643
Texas Casual Cottages - Round Top	2010	88	71	17	23	10	$203 - $443
Texas Casual Cottages - Hill Country	2012	46	41	5	8	5	$217 - $498
Texas Total		2,572	1,414	1,158	205	394
Trendmaker Homes Total		2,572	1,414	1,158	205	394

TRI Pointe Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Southern California
Orange County:
Rancho Mission Viejo	2013	105	105	—	—	24	Closed
Truewind, Huntington Beach	2014	49	32	17	17	23	$1,065 - $1,180
Arcadia, Irvine	2013	61	46	—	—	1	$1,189 - $1,420
Arcadia II, Irvine	2014	66	35	23	21	24	$1,189 - $1,271
Fairwind, Huntington Beach	2015	80	29	51	39	29	$822 - $1,012
Cariz, Irvine	2014	112	62	50	42	43	$507 - $617
Messina, Irvine	2014	59	30	13	10	22	$1,515 - $1,630
Aria-Rancho Mission Viejo	2016	87	—	87	—	—	$630 - $667
Auberine-Rancho Mission Viejo	2016	66	—	66	2	—	$1,005 - $1,115
San Diego County:
Altana, San Diego	2013	45	45	—	—	1	Closed
Riverside County:
Topazridge, Riverside	2012	68	63	5	1	—	$464 - $530
Topazridge II, Riverside	2014	49	32	17	15	9	$459 - $515
Alegre, Temecula	2014	96	59	37	26	40	$287 - $323
Aldea, Temecula	2014	90	56	34	25	33	$262 - $298
Kite Ridge, Riverside	2014	87	9	78	8	9	$435 - $460
Serrano Ridge at Sycamore Creek, Riverside	2015	87	—	87	3	—
Terrassa Courts, Corona	2015	94	—	94	—	—	$425 - $475
Terrassa Villas, Corona	2015	52	—	52	—	—	$485 - $535
Los Angeles County:
Avenswood, Azusa	2013	66	66	—	—	12	Closed
Woodson, Playa Vista	2014	66	66	—	—	26	Closed
Grayson, Santa Clarita	2015	119	—	119	10	—	$517 - $550
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	—	152	9	—	$355 - $390
Kensington at Park Place, Ontario	2015	67	4	63	4	4	$521 - $544
St. James at Park Place, Ontario	2015	57	10	47	8	10	$448 - $479
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$331 - $504
Southern California Total		1,996	749	1,208	240	310
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	42	47	30	25	$506 - $553
Hawthorne at Barrington, Brentwood	2014	105	41	64	22	22	$549 - $605
Marquette at Barrington, Brentwood	2015	90	8	82	15	8	$480 - $700
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$498 - $525
Penrose at Barrington, Brentwood	2016	34	—	34	—	—	$498 - $515
Santa Clara County:
Avellino, Mountain View	2013	63	63	—	—	8	Closed
Cobblestone, Milpitas	2015	32	—	32	24	—	$960 - $1,163
San Mateo County:
Canterbury, San Mateo	2014	76	64	12	12	38	$940 - $1,230
Solano County:
Redstone, Vacaville	2015	141	15	126	16	15	$455 - $527
San Joaquin County:
Ventana, Tracy	2015	93	13	80	9	13	$438 - $540
Sundance, Mountain House	2015	113	—	113	28	—	$550 - $615
Alameda County:
Cadence, Alameda Landing	2015	91	29	38	7	29	$1,057 - $1,234
Linear, Alameda Landing	2015	106	15	58	40	15	$685 - $915
Symmetry, Alameda Landing	2016	56	—	56	—	—	$775 - $875
Commercial, Alameda Landing	N/A	2	—	1	—	—	$620
Parasol, Fremont	2016	39	—	39	—	—	$605 - $815
Blackstone SFA at the Cannery, Hayward	2016	105	—	105	—	—	$515 - $585
Blackstone SFD at the Cannery, Hayward	2016	52	—	52	—	—	$515 - $585
Northern California Total		1,379	290	1,031	203	173
California Total		3,375	1,039	2,239	443	483
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	93	56	24	37	$326 - $379
Terrain 3500 Series, Castle Rock	2015	67	21	46	29	21	$307 - $330
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	30	21	16	25	$385 - $441
Leyden Rock 5000 Series, Arvada	2015	67	17	50	25	17	$444 - $499
Candelas 6000 Series, Arvada	2015	76	3	73	7	3	$560 - $620
Denver County:
Platt Park North, Denver	2014	29	21	8	8	17	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	8	36	15	8	$390 - $422
Arapahoe County:
Whispering Pines, Aurora	2015	115	—	115	—	—	$518 - $588
Colorado Total		704	193	405	124	128
TRI Pointe Homes Total		4,079	1,232	2,644	567	611

Winchester Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Nine
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	September 30,	September 30,	September 30,	September 30,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Maryland
Anne Arundel County:
Hawthornes Grant, Arnold	N/A	—	—	11	—	—	N/A
Watson's Glen, Millersville	2015	103	2	101	—	2	TBD
Frederick County:
Landsdale, Monrovia
Landsdale Village SFD	2015	222	8	214	9	8	$495 - $635
Landsdale Everson Townhomes	2015	100	—	100	—	—	$350 - $375
Landsdale TND Neo Everson SFD	2015	77	—	77	1	—	$465 - $595
Howard County:
Walnut Creek, Ellicott City	2014	19	13	6	7	4	$990 - $1,293
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	39	320	17	23	$480 - $719
Cabin Branch Boulevard Townhomes	2016	61	—	61	—	—	TBD
Cabin Branch Everson Townhomes	2014	567	44	523	9	23	$375 - $390
Preserve at Stoney Spring-Lots for Sale	N/A	—	—	5	—	—	N/A
Preserve at Rock Creek, Rockville	2012	68	56	12	9	10	$685 - $964
Poplar Run, Silver Spring
Poplar Run Everson Townhomes	2013	136	84	52	27	15	$390 - $435
Poplar Run SFD	2010	326	197	129	19	32	$562 - $717
Poplar Run Lots for Sale	N/A	—	—	67	—	—	N/A
Potomac Highlands, Potomac	2016	23	—	23	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	89	—	89	—	—	TBD
Closed Communities	N/A	—	—	—	—	3
Maryland Total		2,150	443	1,790	98	120
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	21	7	4	4	$1,380 - $1,555
Stuart Mill & Timber Lake, Oakton	2014	19	4	15	1	2	$1,363 - $1,675
Henrico County:
Stable Hill, Glen Allen	2013	49	48	1	1	12	$517 - $620
Prince William County:
Villages of Piedmont, Haymarket	2015	168	10	158	3	10	$370 - $422
Loudoun County:
Brambleton, Ashburn
English Manor Townhomes	2014	34	18	16	7	11	$492 - $532
Glenmere at Brambleton SFD	2014	73	46	27	23	24	$650 - $723
Glenmere at Brambleton Townhomes	2014	79	57	22	7	29	$461 - $465
West Park at Brambleton	2013	45	45	—	—	10	Sold Out
One Loudoun, Ashburn	2012	168	160	8	7	21	$675 - $710
Vistas at Lansdowne, Lansdowne	2015	120	8	112	15	8	$569 - $650
Willowsford Grant II, Aldie	2016	1	—	1	—	—	TBD
Willowsford Grant, Aldie	2013	36	34	2	1	7	$925 - $930
Willowsford Greens, Aldie	2014	38	19	19	7	10	$750 - $840
Closed Communities	N/A	—	—	—	—	3
Virginia Total		858	470	388	76	151
Winchester Homes Total		3,008	913	2,178	174	271
TRI Pointe Group Total		33,648	7,852	25,484	1,856	2,604

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of September 30, 2015 include owned lots in backlog as of September 30, 2015.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2015, 1,325 homes are under construction, 264 homes have completed construction, and 267 homes have not started construction.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statement contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2014 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimate, judgements and assumptions. We believe that the estimates, judgements and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgements and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgements and assumptions and actual facts, our financial statements may be affected.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt.  In addition, our operations are interest rate sensitive as higher mortgage interest rates could negatively affect housing demand.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three or nine months ended September 30, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

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

As discussed under Item 9A. of our Annual Report on Form 10-K for the fiscal year ending December 31, 2014, we did not provide management’s report on internal control over financial reporting due to the nature and timing of changes to the Company’s internal controls as a result of the Merger with WRECO that was completed on July 7, 2014.  Our Annual Report on Form 10-K for the year ended December 31, 2015 will include a management’s report on internal control over financial reporting.

Our management is currently in the process of reviewing and refining accounting policies, processes and systems as a result of the Merger.  These efforts may lead to changes in our internal control over financial reporting.  Other than those noted above, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various claims and actions that we consider normal to our business have been asserted and are pending against us. See Note 15, Commitments and Contingencies, of the condensed notes to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.	Risk Factors

There have been no significant changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 or in Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, respectively.

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

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed Dec. July 7, 2015))

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

4.11

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

Exhibit Number	Exhibit Description

4.12

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed July 7, 2015))

4.13

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed July 7, 2015))

4.14

Amended and Restated Credit Agreement, dated as of July 7, 2015, among TRI Point Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed July 7, 2015))

4.15

First Amendment to Registration Rights Agreement, dated as of July 7, 2015 among TRI Pointe Homes, Inc., TRI Pointe Group, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Frankel Associates, L.P., Douglas F. Bauer, Thomas J. Mitchell, and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

10.1	Form of Amendment to Indemnification Agreement of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

10.2

Omnibus Amendment to the TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan, TRI Pointe Group Short-Term Incentive Plan, Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan and the Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan and their related stock option, restricted stock unit, cash incentive award agreements and performance share unit agreements, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (filed July 7, 2015))

10.3

First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (filed July 7, 2015))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101

The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: November 6, 2015