Form 10-K
period 2015-12-31
TRI Pointe Group, Inc.
filed 2016-02-26
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price of $15.30 as reported by the New York Stock Exchange, was $2,238,080,435.

161,910,115 shares of common stock were issued and outstanding as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions from the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Factors listed in this section - as well as other factors not included - may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations, financial condition or share price.

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

Forward-looking statements are based on a number of factors, including the expected effects of:

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

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•	levels of competition;
•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•	global economic conditions;
•	raw material prices;
•	oil and other energy prices;

•	the effect of weather, including the continuing drought in California;
•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;
•	transportation costs;
•	federal and state tax policies;
•	the effect of land use, environment and other governmental regulations;
•	legal proceedings;
•

risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	change in accounting principles;
•	risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•	other factors described in “Risk Factors.”

EXPLANATORY NOTE

As used in this annual report on Form 10-K, unless the context otherwise requires:

•	“Closing Date” refers to July 7, 2014;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“GAAP” refers to U.S. generally accepted accounting principles;
•	“legacy TRI Pointe” refers to the operations of TRI Pointe before the Closing Date;
•	“Merger” refers to the merger of a wholly-owned subsidiary of TRI Pointe with and into WRECO, with WRECO surviving the merger and becoming a wholly-owned subsidiary of TRI Pointe;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Transaction Agreement” refers to the agreement dated as of November 3, 2013 by and among Weyerhaeuser, TRI Pointe, WRECO, and a wholly-owned subsidiary of TRI Pointe;
•	“TRI Pointe Homes” refers to TRI Pointe Homes, Inc., a Delaware corporation;
•	“TRI Pointe Group” refers to TRI Pointe Group, Inc., a Delaware corporation;
•	“Weyerhaeuser” refers to Weyerhaeuser Company, a Washington corporation and the former parent of WRECO; and
•	“WRECO” refers to Weyerhaeuser Real Estate Company, a Washington corporation, which following the Closing Date was renamed “TRI Pointe Holdings, Inc.”

Additionally, references to “TRI Pointe”, “ the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and condensed notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to July 7, 2015: TRI Pointe Homes and its subsidiaries; and
•	For periods from and after July 7, 2015: TRI Pointe Group and its subsidiaries.

Formation of TRI Pointe Group

On July 7, 2015, TRI Pointe Homes reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly-owned subsidiary of TRI Pointe Group.  As a result of the reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act on July 7, 2015.

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

Merger with WRECO

On the Closing Date, TRI Pointe consummated the previously announced Merger with WRECO.  In the Merger, TRI Pointe issued 129,700,000 shares of TRI Pointe common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. On the Closing Date, WRECO became a wholly-owned subsidiary of TRI Pointe.  Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former Weyerhaeuser shareholders were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining 1.0% of the then outstanding TRI Pointe common stock.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.  The section entitled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K discuss some of the important risk factors that may affect our business, results of operations and financial condition.  Investors should carefully consider those risks, in addition to the information in this annual report on Form 10-K, before deciding to invest in, or maintain an investment in, our common stock.

part i

Item 1.	Business

Our Company

TRI Pointe was founded in April 2009, towards the end of an unprecedented downturn in the national homebuilding industry.  Since then, we have grown from a Southern California fee homebuilder into a regionally focused national homebuilder with a portfolio of the following six quality homebuilding brands operating in ten markets across eight states:

•	Maracay Homes in Arizona;
•	Pardee Homes in California and Nevada;
•	Quadrant Homes in Washington;
•	Trendmaker Homes in Texas;
•	TRI Pointe Homes in California and Colorado; and
•	Winchester Homes in Maryland and Virginia.

Our growth strategy is to capitalize on high demand in selected "core" markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.  As of December 31, 2015, our operations consisted of 104 active selling communities and 27,602 lots owned or controlled.  See “Lots Owned or Controlled” below.  Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including entry-level, first time move-up and second-time move-up homes.  As a result, we build across a variety of base sales price points, ranging from approximately $167,000 to $2.3 million, and home sizes, ranging from approximately 1,000 to 6,200 square feet.  See “Description of Projects and Communities under Development” below.  For the years ended December 31, 2015 and 2014, we delivered 4,057 and 3,100 homes and the average sales price of our new homes delivered was approximately $565,000 and $531,000, respectively.

Our founders firmly established our core values of quality, integrity and excellence.  These are the driving forces behind our innovative designs and strong commitment to our homebuyers.

Our Competitive Strengths

We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:

Experienced and Proven Leadership

Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 25 years and have a successful track record of managing and growing a public homebuilding company.  Spanning over a century, their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets.  In addition, each of the presidents of our homebuilding subsidiaries has substantial industry knowledge and local market expertise.  The average homebuilding experience of these presidents exceeds 20 years.  We believe that our management team's prior experience, extensive relationships and strong local reputation provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.

Focus on High Growth Core Markets

Our business is well-positioned to capitalize on the broader national housing market recovery.  We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California, Colorado, Houston and Austin, Phoenix and Tucson, Las Vegas, the Washington, D.C. metro area and the Puget Sound region of Washington State.  These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing.  We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets.  Moreover, our management team has deep local market knowledge of the homebuilding and development industries.  We believe this experience and strong relationships with local market participants enable us to source, acquire, and entitle land efficiently.

Strong Operational Discipline and Controls

Our management team pursues a hands-on approach.  Our strict operating discipline, including financial accountability at the project management level, is a key part of our strategy to maximize returns while minimizing risk.

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders enable us to continue to acquire well-positioned land parcels in our target markets and provide us access to a greater number of acquisition opportunities.  We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our target homebuyers' expectations, while operating at competitive costs.

Increase Market Position in Growth Markets

We believe that there are significant opportunities to expand profitably in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results.  We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital over the next several years.  While our primary growth strategy has focused on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into other markets through organic growth or acquisition.

Provide Superior Design and Homeowner Experience and Service

We consider ourselves a "progressive" homebuilder driven by an exemplary homeowner experience, cutting-edge product development and exceptional execution.  Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to the homeowners' lifestyle needs and enhancing communication, knowledge and satisfaction.  We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants.  As a result, our selling process focuses on the home's features, benefits, quality and design in addition to the traditional metrics of price and square footage.  In addition, we devote significant resources to the research and design of our homes to better meet the needs of our homebuyers.  Through our "LivingSmart" platform, we provide homes that we believe are earth-friendly, enhance homeowners' comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes.  Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of homebuyers referred to our communities.

Offer a Diverse Range of Products

We are a builder with a wide variety of product lines that enable us to meet the specific needs of each of our core markets, which we believe provides us with a balanced portfolio and an opportunity to increase market share.  We have demonstrated expertise in effectively building homes across product offerings from entry-level through first-time and second-time move-up housing.  We spend extensive time studying and designing our products through the use of architects, consultants and homebuyer focus groups for all levels and price points in our target markets.  We believe our diversified product strategy enables us to best serve a wide range of homebuyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk.  Within each of our core markets we determine the profile of homebuyers we hope to address and design neighborhoods and homes with the specific needs of those homebuyers in mind.

Focus on Efficient Cost Structure and Target Attractive Returns

Our experienced management team is vigilant in maintaining its focus on controlling costs.  We competitively bid new projects and phases while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.

We combine decentralized management in those aspects of our business in which we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land acquisition, land development and sales and marketing), with centralized management in those functions in which we believe central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).  We have also made significant investments in systems and infrastructure to operate our business efficiently and to support the planned future growth of our company as a result of executing our expansion strategy.

Utilize Prudent Leverage

Our ongoing financial strategy includes redeployment of cash flows from continuing operations and debt to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  See "Our Financing Strategy" below.

Lots Owned or Controlled

As of December 31, 2015, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 27,602 lots.  We refer to lots that are under land option contracts as "controlled," see "Acquisition Process" below.  Excluded from lots owned or controlled are those related to Note 8, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2015.

			Lots
	Lots	Lots	Owned or
	Owned	Controlled	Controlled
Maracay Homes	1,566	245	1,811
Pardee Homes	16,314	365	16,679
Quadrant Homes	1,027	247	1,274
Trendmaker Homes	1,367	491	1,858
TRI Pointe Homes	2,504	1,124	3,628
Winchester Homes	1,955	397	2,352
Total	24,733	2,869	27,602

Description of Projects and Communities under Development

Our lot inventory includes land that we are holding for future development.  The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development.  The following table presents project information relating to each of our markets as of December 31, 2015 and includes information on current projects under development where we are building and selling homes as of December 31, 2015.

Maracay Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	94	8	2	21	$239 - $304
Verrado Palisades	2015	63	16	47	—	16	$305 - $378
Verrado Victory	2015	98	17	81	4	17	$368 - $381
City of Chandler:
Artesian Ranch	2013	90	57	33	25	27	$342 - $398
Vaquero Ranch	2013	74	67	7	7	29	$298 - $373
Maracay at Layton Lakes	2015	47	11	36	21	11	$475 - $515
Sendera Place	2015	39	12	27	11	12	$260 - $307
Chandler Heights	2017	84	—	84	—	—	$467 - $500
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	60	7	4	39	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	63	10	10	35	$344 - $424
Artisan at Morrison Ranch	2016	105	—	105	—	—	$285 - $333
Marquis at Morrison Ranch	2016	66	—	66	—	—	$355 - $439
City of Goodyear:
Calderra at Palm Valley	2013	81	80	1	1	24	$275 - $352
Los Vientos at Palm Valley	2013	57	57	—	—	5	Closed
City of Mesa:
Kinetic Point at Eastmark	2013	80	60	20	13	31	$270 - $350
Lumiere Garden at Eastmark	2013	85	60	25	10	25	$318 - $398
Aileron Square at Eastmark	2016	58	—	58	9	—	$318 - $398
Curie Court at Eastmark	2016	106	—	106	9	—	$270 - $350
Palladium Point	2016	53	—	53	—	—	$308 - $377
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	87	75	15	37	$205 - $254
Maracay at Northlands	2014	58	35	23	19	27	$318 - $399
Meadows - 5500's	2016	80	—	80	—	—	$355 - $437
Meadows - 6500's	2016	56	—	56	—	—	$417 - $535
Meadows - Oversized	2016	37	—	37	—	—	$417 - $535
Town of Queen Creek:
Montelena	2012	59	59	—	—	7	Closed
The Preserve at Hastings Farms	2014	89	43	46	17	28	$285 - $369
Villagio	2013	135	89	46	15	29	$282 - $341
Phoenix, Arizona Total		2,104	967	1,137	192	420
Tucson, Arizona
Marana:
Tortolita Vistas	2014	49	24	25	5	15	$449 - $506
Oro Valley:
Rancho del Cobre	2014	68	43	25	4	30	$407 - $475
Desert Crest - Center Pointe Vistoso	2016	103	—	103	—	—	$239 - $289
The Cove - Center Pointe Vistoso	2016	83	—	83	—	—	$305 - $364
Summit (South) - Center Pointe Vistoso	2016	87	—	87	—	—	$352 - $389
The Pinnacle - Center Pointe Vistoso	2016	70	—	70	—	—	$398 - $439
Tucson:
Deseo at Sabino Canyon	2014	39	37	2	2	15	$419 - $505
Ranches at Santa Catalina	2016	34	—	34	—	—	$395 - $415
Tucson, Arizona Total		533	104	429	11	60
Maracay Homes Total		2,637	1,071	1,566	203	480

Pardee Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	80	37	26	42	$1,800 - $2,300
Sorrento Heights Prestige Collection	2014	20	20	—	—	2	$890 - $950
Watermark	2013	160	131	29	25	68	$1,200 - $1,310
Canterra	2015	89	25	64	8	25	$758 - $912
Casabella	2015	122	22	100	16	22	$920 - $1,000
Verana	2015	78	38	40	20	38	$996 - $1,094
Pacific Highlands Ranch Future	TBD	963	—	963	—	—	TBD
Olive Hill Estate	2015	37	—	37	3	—	$650 - $771
Castlerock	TBD	415	—	415	—	—	$473 - $708
Meadowood	TBD	844	—	844	—	—	$290 - $590
Sea View Terrace	2014	40	40	—	—	39	$308 - $370
Parkview Condos	2016	73	—	73	—	—	$400 - $460
Ocean View Hills Future	2017	1,020	—	913	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
LivingSmart at Fair Oaks Ranch	2011	124	124	—	—	1	$483 - $509
Golden Valley	2017	498	—	498	—	—	$499 - $807
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Ventura County:
LivingSmart at Moorpark Highlands, Moorpark	2013	133	133	—	—	49	$600 - $650
Riverside County:
Hillside	2012	182	182	—	—	2	$284 - $301
Meadow Ridge	2013	132	108	24	14	52	$367 - $464
Amberleaf	2014	131	86	45	19	65	$312 - $362
Meadow Glen	2014	142	89	53	13	47	$345 - $408
Summerfield	2015	85	52	33	15	52	$303 - $320
Canyon Hills Future	TBD	581	—	581	—	—	TBD
Senterra	2016	82	—	82	—	—	$360 - $460
LivingSmart Tournament Hills	2010	235	235	—	—	2	$261 - $334
Lakeside	2012	167	167	—	—	19	$260 - $282
Tournament Hills Future	TBD	268	—	268	—	—	TBD
LivingSmart Sundance	2013	152	152	—	—	42	$280 - $332
LivingSmart Estrella	2013	127	127	—	—	6	$214 - $237
Woodmont	2014	84	68	16	7	57	$320 - $390
Cielo	2015	92	78	14	10	78	$249 - $275
Northstar	2015	123	18	105	8	18	$353 - $375
Skycrest	2015	125	30	95	11	30	$311 - $350
Sundance Future	TBD	1,603	—	1,603	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$167 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		16,887	2,005	14,775	195	756

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	169	160	9	6	37	$260 - $310
LivingSmart at Eldorado Heights	2013	135	122	13	6	36	$310 - $395
LivingSmart Sandstone	2013	145	90	55	14	47	$220 - $250
Ridgeview	2015	4	4	—	—	4	$185 - $210
North Peak	2015	150	6	144	5	6	$280 - $330
Castle Rock	2015	150	4	146	14	4	$350 - $410
Eldorado Future	2016	145	—	145	—	—	TBD
Horizon Terrace	2014	165	60	105	6	32	$400 - $455
Solano	2014	132	61	71	4	56	$294 - $326
Alterra	2014	106	25	81	4	25	$424 - $506
Bella Verdi	2015	106	19	87	3	19	$372 - $440
Milennial	2016	2	—	2	—	—	TBD
Escala	2016	78	—	78	—	—	$545 - $591
POD 5-1 Future	2017	215	—	215	—	—	TBD
Durango Ranch	2012	153	147	6	2	38	$467 - $560
Durango Trail	2014	77	74	3	3	33	$380 - $410
Meridian	2016	78	—	74	7	—	$566 - $666
LivingSmart at Providence	2012	106	106	—	—	1	$260 - $323
Encanto	2015	129	—	129	—	—	$406 - $468
Summerglen	2014	140	68	72	5	36	$293 - $299
The Canyons at MacDonald Ranch	2017	126	—	104	—	—	TBD
Nevada Total		2,511	946	1,539	79	374
Pardee Homes Total		19,398	2,951	16,314	274	1,130

Quadrant Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	409	14	12	49	$227 - $292
Skagit Clearwater Court, Mt Vernon	2016	11	—	11	8	—	$299 - $319
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
Kings Corner 1&2, Mill Creek	2014	116	99	17	10	55	$440 - $540
King's Corner 3, Mill Creek	2016	29	—	29	11	—	$456 - $492
Evergreen Heights, Monroe	2016	71	—	71	—	—	$359 - $407
The Grove at Canyon Park, Bothell	2017	60	—	32	—	—	$558 - $658
Palm Creek, Bothell	2017	41	—	41	—	—	$845 - $905
King County:
Sonata Hill, Auburn	2014	71	37	34	10	30	$351 - $379
The Gardens at Eastlake, Sammamish	2015	8	3	5	1	3	$902 - $963
Heathers Ridge, Kirkland	2015	41	12	29	19	12	$715 - $935
Hedgewood, Redmond	2015	11	3	8	3	3	$800 - $920
Grasslawn Estates, Redmond	2016	4	—	4	1	—	$1350
Vintner's Place, Kirkland	2016	35	—	35	—	—	$610 - $780
Hedgewood East, Redmond	2016	15	—	15	6	—	$825 - $975
Copperwood, Renton	2016	46	—	46	—	—	$520 - $626
Viscaia, Bellevue	2016	18	—	18	—	—	$617 - $672
Trailside, Redmond	2017	9	—	9	—	—	$686 - $735
Parkwood Terrace, Woodinville	2017	15	—	15	—	—	$680 - $750
Hazelwood Ridge, Newcastle	2017	30	—	30	—	—	$605 - $790
Inglewood Landing, Sammamish	2017	21	—	21	—	—	$880 - $962
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$834 - $929
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,200 - $1,500
English Landing P2, Redmond	2017	25	—	25	—	—	$910 - $1,029
English Landing P1, Redmond	2017	50	—	50	—	—	$910 - $1,029
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$590 - $890
Cedar Landing, North Bend	2017	138	—	13	—	—	$500 - $650
Monarch Ridge, Sammamish	2017	59	—	59	—	—	$761 - $961
42nd Avenue Townhomes, Seattle	TBD	40	—	40	—	—	TBD
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	36	4	—	25	$385 - $454
Harbor Hill S-8, Gig Harbor	2015	33	4	29	17	4	$385 - $454
Harbor Hill S-7, Gig Harbor	2016	7	—	7	—	—	$407 - $437
Chambers Ridge, Tacoma	2014	24	17	7	3	16	$480 - $525
Tehaleh, Bonney Lake	2013	85	84	1	1	29	$321
The Enclave at Harbor Hill, Gig Harbor	2016	33	—	33	7	—	$555 - $595
Thurston County:
Campus Fairways, Lacey	2015	39	13	26	8	13	$405 - $465
Kitsap County:
McCormick Meadows, Poulsbo	2012	167	119	48	19	44	$280 - $357
Vinland Pointe, Poulsbo	2013	90	82	8	7	47	$334 - $354
Mountain Aire, Poulsbo	2016	145	—	145	—	—	$390 - $440
Closed Communities	N/A	—	—	—	—	81	N/A
Washington Total		2,098	918	1,027	143	411
Quadrant Homes Total		2,098	918	1,027	143	411

Trendmaker Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	30	17	13	1	15	$452 - $506
Southern Trails, Pearland	2014	40	29	11	3	20	$493 - $569
Pomona, Manvel	2015	17	—	17	1	—	$420 - $471
Rise Meridiana	2015	7	—	7	—	—	$420 - $480
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	53	30	23	1	19	$421 - $447
Cross Creek Ranch 65', Fulshear	2013	52	21	31	—	15	$432 - $488
Cross Creek Ranch 70', Fulshear	2013	56	37	19	3	17	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	29	9	20	4	20	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	25	12	13	2	12	$627 - $755
Villas at Cross Creek Ranch, Fulshear	2013	101	91	10	1	29	$454 - $496
Cinco Ranch, Katy	2012	55	54	1	1	30	$349 - $420
Harvest Green 75', Richmond	2015	19	—	19	3	—	$438 - $518
Sienna Plantation 80', Missouri City	2013	45	39	6	3	23	$542 - $650
Sienna Plantation 85', Missouri City	2015	25	—	25	5	—	$531 - $650
Villas at Sienna South, Missouri City	2015	19	—	19	2	—	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	80	29	—	25	$465 - $506
Villas at Aliana, Richmond	2013	89	60	29	5	25	$407 - $503
Riverstone 55', Sugar Land	2013	34	17	17	1	16	$397 - $460
Riverstone 80', Sugar Land	2013	30	28	2	2	21	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	1	4	1	1	$1,174 - $1,232
The Townhomes at Imperial, Sugar Land	2015	27	20	7	5	20	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	50	44	6	2	5	$587 - $645
Harris County:
Fairfield, Cypress	2010	39	25	14	3	24	$474 - $573
Lakes of Fairhaven, Cypress	2008	166	157	9	9	35	$544 - $664
Towne Lake Living Views, Cypress	2013	122	104	18	—	20	$445 - $540
Calumet Townhomes, Houston	2015	4	4	—	—	4	$637
The Groves, Humble	2015	26	14	12	4	14	$454 - $505
Lakes of Creekside	2015	10	—	10	—	—	$549 - $648
Bridgeland '80	2015	5	—	5	—	—	$549 - $648
Hidden Arbor, Cypress	2015	59	—	59	—	—	$480
Clear Lake, Houston	2015	752	78	674	23	16	$383 - $658
Montgomery County:
Barton Woods, Conroe	2013	118	102	16	2	15	$421 - $623
Villas at Oakhurst, Porter	2013	55	50	5	1	18	$375 - $458
Woodtrace, Woodtrace	2014	30	11	19	1	11	$485 - $536
Northgrove, Tomball	2015	25	—	25	—	—	$498 - $551
Bender's Landing Estates, Spring	2014	104	23	81	5	22	$458 - $621
The Woodlands, Creekside Park	2015	25	—	25	—	—	$488 - $641
Waller County:			—
Cane Island, Katy	2015	15	—	15	5	—	$537 - $647
Hays County:
Belterra, Austin	2015	20	—	20	—	—	$550
Other:			—
Avanti Custom Homes	2007	125	107	18	19	22	$416 - $643
Texas Casual Cottages, Round Top	2010	88	76	12	15	16	$203 - $443
Texas Casual Cottages, Hill Country	2012	46	44	2	3	9
Texas Total		2,751	1,384	1,367	136	539
Trendmaker Homes Total		2,751	1,384	1,367	136	539

TRI Pointe Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Southern California
Orange County:
Rancho Mission Viejo	2013	105	105	—	—	24	Closed
Truewind, Huntington Beach	2014	49	49	—	—	40	$1,065 - $1,180
Arcadia, Irvine	2013	61	46	—	1	1	$1,199 - $1,420
Arcadia II, Irvine	2014	66	54	12	7	43	$1,199 - $1,281
Fairwind, Huntington Beach	2015	80	63	17	14	63	$937 - $1,032
Cariz, Irvine	2014	112	94	18	16	75	$495 - $650
Messina, Irvine	2014	59	38	12	10	30	$1,515 - $1,630
Aria-Rancho Mission Viejo	2015	87	3	84	4	3	$615 - $652
Aubergine-Rancho Mission Viejo	2016	66	—	66	8	—	$1,005 - $1,115
Aubergine II-Rancho Mission Viejo (SFD)	2017	57	—	57	—	—	TBD
San Diego County:
Altana, San Diego	2013	45	45	—	—	1	Closed
Riverside County:
Topazridge, Riverside	2012	68	63	5	4	—	$464 - $530
Topazridge II, Riverside	2014	49	45	4	3	22	$459 - $515
Alegre, Temecula	2014	96	96	—	—	77	$287 - $323
Aldea, Temecula	2014	90	77	13	13	54	$262 - $298
Kite Ridge, Riverside	2014	87	18	69	3	18	$445 - $470
Serrano Ridge at Sycamore Creek, Riverside	2015	87	4	83	2	4	$363 - $393
Terrassa Courts, Corona	2015	94	—	94	—	—	$400 - $438
Terrassa Villas, Corona	2015	52	—	52	—	—	$438 - $478
Los Angeles County:
Avenswood, Azusa	2013	66	66	—	—	12	Closed
Woodson, Playa Vista	2014	66	66	—	—	26	Closed
Grayson, Santa Clarita	2015	119	6	113	10	6	$517 - $550
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	13	139	9	13	$346 - $381
Kensington at Park Place, Ontario	2015	67	6	61	4	6	$486 - $509
St. James at Park Place, Ontario	2015	57	17	40	6	17	$453 - $468
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	—	—	$370 - $499
Southern California Total		2,053	974	1,055	114	535
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	63	26	17	46	$506 - $553
Hawthorne at Barrington, Brentwood	2014	105	58	47	11	39	$549 - $615
Marquette at Barrington, Brentwood	2015	90	17	73	8	17	$480 - $715
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$450 - $550
Penrose at Barrington, Brentwood	2016	34	—	34	—	—	$498 - $515
Santa Clara County:
Avellino, Mountain View	2013	63	63	—	—	8	Closed
Cobblestone, Milpitas	2015	32	22	10	7	22	$960 - $1,163
San Mateo County:
Canterbury, San Mateo	2014	76	76	—	—	50	$940 - $1,230
Solano County:
Redstone, Vacaville	2015	141	27	114	5	27	$455 - $527
San Joaquin County:
Ventana, Tracy	2015	93	22	71	6	22	$438 - $540
Sundance, Mountain House	2015	113	9	104	29	9	$555 - $635
Alameda County:
Cadence, Alameda Landing	2015	91	38	53	2	38	$1,057 - $1,234
Linear, Alameda Landing	2015	106	54	52	7	54	$685 - $915
Symmetry, Alameda Landing	2016	56	—	56	—	—	$775 - $875
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	—	39	—	—	$590 - $850
Blackstone at the Cannery, Hayward SFA	2016	105	—	105	—	—	$530 - $600
Blackstone at the Cannery, Hayward SFD	2016	52	—	52	—	—	$865 - $915
Catalina Crossing, Livermore	2017	31	—	31	—	—	$865 - $915
Jordan Ranch, Dublin	2017	56	—	56	—	—	$865 - $915
Jordan Ranch, Dublin	2017	105	—	57	—	—	$865 - $915
Northern California Total		1,571	449	1,074	92	332
California Total		3,624	1,423	2,129	206	867

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	100	49	24	44	$345 - $398
Terrain 3500 Series, Castle Rock	2015	67	37	30	20	37	$321 - $344
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	45	6	2	40	$385 - $441
Leyden Rock 5000 Series, Arvada	2015	67	30	37	17	30	$454 - $509
Candelas 6000 Series, Arvada	2015	76	6	70	5	6	$498 - $625
Denver County:
Platt Park North, Denver	2014	29	28	1	—	24	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	12	67	16	12	$394 - $426
Arapahoe County:
Whispering Pines, Aurora	2015	115	—	115	—	—	$518 - $600
Colorado Total		704	258	375	84	193
TRI Pointe Homes Total		4,328	1,681	2,504	290	1,060

Winchester Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Twelve
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	December 31,	December 31,	December 31,	December 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2015	2015(3)	2015(4)(5)	2015	(in thousands)(6)
Maryland
Anne Arundel County:
Watson's Glen, Millersville	2015	103	2	101	—	2	Closed
Frederick County:
Landsdale, Monrovia
Landsdale Village SFD	2015	222	16	206	7	16	$495 - $635
Landsdale Townhomes	2015	100	3	97	—	3	$340 - $365
Landsdale TND Neo SFD	2015	77	—	77	3	—	$435 - $468
Howard County:
Walnut Creek, Ellicott City	2014	21	15	6	8	6	$950 - $1,293
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	43	316	22	27	$480 - $719
Cabin Branch Boulevard Townhomes	2016	61	—	61	—	—	TBD
Cabin Branch Townhomes	2014	567	63	504	6	42	$375 - $390
Preserve at Stoney Spring-Lots for Sale	N/A	—	—	5	—	—	NA
Preserve at Rock Creek, Rockville	2012	68	63	5	2	17	$685 - $935
Poplar Run, Silver Spring
Poplar Run Townhomes	2013	136	118	18	12	49	$390 - $435
Poplar Run SFD	2010	326	209	117	17	44	$562 - $717
Potomac Highlands, Potomac	2016	23	—	23	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	89	—	89	—	—	TBD
Closed Communities	N/A	—	—	—	—	3
Maryland Total		2,152	532	1,625	77	209
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	25	3	2	8	$1460
Stuart Mill & Timber Lake, Oakton	2014	19	5	14	2	3	$1,363 - $1,675
Prince William County:
Villages of Piedmont, Haymarket	2015	168	17	151	1	17	$370 - $422
Loudoun County:
Brambleton, Ashburn
English Manor Townhomes	2014	41	25	16	3	18	$492 - $532
Glenmere at Brambleton SFD	2014	77	63	14	13	41	$650 - $723
Glenmere at Brambleton Townhomes	2014	85	72	13	1	44	$464 - $468
Vistas at Lansdowne, Lansdowne	2015	120	18	102	8	18	$569 - $650
Willowsford Grant II, Aldie	2016	3	—	3	—	—	TBD
Willowsford Greens, Aldie	2014	38	24	14	3	15	$750 - $840
Closed Communities	N/A	—	—	—	—	64
Virginia Total		579	249	330	33	228
Winchester Homes Total		2,731	781	1,955	110	437
TRI Pointe Group Total		33,943	8,786	24,733	1,156	4,057

(1)	Year of first delivery for future periods is based upon management's estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of December 31, 2015 include owned lots in backlog as of December 31, 2015.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of December 31, 2015, 716 homes are under construction, 237 homes have completed construction, and 203 homes have not started construction.

(6)

Sales price range reflects base price only and excludes any lot premium, homebuyer incentives and homebuyer-selected options, which may vary from project to project.  Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range.  Sales prices reflect current pricing and might not be indicative of past or future pricing.

Acquisition Process

We believe that our current inventory of lots owned or controlled will be adequate to supply our homebuilding operations for the foreseeable future.

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

We acquire land parcels pursuant to purchase agreements that are often structured as option contracts.  These option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices.  The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as "backbone" improvements, which include the installation of main roads or sewer mains).  Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable.  In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed upon level of profits from the project.  In limited instances such as when we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances when we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or when we seek to sell the land directly to a third party or indirectly through a change in control of our company.  Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.

Our Community Development, Construction and Sales and Marketing Process

Community Development

In California, we typically develop community phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold.  We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors.  We also will attempt to delay much of the customization of a home until a qualified homebuyer has been approved, so as to enable the homebuyer to tailor the home to that homebuyer's specifications; however, we will complete the build out of any unsold homes in a particular phase when deemed appropriate for marketing purposes of such home.  In our other regions, we typically develop communities on a lot by lot basis driven by sales demand.

The design of our homes is limited by factors such as zoning requirements, building codes and energy efficiency laws.  As a result, we contract with a number of architects and other consultants in connection with the design process.

Construction

Substantially all of our construction work is done by subcontractors with us acting as the general contractor.  We also enter into contracts as needed with design professionals and other service providers who are familiar with local market conditions and requirements.  We do not have long-term contractual commitments with our subcontractors, suppliers or laborers.  We maintain strong and long-standing relationships with many of our subcontractors.  We believe that our relationships have been enhanced through both maintaining our schedules and making timely payment to our subcontractors.  By dealing fairly with our key subcontractors, we are able to keep them attentive to our projects.

Sales and Marketing

In connection with the sale and marketing of our homes, we make extensive use of online and offline advertising and other promotional activities, including digital paid search and display advertising, the website of each of our six regional brands, print media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments.

We sell our homes through our own sales representatives and through independent real estate brokers.  Our in-house sales force typically works from sales offices located in model homes close to or in each community.  Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options.  Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market.  Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.

As of December 31, 2015, we owned 252 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features.  We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type.  Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers.  Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities.  In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers.  At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.

We typically sell homes using sales contracts that include cash deposits by the purchasers.  However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances.  Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results.  The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was consistent at 16% for each of the years ended December 31, 2015 and 2014.  Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates.  Our inventory of completed and unsold production homes was 351 and 288 homes as of December 31, 2015 and 2014, respectively.

Homebuyer Financing and Title Services

We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options.  Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.  Our financial services operation (“TRI Pointe Solutions”) is comprised of mortgage financing operations (“TRI Pointe Connect”), which was formed as a joint venture with an established mortgage lender, and title services operations (“TRI Pointe Assurance”).  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing that helps facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly-owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company.

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies.  We monitor the quality and workmanship of the subcontractors that we employ and we make regular inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each homebuyer throughout the pre-sale, sale, building, delivery and post-delivery periods.  These employees are also responsible for providing after sales customer service.  Our quality and service initiatives include taking homebuyers on a comprehensive tour of their home prior to delivery and using homebuyer survey results to improve our standards of quality and homebuyer satisfaction.

Warranty Program

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers.  Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Estimation of accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  We also periodically utilize the services of an independent third party actuary to assist us with evaluating the level of our accruals.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.  Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

Seasonality

We have experienced seasonal variations in our quarterly operating results and capital requirements.  We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the geographic mix of the homes we sell.

Backlog

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery.  For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

Raw Materials

Typically, all of the raw materials and most of the components used in our business are readily available in the United States.  Most are standard items carried by major suppliers.  However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials.  Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction.  We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.

Our Financing Strategy

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  As of December 31, 2015, we had $299.4 million outstanding related to our unsecured revolving credit facility, $2.4 million of seller financed loans and $868.7 million of outstanding senior notes as well as $214.5 million in cash and cash equivalents and $242.2 million available under our unsecured revolving credit facility.  Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.  As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized.  However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property-level debt and mortgage financing and other public, private or bank debt.

Segments

The Company's operations are organized in two principal businesses:  homebuilding and financial services.

Our homebuilding operation consists of six reportable segments:  Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.

Our financial services operation (TRI Pointe Solutions) is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations and our TRI Pointe Assurance title services operations.

For financial information about our segments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4, Segment Information, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Government Regulation and Environmental Matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations.  We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction.  Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment.  The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site's location, its environmental conditions and the present and former uses of the site, as well as adjoining properties.  Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.  In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas.  From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures.  Any such actions taken with respect to us may increase our costs.  Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with increasingly stringent laws and regulations.  Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.  California is especially susceptible to restrictive government regulations and environmental laws.  In addition, home deliveries in California may be delayed or prevented due to governmental responses to California’s long-term drought, even when we have obtained water rights for those projects.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination.  A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane.  Some homebuyers may not want to purchase a home with a mitigation system.

Our general contractor, real estate broker, mortgage joint venture and title agency operations are subject to licensing and regulation in the jurisdictions in which they operate.  Consequently, they are subject to net worth, bonding, disclosure, record-keeping and other requirements.  Failure to comply with applicable requirements could result in loss of license, financial penalties, or other sanctions.

Refer to Part I, Item 1A.  "Risk Factors" of this annual report on Form 10-K for risks related to government regulation and environmental matters.

Competition

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business.  Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor.  We compete for homebuyers primarily on the basis of a number of interrelated factors including home design and location, price, homebuyer satisfaction, construction quality, reputation and the availability of mortgage financing.  Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues.  Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products.  Furthermore, several of our primary competitors are significantly larger, have longer operating histories and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate.  Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate.  We also compete for sales with individual resales of existing homes and with available rental housing.

Employees

As of December 31, 2015, we had 1,036 employees, 435 of whom were executive, management and administrative personnel, 251 of whom were sales and marketing personnel and 350 of whom were involved in field construction.  Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements.  We believe that our relations with our employees and subcontractors are good.

Our Offices and Access to Information

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

Investors should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report on Form 10-K.  If any of the risks discussed in this annual report on Form 10-K occur, our business, liquidity, financial condition and results of operations (individually and collectively referred to in these risk factors as “Financial Performance”) could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and stockholders could lose all or a part of their investment.  Some statements in this annual report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the initial section of this annual report on Form 10-K entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Our Business

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential buildout.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our projects at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of projects is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels in a timely manner or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and Financial Performance could be negatively impacted.

Our quarterly results of operations may fluctuate because of the seasonal nature of our business and other factors.

We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. We typically experience the highest new home order activity during the first and second quarters of our fiscal year, although sales velocity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries.  We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. We expect this seasonal pattern to continue over the long-term, although it may be affected by market cyclicality, but there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods.  In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.

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

•	consumer confidence generally and the confidence of potential homebuyers and others in the real estate industry in particular;
•	financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;
•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
•	the U.S. and global financial systems and credit markets, including stock market and credit market volatility;
•	private and federal mortgage financing programs and federal and state regulation of lending practices;
•	the availability and cost of construction, labor and materials;
•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments and capital gain tax rates;
•	housing demand from population growth, household formation and demographic changes (including immigration levels and trends in urban and suburban migration);
•	the supply of available new or existing homes and other housing alternatives, such as condominiums, apartments and other residential rental property;
•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;
•	employment levels and job and personal income growth and household debt-to-income levels;
•	the rate of inflation;
•	real estate taxes; and
•	the supply of, and demand for, developable land in our current and expected markets.

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

Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly for us to do so. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.

Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes.  Many of our homebuyers must sell their existing homes in order to buy a home from us.  Since 2009, the U.S. residential mortgage market as a whole has experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers before the recent downturn.  This has led to tightened credit requirements and an increase in indemnity claims for mortgages.  Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards.  Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential homebuyer who wishes to purchase one of our homes.  If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our Financial Performance could be materially and adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.

Substantially all purchasers of our homes finance their acquisitions with mortgage financing.  Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.

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

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules.  These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings.  The effect of such provisions on lending institutions will depend on the rules that are ultimately adopted.  However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans.  Any such reduction could result in a decline of our home sales, which could have a material adverse effect on our Financial Performance.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect upon the demand for our home products, which could be material to our business.

Changes in federal income tax laws may affect demand for new homes.  Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income.  Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence.  If such proposals were enacted without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential homebuyers.  Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

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

The valuation of real property is inherently subjective and based on the individual characteristics of each property. Factors such as changes in regulatory requirements and applicable laws (including in relation to land development and building regulations, taxation and planning), political conditions, environmental conditions and requirements, the condition of financial markets, both local and national economic conditions, the financial condition of homebuyers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations of real property to uncertainty. Moreover, all valuations of real property are made on the basis of assumptions that may not prove to accurately reflect economic or demographic conditions. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be materially and adversely affected and we may not be able to recover our costs when we build and sell houses, land and lots.

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

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related events and natural disasters that are beyond our control. These weather-related events and natural disasters include, but are not limited to, droughts, floods, wildfires, landslides, soil subsidence, hurricanes, tornadoes and earthquakes. The occurrence of any of these events could damage our land and projects, cause delays in, or prevent, completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could materially and adversely affect our Financial Performance. We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes and hurricanes.

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

In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order that, among other things, directs the State Water Resources Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's order also calls on local water agencies to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. In February 2016, the State Water Resources Control Board extended restrictions on urban water use through October 2016.

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

The residential construction industry experiences serious shortages of skilled labor from time to time. The difficult operating environment during the recent downturn in the United States has resulted in the failure of the businesses of some contractors and subcontractors and may result in further failures. In addition, reduced levels of homebuilding in the United States have caused some skilled tradesmen to leave the real estate industry to take jobs in other industries. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.

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

The timing and quality of our construction activities depend upon the availability, cost and skill of contractors and subcontractors and their employees.  The supply of labor in the markets in which we operate could be adversely affected by changes in immigration laws and policies as well as changes in immigration trends.  Accordingly, it cannot be assured that a sufficient supply of skilled labor will be available to us in the future.  In addition, federal and state immigration laws and policies may have the effect of increasing our labor costs.  The lack of adequate supply of skilled labor or a significant increase in labor costs could materially and adversely affect our Financial Performance.

We could be responsible for employment-related liabilities with respect to our contractors’ employees.

Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage.

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

We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts.  Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.

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

Some of our markets have been and may continue to be adversely affected by declining oil prices.

The significant decline in oil prices that began in 2014 has adversely affected and may continue to adversely affect the economies in our Colorado and Houston markets, as energy is an important employment sector in both of those markets.  As a result, demand for our homes may be reduced in these markets and our Financial Performance could be negatively impacted.

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

The homebuilding industry is highly competitive, and if our competitors are more successful or offer better value to potential homebuyers, our business could decline.

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

We also compete with the resale, or “previously owned,” home market, the size of which may change significantly as result of changes in the rate of home foreclosures, which is affected by changes in economic conditions both nationally and locally.

We may be at a competitive disadvantage with respect to larger competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. Due to historical and other factors, some competitors may have a competitive advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to homebuyers more quickly and at more favorable prices. This competitive advantage could materially and adversely reduce our market share and limit our ability to continue to expand our business as planned.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was consistent at 16% for each of the years ended December 31, 2015 and 2014.

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

As a homebuilder, we are currently subject to home warranty, products liability and construction defect claims arising in the ordinary course of business, in addition to other potentially significant lawsuits, arbitration proceedings and other claims, including breach of contract claims, contractual disputes, personal injury claims and disputes relating to defective title or property misdescription. In connection with the Merger, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO.  Furthermore, since WRECO self-insured a significant portion of its general liability exposure relating to its operations outside of California and Nevada prior to the Merger, it is likely that most of these claims will not be covered by insurance.

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

For the years ended December 31, 2015 and 2014, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.

Inflation could materially and adversely affect us by increasing the costs of land, raw materials and labor, negatively impacting housing demand, raising our costs of capital, and decreasing our purchasing power.

Inflation could materially and adversely affect us by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market has an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential homebuyers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our Financial Performance.

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

Laws and regulations governing the residential mortgage and title insurance industries could materially and adversely affect our Financial Performance.

We recently established a joint venture to provide mortgage related services to homebuyers and a wholly-owned title agency.  The residential mortgage lending and title insurance industries are each heavily regulated.  Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs.  A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief.  In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations.  Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.  Any of these outcomes could materially and adversely affect our Financial Performance.

Deliveries of homes may be delayed as a result of lender compliance with a new rule governing the content and timing of mortgage loan disclosures to borrowers.

The Consumer Financial Protection Bureau (CFPB) has adopted a new rule governing the content and timing of mortgage loan disclosures to borrowers.  This new rule, commonly known as TILA-RESPA Integrated Disclosures or TRID, became effective on October 3, 2015.  Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect our Financial Performance.

We are subject to other litigation, which could materially and adversely affect us.

Lawsuits, claims and proceedings have been, or in the future may be, instituted or asserted against us in the normal course of business. Moreover, in connection with the Merger, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO.  Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against.  We generally intend to defend ourselves vigorously. However, we cannot be certain of the ultimate outcomes of any claims that may arise.  To resolve these matters, we may have to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affect our Financial Performance.  Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.  Uncertainty with respect to claims or litigation may adversely affect the availability and costs of future financings and may materially and adversely affect the trading prices of our outstanding securities.

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

A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose homebuyers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include penalties or fines, could materially and adversely affect our Financial Performance. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our Financial Performance.

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

Risks Related to the Merger

For additional information concerning the WRECO transaction, please refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Merger with Weyerhaeuser Real Estate Company, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Our tax sharing agreement with WRECO’s former parent restricts our ability to undertake significant actions.

In connection with the WRECO transaction, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Weyerhaeuser. The Tax Sharing Agreement generally restricts our and our affiliates’ ability to take certain actions that could cause the Merger and related transactions to fail to qualify as tax-free transactions.  In particular, for a two-year period following the Closing Date, our and our affiliates’ ability to undertake any of the following is restricted:

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

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore consolidated financial statements included in this annual report on Form 10-K reflect the historical consolidated financial statements of WRECO for all periods presented and do not include the historical financial statements of legacy TRI Pointe prior to the Closing Date.  Prior to the consummation of the Merger, WRECO was a business segment of Weyerhaeuser. Consequently, the historical financial information included in this annual report on Form 10-K was derived from the consolidated financial statements and accounting records of WRECO and reflects all direct costs as well as assumptions and allocations made by management of Weyerhaeuser. The financial position, results of operations and cash flows of WRECO presented may be different from those that would have resulted had WRECO been operated independently of Weyerhaeuser during the applicable periods or at the applicable dates. For example, in preparing the financial statements of WRECO, Weyerhaeuser made allocations of Weyerhaeuser corporate general and administrative expense deemed to be attributable to WRECO. However, these allocations reflect the corporate general and administrative expense attributable to WRECO operated as part of a larger organization and do not necessarily reflect the corporate general and administrative expense that would be incurred by WRECO had it been operated independently. Further, WRECO’s historical financial information does not reflect changes in WRECO’s operations that occurred in connection with the Merger. As a result, the historical financial information of WRECO is not a reliable indicator of future results.

Risks Related to Conflicts of Interest

The Starwood Fund has the right to nominate one member of our board of directors and its interests may not be aligned with other stockholders.

Pursuant to an Investor Rights Agreement, VII/TPC Holdings, L.L.C., a private equity fund managed by an affiliate of the Starwood Capital Group (the “Starwood Fund”), has the right to nominate one member of our board of directors for as long as it owns at least 5% of our outstanding common stock. The Starwood Fund’s interests may not be fully aligned with other stockholders and this could lead to a strategy that is not in the best interests of other stockholders.  Barry Sternlicht, our Chairman of the Board, is also the Chairman and Chief Executive Officer of Starwood Capital Group and Chris Graham, another member of our board of directors, is also a Senior Managing Director at Starwood Capital Group.  As a result, Messrs. Sternlicht and Graham will devote only a portion of their business time to their duties with our board of directors and will devote a majority of their business time to their duties with Starwood Capital Group and its affiliates and other commitments.  Moreover, we have engaged, and in the future may engage in transactions, such as land purchases, with Starwood Capital Group, Starwood Property Trust (which is managed by Starwood Capital Group) or their affiliates that could present an actual or perceived conflict of interest.  As a result, Messrs. Sternlicht and Graham may recuse themselves from actions of our board of directors with respect to approval of these transactions.  See Note 18, Related Party Transactions, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K

As previously disclosed in a Form 8-K that we filed with the SEC on September 5, 2014, the Starwood Fund has informed us that it has pledged certain of its shares of our common stock as collateral in connection with a margin loan.  We are not a party to the margin loan documents; however, a foreclosure on the pledged shares could materially and adversely affect the price of our common stock.  In addition, the pledged shares of our common stock and margin loan could present an actual or perceived conflict of interest with respect to Messrs. Sternlicht and Graham.

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

We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or otherwise in an amount sufficient to enable us to service or refinance our indebtedness, or to fund our other liquidity needs. We may also need to refinance all or a portion of our existing or future indebtedness on or before its maturity, and we cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on the refinanced debt, increases in interest expense could materially and adversely affect our Financial Performance. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in significant losses.

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

The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our operating expenses, including working capital needs.

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

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential, including relative to other opportunities;
•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow;
•	pending litigation and claims; and
•	the market price per share of our common stock.

During the recent economic downturn, domestic financial markets experienced unusual volatility, uncertainty and a restricting of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. In the event of another economic downturn or if general economic conditions should worsen, potential lenders may be unwilling or unable to provide us with suitable financing or may charge us prohibitively high fees in order to obtain financing. Moreover, due to the restrictions under the Tax Sharing Agreement, we are also currently limited in our ability to pursue equity or convertible debt financings.  As a result, depending on market conditions at the relevant time, we may have to rely more heavily on less efficient forms of debt financing that require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes.   Consequently, there is substantial uncertainty regarding our ability to access the credit and capital markets in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be materially and adversely affected by our inability to secure additional financing on reasonable terms, if at all. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any of the foregoing factors could materially and adversely affect our Financial Performance.

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

Higher interest rates may materially and adversely affect our Financial Performance.

We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.

Failure to hedge effectively against interest rate changes may materially and adversely affect our Financial Performance.

We may obtain one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure stockholders that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations. Failure of our hedging mechanisms could materially and adversely affect our Financial Performance.

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

Our ability to retain our management team and key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from any member of our management team or key personnel, or the potential that they could have competing obligations and will only spend a portion of their time working for us, could materially and adversely impact our Financial Performance. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our management from existing operations. Moreover, such a loss could be negatively perceived in the capital markets.

Although we are currently considering our insurance coverage, we have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.

Our employment agreements with Messrs. Bauer, Mitchell and Grubbs each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

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

A system of internal control over financial reporting, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of control systems reflects resource constraints and the benefits of controls must be considered in relationship to their costs.  Accordingly, there can be no assurance that all control issues or fraud will be detected.  We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses, or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  There is no assurance that our independent auditor will be able to provide an unqualified attestation report on internal control over financial reporting in future years.  If our independent auditor is unable to provide an unqualified attestation report, investors could lose confidence in the reliability of our financial statements, and our stock price could be materially and adversely affected.  The existence of any material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price for our common stock.

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

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant.  Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of stockholders’ shares.

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

We lease our corporate headquarters located in Irvine, California. Our homebuilding division offices and financial services operations are located in leased space in the markets where we conduct business.

We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

part iI

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TPH”. The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	2015
			Dividends
Quarter Ended	High	Low	Declared
March 31	$16.57	$13.48	$—
June 30	$16.15	$13.94	$—
September 30	$15.70	$12.89	$—
December 31	$14.60	$12.28	$—

	2014
			Dividends
Quarter Ended	High	Low	Declared
March 31	$20.00	$16.19	$—
June 30	$17.45	$14.71	$—
September 30	$16.45	$12.78	$—
December 31	$15.42	$12.59	$—

The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Comparison of the Cumulative Total Stockholders’ Return Among TRI Pointe Group, Inc., the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2015 was $12.67 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

As of February 19, 2016, we had 104 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—we do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

As discussed in Note 21, Subsequent Events, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K on January 27, 2016, our board of directors approved a $100 million stock repurchase program, effective January 26, 2016.  Under the program, the company may repurchase common stock with an aggregate value of up to $100 million through January 25, 2017.  As of this reporting date no shares have been repurchased under this program.  We are not obligated under the program to repurchase any specific number of shares, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws.

Item 6.	Selected Financial Data

The following sets forth our selected financial and operating data on a historical basis. The following summary of selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report on Form 10-K.

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

	Year Ended December 31,
	2015	2014	2013		2012	2011
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$2,291,264	$1,646,274	$1,218,430		$870,596	$768,071
Land and lot sales revenue	101,284	47,660	52,261		192,489	66,703
Other operations	7,601	9,682	4,021		7,221	2,971
Total revenues	2,400,149	1,703,616	1,274,712		1,070,306	837,745
Cost of home sales	1,807,091	1,316,470	948,561		690,578	589,574
Cost of land and lot sales	34,844	37,560	38,052		116,143	36,542
Other operations	4,360	3,324	2,854		5,214	2,682
Impairments and lot option abandonments	1,930	2,515	345,448	(1)	3,591	11,019
Sales and marketing	116,217	103,600	94,521		78,022	71,587
General and administrative	117,496	82,358	74,244		75,583	71,348
Restructuring charges	3,329	10,543	10,938		2,460	2,801
Homebuilding income (loss) from operations	314,882	147,246	(239,906)		98,715	52,192
Equity in income (loss) of unconsolidated entities	1,460	(278)	2		2,490	1,584
Transaction expenses	—	(17,960)	—		—	—
Other income (loss), net	858	(1,019)	2,450		(1,576)	496
Homebuilding income (loss) from continuing operations before taxes	317,200	127,989	(237,454)		99,629	54,272
Financial Services:
Revenues	1,010	—	—		—	—
Expenses	181	15	—		—	—
Equity in income (loss) of unconsolidated entities	1,231	(10)	—		—	—
Financial services income (loss) from continuing operations before taxes	2,060	(25)	—		—	—
Income (loss) from continuing operations before taxes	319,260	127,964	(237,454)		99,629	54,272
(Provision) benefit for income taxes	(112,079)	(43,767)	86,161	(2)	(38,910)	(19,333)
Income (loss) from continuing operations	207,181	84,197	(151,293)		60,719	34,939
Discontinued operations, net of income taxes	—	—	1,838		762	589
Net income (loss)	207,181	84,197	(149,455)		61,481	35,528
Net income attributable to noncontrolling interests	(1,720)	—	—		—	—
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)		$61,481	$35,528

Amounts attributable to TRI Pointe Group, Inc. common stockholders:
Income (loss) from continuing operations	$205,461	$84,197	$(151,293)		$61,481	$34,939
Income from discontinued operations	—	—	1,838		762	589
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)		$62,243	$35,528

Earnings (loss) per share
Basic
Continuing operations	$1.27	$0.58	$(1.17)		$0.47	$0.27
Discontinued operations	—	—	0.02		—	—
Net earnings (loss) per share	$1.27	$0.58	$(1.15)		$0.47	$0.27
Diluted
Continuing operations	$1.27	$0.58	$(1.17)		$0.47	$0.27
Discontinued operations	—	—	0.02		—	—
Net earnings (loss) per share	$1.27	$0.58	$(1.15)		$0.47	$0.27

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	4,181	2,947	3,055	2,665	1,902
New homes delivered	4,057	3,100	2,939	2,314	1,912
Average sales price of homes delivered	$565	$531	$415	$376	$402
Cancellation rate	16%	16%	15%	15%	16%
Average selling communities	115.9	99.1	85.5	71.9	74.6
Selling communities at end of period	104	108	89	68	69
Backlog at end of period, number of homes	1,156	1,032	897	781	430
Backlog at end of period, aggregate sales value	$697,334	$653,096	$507,064	$342,497	$167,505

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$214,485	$170,629	$4,510	$5,212	$3,170
Real estate inventories	$2,519,273	$2,280,183	$1,465,526	$1,643,691	$1,538,490
Total assets	$3,138,071	$2,889,838	$1,910,464	$1,999,537	$1,933,849
Total debt, net	$1,170,505	$1,138,493	$834,589	$798,808	$851,303
Total liabilities	$1,451,608	$1,417,362	$1,084,947	$1,005,810	$1,044,142
Total equity	$1,686,463	$1,472,476	$825,517	$993,727	$889,707

(1)

Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee Homes and excluded under the Transaction Agreement.

(2)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the sections of this annual report on Form 10-K entitled “Explanatory Note,” “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data,” “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Homebuilding:
Home sales revenue	$2,291,264	$1,646,274	$1,218,430
Land and lot sales revenue	101,284	47,660	52,261
Other operations	7,601	9,682	4,021
Total revenues	2,400,149	1,703,616	1,274,712
Cost of home sales	1,807,091	1,316,470	948,561
Cost of land and lot sales	34,844	37,560	38,052
Other operations	4,360	3,324	2,854
Impairments and lot option abandonments	1,930	2,515	345,448	(1)
Sales and marketing	116,217	103,600	94,521
General and administrative	117,496	82,358	74,244
Restructuring charges	3,329	10,543	10,938
Homebuilding income (loss) from operations	314,882	147,246	(239,906)
Equity in income (loss) of unconsolidated entities	1,460	(278)	2
Transaction expenses	—	(17,960)	—
Other income (loss), net	858	(1,019)	2,450
Homebuilding income (loss) from continuing operations before taxes	317,200	127,989	(237,454)
Financial Services:
Revenues	1,010	—	—
Expenses	181	15	—
Equity in income (loss) of unconsolidated entities	1,231	(10)	—
Financial services income (loss) from continuing operations before taxes	2,060	(25)	—
Income (loss) from continuing operations before taxes	319,260	127,964	(237,454)
(Provision) benefit for income taxes	(112,079)	(43,767)	86,161	(2)
Income (loss) from continuing operations	207,181	84,197	(151,293)
Discontinued operations, net of income taxes	—	—	1,838
Net income (loss)	207,181	84,197	(149,455)
Net income attributable to noncontrolling interests	(1,720)	—	—
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)

Amounts attributable to TRI Pointe Group, Inc. common stockholders:
Income (loss) from continuing operations	$205,461	$84,197	$(151,293)
Income from discontinued operations	—	—	1,838
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)

Earnings (loss) per share
Basic
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)
Diluted
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)

Weighted average shares outstanding
Basic	161,692,152	145,044,351	129,700,000
Diluted	162,319,758	145,531,289	129,700,000

(1)

Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee Homes and excluded under the Transaction Agreement.

(2)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2015			Year Ended December 31, 2014			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay Homes	578	16.6	2.9	385	16.4	2.0	50%	1%	48%
Pardee Homes	1,186	23.1	4.3	970	20.2	4.0	22%	14%	7%
Quadrant Homes	441	10.7	3.4	337	12.2	2.3	31%	(12)%	49%
Trendmaker Homes	457	25.1	1.5	557	24.0	1.9	(18)%	5%	(20)%
TRI Pointe Homes	1,107	26.9	3.4	359	9.2	3.3	208%	192%	4%
Winchester Homes	412	13.5	2.5	339	17.1	1.7	22%	(21)%	50%
Total	4,181	115.9	3.0	2,947	99.1	2.5	42%	17%	20%

Net new home orders for the year ended December 31, 2015 increased 42% to 4,181, compared to 2,947 during the prior year.  The increase in net new home orders was due to a 20% increase in absorption rates and a 17% increase in average selling communities. Net new home orders increased at all but one of our reporting segments, highlighted by the addition of TRI Pointe Homes for the full year ended December 31, 2015 resulting in 1,107 net new home orders compared to 359 in the prior year period. Trendmaker Homes in Houston reported an 18% decline in net new home orders compared to the prior year period resulting from a slowdown in the premium housing market in Houston as a result of uncertainty around the oil and gas industry.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2015			As of December 31, 2014			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay Homes	203	$82,171	$405	105	$40,801	$389	93%	101%	4%
Pardee Homes	274	200,588	732	218	147,044	675	26%	36%	9%
Quadrant Homes	143	72,249	505	113	51,568	456	27%	40%	11%
Trendmaker Homes	136	72,604	534	218	114,948	527	(38)%	(37)%	1%
TRI Pointe Homes	290	192,097	662	243	192,802	793	19%	(0)%	(17)%
Winchester Homes	110	77,625	706	135	105,933	785	(19)%	(27)%	(10)%
Total	1,156	$697,334	$603	1,032	$653,096	$633	12%	7%	(5)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was consistent at 16% for each of the years ended December 31, 2015 and 2014. The dollar value of backlog was approximately $697.3 million as of December 31, 2015, an increase of $44.2 million, or 7%, compared to $653.1 million as of December 31, 2014.  This increase is due to an increase in the number of homes in backlog of 124, or 12%, to 1,156 homes as of December 31, 2015 from 1,032 homes as of December 31, 2014.  The increase in backlog units was slightly offset by a decrease in the average sales price of homes in backlog of $30,000, or 5%, to $603,000 as of December 31, 2015.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2015			Year Ended December 31, 2014			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay Homes	480	$185,645	$387	396	$150,689	$381	21%	23%	2%
Pardee Homes	1,130	606,161	536	1,032	486,176	471	10%	25%	14%
Quadrant Homes	411	180,772	440	320	134,304	420	28%	35%	5%
Trendmaker Homes	539	275,658	511	561	278,038	496	(4)%	(1)%	3%
TRI Pointe Homes	1,060	774,005	730	404	324,219	803	162%	139%	(9)%
Winchester Homes	437	269,023	616	387	272,848	705	13%	(1)%	(13)%
Total	4,057	$2,291,264	$565	3,100	$1,646,274	$531	31%	39%	6%

Home sales revenue increased $645.0 million, or 39%, to $2.3 billion for the year ended December 31, 2015 from $1.6 billion for the prior year period. The increase was comprised of: (i) $508.2 million related to an increase in homes delivered to 4,057 for the year ended December 31, 2015 from 3,100 in the prior year; and (ii) $136.8 million due to a 6% increase in the average sales price of homes delivered to $565,000 for the year ended December 31, 2015 from $531,000 in the prior year. Home sales revenue was either up or relatively flat at all six of our homebuilding brands for the year ended December 31, 2015 compared to the prior year period.  The increase in new home deliveries was primarily attributable to the addition of legacy TRI Pointe Homes for the full year ended December 31, 2015 compared to partial prior year activity due to the timing of the Merger in July, 2014.  The addition of full year legacy TRI Pointe Homes resulted in a 656 increase in new homes delivered and a $450 million increase in home sales revenue, a 162% and 139% increase, respectively, compared to the same prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2015	%	2014	%
Home sales revenue	$2,291,264	100.0%	$1,646,274	100.0%
Cost of home sales	1,807,091	78.9%	1,316,470	80.0%
Homebuilding impairments and lot option abandonments	1,685	0.1%	2,147	0.1%
Homebuilding gross margin	482,488	21.1%	327,657	19.9%
Add: interest in cost of home sales	44,299	1.9%	28,354	1.7%
Add: impairments and lot option abandonments	1,685	0.1%	2,147	0.1%
Adjusted homebuilding gross margin(1)	$528,472	23.1%	$358,158	21.8%
Homebuilding gross margin percentage	21.1%		19.9%
Adjusted homebuilding gross margin percentage(1)	23.1%		21.8%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 21.1% for the year ended December 31, 2015 as compared to 19.9% for the prior year period. The prior year margin was impacted by a $17.2 million or 100 basis point noncash purchase accounting adjustment related to the fair value increase to legacy TRI Pointe’s inventory as a result of the Merger.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.1% for the year ended December 31, 2015 compared to 21.8% for the prior year period.  The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin described above.

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

Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2015	%	2014	%
Land and lot sales revenue	$101,284	100.0%	$47,660	100.0%
Cost of land and lot sales	34,844	34.4%	37,560	78.8%
Land and lot impairments and lot options abandonments	245	0.2%	346	0.7%
Land and lot gross margin	66,195	65.4%	9,754	20.5%
Add: interest in cost of land and lot sales	816	0.8%	23,791	49.9%
Add: impairments and land and lot assets	245	0.2%	346	0.7%
Adjusted land and lot gross margin(1)	$67,256	66.4%	$33,891	71.1%
Land and lot gross margin percentage	65.4%		20.5%
Adjusted land and lot gross margin percentage(1)	66.4%		71.1%

(1)	Non-GAAP financial measure (as discussed below).

Our land and lot gross margin percentage increased to 65.4% for the year ended December 31, 2015 as compared to 20.5% for the prior year period.  The increase in land and lot sales revenue and gross margin percentage were mainly due to the sale of a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of our Pardee Homes reporting segment.  The sale was completed in June for $53 million in cash.  The transaction included significant gross margins due to the low land basis of the Pacific Highlands Ranch community which was acquired in 1981.

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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended		As a Percentage of
	December 31,		Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$116,217	$103,600	5.1%	6.3%
General and administrative (G&A)	117,496	82,358	5.1%	5.0%
Total sales and marketing and G&A	$233,713	$185,958	10.2%	11.3%

Sales and marketing expense decreased to 5.1% of home sales revenue for the year ended December 31, 2015 from 6.3% of home sales revenue for the year ended December 31, 2014 mainly due to the addition of full year TRI Pointe Homes which has a lower sales and marketing expense as a percentage of home sales revenue due primarily to higher average sales prices per community.  In addition, we experienced efficiencies in our sales and marketing spending due to the 20% increase in our absorption rates. Sales and marketing expense increased $12.6 million, or 12%, to $116.2 million for the year ended December 31, 2015 from $103.6 million for the prior year period. The increase in sales and marketing expense was related primarily to the increase in new home deliveries compared to the prior year and the addition of TRI Pointe Homes for the full year compared to the prior year with no comparable amounts before the Merger.

General and administrative expense increased by $35.1 million to $117.5 million for the year ended December 31, 2015 from $82.4 million for the prior year ended December 31, 2014.  General and administrative expense increased slightly to 5.1% of home sales revenue for the year ended December 31, 2015 from 5.0% of home sales revenue for the same period in the prior year. The increase in general and administrative expenses is primarily related to the addition of TRI Pointe Homes with no comparable amounts in the prior year before the Merger.

Total sales and marketing and G&A (“SG&A”) expense increased $47.7 million, or 26%, to $233.7 million for the year ended December 31, 2015 from $186.0 million in the prior year period, but improved to 10.2% of home sales revenue from 11.3% for the years ended December 31, 2015 and 2014, respectively.

Restructuring Charges

Restructuring charges decreased to $3.3 million for the year ended December 31, 2015 compared to $10.5 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014 related to retention, severance and related costs in connection with the Merger.

Transaction Expenses

As a result of the Merger, the Company has incurred advisory, financing, integration and other transaction expenses during the year ended December 31, 2014 of $18.0 million. We did not incur any transaction related expenses during the years ended December 31, 2013 and 2015.

Interest

Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $61.0 million and $41.7 million for the years ended December 31, 2015 and 2014, respectively. The capitalized portion of interest incurred was $61.0 million and $39.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest incurred during the year ended December 31, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt for the full year in 2015 compared to a partial prior year period, as the senior note debt was issued in June of 2014.

All interest incurred in 2015 was capitalized.  Interest expense was $2.7 million for the year ended December 31, 2014.  Interest expense is included in other income (loss), net on the consolidated statements of operations.

Income Tax

For the year ended December 31, 2015, we have recorded a tax provision of $112.1 million based on an effective tax rate of 35.1%. For the year ended December 31, 2014, we recorded a tax provision of $43.8 million based on an effective tax rate of 34.2%. The increase in our provision for income tax was primarily the result of the increase in income from operations for the year ended December 31, 2015.

Financial Services Segment

Income from our financial services operations increased to $2.1 million for the year ended December 31, 2015 compared to a loss of $25,000 in the same period in the prior year.  The increase in financial services income for the year ended December 31, 2015 primarily relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and therefore had minimal activity in 2014.

Lots Owned or Controlled by Segment

Excluded from owned or controlled lots are those related to Note 8, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2015	2014	Amount	%
Lots Owned
Maracay Homes	1,566	1,280	286	22%
Pardee Homes	16,314	17,354	(1,040)	(6)%
Quadrant Homes	1,027	973	54	6%
Trendmaker Homes	1,367	805	562	70%
TRI Pointe Homes	2,504	2,868	(364)	(13)%
Winchester Homes	1,955	2,255	(300)	(13)%
Total	24,733	25,535	(802)	(3)%
Lots Controlled(1)
Maracay Homes	245	705	(460)	(65)%
Pardee Homes	365	285	80	28%
Quadrant Homes	247	571	(324)	(57)%
Trendmaker Homes	491	1,268	(777)	(61)%
TRI Pointe Homes	1,124	858	266	31%
Winchester Homes	397	496	(99)	(20)%
Total	2,869	4,183	(1,314)	(31)%
Total Lots Owned or Controlled(1)	27,602	29,718	(2,116)	(7)%

(1)	As of December 31, 2015 and 2014, lots controlled included lots that were under land option contracts or purchase contracts.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2014			Year Ended December 31, 2013			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay Homes	385	16.4	2.0	488	12.8	3.2	(21)%	28%	(38)%
Pardee Homes	970	20.2	4.0	1,152	17.9	5.4	(16)%	13%	(25)%
Quadrant Homes	337	12.2	2.3	354	12.2	2.4	(5)%	0%	(5)%
Trendmaker Homes	557	24.0	1.9	649	22.0	2.5	(14)%	9%	(21)%
TRI Pointe Homes	359	9.2	3.3	—	—	—	N/A	N/A	N/A
Winchester Homes	339	17.1	1.7	412	20.6	1.7	(18)%	(17)%	(1)%
Total	2,947	99.1	2.5	3,055	85.5	3.0	(4)%	16%	(17)%

Net new home orders for the year ended December 31, 2014 decreased 4% to 2,947, compared to 3,055 during the prior year.  The decrease in net new home orders was due to a decrease in our monthly absorption rate in each of our segments which reported in the comparable prior year.  Our overall absorption rate for the year ended December 31, 2014 was 29.7 per average selling community (2.5 monthly), compared to 35.7 per average selling community (3.0 monthly) during the prior year period.  Net new home orders decreased at Maracay Homes and Winchester Homes due to the overall softening market conditions in the Arizona, Maryland and Virginia markets compared to the prior year. Trendmaker’s net new home orders and absorption pace declined mainly due to a focus on margin and selling price over sales pace and a slowdown in the premium housing market in Houston that was driven by falling oil prices.  Pardee’s absorption rate decreased compared to the prior year but remained strong overall at 4.0 orders per month per community.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2014			As of December 31, 2013			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay Homes	105	$40,801	$389	116	$42,068	$363	(10)%	(3)%	7%
Pardee Homes	218	147,044	675	280	171,077	611	(22)%	(14)%	10%
Quadrant Homes	113	51,568	456	96	44,262	461	18%	17%	(1)%
Trendmaker Homes	218	114,948	527	222	108,491	489	(2)%	6%	8%
TRI Pointe Homes	243	192,802	793	—	—	—	N/A	N/A	N/A
Winchester Homes	135	105,933	785	183	141,166	771	(26)%	(25)%	2%
Total	1,032	$653,096	$633	897	$507,064	$565	15%	29%	12%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 16% for the year ended December 31, 2014 as compared to 15% during the prior year period. The dollar value of backlog was approximately $653.1 million as of December 31, 2014, an increase of $146.0 million, or 29%, compared to $507.1 million as of December 31, 2013.  This increase is due to an increase in the number of homes in backlog of 135, or 15%, to 1,032 homes as of December 31, 2014 from 897 homes as of December 31, 2013, in addition to an increase in the average sales price of homes in backlog of $68,000, or 12%, to $633,000 as of December 31, 2014 compared to $565,000 as of December 31, 2013.  The increase in the number of homes in backlog and the average sales price of homes in backlog was mainly the result of the addition of TRI Pointe Homes, which had 243 homes in backlog and an average sales price in backlog of $793,000 as of December 31, 2014.  The increase associated with the addition of TRI Pointe Homes in the current year was partially offset by decreases in backlog at Maracay Homes, Pardee Homes, Trendmaker Homes and Winchester Homes.  These decreases were in line with the new home order decreases discussed above and the result of the same market conditions.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2013			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay Homes	396	$150,689	$381	463	$145,822	$315	(15)%	3%	21%
Pardee Homes	1,032	486,176	471	1,183	477,956	404	(13)%	2%	17%
Quadrant Homes	320	134,304	420	363	116,270	320	(12)%	16%	31%
Trendmaker Homes	561	278,038	496	585	260,566	445	(4)%	7%	11%
TRI Pointe Homes	404	324,219	803	—	—	—	N/A	N/A	N/A
Winchester Homes	387	272,848	705	345	217,816	631	12%	25%	12%
Total	3,100	$1,646,274	$531	2,939	$1,218,430	$415	6%	35%	28%

Home sales revenue increased $427.8 million, or 35%, to $1.6 billion for the year ended December 31, 2014 from $1.2 billion for the prior year period. The increase was comprised of: (i) $342.3 million related to an increase in average sales price of $116,000 per home to $531,000 for the year ended December 31, 2014 from $415,000 in the prior year; and (ii) $85.5 million due to a 6% increase in homes delivered to 3,100 for the year ended December 31, 2014 from 2,939 in the prior year. The increase in the average sales price and new home deliveries was primarily attributable to the addition of legacy TRI Pointe Homes with no comparable amounts in the prior year period. In addition, the average sales price of homes delivered increased at all of our reporting segments due to a change in product mix with a shift to a more move-up product in certain markets and price increases in certain markets.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2014	%	2013	%
Home sales revenue	$1,646,274	100.0%	$1,218,430	100.0%
Cost of home sales	1,316,470	80.0%	948,561	77.9%
Homebuilding impairments and lot option abandonments	2,147	0.1%	1,719	0.1%
Homebuilding gross margin	327,657	19.9%	268,150	22.0%
Add: interest in cost of home sales	28,354	1.2%	25,584	2.1%
Add: impairments and lot option abandonments	2,147	0.1%	1,719	0.1%
Adjusted homebuilding gross margin(1)	$358,158	21.8%	$295,453	24.2%
Homebuilding gross margin percentage	19.9%		22.0%
Adjusted homebuilding gross margin percentage(1)	21.8%		24.2%

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.9% for the year ended December 31, 2014 as compared to 22.0% for the prior year period. This decrease was primarily due to a $17.2 million or 100 basis point non-cash purchase accounting adjustment related to the fair value increase to legacy TRI Pointe Homes’ inventory as result of the Merger. Excluding interest in cost of home sales and homebuilding impairment charges, adjusted homebuilding gross margin percentage was 21.8% for the year ended December 31, 2014, compared to 24.2% for the prior year period. The decrease in the adjusted homebuilding gross margin was due to price incentives in some of our markets that have experienced softening market conditions as discussed above.

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

Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2014	%	2013	%
Land and lot sales revenue	$47,660	100.0%	$52,261	100.0%
Cost of land and lot sales	37,560	78.8%	38,052	72.8%
Land and lot impairments and lot options abandonments	346	0.7%	343,660	657.6%
Land and lot gross margin	9,754	20.5%	(329,451)	(630.4)%
Add: interest in cost of land and lot sales	23,791	49.9%	11,087	21.2%
Add: impairments and lot option abandonments	346	0.7%	343,660	657.6%
Adjusted land and lot gross margin(1)	$33,891	71.1%	$25,296	48.4%
Land and lot gross margin percentage	20.5%		(630.4)%
Adjusted land and lot gross margin percentage(1)	71.1%		48.4%

(1)	Non-GAAP financial measure (as discussed below).

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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended		As a Percentage of
	December 31,		Home Sales Revenue
	2014	2013	2014	2013
Sales and marketing	$103,600	$94,521	6.3%	7.8%
General and administrative (G&A)	82,358	74,244	5.0%	6.1%
Total sales and marketing and G&A	$185,958	$168,765	11.3%	13.9%

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

Transaction Expenses

As a result of the Merger, the Company has incurred advisory, financing, integration and other transaction costs during the year ended December 31, 2014 of $18.0 million. We did not incur any transaction related expenses during the years ended December 31, 2013 and 2015.

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

Interest expense was $2.7 million and $3.6 million during the years ended December 31, 2014 and 2013, respectively. Interest expense is included in other income (loss), net on the consolidated statements of operations.

Income Tax

For the year ended December 31, 2014, we recorded a tax provision of $43.8 million based on an effective tax rate of 34.2%. For the year ended December 31, 2013, we recorded a tax benefit of $86.2 million based on an effective tax rate of 36.3%. The increase in our provision for income tax was primarily the result of the increase in income from operations for the year ended December 31, 2014.  Loss from operations for the year ended December 31, 2013 included a $343.3 million impairment charge related to Coyote Springs which was an excluded asset per the Transaction Agreement.

Lots Owned or Controlled by Segment

Excluded from owned or controlled lots are those related to Note 8, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2014	2013	Amount	%

Lots Owned
Maracay Homes	1,280	1,118	162	14%
Pardee Homes(2)	17,354	17,950	(596)	(3)%
Quadrant Homes	973	864	109	13%
Trendmaker Homes	805	679	126	19%
TRI Pointe Homes	2,868	—	2,868	N/A
Winchester Homes	2,255	2,105	150	7%
Total	25,535	22,716	2,819	12%
Lots Controlled(1)
Maracay Homes	705	1,189	(484)	(41)%
Pardee Homes(2)	285	1,026	(741)	(72)%
Quadrant Homes	571	520	51	10%
Trendmaker Homes	1,268	1,074	194	18%
TRI Pointe Homes	858	—	858	N/A
Winchester Homes	496	1,088	(592)	(54)%
Total	4,183	4,897	(714)	(15)%
Total Lots Owned or Controlled(1)	29,718	27,613	2,105	8%

(1)	As of December 31, 2014 and 2013, lots controlled included lots that were under land option contracts or purchase contracts.
(2)	As of December 31, 2013, excludes 10,686 lots owned and 56,413 lots controlled relating to Coyote Springs, which were excluded assets per the Transaction Agreement.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2015 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2015, we had $214.5 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing for at least the next twelve months.

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

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of December 31, 2015, $19.7 million and $26.4 million of interest was paid on the 2019 Notes and the 2024 Notes, respectively.  As of December 31, 2015, no principal has been paid on the Senior Notes, and there was $20.4 million of capitalized debt financing costs related to the Senior Notes on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

Unsecured Revolving Credit Facility

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) to increase the aggregate commitment amount from $425 million to $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio.

As of December 31, 2015, the outstanding balance under the Credit Facility was $299.4 million with an interest rate 2.35% per annum and $242.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At December 31, 2015, we had outstanding letters of credit of $8.4 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

As of December 31, 2015, the Company had $2.4 million outstanding related to seller financed loans to acquire lots for the construction of homes.  Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans will accrue interest at a weighted average rate of 6.84% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.

Covenant Compliance

Under our Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	December 31,	December 31,
Financial Covenants	2015	2015
Consolidated Tangible Net Worth	$1,502,654	$970,967
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	39.5%	<55%
(Not to exceed 55%)
Interest Coverage Test	6.4	>1.5
(Not less than 1.5:1.0)

As of December 31, 2015 we were in compliance with all of the above financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	December 31,	December 31,
	2015	2014
Unsecured revolving credit facility	$299,392	$260,000
Seller financed loans	2,434	14,677
Senior Notes	868,679	863,816
Total debt	1,170,505	1,138,493
Stockholders’ equity	1,664,683	1,454,180
Total capital	$2,835,188	$2,592,673
Ratio of debt-to-capital(1)	41.3%	43.9%

Total debt	$1,170,505	$1,138,493
Less: Cash and cash equivalents	(214,485)	(170,629)
Net debt	956,020	967,864
Stockholders’ equity	1,664,683	1,454,180
Total capital	$2,620,703	$2,422,044
Ratio of net debt-to-capital(2)	36.5%	40.0%

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
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

Cash Flows—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The comparison of cash flows for the years ended December 31, 2015 and 2014 is as follows:

•

Net cash provided by operating activities increased by $144.4 million to $31.0 million in 2015 from a use of $113.4 million in 2014. The change was primarily comprised of net income of $207.2 million in 2015 compared to $84.2 million in 2014.  Other activity included, (i) a decrease in the new cash outflow related to real estate inventories of $235.0 million in 2015 compared to $276.3 million in 2014 and (ii) other offsetting activity included changes in other assets, receivables and deferred income taxes.

•

Net cash used in investing activities was $862,000 in 2015 compared to cash provided of $44.7 million in 2014. Cash provided by investing activities for 2014 was primarily related to cash acquired in the Merger.

•

Net cash provided by financing activities decreased to $13.7 million in 2015 from $234.8 million in 2014. The change was primarily a result of prior year activity associated with proceeds from the issuance of senior notes of $886.7 million, offset by payments of debt payable to Weyerhaeuser of $623.6 million.

As of December 31, 2015, our cash and cash equivalents balance was $214.5 million.

Cash Flows—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The comparison of cash flows for the years ended December 31, 2014 and 2013 is as follows:

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements.  As of December 31, 2015, we had $42.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $377.4 million (net of deposits).

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

As of December 31, 2015, we had $242.2 million of availability under our secured revolving credit facilities after considering the borrowing base provisions and outstanding letters of credit.

Contractual Obligations Table

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2015, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,201,826	$2,434	$—	$749,392	$450,000
Long-term debt interest payments	313,986	53,327	106,321	64,010	90,328
Operating leases(2)	35,643	7,448	12,095	9,057	7,043
Purchase obligations(3)	377,441	219,402	158,039	—	—
Total	$1,928,896	$282,611	$276,455	$822,459	$547,371

(1)

For a more detailed description of our long-term debt, please see Note 13, Senior Notes and Notes Payable and Other Borrowings, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)

For a more detailed description of our operating leases, please see Note 15, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)

Includes $377.4 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2015. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements.”

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to homebuyers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.  In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the first and second quarters of our fiscal year, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters of our fiscal year, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively under development. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs require a substantial degree of judgment by management.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2015, 2014 and 2013 we recorded real estate inventory impairment charges of $1.2 million, $931,000 and $341.1 million, respectively.  The impairment charge in 2013 is primarily related to the impairment of Coyote Springs, which was an excluded asset per the Transaction Agreement.

Revenue Recognition

In accordance with ASC 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and/or the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Warranty Reserves

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  In addition, we maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. In 2015, we engaged a third-party actuary to analyze our warranty reserves and allowances to cover any current or future construction-related claims.  The third-party actuary used our historical expense and claim data, as well as industry data, to estimate a reserve amount.  As result of this analysis, we increased our warranty liability by $6.0 million during the fourth quarter of 2015.  Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. Share-based awards are expensed on a straight-line basis over the expected vesting period.

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

We classify any interest and penalties related to income taxes as part of income tax expense. As of December 31, 2015 and 2014, the Company had liabilities for gross unrecognized tax benefits of $272,000 and $14.9 million, respectively, the majority of which were assumed in connection with the Merger.

Goodwill

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we will evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Based on our qualitative analysis, we have concluded as of December 31, 2015, our goodwill was not impaired.  For further details on the goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Related Party Transactions

In June of 2014, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.7 million from an entity managed by an affiliate of the Starwood Capital Group. In January of 2015, TRI Pointe acquired an additional 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of the Starwood Capital Group. The chairman of the Company’s board of directors is Barry Sternlicht who is also the chairman of the Starwood Capital Group.  This acquisition was approved by TRI Pointe’s independent directors.

In October of 2015, we entered into an agreement with an affiliate of BlackRock, Inc. to acquire 161 lots located in Dublin, California, for a purchase price of approximately $60 million.  BlackRock, Inc. is a greater than five percent holder of our common stock.  This acquisition was approved by the Executive Land Committee, which is comprised of independent directors.

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

In April 2015 and August 2015, the FASB issued Accounting Standards Update No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30) and Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which changes the presentation of debt issuance costs related to a recognized debt liability in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The FASB will permit debt issuance costs related to line-of-credit agreements to be deferred and presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Amortization of the costs is reported as interest expense.  We adopted ASU 2015-03 on December 31, 2015 and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-03, $20.4 million and $23.7 million of deferred loan costs at December 31, 2015 and 2014, respectively, were reclassified from “Other assets” to “Senior notes” in our Consolidated Balance Sheets.  See Note 13, Senior Notes and Notes Payable and Other Borrowings, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of position.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The adoption of ASU 2015-17 will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of our unsecured revolving credit facility, seller financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2015.

	Expected Maturity Date
								Estimated
December 31,	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$—	$299,392	$—	$—	$299,392	$299,392
Weighted average interest rate	0.0%	0.0%	0.0%	2.4%	0.0%	0.0%	2.4%	2.4%

Fixed rate debt	$2,434	$—	$—	$450,000	$—	$450,000	$902,434	$883,828
Weighted average interest rate	6.8%	0.0%	0.0%	4.4%	0.0%	5.9%	5.1%	5.1%

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 13, Senior Notes and Notes Payable and Other Borrowings, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

See Item 15 included in this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TRI Pointe Group, Inc.

We have audited TRI Pointe Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TRI Pointe Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TRI Pointe Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TRI Pointe Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statement of operations, equity, and cash flows for each of the two years in the period ended December 31, 2015 of TRI Pointe Group, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 26, 2016

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Item 9B.	Other Information

None.

part iII

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated by reference from the information contained in our 2016 Proxy Statement under the captions “Board of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation

The information required in response to this item is incorporated by reference to our 2016 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required in response to this item is incorporated by reference to our 2016 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required in response to this item is incorporated by reference to our 2016 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference to our 2016 Proxy Statement under the caption “Audit Committee Matters.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TRI Pointe Group, Inc.

We have audited the accompanying consolidated balance sheets of TRI Pointe Group, Inc. (formerly TRI Pointe Homes, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRI Pointe Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its reporting of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRI Pointe Group’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Weyerhaeuser Real Estate Company:

We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2013 of Weyerhaeuser Real Estate Company and subsidiaries as of December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Weyerhaeuser Real Estate Company and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, WA

February 18, 2014

TRI POINTE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$214,485	$170,629
Receivables	43,710	20,118
Real estate inventories	2,519,273	2,280,183
Investments in unconsolidated entities	18,999	16,805
Goodwill and other intangible assets, net	162,029	162,563
Deferred tax assets, net	130,657	157,821
Other assets	48,918	81,719
Total assets	$3,138,071	$2,889,838
Liabilities
Accounts payable	$64,840	$68,860
Accrued expenses and other liabilities	216,263	210,009
Unsecured revolving credit facility	299,392	260,000
Seller financed loans	2,434	14,677
Senior notes, net	868,679	863,816
Total liabilities	1,451,608	1,417,362

Commitments and contingencies (Note 15)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 161,813,750 and 161,355,490 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,618	1,614
Additional paid-in capital	911,197	906,159
Retained earnings	751,868	546,407
Total stockholders’ equity	1,664,683	1,454,180
Noncontrolling interests	21,780	18,296
Total equity	1,686,463	1,472,476
Total liabilities and equity	$3,138,071	$2,889,838

 See accompanying notes.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Homebuilding:
Home sales revenue	$2,291,264	$1,646,274	$1,218,430
Land and lot sales revenue	101,284	47,660	52,261
Other operations	7,601	9,682	4,021
Total revenues	2,400,149	1,703,616	1,274,712
Cost of home sales	1,807,091	1,316,470	948,561
Cost of land and lot sales	34,844	37,560	38,052
Other operations	4,360	3,324	2,854
Impairments and lot option abandonments	1,930	2,515	345,448
Sales and marketing	116,217	103,600	94,521
General and administrative	117,496	82,358	74,244
Restructuring charges	3,329	10,543	10,938
Homebuilding income (loss) from operations	314,882	147,246	(239,906)
Equity in income (loss) of unconsolidated entities	1,460	(278)	2
Transaction expenses	—	(17,960)	—
Other income (loss), net	858	(1,019)	2,450
Homebuilding income (loss) from continuing operations before taxes	317,200	127,989	(237,454)
Financial Services:
Revenues	1,010	—	—
Expenses	181	15	—
Equity in income (loss) of unconsolidated entities	1,231	(10)	—
Financial services income (loss) from continuing operations before taxes	2,060	(25)	—
Income (loss) from continuing operations before taxes	319,260	127,964	(237,454)
(Provision) benefit for income taxes	(112,079)	(43,767)	86,161
Income (loss) from continuing operations	207,181	84,197	(151,293)
Discontinued operations, net of income taxes	—	—	1,838
Net income (loss)	207,181	84,197	(149,455)
Net income attributable to noncontrolling interests	(1,720)	—	—
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)

Amounts attributable to TRI Pointe Group, Inc. common stockholders:
Income (loss) from continuing operations	$205,461	$84,197	$(151,293)
Income from discontinued operations	—	—	1,838
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)

Earnings (loss) per share
Basic
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)
Diluted
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)

Weighted average shares outstanding
Basic	161,692,152	145,044,351	129,700,000
Diluted	162,319,758	145,531,289	129,700,000

See accompanying notes.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Shares (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2012	129,700,000	$1,297	$340,817	$611,665	$953,779	$39,948	$993,727
Net loss	—	—	—	(149,455)	(149,455)	—	(149,455)
Return of capital to Weyerhaeuser	—	—	(13,920)	—	(13,920)	—	(13,920)
Excess tax benefit of share-based awards, net	—	—	1,690	—	1,690	—	1,690
Stock-based compensation expense	—	—	5,002	—	5,002	—	5,002
Distributions to noncontrolling interests, net	—	—	—	—	—	(7,121)	(7,121)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(4,406)	(4,406)
Balance at December 31, 2013	129,700,000	1,297	333,589	462,210	797,096	28,421	825,517
Net income	—	—	—	84,197	84,197	—	84,197
Capital contribution by Weyerhaeuser, net	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued under share-based awards	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	1,614	906,159	546,407	1,454,180	18,296	1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Adjustment to capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	$1,618	$911,197	$751,868	$1,664,683	$21,780	$1,686,463

See accompanying notes.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$207,181	$84,197	$(149,455)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,274	11,423	13,489
Equity in (income) loss of unconsolidated entities, net	(2,691)	288	(2)
Deferred income taxes, net	27,164	5,716	(108,869)
Amortization of stock-based compensation	11,935	8,626	5,002
Charges for impairments and lot option abandonments	1,930	2,515	345,448
Net gain on sale of discontinued operations	—	—	(1,946)
Charge for early extinguishment of debt	—	—	645
Bridge commitment fee	—	10,322	—
Changes in assets and liabilities:
Real estate inventories	(235,030)	(276,315)	(165,471)
Receivables	(23,592)	40,933	44,689
Other assets	35,360	(6,680)	(19,391)
Accounts payable	(4,020)	5,571	(6,538)
Accrued expenses and other liabilities	4,494	(46)	20,200
Returns on investments in unconsolidated entities, net	—	80	1,111
Other operating cash flows	—	—	84
Net cash provided by (used in) operating activities	31,005	(113,370)	(21,004)
Cash flows from investing activities:
Purchases of property and equipment	(809)	(7,850)	(10,350)
Cash acquired in the Merger	—	53,800	—
Proceeds from sale of property and equipment	—	23	5
Investments in unconsolidated entities	(1,468)	(1,311)	(1,571)
Proceeds from the sale of discontinued operations	—	—	3,623
Distributions from unconsolidated entities	1,415	—	—
Net cash (used in) provided by investing activities	(862)	44,662	(8,293)
Cash flows from financing activities:
Borrowings from debt	140,000	100,600	—
Repayment of debt	(112,851)	(53,051)	(109,900)
Debt issuance costs	(2,688)	(23,000)	—
Proceeds from issuance of senior notes	—	886,698	—
Bridge commitment fee	—	(10,322)	—
Repayment of debt payable to Weyerhaeuser	—	(623,589)	145,036
Decrease in book overdrafts	—	(22,491)	6,821
Distributions to Weyerhaeuser	—	(8,606)	(13,920)
Net (repayments) proceeds of debt held by variable interest entities	(6,769)	3,903	5,582
Contributions from noncontrolling interests	5,990	1,895	925
Distributions to noncontrolling interests	(9,823)	(19,143)	(8,046)
Proceeds from issuance of common stock under share-based awards	1,616	176	—
Excess tax benefits of share-based awards	428	1,757	2,097
Minimum tax withholding paid on behalf of employees for share-based awards	(2,190)	—	—
Net cash provided by financing activities	13,713	234,827	28,595
Net increase (decrease) in cash and cash equivalents	43,856	166,119	(702)
Cash and cash equivalents - beginning of year	170,629	4,510	5,212
Cash and cash equivalents - end of year	$214,485	$170,629	$4,510

See accompanying notes.

TRI POINTE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

TRI Pointe Group, Inc. is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across eight states, including Maracay Homes in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester Homes in Maryland and Virginia.

Formation of TRI Pointe Group

On July 7, 2015, TRI Pointe Homes reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly-owned subsidiary of TRI Pointe Group.  As a result of the reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act on July 7, 2015.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of December 31, 2015 and 2014 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.

As a result of the adoption of ASU 2015-03, $20.4 million and $23.7 million of deferred loan costs at December 31, 2015 and 2014, respectively, were reclassified from “Other assets” to “Senior notes” in our Consolidated Balance Sheets.  See Note 13, Senior Notes and Notes Payable and Other Borrowings, for additional information.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” have the following meanings:

•	For periods prior to July 7, 2015: TRI Pointe Homes (and its consolidated subsidiaries)
•	For periods from and after July 7, 2015: TRI Pointe Group (and its consolidated subsidiaries)

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

Financial Services Reporting Segment

During the three months ended December 31, 2015, we revised our comparative segment information to reflect our new reportable segment structure.  The adjusted segment information constitutes a reclassification for our financial services revenues, expenses and equity in income (loss) of unconsolidated entities previously reported in other operations and has no impact on reported net income (loss) or earnings (loss) per share for preceding periods. This change does not restate information previously reported in the consolidated balance sheets, consolidated statements of equity or consolidated statements of cash flows for the preceding periods. See Note 4. Segment Information, for additional information.

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

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively under development. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs require a substantial degree of judgment by management.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2015, 2014 and 2013 we recorded impairment charges of $1.2 million, $931,000 and $341.1 million, respectively.  The impairment charge in 2013 was primarily related to the impairment of the Coyote Springs Property, which was an excluded asset per the Transaction Agreement.

Revenue Recognition

In accordance with ASC Topic 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and/or the related profit are deferred for recognition in future periods. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Warranty Reserves

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  In addition, we maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. In 2015, we engaged a third-party actuary to analyze our warranty reserves and allowances to cover any current or future construction-related claims.  The third-party actuary used our historical expense and claim data, as well as industry data, to estimate a reserve amount.  As result of this analysis, we increased our warranty liability by $6.0 million during the fourth quarter of 2015.  Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts. Our warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  Share-based awards are expensed on a straight-line basis over the expected vesting period.

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

We classify any interest and penalties related to income taxes as part of income tax expense. As of December 31, 2015 and 2014 the Company had liabilities for gross unrecognized tax benefits of $272,000 and $14.9 million, respectively, the majority of which were assumed in connection with the Merger.

Goodwill

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Based on our qualitative analysis, we have concluded as of December 31, 2015, our goodwill was not impaired.

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

In April 2015 and August 2015, the FASB issued Accounting Standards Update No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30) and Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which changes the presentation of debt issuance costs related to a recognized debt liability in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The FASB will permit debt issuance costs related to line-of-credit agreements to be deferred and presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Amortization of the costs is reported as interest expense.  We adopted ASU 2015-03 on December 31, 2015 and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-03, $20.4 million and $23.7 million of deferred loan costs at December 31, 2015 and 2014, respectively, were reclassified from “Other assets” to “Senior notes” in our Consolidated Balance Sheets.  See Note 13, Senior Notes and Notes Payable and Other Borrowings, for additional information.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of position.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The adoption of ASU 2015-17 will not have a material effect on our consolidated financial statements.

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

Transaction Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger, excluding the impact of restructuring costs and purchase accounting adjustments, totaled $18.0 million for the year ended December 31, 2014. No additional transaction-related costs were incurred in 2015.

Fair Value of Assets Acquired and Liabilities Assumed

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the Closing Date (in thousands, except shares and closing stock price):

Calculation of consideration transferred
TRI Pointe shares outstanding	31,632,533
TRI Pointe closing stock price on July 7, 2014	$15.85
Consideration attributable to common stock	$501,376
Consideration attributable to TRI Pointe share-based equity awards	1,072
Total consideration transferred	$502,448
Assets acquired and liabilities assumed
Cash and cash equivalents	$53,800
Accounts receivable	654
Real estate inventories	539,677
Intangible asset	17,300
Goodwill	139,304
Other assets	28,060
Total assets acquired	778,795
Accounts payable	(26,105)
Accrued expenses and other liabilities	(23,114)
Notes payable and other borrowings	(227,128)
Total liabilities assumed	(276,347)
Total net assets acquired	$502,448

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

Goodwill is primarily attributed to expected synergies from combining WRECO’s and TRI Pointe’s existing businesses, including, but not limited to, expected cost synergies from overhead savings resulting from streamlining certain redundant corporate functions, improved operating efficiencies, including provision of certain corporate level administrative and support functions at a lower cost than was historically allocated to WRECO for such services by its former direct parent, and growth of ancillary operations in various markets as permitted under applicable law, including a mortgage business, a title company and other ancillary operations. The Company also anticipates opportunities for growth through expanded geographic and homebuyer segment diversity and the ability to leverage additional brands.  The acquired goodwill is not deductible for income tax purposes.

The Company completed its business combination accounting during the first quarter of 2015.

Supplemental Pro Forma Information (Unaudited)

The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Total revenues	$1,865,723	$1,532,667
Net income	$88,416	$91,028
Earnings per share – basic	$0.55	$0.56
Earnings per share – diluted	$0.55	$0.56

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

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee-related costs	$1,546	$9,211	$5,736
Lease termination costs	1,783	1,332	5,202
Total	$3,329	$10,543	$10,938

Employee-related costs incurred during the year ended December 31, 2015 included severance-related expenses of $1.5 million.  Employee-related costs incurred during the year ended December 31, 2014 included employee retention and severance-related expenses of $8.3 million and stock-based compensation expense of $947,000 for employees terminated during the period.  Employee retention and severance-related expenses were $5.7 million for the year ended December 31, 2013. Lease termination costs of $1.8 million, $1.3 million and $5.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, relate to contract terminations as a result of general cost reduction initiatives.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued employee-related costs, beginning of period	$3,844	$4,336	$28
Current year charges	1,546	8,264	5,736
Payments	(5,170)	(8,756)	(1,428)
Accrued employee-related costs, end of period	$220	$3,844	$4,336

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued lease termination costs, beginning of period	$1,394	$3,506	$2,335
Current year charges	1,783	1,332	5,202
Payments	(2,410)	(3,444)	(4,031)
Accrued lease termination costs, end of period	$767	$1,394	$3,506

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations consist of six homebuilding companies where we acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon the above factors, our homebuilding operations are comprised of the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.

Our financial services operation (“TRI Pointe Solutions”) is comprised of mortgage financing operations and title services operations.  Our mortgage financing operation (“TRI Pointe Connect”) provides mortgage financing to our homebuyers in all of the markets in which we operate.  TRI Pointe Connect was formed as a joint venture with imortgage and is accounted for under the equity method of accounting.  Our title services operation (“TRI Pointe Assurance”) provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly-owned subsidiary of TRI Pointe Group and acts as a title agency for First American Title Insurance Company.

Corporate is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance, internal audit and risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate is allocated to the homebuilding reporting segments.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Total revenues and income from continuing operations before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues
Maracay Homes	$185,645	$150,689	$145,822
Pardee Homes	670,063	525,381	519,074
Quadrant Homes	189,401	145,377	127,237
Trendmaker Homes	278,759	281,270	260,566
TRI Pointe Homes	774,005	324,208	—
Winchester Homes	302,276	276,691	222,013
Total homebuilding revenues	2,400,149	1,703,616	1,274,712
Financial services	1,010	—	—
Total	$2,401,159	$1,703,616	$1,274,712

Income (loss) before taxes
Maracay Homes	$9,849	$10,845	$10,438
Pardee Homes	183,077	74,898	(258,138)
Quadrant Homes	10,478	9,028	1,504
Trendmaker Homes	25,004	31,684	28,452
TRI Pointe Homes	104,970	19,272	—
Winchester Homes	22,411	24,612	24,561
Corporate (1)	(38,589)	(42,350)	(44,271)
Total homebuilding income (loss) before taxes	317,200	127,989	(237,454)
Financial services	2,060	(25)	—
Total	$319,260	$127,964	$(237,454)

Impairments and lot option abandonments
Maracay Homes	$86	$443	$203
Pardee Homes	35	306	343,661	(2)
Quadrant Homes	25	1,059	1,146
Trendmaker Homes	118	45	7
TRI Pointe Homes	460	49	—
Winchester Homes	1,206	613	431
Total	$1,930	$2,515	$345,448

(1)

Includes $18.0 million of Merger related transaction costs and $5.5 million of restructuring charges for the year ended December 31, 2014.  No similar costs were incurred for the year ended December 31, 2015.

(2)

Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee Homes and excluded under the Transaction Agreement.

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Real estate inventories
Maracay Homes	$206,912	$153,577
Pardee Homes	1,011,982	924,362
Quadrant Homes	190,038	153,493
Trendmaker Homes	199,398	176,696
TRI Pointe Homes	659,130	613,666
Winchester Homes	251,813	258,389
Total	$2,519,273	$2,280,183

Total assets
Maracay Homes	$227,857	$170,932
Pardee Homes	1,089,586	1,000,489
Quadrant Homes	202,024	167,796
Trendmaker Homes	213,562	195,829
TRI Pointe Homes	832,423	781,301
Winchester Homes	278,374	281,547
Corporate	292,169	291,944
Total homebuilding assets	3,135,995	2,889,838
Financial services	2,076	—
Total	$3,138,071	$2,889,838

5.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$205,461	$84,197	$(151,293)
Income from discontinued operations	—	—	1,838
Net income (loss) available to common stockholders	$205,461	$84,197	$(149,455)
Denominator:
Basic weighted-average shares outstanding	161,692,152	145,044,351	129,700,000
Effect of dilutive shares:
Stock options and unvested restricted stock units	627,606	486,938	—
Diluted weighted-average shares outstanding	162,319,758	145,531,289	129,700,000
Earnings per share
Basic
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)
Diluted
Continuing operations	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	0.02
Net earnings (loss) per share	$1.27	$0.58	$(1.15)

Antidilutive stock options not included in diluted earnings per share	2,622,391	1,295,280	—

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

6.	Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Escrow proceeds and other accounts receivable, net	$32,917	$9,771
Warranty insurance receivable (Note 15)	10,493	10,047
Notes and contracts receivable	300	300
Total receivables	$43,710	$20,118

Each receivable is evaluated for collectability at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $1.7 million in 2015 and $1.4 million in 2014.

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Real estate inventories owned:
Homes completed or under construction	$575,076	$461,712
Land under development	1,443,461	1,391,303
Land held for future development	295,241	245,673
Model homes	140,232	103,270
Total real estate inventories owned	2,454,010	2,201,958
Real estate inventories not owned:
Land purchase and land option deposits	39,055	44,155
Consolidated inventory held by VIEs	26,208	34,070
Total real estate inventories not owned	65,263	78,225
Total real estate inventories	$2,519,273	$2,280,183

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest incurred	$60,964	$41,706	$22,674
Interest capitalized	(60,964)	(38,975)	(19,081)
Interest expensed	$—	$2,731	$3,593
Capitalized interest in beginning inventory	$124,461	$138,233	$155,823
Interest capitalized as a cost of inventory	60,964	38,975	19,081
Interest previously capitalized as a cost of inventory, included in cost of sales	(45,114)	(52,747)	(36,671)
Capitalized interest in ending inventory	$140,311	$124,461	$138,233

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income (loss), net on the consolidated statements of operations.

Real estate inventory impairments and land option abandonments

Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Real estate inventory impairments	$1,167	$931	$341,086
Land and lot option abandonments and pre-acquisition costs	763	1,584	4,362
Total	$1,930	$2,515	$345,448

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

The real estate inventory impairment charge in 2013 is primarily related to the $340.3 million impairment of the Coyote Springs Property in December 2013. Under the terms of the Transaction Agreement, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property.

8.	Investments in Unconsolidated Entities

As of December 31, 2015, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	December 31,
	2015	2014
Limited liability company interests	$15,739	$13,710
General partnership interests	3,260	3,095
Total	$18,999	$16,805

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

Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2015	2014
Assets
Cash	$18,641	$17,154
Receivables	13,108	9,550
Real estate inventories	92,881	95,500
Other assets	1,180	620
Total assets	$125,810	$122,824
Liabilities and equity
Accounts payable and other liabilities	$14,443	$10,914
Company’s equity	18,999	16,805
Outside interests' equity	92,368	95,105
Total liabilities and equity	$125,810	$122,824

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net sales	$7,326	$606	$6,271
Other operating expense	(6,690)	(4,290)	(7,521)
Other expense	(279)	(2)	(18)
Net income (loss)	$357	$(3,686)	$(1,268)
Company’s equity in income (loss) of unconsolidated entities	$2,691	$(288)	$2

9.	Variable Interest Entities

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

The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2015			December 31, 2014
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$3,003	$23,239	$26,208	$8,071	$43,432	$34,070
Unconsolidated VIEs	11,615	74,590	N/A	13,309	129,637	N/A
Other land option agreements	27,440	279,612	N/A	30,846	284,819	N/A
Total	$42,058	$377,441	$26,208	$52,226	$457,888	$34,070

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $5.0 million and $5.3 million as of December 31, 2015 and 2014, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of December 31, 2015. For further details on the goodwill recorded during the quarter, see Note 2, Merger with Weyerhaeuser Real Estate Company.

We have two intangible assets as of December 31, 2015, including an existing trade name from the acquisition of Maracay Homes in 2006 which has a 20 year useful life, and a new trade name, TRI Pointe Homes, resulting from the Merger in 2014 which has an indefinite useful life. For further details on the TRI Pointe Homes trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.

Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,254)	22,725	27,979	(4,720)	23,259
Total	$167,283	$(5,254)	$162,029	$167,283	$(4,720)	$162,563

The remaining useful life of our amortizing intangible asset related to Maracay was 10.2 and 11.2 years as of December 31, 2015 and 2014, respectively. Amortization expense related to this intangible asset was $534,000 for the year ended December 31, 2015 and 2014, respectively, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

2016	$534
2017	534
2018	534
2019	534
2020	534
Thereafter	2,755
Total	$5,425

11.	Other Assets

Other assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Prepaid expenses	$14,523	$29,111
Refundable fees and other deposits	17,056	15,581
Development rights, held for future use or sale	4,360	7,409
Deferred loan costs	2,179	—
Operating properties and equipment, net	7,643	11,719
Income tax receivable	—	10,713
Other	3,157	7,186
Total	$48,918	$81,719

12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accrued payroll and related costs	$28,264	$24,717
Warranty reserves (Note 15)	45,948	33,270
Estimated cost for completion of real estate inventories	52,818	48,737
Customer deposits	12,132	14,229
Debt (nonrecourse) held by VIEs	2,442	9,512
Income tax liability to Weyerhaeuser (Note 18)	8,900	15,659
Accrued income taxes payable	19,279	—
Liability for uncertain tax positions (Note 17)	307	13,797
Accrued interest	2,417	3,059
Accrued insurance expense	1,402	9,180
Other tax liability	21,764	9,079
Other	20,590	28,770
Total	$216,263	$210,009

13.	Senior Notes and Notes Payable and Other Borrowings

Senior Notes

Senior notes consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(31,321)	(36,184)
Total	$868,679	$863,816

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, we adopted ASU 2015-03 on December 31, 2015 and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-03, $20.4 million and $23.7 million of deferred loan costs at December 31, 2015 and 2014, respectively, were reclassified from “Other assets” to “Senior notes” in our Consolidated Balance Sheets.

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

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of December 31, 2015, no principal has been paid on the Senior Notes, and there was $20.4 million of capitalized debt financing costs, included in senior notes on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $1.9 million as of December 31, 2015 and 2014, respectively.

Other Borrowings

Other borrowings consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Unsecured revolving credit facility	$299,392	$260,000

Unsecured Revolving Credit Facility

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) to increase the aggregate commitment amount from $425 million to $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of December 31, 2015, the outstanding balance under the Credit Facility was $299.4 million with an interest rate of 2.35% per annum and $242.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of December 31, 2015 there was $2.2 million of capitalized debt financing costs, included in Other Assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  There were no capitalized debt financing costs related to the Credit Facility as of December 31, 2014.  Accrued interest related to the Credit Facility was $407,000 and $620,000 as of December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015 and 2014, we had outstanding letters of credit of $8.4 million and $11.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

Seller financed loans consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Seller financed loans	$2,434	$14,677

Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans accrue interest at a weighted average rate of 6.84% per annum, with interest calculated on a daily basis. Any remaining unpaid balance on these loans is due in May 2016.  Accrued interest on these loans was $89,000 and $517,000 as of December 31, 2015 and 2014, respectively.

Interest Incurred

During the years ended December 31, 2015 and 2014, the Company incurred interest of $61.0 million and $41.7 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. Of the interest incurred, $61.0 million and $39.0 million was capitalized to inventory for the years ended December 31, 2015 and 2014, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $5.4 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.  Accrued interest related to all outstanding debt at December 31, 2015 and 2014 was $2.4 million and $3.1 million, respectively.

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

The Company was in compliance with all applicable financial covenants as of December 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

A summary of assets and liabilities at December 31, 2015 and 2014, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2015		December 31, 2014
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	889,054	881,460	887,502	896,625
Unsecured revolving credit facility (2)	Level 2	299,392	299,392	260,000	260,000
Seller financed loans (3)	Level 2	2,434	2,368	14,677	14,677

At December 31, 2015 and 2014, the carrying value of cash and cash equivalents and receivables approximated fair value.

(1)

The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $20.4 million and $23.7 million as of December 31, 2015 and 2014, respectively. The estimated fair value of our Senior Notes at December 31, 2015 and 2014 is based on quoted market prices.

(2)	We believe that the carrying value of our Credit Facility approximates fair value based on the recent amendment on May 18, 2015.
(3)	We believe that the carrying value of our Seller financed loans approximates fair value based on a two year treasury curve analysis.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		Fair Value		Fair Value
	Impairment	Net of	Impairment	Net of
	Charge	Impairment	Charge	Impairment
Real estate inventories (1)	$1,167	$28,540	$931	$20,329

(1)

Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented.  The fair value of these real estate inventories impaired was determined based on recent offers received from outside third parties or actual contracts.

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. In 2015, we engaged a third-party actuary to analyze our warranty reserves and allowances to cover any current or future construction-related claims.  The third-party actuary used our historical expense and claim data, as well as industry data, to estimate a reserve amount.  As result of this analysis, we increased our warranty liability by $6.0 million during the fourth quarter of 2015.  We also record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.5 million and $10.0 million as of December 31, 2015 and 2014, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Warranty reserves, beginning of period	$33,270	$24,449	$24,485
Warranty reserves accrued	16,557	11,659	8,102
Liabilities assumed in the Merger	—	7,481	—
Adjustments to pre-existing reserves	7,451	199	1,933
Warranty expenditures	(11,330)	(10,518)	(10,071)
Warranty reserves, end of period	$45,948	$33,270	$24,449

Performance Bonds

We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2015 and December 31, 2014, the Company had outstanding surety bonds totaling $414.1 million and $355.2 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.

Operating Leases

Office Space, Buildings and Equipment

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms up to nine years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.  The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancellable lease terms in excess of one year, are as follows (in thousands):

2016	$7,448
2017	6,920
2018	5,175
2019	4,947
2020	4,110
Thereafter	7,043
$35,643

For the years ended December 31, 2015, 2014 and 2013, rental expense was $6.2 million, $4.9 million and $5.1 million, respectively.  Rent expense is included in general and administrative expenses on the consolidated statements of operations.

Ground Leases

In 1987, we obtained two 55-year ground leases of commercial property that provided for three renewal options of ten years each and one 45-year renewal option.  We exercised the three ten year extensions on one of these ground leases extending the lease through 2071.  The commercial buildings on these properties have been sold and the ground leases have been sublet to the buyers.

For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings.  Our lease commitments under this ground lease, which extends through 2071, were (in thousands):

2016	$2,265
2017	2,265
2018	2,265
2019	2,265
2020	2,265
Thereafter	77,770
$89,095

This ground lease has been subleased through 2041 to the buyers of the commercial buildings. Our lease commitments through 2041 total $58.9 million as of December 31, 2015, and are fully offset by sublease receipts under the noncancellable subleases.

For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner. However, we have guaranteed the performance of the buyers/lessees. As of December 31, 2015, guaranteed future payments on the lease, which expires in 2041, were $11.0 million.

Purchase Obligations

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2015, we had $42.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $377.4 million (net of deposits).

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

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2015 there were 9,565,094 shares available for future grant under the 2013 Incentive Plan.

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

The fair value of stock option awards assumed in the Merger was determined by using an option-based model with the following assumptions:

	2014 Grants	2013 Grants	2012 Grants	2011 Grants
Dividend yield	2.92%	2.23%	2.94%	2.48%
Expected volatility	31.71%	38.00%	40.41%	38.56%
Risk-free interest rate	1.57%	0.92%	1.01%	2.65%
Expected life (in years)	4.97	4.97	5.33	5.73

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total stock-based compensation	$11,935	$7,679	$5,002

As of December 31, 2015, total unrecognized stock-based compensation related to all stock-based awards was $15.8 million and the weighted average term over which the expense was expected to be recognized was 1.75 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the year ended December 31, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in thousands)
Options outstanding at December 31, 2014	3,467,086	$13.05	6.0	$7,642
Granted	—	—	—	—
Exercised	(171,716)	11.54
Forfeited	(75,223)	13.60
Options outstanding at December 31, 2015	3,220,147	13.12	5.2	3,081
Options exercisable at December 31, 2015	2,791,472	12.40	4.5	765

The total intrinsic value of stock option awards exercised during the years ended December 31, 2015, 2014 and 2013 was $642,000, $51,000 and $0(1), respectively. The total grant date fair value of stock option awards granted or assumed during the years ended December 31, 2015, 2014 and 2013 was $0, $11.8 million and $2.0 million(1).

The fair value of stock option awards granted under the 2013 Incentive Plan at legacy TRI Pointe during the years ended December 31, 2015, 2014 and 2013 were established at the date of grant using an option based model with the following assumptions:

	2015 Grants	2014 Grants	2013 Grants
Dividend yield	N/A	0.00%	0.00%
Expected volatility	N/A	63.01%	44.00%
Risk-free interest rate	N/A	1.96%	1.89%
Expected life (in years)	N/A	6.00	5.00

(1)	Amounts disclosed for 2013 relate to activity under the 2013 Incentive Plan at legacy TRI Pointe.

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2015:

		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in thousands)
Nonvested RSUs at December 31, 2014	900,547	$14.25	$13,733
Granted	1,580,499	11.59	18,315
Vested	(453,685)	13.85
Forfeited	(69,328)	14.58
Nonvested RSUs at December 31, 2015	1,958,033	12.21	24,808

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $6.8 million, $1.0 million and $0(1), respectively. The total grant date fair value of restricted stock awards granted or assumed during the years ended December 31, 2015, 2014 and 2013 was $18.3 million, $15.2 million and $2.6 million(1), respectively.

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

On March 9, 2015, the Company granted 411,804, 384,351, and 274,536 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively, with 1/3 of the performance-based RSU amounts being allocated to each of the three following separate performance goals: total stockholder return (compared to a group of similarly sized homebuilders); earnings per share; and stock price. The performance-based restricted stock units granted will vest in each case, if at all, based on the percentage of attainment of the applicable performance goal. The performance periods for the performance-based RSUs with vesting based on total stockholder return and earnings per share are January 1, 2015 to December 31, 2017. The performance period for the performance-based RSUs with vesting based on stock price is January 1, 2016 to December 31, 2017. The fair value of the performance-based RSUs related to the total stockholder return and stock price performance goals was determined to be $7.55 and $7.90 per share, respectively, based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $14.57 per share, which was the closing stock price on the date of grant. Each grant will be expensed on a straight-line basis over the expected vesting period.

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

As restricted stock units vest, a portion of the shares awarded is generally withheld to cover employee minimum tax withholdings. As a result, the number of restricted stock units vested and the number of shares of TRI Pointe common stock issued will differ.

(1)	Amounts disclosed for 2013 relate to activity under the 2013 Incentive Plan at legacy TRI Pointe.

17.	Income Taxes

The provision (benefit) for income tax attributable to income (loss) from continuing operations before income taxes consisted of (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$91,343	$(109,565)	$21,773
State	6,715	5,339	1,646
Total current taxes	98,058	(104,226)	23,419
Deferred:
Federal	8,296	147,797	(107,651)
State	5,725	196	(1,929)
Total deferred taxes	14,021	147,993	(109,580)
Total income tax expense (benefit)	$112,079	$43,767	$(86,161)

The Company’s provision (benefit) for income taxes was different from the amount computed by applying the statutory federal income tax rate of 35% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Taxes at the U.S. federal statutory rate	$111,846	$44,788	$(83,109)
State income taxes, net of federal tax impact	9,627	3,822	(859)
Tax loss on the sale of WRI	—	(5,786)	—
Non deductible transaction costs	—	2,594	—
Other, net	(9,394)	(1,651)	(2,193)
Total income tax expense (benefit)	$112,079	$43,767	$(86,161)
Effective income tax rate	35.1%	34.2%	36.3%

Deferred taxes consisted of the following at December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Deferred tax assets:
Impairment and other valuation reserves	$89,057	$110,816
Incentive compensation	3,617	2,646
Indirect costs capitalized	20,266	27,202
Net operating loss carryforwards (state)	29,461	29,975
Transaction costs	(833)	2,610
State taxes	2,903	1,368
Other costs and expenses	13,641	17,230
Gross deferred tax assets	158,112	191,847
Valuation allowance	(4,361)	(6,233)
Deferred tax assets, net of valuation allowance	153,751	185,614

Deferred tax liabilities:
Interest capitalized	268	(2,590)
Basis difference in inventory	(14,128)	(14,029)
Fixed assets	1,274	(555)
Intangibles	(9,015)	(8,944)
Other	(1,493)	(1,675)
Deferred tax liabilities	(23,094)	(27,793)
Net deferred tax assets	$130,657	$157,821

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

As of December 31, 2015, the Company had state net operating loss carryforward of $560.7 million, which will expire between 2016 and 2034. We had a valuation allowance related to deferred tax assets of $4.4 million and $6.2 million as of December 31, 2015 and December 31, 2014, respectively, related to certain state net operating loss carryforwards as the tax benefits from those state losses are not more likely than not to be realized.  The decrease in the valuation allowance in 2015 is principally due to the expiration of state net operating loss carryovers on which a full valuation allowance was previously recorded.

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

The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2011-2015 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2015	2014
Balance at beginning of year	$14,857	$—
Increase due to Merger	—	16,716
Decreases related to prior year tax positions	(1,706)	—
Decreases related to current year tax positions	(12,879)	(1,859)
Balance at end of year	$272	$14,857

The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is none as of December 31, 2015. Management believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months.

The Company classifies interest and penalties related to income taxes as part of income tax expense.  Accrued interest and penalties are included within the related liabilities in the balance sheet. The Company has recorded $35,000 of unpaid interest as a result of uncertain tax positions as of December 31, 2015.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards.

If we were to calculate income taxes using the separate return method, the effect on pro forma unaudited income from continuing operations and pro forma unaudited earnings per share would be as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
	(unaudited)	(unaudited)	(unaudited)
Income (loss) from continuing operations before taxes as reported in the accompanying financial statements	$319,260	$127,964	$(237,454)
(Provision) benefit for income taxes	(112,079)	(49,553)	86,161
Pro forma income (loss) from continuing operations	207,181	78,411	(151,293)
Net income attributable to noncontrolling interests	(1,720)	—	—
Pro forma net income (loss) from continuing operations available to common stockholders	$205,461	$78,411	$(151,293)
Pro forma earnings (loss) per share - basic	$1.27	$0.54	$(1.17)
Pro forma earnings (loss) per share - diluted	$1.27	$0.54	$(1.17)

Assuming computation on a separate return basis, our income tax provision would have increased by $5.8 million for the year ended December 31, 2014 related to the tax loss on the sale of Weyerhaeuser Realty Investors, Inc. to Weyerhaeuser NR Company that would not have provided a benefit to our income tax provision assuming computation on a separate return basis.  There would be no change to our income tax provision for the years ended December 31, 2015 and 2013.

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

Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weyerhaeuser-allocated costs	$—	$10,735	$22,884

These expenses may not be indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.

During the year ended December 31, 2014 and prior to the Merger, WRECO sold $4.8 million of mineral rights and $21.2 million of land to Weyerhaeuser.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement executed in connection with the Merger. The liabilities under the tax sharing agreement relate to a portion of the California net operating loss generated prior to the Merger that are expected to be realized after July 7, 2014; federal tax credits generated prior to the Merger that are expected to be realized after July 7, 2014; and deductions for stock option awards granted through December 31, 2013 that are expected to be realized after July 7, 2014.  As of December 31, 2015 and 2014, we had an income tax liability to Weyerhaeuser of $8.9 million and $15.7, million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

In January of 2014, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.7 million from an entity managed by an affiliate of the Starwood Capital Group. In January of 2015, TRI Pointe acquired an additional 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of the Starwood Capital Group. The chairman of the Company’s board of directors is Barry Sternlicht who is also the chairman of the Starwood Capital Group.  Starwood Fund, a greater than five percent holder of our common stock, is managed by affiliates of Starwood Capital Group.  This acquisition was approved by TRI Pointe’s independent directors.

In October of 2015, we entered into an agreement with an affiliate of BlackRock, Inc. to acquire 161 lots located in Dublin, California, for a purchase price of approximately $60 million.  BlackRock, Inc. is a greater than five percent holder of our common stock.  This acquisition was approved by the Executive Land Committee, which is comprised of independent directors.

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

Earnings of discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Earnings before income taxes	$—	$—	$602
Gain on sale of discontinued operations	—	—	1,946
(Provision) benefit for income taxes	—	—	(710)
Discontinued operations, net of income taxes	$—	$—	$1,838

On October 31, 2013, Weyerhaeuser NR Company acquired WRI for $3.6 million. The purchase price was recorded as a reduction in the debt payable to Weyerhaeuser. The transaction resulted in a net gain of approximately $1.9 million, which was recognized in the fourth quarter of 2013.

20.	Supplemental Disclosure to Consolidated Statement of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized of $60,964, $38,975 and $19,081 (Note 7)	$—	$1,372	$2,091
Income taxes	$69,917	$43,005	$(10,521)
Supplemental disclosures of noncash activities:
Increase in real estate inventory due to distribution of land from an unconsolidated joint venture	$—	$5,052	$—
Distribution to Weyerhaeuser of excluded assets and liabilities	$—	$126,687	$—
Amounts owed to Weyerhaeuser related to the tax sharing agreement	$—	$15,688	$—
Noncash settlement of debt payable to Weyerhaeuser	$—	$70,082	$—
Accrued liabilities related to the purchase of operating properties and equipment	$3,976	$—	$—
Amortization of senior note discount capitalized to real estate inventory	$1,552	$804	$—
Amortization of deferred loan costs capitalized to real estate inventory	$3,312	$—	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase (decrease) in consolidated real estate inventory not owned	$5,297	$6,343	$(7,411)
Increase in deposits on real estate under option or contract and other assets	$—	$780	$3,005
Increase in accrued expenses and other liabilities	$300	$—	$—
(Increase) decrease in noncontrolling interests	$(5,597)	$(7,123)	$4,406
Merger:
Fair value of assets, excluding cash acquired	$—	$724,995	$—
Liabilities assumed	$—	$(276,347)	$—

21.	Subsequent Events

On January 27, 2016, our Board of Directors approved a $100 million stock repurchase program, effective January 26, 2016.  Under the program, the company may repurchase common stock with an aggregate value of up to $100 million through January 25, 2017. The share repurchase program does not obligate the company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the company’s management at its discretion based on a variety of factors such as the market price of its common stock, corporate requirements, general market and economic conditions and legal requirements. Purchases of the company’s common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws.  As of this reporting date no shares have been repurchased under this program.

22.	Supplemental Guarantor Information

On the Closing Date, the TRI Pointe Homes assumed WRECO’s obligations as issuer of the Senior Notes.  Additionally, all of TRI Pointe’s wholly-owned subsidiaries that are guarantors of the Company’s unsecured $550 million revolving credit facility, including WRECO and certain of its wholly-owned subsidiaries, entered into supplemental indentures pursuant to which they jointly and severally guaranteed TRI Pointe’s obligations with respect to the Senior Notes.  In connection with the Reorganization, TRI Pointe Group became a co-issuer with TRI Pointe Homes of the Senior Notes.

Presented below are the condensed consolidating balance sheets at December 31, 2015 and 2014, condensed consolidating statements of operations for the years ended December 31, 2015 and 2014 and condensed consolidating statement of cash flows for the years ended December 31, 2015 and 2014.  TRI Pointe’s non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated total assets, total revenues, and income from operations before taxes and cash flow from operating activities.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the guarantor subsidiaries.

As discussed in Note 1, the Merger was treated as a “reverse acquisition” with WRECO being considered the accounting acquirer.  Accordingly, the financial statements reflect the historical results of WRECO for all periods and do not include the historical financial information of TRI Pointe prior to the Closing Date.  Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.  As a result, we have not included condensed consolidated financial statements for the years ending December 31, 2013 because those results are of WRECO and are already included on the face of the consolidated financial statements.  In addition, there is no financial information for TRI Pointe Group, Inc., issuer of the Senior Notes, in the periods prior to the Merger.

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Assets
Cash and cash equivalents	$147,771	$66,714	$—	$214,485
Receivables	17,358	26,352	—	43,710
Intercompany receivables	783,956	—	(783,956)	—
Real estate inventories	657,221	1,862,052	—	2,519,273
Investments in unconsolidated entities	—	18,999	—	18,999
Goodwill and other intangible assets, net	156,604	5,425	—	162,029
Investments in subsidiaries	1,093,261	—	(1,093,261)	—
Deferred tax assets, net	19,061	111,596	—	130,657
Other assets	12,219	36,699	—	48,918
Total Assets	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071

Liabilities
Accounts payable	$20,444	$44,396	$—	$64,840
Intercompany payables	—	783,956	(783,956)	—
Accrued expenses and other liabilities	32,219	184,044	—	216,263
Unsecured revolving credit facility	299,392	—	—	299,392
Seller financed loans	2,034	400	—	2,434
Senior notes	868,679	—	—	868,679
Total Liabilities	1,222,768	1,012,796	(783,956)	1,451,608

Equity
Total stockholders’ equity	1,664,683	1,093,261	(1,093,261)	1,664,683
Noncontrolling interests	—	21,780	—	21,780
Total Equity	1,664,683	1,115,041	(1,093,261)	1,686,463
Total Liabilities and Equity	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
Assets
Cash and cash equivalents	$105,888	$64,741	$—	$170,629
Receivables	5,050	15,068	—	20,118
Intercompany receivables	797,480	—	(797,480)	—
Real estate inventories	613,666	1,666,517	—	2,280,183
Investments in unconsolidated entities	—	16,805	—	16,805
Goodwill and other intangible assets, net	156,603	5,960	—	162,563
Investments in subsidiaries	941,397	—	(941,397)	—
Deferred tax assets, net	23,630	134,191	—	157,821
Other assets	31,512	50,207	—	81,719
Total Assets	$2,675,226	$1,953,489	$(1,738,877)	$2,889,838

Liabilities
Accounts payable	$25,800	$43,060	$—	$68,860
Intercompany payables	—	797,480	(797,480)	—
Accrued expenses and other liabilities	57,353	152,656	—	210,009
Unsecured revolving credit facility	260,000	—	—	260,000
Seller financed loans	14,077	600	—	14,677
Senior notes	863,816	—	—	863,816
Total Liabilities	1,221,046	993,796	(797,480)	1,417,362

Equity
Total stockholders’ equity	1,454,180	941,397	(941,397)	1,454,180
Noncontrolling interests	—	18,296	—	18,296
Total Equity	1,454,180	959,693	(941,397)	1,472,476
Total Liabilities and Equity	$2,675,226	$1,953,489	$(1,738,877)	$2,889,838

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Homebuilding:
Home sales revenue	$774,005	$1,517,259	$—	$2,291,264
Land and lot sales revenue	—	101,284	—	101,284
Other operations	—	7,601	—	7,601
Total revenues	774,005	1,626,144	—	2,400,149
Cost of home sales	624,331	1,182,760	—	1,807,091
Cost of land and lot sales	—	34,844	—	34,844
Other operations	—	4,360	—	4,360
Impairments and lot option abandonments	460	1,470	—	1,930
Sales and marketing	26,792	89,425	—	116,217
General and administrative	55,611	61,885	—	117,496
Restructuring charges	(169)	3,498	—	3,329
Homebuilding income from operations	66,980	247,902	—	314,882
Equity in loss of unconsolidated entities	—	1,460	—	1,460
Transaction expenses	—	—	—	—
Other (loss) income, net	(127)	985	—	858
Homebuilding income from continuing operations before taxes	66,853	250,347	—	317,200
Financial Services:
Revenues	—	1,010	—	1,010
Expenses	—	181	—	181
Equity in income of unconsolidated entities	—	1,231	—	1,231
Financial services income from continuing operations before taxes	—	2,060	—	2,060
Income from continuing operations before taxes	66,853	252,407	—	319,260
Provision for income taxes	(20,001)	(92,078)		(112,079)
Equity of net income (loss) of subsidiaries	158,609	—	(158,609)	—
Net income (loss)	205,461	160,329	(158,609)	207,181
Net income attributable to noncontrolling interests	—	(1,720)	—	(1,720)
Net income (loss) available to common stockholders	$205,461	$158,609	$(158,609)	$205,461

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
Homebuilding:
Home sales revenue	$324,219	$1,322,055	$—	$1,646,274
Land and lot sales revenue	—	47,660	—	47,660
Other operations	(12)	9,694	—	9,682
Total revenues	324,207	1,379,409	—	1,703,616
Cost of home sales	271,530	1,044,940	—	1,316,470
Cost of land and lot sales	—	37,560	—	37,560
Other operations	—	3,324	—	3,324
Impairments and lot option abandonments	49	2,466	—	2,515
Sales and marketing	9,678	93,922	—	103,600
General and administrative	16,532	65,826	—	82,358
Restructuring charges	—	10,543	—	10,543
Homebuilding income from operations	26,418	120,828	—	147,246
Equity in loss of unconsolidated entities	—	(278)	—	(278)
Transaction expenses	(7,138)	(10,822)	—	(17,960)
Other income (loss), net	17	(1,036)	—	(1,019)
Homebuilding income from continuing operations before taxes	19,297	108,692	—	127,989
Financial Services:
Revenues	—	—	—	—
Expenses	—	15	—	15
Equity in loss of unconsolidated entities	—	(10)	—	(10)
Financial services loss from continuing operations before taxes	—	(25)	—	(25)
Income from continuing operations before taxes	19,297	108,667	—	127,964
Provision for income taxes	(11,586)	(32,181)	—	(43,767)
Net income	7,711	76,486	—	84,197
Equity of net income (loss) of subsidiaries	76,486	—	(76,486)	—
Net income (loss) available to common stockholders	$84,197	$76,486	$(76,486)	$84,197

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Cash flows from operating activities
Net cash provided by operating activities	$1,714	$29,291	$—	$31,005
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	254	—	(809)
Investments in unconsolidated entities	—	(1,468)	—	(1,468)
Distributions from unconsolidated entities	—	1,415	—	1,415
Intercompany	16,717	—	(16,717)	—
Net cash provided by (used in) investing activities	15,654	201	(16,717)	(862)
Cash flows from financing activities:
Borrowings from debt	140,000	—	—	140,000
Repayment of debt	(112,651)	(200)	—	(112,851)
Debt issuance costs	(2,688)	—	—	(2,688)
Net repayments of debt held by variable interest entities	—	(6,769)	—	(6,769)
Contributions from noncontrolling interests	—	5,990	—	5,990
Distributions to noncontrolling interests	—	(9,823)	—	(9,823)
Proceeds from issuance of common stock under share-based awards	1,616	—	—	1,616
Excess tax benefits of share-based awards	428	—	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	(16,717)	16,717	—
Net cash provided by (used in) financing activities	24,515	(27,519)	16,717	13,713
Net increase in cash and cash equivalents	41,883	1,973	—	43,856
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$147,771	$66,714	$—	$214,485

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2014
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Homes, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(62,715)	$(50,655)	$—	$(113,370)
Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(5,557)	—	(7,850)
Cash acquired in the Merger	53,800	—	—	53,800
Proceeds from sale of property and equipment	—	23	—	23
Investments in unconsolidated entities	—	(1,311)	—	(1,311)
Intercompany	69,971	—	(69,971)	—
Net cash provided by (used in) investing activities	121,478	(6,845)	(69,971)	44,662
Cash flows from financing activities:
Borrowings from debt	100,000	600	—	100,600
Repayment of debt	(53,051)	—	—	(53,051)
Debt issuance costs	—	(23,000)	—	(23,000)
Proceeds from issuance of senior notes	—	886,698	—	886,698
Bridge commitment fee	—	(10,322)	—	(10,322)
Changes in debt payable to Weyerhaeuser	—	(623,589)	—	(623,589)
Change in book overdrafts	—	(22,491)	—	(22,491)
Distributions to Weyerhaeuser	—	(8,606)	—	(8,606)
Net proceeds of debt held by variable interest entities	—	3,903	—	3,903
Contributions from noncontrolling interests	—	1,895	—	1,895
Distributions to noncontrolling interests	—	(19,143)	—	(19,143)
Proceeds from issuance of common stock under share-based awards	176	—	—	176
Excess tax benefits of share-based awards	—	1,757	—	1,757
Intercompany		(69,971)	69,971	—
Net cash provided by financing activities	47,125	117,731	69,971	234,827
Net increase in cash and cash equivalents	105,888	60,231	—	166,119
Cash and cash equivalents - beginning of period	—	4,510	—	4,510
Cash and cash equivalents - end of period	$105,888	$64,741	$—	$170,629

(1)	References to “Issuer” in Note 22, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

23.	Results of Quarterly Operations (Unaudited)

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

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Total revenues	$377,258	$495,517	$648,141	$880,243
Cost of homes sales and other	302,417	352,720	511,353	679,825
Impairments and lot option abandonments	360	1,178	211	181
Gross margin	$74,481	$141,619	$136,577	$200,237
Net income	$15,297	$56,762	$49,769	$85,353
Net (income) loss attributable to noncontrolling interests	—	(1,832)	$393	(281)
Net income available to common stockholders	$15,297	$54,930	$50,162	$85,072

Earnings per share
Basic	$0.09	$0.34	$0.31	$0.53
Diluted	$0.09	$0.34	$0.31	$0.52

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Total revenues	$248,132	$342,563	$477,920	$635,001
Cost of homes sales and other	195,595	267,937	387,721	506,101
Impairments and lot option abandonments	468	104	552	1,391
Gross margin	$52,069	$74,522	$89,647	$127,509
Net income	$7,581	$24,225	$10,965	$41,426
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$7,581	$24,225	$10,965	$41,426

Earnings per share
Basic	$0.06	$0.19	$0.07	$0.26
Diluted	$0.06	$0.19	$0.07	$0.26

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board of Directors, Director	February 26, 2016
Barry S. Sternlicht

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial Officer)	February 26, 2016
Michael D. Grubbs

/s/ Glenn J. Keeler	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 26, 2016
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 26, 2016
Daniel S. Fulton

/s/ Kristin F. Gannon	Director	February 26, 2016
Kristin F. Gannon

/s/ Steven J. Gilbert	Director	February 26, 2016
Steven J. Gilbert

/s/ Christopher D. Graham	Director	February 26, 2016
Christopher D. Graham

/s/ Constance B. Moore	Director	February 26, 2016
Constance B. Moore

/s/ Thomas B. Rogers	Director	February 26, 2016
Thomas B. Rogers

Exhibit Number	Exhibit Description
2.1

Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S‑4 (filed March 28, 2014))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015)

3.2	Amended and Restated Bylaws of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

4.2

Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑4 (filed Jan. 9, 2014))

4.3

First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

4.4

Second Amendment to Investor Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.5

Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed Jan. 9, 2014))

4.6

First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C. and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.7

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.8

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.9

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.10

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.11

Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

Exhibit Number	Exhibit Description

4.12

First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.13

Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.14

Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.1

Joinder Agreement to Purchase Agreement, dated as of July 7, 2014, relating to the 4.375% Senior Notes due 2019 and 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.2

Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3

Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4

Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5

Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.6

Registration Rights Agreement with respect to 4.375% Senior Notes due 2019, dated as of June 23, 2014, by and among Weyerhaueser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.7

Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaueser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.8

Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.9

First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.10

Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.11

First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.12

Second Amendment to Modify Loan Documents, dated as of March 25, 2014, by and between TRI Pointe Homes, Inc. and California Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 1, 2014))

10.13

Credit Agreement, dated as of June 26, 2014, among TRI Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 27, 2014))

Exhibit Number	Exhibit Description

10.14

Amended and Restated Credit Agreement, dated as of July 7, 2015, among TRI Point Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.15†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.16†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.17†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.18†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.19†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.20†

Omnibus Amendment to the TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan, TRI Pointe Group Short-Term Incentive Plan, Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan and the Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan and their related stock option, restricted stock unit, cash incentive award agreements and performance share unit agreements, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.21†	Amendment No. 4 to TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.22†

Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.23†

Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.24†

Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.25†

Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.26†

Form of Amendment to Indemnification Agreement between TRI Pointe Group, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.27†	2013 Long‑Term Incentive Plan form of Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.28†	2013 Long‑Term Incentive Plan form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.29†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.30†	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed March 27, 2013))

10.31

Revolving Credit Agreement, dated July 18, 2013, among TRI Pointe Homes, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 25, 2013))

10.32

Modification Agreement dated December 26, 2013 between TRI Pointe Homes, Inc. and U.S. Bank National Association, d/b/a Housing Capital Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed Jan. 2, 2014))

Exhibit Number	Exhibit Description

10.33

Second Modification Agreement, dated as of May 18, 2015, among TRI Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed May 18, 2015))

10.34

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Thomas J. Mitchell and The Mitchell Family Trust U/D/T Dated February 8, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.35

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Michael D. Grubbs and Grubbs Family Trust Dated June 22, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.36

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Douglas F. Bauer and The Bauer Family Revocable Trust U/D/T Dated December 31, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.37

Voting Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, VIII/TPC Holdings, L.L.C. and SOF‑VIII U.S. Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.38

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.39

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.40

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

10.41

Letter re Voting Agreement, dated as of November 3, 2013, between TRI Pointe Homes, Inc. and VIII/TPC Holdings, L.L.C. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K (filed Nov. 4, 2013))

12.1	Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of TRI Pointe Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101

The following materials from TRI Pointe Group, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement