Form 10-Q
period 2016-03-31
TRI Pointe Group, Inc.
filed 2016-04-27
CIK 1561680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant’s shares of common stock outstanding at April 22, 2016: 162,048,087

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (including the consolidated financial statements and condensed notes thereto in this report), unless the context otherwise requires:

•	“Closing Date” refers to July 7, 2014;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“GAAP” refers to U.S. generally accepted accounting principles;
•	“Merger” refers to the merger of a wholly owned subsidiary of TRI Pointe with and into WRECO, with WRECO surviving the merger and becoming a wholly owned subsidiary of TRI Pointe;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Transaction Agreement” refers to the agreement dated as of November 3, 2013 by and among Weyerhaeuser, TRI Pointe, WRECO, and a wholly owned subsidiary of TRI Pointe;
•	“TRI Pointe Homes” refers to TRI Pointe Homes, Inc., a Delaware corporation;
•	“TRI Pointe Group” refers to TRI Pointe Group, Inc., a Delaware corporation;
•	“Weyerhaeuser” refers to Weyerhaeuser Company, a Washington corporation and the former parent of WRECO; and
•	“WRECO” refers to Weyerhaeuser Real Estate Company, a Washington corporation, which following the Closing Date was renamed “TRI Pointe Holdings, Inc.”

Additionally, references to “TRI Pointe”, “the Company”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q (including the consolidated financial statements and condensed notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to July 7, 2015: TRI Pointe Homes and its subsidiaries; and
•	For periods from and after July 7, 2015: TRI Pointe Group and its subsidiaries.

TRI POINTE GROUP, INC.

FORM 10-Q

INDEX

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$144,019	$214,485
Receivables	32,688	43,710
Real estate inventories	2,705,251	2,519,273
Investments in unconsolidated entities	17,494	18,999
Goodwill and other intangible assets, net	161,895	162,029
Deferred tax assets, net	126,812	130,657
Other assets	45,918	48,918
Total assets	$3,234,077	$3,138,071
Liabilities
Accounts payable	$67,601	$64,840
Accrued expenses and other liabilities	201,302	216,263
Unsecured revolving credit facility	374,392	299,392
Seller financed loans	—	2,434
Senior notes, net	869,939	868,679
Total liabilities	1,513,234	1,451,608

Commitments and contingencies (Note 14)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 162,007,850 and 161,813,750 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,620	1,618
Additional paid-in capital	912,719	911,197
Retained earnings	780,418	751,868
Total stockholders’ equity	1,694,757	1,664,683
Noncontrolling interests	26,086	21,780
Total equity	1,720,843	1,686,463
Total liabilities and equity	$3,234,077	$3,138,071

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Homebuilding:
Home sales revenue	$423,055	$374,265
Land and lot sales revenue	355	2,000
Other operations	580	993
Total revenues	423,990	377,258
Cost of home sales	324,499	299,907
Cost of land and lot sales	779	2,308
Other operations	566	562
Sales and marketing	26,321	23,286
General and administrative	28,396	28,153
Restructuring charges	135	222
Homebuilding income from operations	43,294	22,820
Equity in (loss) income of unconsolidated entities	(14)	107
Other income, net	115	256
Homebuilding income before taxes	43,395	23,183
Financial Services:
Revenues	148	—
Expenses	58	26
Equity in income (loss) of unconsolidated entities	715	(33)
Financial services income (loss) from operations before taxes	805	(59)
Income before taxes	44,200	23,124
Provision for income taxes	(15,490)	(7,827)
Net income	28,710	15,297
Net income attributable to noncontrolling interests	(160)	—
Net income available to common stockholders	$28,550	$15,297
Earnings per share
Basic	$0.18	$0.09
Diluted	$0.18	$0.09
Weighted average shares outstanding
Basic	161,895,640	161,490,970
Diluted	162,192,610	162,807,376

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(in thousands, except share amounts)

	Number of		Additional		Total
	Shares of Common	Common	Paid-in	Retained	Stockholders'	Noncontrolling	Total
	Stock (Note 1)	Stock	Capital	Earnings	Equity	Interests	Equity
Balance at December 31, 2014	161,355,490	$1,614	$906,159	$546,407	$1,454,180	$18,296	$1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Adjustment to capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	1,618	911,197	751,868	1,664,683	21,780	1,686,463
Net income	—	—	—	28,550	28,550	160	28,710
Shares issued under share-based awards	194,100	2	4	—	6	—	6
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,087)	—	(1,087)	—	(1,087)
Stock-based compensation expense	—	—	2,605	—	2,605	—	2,605
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,719)	(1,719)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,865	5,865
Balance at March 31, 2016	162,007,850	$1,620	$912,719	$780,418	$1,694,757	$26,086	$1,720,843

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$28,710	$15,297
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,792	1,481
Equity in income of unconsolidated entities, net	(701)	(74)
Deferred income taxes, net	3,845	2,018
Amortization of stock-based compensation	2,605	2,381
Charges for impairments and lot option abandonments	182	360
Changes in assets and liabilities:
Real estate inventories	(180,540)	(127,304)
Receivables	11,141	(2,894)
Other assets	2,871	6,963
Accounts payable	2,761	(7,865)
Accrued expenses and other liabilities	(14,828)	1,323
Returns on investments in unconsolidated entities, net	2,486	—
Net cash used in operating activities	(139,676)	(108,314)
Cash flows from investing activities:
Purchases of property and equipment	(411)	(378)
Investments in unconsolidated entities	(13)	(978)
Net cash used in investing activities	(424)	(1,356)
Cash flows from financing activities:
Borrowings from debt	75,000	50,000
Repayment of debt	(2,434)	(2,535)
Net repayments of debt held by variable interest entities	(132)	(742)
Contributions from noncontrolling interests	808	873
Distributions to noncontrolling interests	(2,527)	(726)
Proceeds from issuance of common stock under share-based awards	6	263
Excess tax benefits of share-based awards	—	308
Minimum tax withholding paid on behalf of employees for share-based awards	(1,087)	(1,827)
Net cash provided by financing activities	69,634	45,614
Net decrease in cash and cash equivalents	(70,466)	(64,056)
Cash and cash equivalents - beginning of period	214,485	170,629
Cash and cash equivalents - end of period	$144,019	$106,573

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

TRI Pointe Group is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across eight states, including Maracay Homes in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester Homes in Maryland and Virginia.

Formation of TRI Pointe Group

On July 7, 2015, TRI Pointe Homes reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group.  As a result of the Reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Exchange Act), began making filings under the Securities Act and the Exchange Act on July 7, 2015.

In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (the “2019 Notes”) and TRI Pointe Homes’ 5.875% Senior Notes due 2024 (the “2024 Notes” and together with the 2019 Notes, the “Senior Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ existing unsecured revolving credit facility.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP, as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of March 31, 2016 and December 31, 2015 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

Reverse Acquisition

On the Closing Date, TRI Pointe consummated the Merger with WRECO, with WRECO becoming a wholly owned subsidiary of TRI Pointe. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations. For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer.

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

Recently Issued Accounting Standards

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis.   ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We adopted ASU 2015-02 on January 1, 2016 and the adoption had no impact on our current or prior year financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of position.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (“ASU 2016-02”), Leases (Topic 842): Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2016-09 may have on our consolidated financial statements and disclosures.

2.	Restructuring

Restructuring charges were comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee-related charges	$13	$112
Lease termination charges	122	110
Total	$135	$222

Employee-related charges of $13,000 and $112,000 for the three months ended March 31, 2016 and 2015, respectively, relate to severance-related expenses for employees terminated during the period.  Lease termination charges of $122,000 and $110,000 for the three months ended March 31, 2016, and 2015, respectively, relate to the adjustment of restructuring reserves related to the estimate of sublease income.

Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued employee-related charges, beginning of period	$220	$3,844
Current year charges	13	112
Payments	(159)	(3,423)
Accrued employee-related charges, end of period	$74	$533

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued lease termination charges, beginning of period	$767	$1,394
Current year charges	122	110
Payments	(312)	(578)
Accrued lease termination charges, end of period	$577	$926

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

3.	Segment Information

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations consist of six homebuilding companies that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon the above factors, our homebuilding operations are comprised of the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.

Our financial services operation (“TRI Pointe Solutions”) is a reportable segment and is comprised of mortgage financing operations (“TRI Pointe Connect”) and title services operations (“TRI Pointe Assurance”).  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect, which was formed as a joint venture with an established mortgage lender, can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing that helps facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company.  We commenced our financial services operation in the fourth quarter of 2014.

The term “Corporate” refers to a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance, internal audit and risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate is allocated to the homebuilding reporting segments.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Total revenues and income before taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Maracay Homes	$45,437	$32,477
Pardee Homes	118,933	85,658
Quadrant Homes	46,058	45,629
Trendmaker Homes	43,786	56,208
TRI Pointe Homes	131,957	106,858
Winchester Homes	37,819	50,428
Total homebuilding revenues	423,990	377,258
Financial services	148	—
Total	$424,138	$377,258

Income (loss) before taxes
Maracay Homes	$2,636	$1,040
Pardee Homes	32,131	13,559
Quadrant Homes	3,696	1,580
Trendmaker Homes	2,058	4,360
TRI Pointe Homes	10,715	11,132
Winchester Homes	661	381
Corporate	(8,502)	(8,869)
Total homebuilding income before taxes	43,395	23,183
Financial services	805	(59)
Total	$44,200	$23,124

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Real estate inventories
Maracay Homes	$211,362	$206,912
Pardee Homes	1,066,086	1,011,982
Quadrant Homes	209,707	190,038
Trendmaker Homes	214,290	199,398
TRI Pointe Homes	742,753	659,130
Winchester Homes	261,053	251,813
Total	$2,705,251	$2,519,273

Total assets
Maracay Homes	$241,762	$227,857
Pardee Homes	1,139,330	1,089,586
Quadrant Homes	231,436	202,024
Trendmaker Homes	227,791	213,562
TRI Pointe Homes	907,366	832,423
Winchester Homes	289,890	278,374
Corporate	193,688	292,169
Total homebuilding assets	3,231,263	3,135,995
Financial services	2,814	2,076
Total	$3,234,077	$3,138,071

4.	Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to common stockholders	$28,550	$15,297
Denominator:
Basic weighted-average shares outstanding	161,895,640	161,490,970
Effect of dilutive shares:
Stock options and unvested restricted stock units	296,970	1,316,406
Diluted weighted-average shares outstanding	162,192,610	162,807,376
Earnings per share
Basic	$0.18	$0.09
Diluted	$0.18	$0.09
Antidilutive stock options not included in diluted earnings per share	5,449,790	1,266,863

5.	Receivables

Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Escrow proceeds and other accounts receivable, net	$22,026	$32,917
Warranty insurance receivable (Note 14)	10,362	10,493
Notes and contracts receivable	300	300
Total receivables	$32,688	$43,710

6.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Real estate inventories owned:
Homes completed or under construction	$650,602	$575,076
Land under development	1,554,925	1,443,461
Land held for future development	295,428	295,241
Model homes	146,078	140,232
Total real estate inventories owned	2,647,033	2,454,010
Real estate inventories not owned:
Land purchase and land option deposits	24,278	39,055
Consolidated inventory held by VIEs	33,940	26,208
Total real estate inventories not owned	58,218	65,263
Total real estate inventories	$2,705,251	$2,519,273

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

Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 8, Variable Interest Entities.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest incurred	$15,149	$15,176
Interest capitalized	(15,149)	(15,176)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$140,311	$124,461
Interest capitalized as a cost of inventory	15,149	15,176
Interest previously capitalized as a cost of inventory, included in cost of sales	(8,830)	(6,765)
Capitalized interest in ending inventory	$146,630	$132,872

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.  Interest that is expensed as incurred is included in other income, net.

Real estate inventory impairments and land and lot option abandonments

Land and lot option abandonments and pre-acquisition charges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Land and lot option abandonments and pre-acquisition charges	182	360
Total	$182	$360

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges above.  Charges for inventory impairments are expensed to cost of sales. During the three month periods ended March 31, 2016 and 2015, respectively, the Company did not incur any real estate inventory impairment charges.

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

7.	Investments in Unconsolidated Entities

As of March 31, 2016, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held

Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Limited liability company interests	$14,226	$15,739
General partnership interests	3,268	3,260
Total	$17,494	$18,999

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

Assets and liabilities of unconsolidated entities (in thousands):

	March 31,	December 31,
	2016	2015
Assets
Cash	$14,871	$18,641
Receivables	5,588	13,108
Real estate inventories	94,309	92,881
Other assets	1,147	1,180
Total assets	$115,915	$125,810
Liabilities and equity
Accounts payable and other liabilities	$8,296	$14,443
Company’s equity	17,494	18,999
Outside interests' equity	90,125	92,368
Total liabilities and equity	$115,915	$125,810

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales	$3,209	$76
Other operating expense	(2,150)	(736)
Other income (expense)	1	2
Net income (loss)	$1,060	$(658)
Company’s equity in income (loss) of unconsolidated entities	$701	$74

8.	Variable Interest Entities

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

The following provides a summary of our interests in land option agreements (in thousands):

	March 31, 2016			December 31, 2015
		Remaining	Consolidated		Remaining	Consolidated
		Purchase	Inventory		Purchase	Inventory
	Deposits	Price	Held by VIEs	Deposits	Price	Held by VIEs
Consolidated VIEs	$6,465	$27,964	$33,940	$3,003	$23,239	$26,208
Unconsolidated VIEs	4,164	94,843	N/A	11,615	74,590	N/A
Other land option agreements	20,114	257,886	N/A	27,440	279,612	N/A
Total	$30,743	$380,693	$33,940	$42,058	$377,441	$26,208

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.

In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $8.0 million and $5.0 million as of March 31, 2016 and December 31, 2015, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

9.	Goodwill and Other Intangible Assets

In connection with the Merger, $139.3 million of goodwill has been recorded as of March 31, 2016.

We have two intangible assets recorded as of March 31, 2016, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the Merger in 2014 which has an indefinite useful life.

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,388)	22,591	27,979	(5,254)	22,725
Total	$167,283	$(5,388)	$161,895	$167,283	$(5,254)	$162,029

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 9.9 and 10.2 years as of March 31, 2016 and December 31, 2015, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three month periods ended March 31, 2016 and 2015, respectively.  Amortization of this intangible asset was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2016, the next four years and thereafter is (in thousands):

Remainder of 2016	$400
2017	534
2018	534
2019	534
2020	534
Thereafter	2,755
Total	$5,291

10.	Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid expenses	$11,787	$14,523
Refundable fees and other deposits	16,891	17,056
Development rights, held for future use or sale	4,360	4,360
Deferred loan costs - unsecured revolving credit facility	2,128	2,179
Operating properties and equipment, net	7,453	7,643
Other	3,299	3,157
Total	$45,918	$48,918

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and related costs	$13,502	$28,264
Warranty reserves (Note 14)	45,419	45,948
Estimated cost for completion of real estate inventories	49,221	52,818
Customer deposits	15,422	12,132
Debt (nonrecourse) held by VIEs	2,310	2,442
Income tax liability to Weyerhaeuser (Note 17)	8,975	8,900
Accrued income taxes payable	11,015	19,279
Liability for uncertain tax positions (Note 16)	307	307
Accrued interest	13,937	2,417
Accrued insurance expense	1,408	1,402
Other tax liability	23,477	21,764
Other	16,309	20,590
Total	$201,302	$216,263

12.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans

Senior Notes

The Senior Notes consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(30,061)	(31,321)
Total	$869,939	$868,679

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

The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. As of March 31, 2016, no principal has been paid on the Senior Notes, and there was $19.5 million of capitalized debt financing costs, included in senior notes on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $13.5 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively.

Unsecured Revolving Credit Facility

Unsecured revolving credit facility consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Unsecured revolving credit facility	$374,392	$299,392

In May 2015, the Company amended its unsecured revolving credit facility (the “Credit Facility”) from $425 million to $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of March 31, 2016, the outstanding balance under the Credit Facility was $374.4 million with an interest rate of 2.13% per annum and $170.3 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of March 31, 2016 there was $2.1 million of capitalized debt financing costs, included in Other Assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $484,000 and $407,000 as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 we had outstanding letters of credit of $5.3 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Seller Financed Loans

Seller financed loans consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Seller financed loans	$—	$2,434

Accrued interest on the seller financed loans outstanding as of December 31, 2015 was $89,000.

Interest Incurred

During the three month periods ended March 31, 2016 and 2015, the Company incurred interest of $15.1 million and $15.2 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the three month periods ended March 31, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.  Accrued interest related to all outstanding debt at March 31, 2016 and December 31, 2015 was $13.9 million and $2.4 million, respectively.

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

The Company was in compliance with all applicable financial covenants as of March 31, 2016 and December 31, 2015.

13.	Fair Value Disclosures

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

Fair Value of Financial Instruments

A summary of assets and liabilities at March 31, 2016 and December 31, 2015, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2016		December 31, 2015
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	889,456	894,375	889,054	881,460
Unsecured revolving credit facility (2)	Level 2	374,392	374,392	299,392	299,392
Seller financed loans	Level 2	—	—	2,434	2,368

 __________

(1)	The estimated fair value of the Senior Notes at March 31, 2016 and December 31, 2015 is based on quoted market prices.
(2)	We believe that the carrying value of the Credit Facility approximates fair value based on the short term nature of the current market rate amended on May 18, 2015.

At March 31, 2016 and December 31, 2015, the carrying value of cash and cash equivalents and receivables approximated fair value.

Fair Value of Nonfinancial Assets

Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
		Fair Value		Fair Value
	Impairment	Net of	Impairment	Net of
	Charge	Impairment	Charge	Impairment
Real estate inventories (1)	$—	$—	$1,167	$28,540

__________

(1)

Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented. The fair value of these real estate inventories impaired was determined based on recent offers received from outside third parties or actual contracts.

14.	Commitments and Contingencies

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $400,000 and $450,000 as of March 31, 2016 and December 31, 2015, respectively.

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

We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.4 million and $10.5 million as of March 31, 2016 and December 31, 2015, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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

Warranty reserves consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Warranty reserves, beginning of period	$45,948	$33,270
Warranty reserves accrued	2,073	2,872
Adjustments to pre-existing reserves	—	301
Warranty expenditures	(2,602)	(2,478)
Warranty reserves, end of period	$45,419	$33,965

Performance Bonds

We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $426.5 million and $414.1 million, respectively. The beneficiaries of the bonds are various municipalities.

15.	Stock-Based Compensation

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

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2016 there were 7,637,283 shares available for future grant under the 2013 Incentive Plan.

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

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2016	2015
Total stock-based compensation	$2,605	$2,381

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2016, total unrecognized stock-based compensation related to all stock-based awards was $27.2 million and the weighted average term over which the expense was expected to be recognized was 2.3 years.

Summary of Stock Option Activity

The following table presents a summary of stock option awards for the three months ended March 31, 2016:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Share	Life	(in thousands)
Options outstanding at December 31, 2015	3,220,147	$13.12	5.2	$3,081
Granted	—	—	—	—
Exercised	(1,401)	4.51	—	—
Forfeited	(144,407)	12.33	—	—
Options outstanding at March 31, 2016	3,074,339	13.15	5.1	2,075
Options exercisable at March 31, 2016	2,871,261	12.46	4.6	2,515

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day.

Summary of Restricted Stock Unit Activity

The following table presents a summary of restricted stock units (“RSUs”) for the three months ended March 31, 2016:

		Weighted
		Average	Aggregate
	Restricted	Grant Date	Intrinsic
	Stock	Fair Value	Value
	Units	Per Share	(in thousands)
Nonvested RSUs at December 31, 2015	1,958,033	$12.21	$24,808
Granted	1,829,923	8.27	21,556
Vested	(298,772)	14.26	—
Forfeited	(714)	14.48	—
Nonvested RSUs at March 31, 2016	3,488,470	9.93	41,094

On March 5, 2015, the Company granted an aggregate of 440,800 time-vested RSUs to employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on March 5, 2015 was measured using a price of $14.97 per share, which was the closing stock price on the date of grant.  Each award will be expensed on a straight-line basis over the vesting period.

On March 9, 2015, the Company granted 411,804, 384,351, and 274,536 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively, with 1/3 of the performance-based RSU amounts being allocated to each of the three following separate performance goals: total shareholder return (compared to a group of peer homebuilding companies); earnings per share; and stock price. The performance-based RSUs granted will vest in each case, if at all, based on the percentage of attainment of the applicable performance goal. The performance periods for the performance-based RSUs with vesting based on total shareholder return and earnings per share are January 1, 2015 to December 31, 2017. The performance period for the performance-based RSUs with vesting based on stock price is January 1, 2016 to December 31, 2017. The fair value of the performance-based RSUs related to the total shareholder return and stock price performance goals was determined to be $7.55 and $7.90 per share, respectively, based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $14.57 per share, which was the closing stock price on the date of grant. Each grant will be expensed over the requisite service period.

On August 12, 2015, the Company granted an aggregate of 69,008 RSUs to the non-employee members of its board of directors. These RSUs vest in their entirety on the day immediately prior to the Company’s 2016 Annual Meeting of Stockholders. The fair value of each RSU granted on August 12, 2015 was measured using $14.49 per share, which was the closing price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On March 1, 2016, the Company granted an aggregate of 1,120,677 time-vested RSUs to employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on March 1, 2016 was measured using a price of $10.49 per share, which was the closing stock price on the date of grant.  Each award will be expensed on a straight-line basis over the vesting period.

On March 1, 2016, the Company granted 297,426, 285,986 and 125,834 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The percentage of these performance-based RSUs that vest will be determined by comparing the Company’s total stockholder return to the total stockholder returns of a group of peer homebuilding companies. The performance period for these performance-based RSUs is January 1, 2016 to December 31, 2018. These performance-based RSUs will not vest if the Company’s total stockholder return from January 1, 2016 to December 31, 2018 is not a positive number, provided that the executive will thereafter become vested in the award units, or portion thereof, that would have otherwise vested on December 31, 2018 if on any day after December 31, 2018 and on or before December 31, 2020, the Company’s total stockholder return is greater than zero and the executive is employed by the Company on that date. If the performance-based RSUs have not vested on or before December 31, 2020, such performance-based RSUs shall be cancelled and forfeited for no consideration. The fair value of these performance-based RSUs was determined to be $4.76 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

As RSUs vest, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of TRI Pointe common stock issued will differ.

16.	Income Taxes

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

We had net deferred tax assets of $126.8 million and $130.7 million as of March 31, 2016 and December 31, 2015, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.3 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

Our provision for income taxes totaled $15.5 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $307,000 of liabilities for uncertain tax positions recorded as of both March 31, 2016 and December 31, 2015, respectively.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

17.	Related Party Transactions

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

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of March 31, 2016 and December 31, 2015, we had an income tax liability to Weyerhaeuser of $9.0 million and $8.9 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $15,149 and $15,176 (Note 6)	$—	$—
Income taxes	$19,876	$1,504
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$402	$380
Amortization of deferred loan costs capitalized to real estate inventory	$858	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Increase in consolidated real estate inventory not owned	$5,865	$1,453
Increase in deposits on real estate under option or contract and other assets	$—	$129
Increase in noncontrolling interests	$(5,865)	$(1,582)

19.	Supplemental Guarantor Information

On the Closing Date, the TRI Pointe Homes assumed WRECO’s obligations as issuer of the Senior Notes.  Additionally, all of TRI Pointe’s wholly owned subsidiaries that are guarantors of the Company’s Credit Facility, including WRECO and certain of its wholly owned subsidiaries, entered into supplemental indentures pursuant to which they jointly and severally guaranteed TRI Pointe’s obligations with respect to the Senior Notes.  In connection with the Reorganization, TRI Pointe Group became a co-issuer with TRI Pointe Homes of the Senior Notes.

Presented below are the condensed consolidating balance sheets at March 31, 2016 and December 31, 2015, condensed consolidating statements of operations for the three months ended March 31, 2016 and 2015 and condensed consolidating statement of cash flows for the three month periods ended March 31, 2016 and 2015.  TRI Pointe’s non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated total assets, total revenues, and income from operations before taxes and cash flow from operating activities.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but included with the guarantor subsidiaries.

Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2016
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Assets
Cash and cash equivalents	$56,860	$87,159	$—	$144,019
Receivables	7,150	25,538	—	32,688
Intercompany receivables	860,686	—	(860,686)	—
Real estate inventories	742,753	1,962,498	—	2,705,251
Investments in unconsolidated entities	—	17,494	—	17,494
Goodwill and other intangible assets, net	156,604	5,291	—	161,895
Investments in subsidiaries	1,134,337	—	(1,134,337)	—
Deferred tax assets, net	18,952	107,860	—	126,812
Other assets	10,129	35,789	—	45,918
Total Assets	$2,987,471	$2,241,629	$(1,995,023)	$3,234,077

Liabilities
Accounts payable	$16,822	$50,779	$—	$67,601
Intercompany payables	—	860,686	(860,686)	—
Accrued expenses and other liabilities	31,561	169,741	—	201,302
Unsecured revolving credit facility	374,392	—	—	374,392
Senior notes	869,939	—	—	869,939
Total Liabilities	1,292,714	1,081,206	(860,686)	1,513,234

Equity
Total stockholders’ equity	1,694,757	1,134,337	(1,134,337)	1,694,757
Noncontrolling interests	—	26,086	—	26,086
Total Equity	1,694,757	1,160,423	(1,134,337)	1,720,843
Total Liabilities and Equity	$2,987,471	$2,241,629	$(1,995,023)	$3,234,077

__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Assets
Cash and cash equivalents	$147,771	$66,714	$—	$214,485
Receivables	17,358	26,352	—	43,710
Intercompany receivables	783,956	—	(783,956)	—
Real estate inventories	657,221	1,862,052	—	2,519,273
Investments in unconsolidated entities	—	18,999	—	18,999
Goodwill and other intangible assets, net	156,604	5,425	—	162,029
Investments in subsidiaries	1,093,261	—	(1,093,261)	—
Deferred tax assets, net	19,061	111,596	—	130,657
Other assets	12,219	36,699	—	48,918
Total Assets	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071

Liabilities
Accounts payable	$20,444	$44,396	$—	$64,840
Intercompany payables	—	783,956	(783,956)	—
Accrued expenses and other liabilities	32,219	184,044	—	216,263
Unsecured revolving credit facility	299,392	—	—	299,392
Seller financed loans	2,034	400	—	2,434
Senior notes	868,679	—	—	868,679
Total Liabilities	1,222,768	1,012,796	(783,956)	1,451,608

Equity
Total stockholders’ equity	1,664,683	1,093,261	(1,093,261)	1,664,683
Noncontrolling interests	—	21,780	—	21,780
Total Equity	1,664,683	1,115,041	(1,093,261)	1,686,463
Total Liabilities and Equity	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071
__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2016
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Homebuilding:
Home sales revenue	$131,957	$291,098	$—	$423,055
Land and lot sales revenue	—	355	—	355
Other operations	—	580	—	580
Total revenues	131,957	292,033	—	423,990
Cost of home sales	110,452	214,047	—	324,499
Cost of land and lot sales	—	779	—	779
Other operations	—	566	—	566
Sales and marketing	6,064	20,257	—	26,321
General and administrative	13,212	15,184	—	28,396
Restructuring charges	—	135	—	135
Homebuilding income from operations	2,229	41,065	—	43,294
Equity in loss of unconsolidated entities	—	(14)	—	(14)
Other income (loss), net	357	(242)	—	115
Homebuilding income before taxes	2,586	40,809	—	43,395
Financial Services:
Revenues	—	148	—	148
Expenses	—	58	—	58
Equity in income of unconsolidated entities	—	715	—	715
Financial services income before taxes	—	805	—	805
Income before taxes	2,586	41,614	—	44,200
Equity of net income (loss) of subsidiaries	27,231	—	(27,231)	—
Provision for income taxes	(1,267)	(14,223)	—	(15,490)
Net income (loss)	28,550	27,391	(27,231)	28,710
Net income attributable to noncontrolling interests	—	(160)	—	(160)
Net income (loss) available to common stockholders	$28,550	$27,231	$(27,231)	$28,550

__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Homebuilding:
Home sales revenue	$106,858	$267,407	$—	$374,265
Land and lot sales revenue	—	2,000	—	2,000
Other operations	—	993	—	993
Total revenues	106,858	270,400	—	377,258
Cost of home sales	86,981	212,926	—	299,907
Cost of land and lot sales	—	2,308	—	2,308
Other operations	—	562	—	562
Sales and marketing	4,981	18,305	—	23,286
General and administrative	12,672	15,481	—	28,153
Restructuring charges	—	222	—	222
Homebuilding income from operations	2,224	20,596	—	22,820
Equity in income of unconsolidated entities	—	107	—	107
Other income, net	39	217	—	256
Homebuilding income before taxes	2,263	20,920	—	23,183
Financial Services:
Revenues	—	—	—	—
Expenses	—	26	—	26
Equity in loss of unconsolidated entities	—	(33)	—	(33)
Financial services loss from operations before taxes	—	(59)	—	(59)
Income before taxes	2,263	20,861	—	23,124
Equity of net income (loss) of subsidiaries	13,861	—	(13,861)	—
Provision for income taxes	(827)	(7,000)	—	(7,827)
Net income (loss) available to common stockholders	$15,297	$13,861	$(13,861)	$15,297

__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2016
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(73,056)	$(66,620)	$—	$(139,676)
Cash flows from investing activities:
Purchases of property and equipment	(216)	(195)	—	(411)
Investments in unconsolidated entities	—	(13)	—	(13)
Intercompany	(89,524)	—	89,524	—
Net cash (used in) provided by investing activities	(89,740)	(208)	89,524	(424)
Cash flows from financing activities:
Borrowings from debt	75,000	—	—	75,000
Repayment of debt	(2,034)	(400)	—	(2,434)
Net repayments of debt held by variable interest entities	—	(132)	—	(132)
Contributions from noncontrolling interests	—	808	—	808
Distributions to noncontrolling interests	—	(2,527)	—	(2,527)
Proceeds from issuance of common stock under share-based awards	6	—	—	6
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,087)	—	—	(1,087)
Intercompany	—	89,524	(89,524)	—
Net cash provided by (used in) financing activities	71,885	87,273	(89,524)	69,634
Net (decrease) increase in cash and cash equivalents	(90,911)	20,445	—	(70,466)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$56,860	$87,159	$—	$144,019

__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2015
				Consolidated
		Guarantor	Consolidating	TRI Pointe
	Issuer (1)	Subsidiaries	Adjustments	Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(52,695)	$(55,619)	$—	$(108,314)
Cash flows from investing activities:
Purchases of property and equipment	(303)	(75)	—	(378)
Investments in unconsolidated entities	—	(978)	—	(978)
Intercompany	(69,212)	—	69,212	—
Net cash (used in) provided by investing activities	(69,515)	(1,053)	69,212	(1,356)
Cash flows from financing activities:
Borrowings from notes payable	50,000	—	—	50,000
Repayment of notes payable	(2,535)	—	—	(2,535)
Net proceeds of debt held by variable interest entities	—	(742)	—	(742)
Contributions from noncontrolling interests	—	873	—	873
Distributions to noncontrolling interests	—	(726)	—	(726)
Proceeds from issuance of common stock under share-based awards	263	—	—	263
Excess tax benefits of share-based awards	308	—	—	308
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,827)	—	—	(1,827)
Intercompany	—	69,212	(69,212)	—
Net cash provided by (used in) financing activities	46,209	68,617	(69,212)	45,614
Net (decrease) increase in cash and cash equivalents	(76,001)	11,945	—	(64,056)
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$29,887	$76,686	$—	$106,573

__________

(1)	References to “Issuer” in this Note 19, Supplemental Guarantor Information have the following meanings:
a.	for periods prior to July 7, 2015: TRI Pointe Homes only
b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements relating to future events of our intentions, beliefs, expectations, predictions for the future and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

These statements:

•	use forward-looking terminology;
•	are based on various assumptions made by TRI Pointe; and
•	may not be accurate because of risks and uncertainties surrounding the assumptions that are made.

Factors listed in this section – as well as other factors not included – may cause actual results to differ significantly from the forward-looking statements included in this Quarterly Report on Form 10-Q. There is no guarantee that any of the events anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q will occur, or if any of the events occurs, there is no guarantee of what effect it will have on our operations, financial condition or share price.

We will not update the forward-looking statements contained in this Quarterly Report on Form 10-Q, unless otherwise required by law.

Forward-Looking Statements

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements regarding our anticipated future financial and operating performance and results, including our estimates for growth.

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

Risks, Uncertainties and Assumptions

The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and the strength of the U.S. dollar;
•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•	levels of competition;
•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•	global economic conditions;
•	raw material prices;
•	oil and other energy prices;
•	the effect of weather, including the continuing drought in California;

•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;
•	transportation costs;
•	federal and state tax policies;
•	the effect of land use, environment and other governmental regulations;
•	legal proceedings;
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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.

Reverse Acquisition and Formation of TRI Pointe Group

On the Closing Date, TRI Pointe consummated the Merger with WRECO, with WRECO becoming a wholly owned subsidiary of TRI Pointe. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations. For accounting purposes, the Merger is treated as a “reverse acquisition” and WRECO is considered the accounting acquirer.

On July 7, 2015, TRI Pointe Homes reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group.  As a result of the Reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Exchange Act), began making filings under the Securities Act and the Exchange Act on July 7, 2015.

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

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Homebuilding:
Home sales revenue	$423,055	$374,265
Land and lot sales revenue	355	2,000
Other operations	580	993
Total revenues	423,990	377,258
Cost of home sales	324,499	299,907
Cost of land and lot sales	779	2,308
Other operations	566	562
Sales and marketing	26,321	23,286
General and administrative	28,396	28,153
Restructuring charges	135	222
Homebuilding income from operations	43,294	22,820
Equity in (loss) income of unconsolidated entities	(14)	107
Other income, net	115	256
Homebuilding income before taxes	43,395	23,183
Financial Services:
Revenues	148	—
Expenses	58	26
Equity in income (loss) of unconsolidated entities	715	(33)
Financial services income (loss) before taxes	805	(59)
Income before taxes	44,200	23,124
Provision for income taxes	(15,490)	(7,827)
Net income	28,710	15,297
Net income attributable to noncontrolling interests	(160)	—
Net income available to common stockholders	$28,550	$15,297
Earnings per share
Basic	$0.18	$0.09
Diluted	$0.18	$0.09

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			Percentage Change
	Net New	Average	Monthly	Net New	Average	Monthly	Net New	Average	Monthly
	Home	Selling	Absorption	Home	Selling	Absorption	Home	Selling	Absorption
	Orders	Communities	Rates	Orders	Communities	Rates	Orders	Communities	Rates
Maracay Homes	201	18.5	3.6	161	17.0	3.2	25%	9%	15%
Pardee Homes	313	23.5	4.4	308	20.3	5.1	2%	16%	(12)%
Quadrant Homes	133	9.5	4.7	150	10.2	4.9	(11)%	(7)%	(5)%
Trendmaker Homes	122	24.3	1.7	132	26.5	1.7	(8)%	(8)%	1%
TRI Pointe Homes	265	25.5	3.5	336	26.3	4.3	(21)%	(3)%	(19)%
Winchester Homes	115	13.2	2.9	107	12.7	2.8	8%	4%	3%
Total	1,149	114.5	3.3	1,194	113.0	3.5	(4)%	1%	(5)%

Net new home orders for the three months ended March 31, 2016 decreased by 45 units or 4% to 1,149, compared to 1,194 during the prior year period.  Net new home orders declined at Trendmaker Homes due to a decrease in average selling communities due to timing of community openings.  Quadrant Homes and TRI Pointe Homes experienced declines in net new home orders due to a decrease in average selling communities and monthly absorption rates.  TRI Pointe Homes’ 19% decrease in absorption rate was largely due to a change in mix to slower absorbing inland communities in 2016 from high absorption coastal communities in 2015.  Pardee Homes and Winchester Homes showed modest growth in net new home orders largely due to an increase in average selling communities. Maracay Homes’ net new home orders increased 25% due to new, higher absorption communities opening during the quarter.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2016			As of March 31, 2015			Percentage Change
		Backlog	Average		Backlog	Average		Backlog	Average
	Backlog	Dollar	Sales	Backlog	Dollar	Sales	Backlog	Dollar	Sales
	Units	Value	Price	Units	Value	Price	Units	Value	Price
Maracay Homes	289	$121,130	$419	181	$67,817	$375	60%	79%	12%
Pardee Homes	379	242,278	639	358	228,206	637	6%	6%	0%
Quadrant Homes	184	99,170	539	170	68,952	406	8%	44%	33%
Trendmaker Homes	170	90,870	535	242	128,206	530	(30)%	(29)%	1%
TRI Pointe Homes	354	238,669	674	440	323,215	735	(20)%	(26)%	(8)%
Winchester Homes	158	99,415	629	167	126,956	760	(5)%	(22)%	(17)%
Total	1,534	$891,532	$581	1,558	$943,352	$605	(2)%	(5)%	(4)%

Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into sales contracts with customers but for which we have not yet delivered the homes. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 13% for the three months ended March 31, 2016 compared to 11% for the same prior year period.  The dollar value of backlog was $891.5 million as of March 31, 2016, a decrease of $51.8 million, or 5%, compared to $943.4 million as of March 31, 2015.  This decrease in dollar value of backlog is due to a 4% decrease in the average sales price of homes in backlog to $581,000 as of March 31, 2016 from $605,000 as of March 31, 2015, in addition to a 2% decline in backlog units to 1,534 as of March 31, 2016 from 1,558 as of March 31, 2015.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			Percentage Change
	New	Home	Average	New	Home	Average	New	Home	Average
	Homes	Sales	Sales	Homes	Sales	Sales	Homes	Sales	Sales
	Delivered	Revenue	Price	Delivered	Revenue	Price	Delivered	Revenue	Price
Maracay Homes	115	$45,437	$395	85	$32,477	$382	35%	40%	3%
Pardee Homes	208	118,933	572	168	85,658	510	24%	39%	12%
Quadrant Homes	92	45,478	494	93	43,336	466	(1)%	5%	6%
Trendmaker Homes	88	43,786	498	108	56,208	520	(19)%	(22)%	(4)%
TRI Pointe Homes	201	131,957	657	139	106,858	769	45%	23%	(15)%
Winchester Homes	67	37,464	559	75	49,728	663	(11)%	(25)%	(16)%
Total	771	$423,055	$549	668	$374,265	$560	15%	13%	(2)%

Home sales revenue increased $48.8 million, or 13%, to $423.1 million for the three months ended March 31, 2016 from $374.3 million for the prior year period. The increase was comprised of: (i) $57.7 million related to a 15% increase in homes delivered to 771 for the three months ended March 31, 2016 from 668 in the prior year period; and (ii) offset by a decline of $8.9 million due to a decrease in average sales price of $11,000 per home to $549,000 for the three months ended March 31, 2016 from $560,000 in the prior year period.  The decrease in average sales prices at TRI Pointe Homes was due to a lower mix of deliveries from coastal California markets and higher mix of attached product.  The increase in average sales prices at Pardee Homes was due to a higher mix of coastal deliveries in California.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2016	%	2015	%
Home sales revenue	$423,055	100.0%	$374,265	100.0%
Cost of home sales	324,499	76.7%	299,907	80.1%
Homebuilding gross margin	98,556	23.3%	74,358	19.9%
Add: interest in cost of home sales	8,830	2.1%	6,711	1.8%
Add: impairments and lot option abandonments	182	0.0%	345	0.1%
Adjusted homebuilding gross margin(1)	$107,568	25.4%	$81,414	21.8%
Homebuilding gross margin percentage	23.3%		19.9%
Adjusted homebuilding gross margin percentage(1)	25.4%		21.8%

__________

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.3% for the three months ended March 31, 2016 as compared to 19.9% for the prior year period and increased sequentially from 22.2% during the fourth quarter of 2015.  The increase in gross margin was primarily due to the 24% increase in deliveries from Pardee Homes, which carries a lower land basis in some of its longer-term land holdings.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.4% for the three months ended March 31, 2016, compared to 21.8% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.

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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended		As a Percentage of
	March 31,		Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$26,321	$23,286	6.2%	6.2%
General and administrative (G&A)	28,396	28,153	6.7%	7.5%
Total sales and marketing and G&A	$54,717	$51,439	12.9%	13.7%

Sales and marketing expense as a percentage of home sales revenue remained steady at 6.2% for each of the three month periods ended March 31, 2016 and 2015, respectively.  Total sales and marketing expense increased by $3.0 million to $26.3 million for the three months ended March 31, 2016 compared to $23.3 million in the same prior year period, and is primarily attributable to direct selling costs related to the 15% increase in new home deliveries.

General and administrative expenses as a percentage of home sales revenue decreased to 6.7% of home sales revenue for the three months ended March 31, 2016 compared to 7.5% for the prior year period.  The decrease is due primarily to higher operating leverage resulting from increased home sales revenue. General and administrative expenses remained relatively flat at $28.4 million for the three months ended March 31, 2016 compared to $28.2 million in the same prior year period.

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 12.9% for the three month period ended March 31, 2016 compared to 13.7% in the prior year period, due primarily to higher home sales revenue in the current year period.  Total SG&A expense increased $3.3 million, or 6.4%, to $54.7 million for the three months ended March 31, 2016 from $51.4 million in the prior year period.

Restructuring Charges

Restructuring charges decreased to $135,000 for the three months ended March 31, 2016 compared to $222,000 in the same period in the prior year.  The decrease was mainly due to higher severance costs in 2015.

Interest

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.1 million and $15.2 million for the three months ended March 31, 2016 and 2015, respectively.  All interest incurred in both periods was capitalized.  The slight decrease in interest incurred during the three months ended March 31, 2016 as compared to the prior year period was primarily attributable to a decrease in the weighted average interest rate for the unsecured revolving credit facility debt as of March 31, 2016 compared to March 31, 2015, along with the decrease in seller financed loans outstanding as of March 31, 2016 compared to March 31, 2015.

Income Tax

For the three months ended March 31, 2016, we recorded a tax provision of $15.5 million based on an effective tax rate of 35.0%.  For the three months ended March 31, 2015, we recorded a tax provision of $7.8 million based on an effective tax rate of 33.8%. The increase in provision for income taxes is due to an increase in income before taxes of $21.1 million to $44.2 million for the three months ended March 31, 2016 compared to $23.1 million for the prior year period.

Lots Owned or Controlled by Segment

Excluded from owned and controlled lots are those related to Note 7, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	March 31,		(Decrease)
	2016	2015	Amount	%
Lots Owned
Maracay Homes	1,476	1,249	227	18%
Pardee Homes	16,296	17,263	(967)	(6)%
Quadrant Homes	1,082	938	144	15%
Trendmaker Homes	1,388	896	492	55%
TRI Pointe Homes	2,865	3,067	(202)	(7)%
Winchester Homes	1,920	2,337	(417)	(18)%
Total	25,027	25,750	(723)	(3)%
Lots Controlled(1)
Maracay Homes	804	937	(133)	(14)%
Pardee Homes	161	34	127	374%
Quadrant Homes	428	559	(131)	(23)%
Trendmaker Homes	389	1,084	(695)	(64)%
TRI Pointe Homes	760	616	144	23%
Winchester Homes	360	338	22	7%
Total	2,902	3,568	(666)	(19)%
Total Lots Owned or Controlled(1)	27,929	29,318	(1,389)	(5)%

__________

(1)	As of March 31, 2016 and 2015 lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2016 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2016, we had $144.0 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.

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

The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.  As of March 31, 2016, no principal has been paid on the Senior Notes, and there was $19.5 million of capitalized debt financing costs related to the Senior Notes, included in senior notes on our consolidated balance sheet. These costs will amortize over the respective lives of the Senior Notes.

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

As of March 31, 2016, the outstanding balance under the Credit Facility was $374.4 million with an interest rate 2.13% per annum and $170.3 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At March 31, 2016 we had outstanding letters of credit of $5.3 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Stock Repurchase Program

On January 27, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  As of March 31, 2016, no shares have been repurchased under this program.  We are not obligated under the program to repurchase any specific number of shares, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.

Covenant Compliance

Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

		Covenant
	Actual at	Requirement at
	March 31,	March 31,
Financial Covenants	2016	2016
Consolidated Tangible Net Worth	$1,532,862	$985,242
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	42.4%	<55%
(Not to exceed 55%)
Interest Coverage Test	6.8	>1.5
(Not less than 1.5:1.0)

As of March 31, 2016, we were in compliance with all of these financial covenants.

Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
Unsecured revolving credit facility	$374,392	$299,392
Seller financed loans	—	2,434
Senior Notes	869,939	868,679
Total debt	1,244,331	1,170,505
Stockholders’ equity	1,694,757	1,664,683
Total capital	$2,939,088	$2,835,188
Ratio of debt-to-capital(1)	42.3%	41.3%

Total debt	$1,244,331	$1,170,505
Less: Cash and cash equivalents	(144,019)	(214,485)
Net debt	1,100,312	956,020
Stockholders’ equity	1,694,757	1,664,683
Total capital	$2,795,069	$2,620,703
Ratio of net debt-to-capital(2)	39.4%	36.5%

__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.
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

Cash Flows—Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased by $31.4 million to $139.7 million for the three months ended March 31, 2016 from $108.4 million for the three months ended March 31, 2015. The change was comprised of offsetting activity, including (i) an increase in real estate inventories of $180.5 million in 2016 compared to an increase of $127.3 million in 2015 to support our community count growth and (ii) other offsetting activity included changes in other assets, accounts payable, accrued expenses, and net income.

•

Net cash used in investing activities was $424,000 for the three months ended March 31, 2016 compared to $1.4 million for the same prior year period in 2015.  The decrease in cash used in investing activities was due to lower new investments in unconsolidated entities.

•

Net cash provided by financing activities increased to $69.6 million for the three months ending March 31, 2016 from $45.6 million for the same period in the prior year. The change was primarily a result of borrowings from debt of $75.0 million in the current period compared to $50.0 million in the prior year period.

As of March 31, 2016, our cash and cash equivalents balance was $144.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of March 31, 2016, we had $30.7 million of cash deposits, the majority of which are non-refundable, pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of $380.7 million (net of deposits).

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

As of March 31, 2016 we had $170.3 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements.  We typically experience the highest new home order activity during the first and second quarters of our fiscal year, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors.  Since it typically takes three to nine months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries.  Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters of our fiscal year, and the majority of cash receipts from home deliveries occur during the second half of the year.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Description of Projects and Communities under Development

The following table presents project information relating to each of our markets as of March 31, 2016 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	96	6	4	2	$239 - $304
Verrado Palisades	2015	63	17	46	3	1	$305 - $378
Verrado Victory	2015	98	20	78	5	3	$368 - $381
City of Chandler:
Artesian Ranch	2013	90	69	21	17	12	$344 - $400
Vaquero Ranch	2013	74	70	4	4	3	$298 - $373
Maracay at Layton Lakes	2015	47	22	25	21	11	$484 - $524
Sendera Place	2015	49	20	29	17	8	$264 - $311
Chandler Heights	2017	84	—	84	—	—	$467 - $500
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	63	4	3	3	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	69	4	3	6	$344 - $424
Artisan at Morrison Ranch	2016	105	—	105	18	—	$302 - $354
Marquis at Morrison Ranch	2016	66	—	66	23	—	$393 - $477
City of Goodyear:
Calderra at Palm Valley	2013	81	81	—	—	1	Closed
City of Mesa:
Kinetic Point at Eastmark	2013	80	71	9	4	11	$273 - $353
Lumiere Garden at Eastmark	2013	85	63	22	9	3	$318 - $398
Aileron Square at Eastmark	2016	58	2	56	11	2	$318 - $398
Curie Court at Eastmark	2016	106	3	103	15	3	$273 - $353
Palladium Point	2016	53	—	53	—	—	$308 - $377
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	94	68	22	7	$205 - $258
Maracay at Northlands	2014	67	42	25	16	7	$319 - $400
Meadows - 5500's	2016	80	—	80	—	—	$355 - $437
Meadows - 6500's	2016	56	—	56	—	—	$417 - $535
Meadows - Oversized	2016	37	—	37	—	—	$417 - $535
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	55	34	21	12	$298 - $383
Villagio	2013	135	101	34	13	12	$283 - $345
Phoenix, Arizona Total		2,007	958	1,049	229	107
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	26	29	8	2	$454 - $511
Oro Valley:
Rancho del Cobre	2014	68	48	20	4	5	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	—	103	6	—	$249 - $294
The Cove - Center Pointe Vistoso	2016	83	—	83	5	—	$322 - $382
Summit (South) - Center Pointe Vistoso	2016	88	—	88	16	—	$369 - $404
The Pinnacle - Center Pointe Vistoso	2016	69	—	69	17	—	$422 - $455
Tucson:
Deseo at Sabino Canyon	2014	39	38	1	1	1	$419 - $505
Ranches at Santa Catalina	2016	34	—	34	3	—	$404 - $474
Tucson, Arizona Total		539	112	427	60	8
Maracay Homes Total		2,546	1,070	1,476	289	115

Pardee Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	85	32	23	5	$1,800 - $2,300
Watermark	2013	160	141	19	19	10	$1,000 - $1,310
Canterra	2015	89	33	56	23	8	$760 - $900
Casabella	2015	122	42	80	27	20	$900 - $1,000
Verana	2015	78	56	22	14	18	$990 - $1,100
Pacific Highlands Ranch Future	TBD	963	—	963	—	—	TBD
Olive Hill Estate	2016	37	—	37	6	—	$650 - $770
Castlerock	TBD	415	—	415	—	—	$470 - $710
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	—	73	—	—	$430 - $480
Ocean View HillsFuture	2017	913	—	913	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
Golden Valley	2017	498	—	498	—	—	$550 - $830
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Riverside County:
Meadow Ridge	2013	132	116	16	11	8	$370 - $470
Meadow Glen	2014	142	105	37	10	16	$350 - $410
Amberleaf	2014	131	100	31	26	14	$320 - $370
Summerfield	2015	85	65	20	14	13	$310 - $320
Senterra	2016	82	—	82	—	—	$360 - $460
Canyon Hills Future	TBD	581	—	581	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Woodmont	2014	84	77	7	6	9	$320 - $390
Cielo	2015	92	87	5	5	9	$250 - $275
Northstar	2015	123	30	93	10	12	$300 - $325
Skycrest	2015	125	39	86	9	9	$360 - $380
Flagstone	2016	79	—	79	11	—	$390 - $430
Lunetta	2016	89	—	89	14	—	$270 - $290
Sundance Future	TBD	1,435	—	1,435	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$170 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		15,600	976	14,624	228	151
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	169	166	3	2	6	$260 - $310
LivingSmart at Eldorado Heights	2013	135	124	11	5	2	$310 - $395
LivingSmart Sandstone	2013	145	104	41	28	14	$228 - $255
North Peak	2015	150	11	139	13	5	$280 - $330
Castle Rock	2015	150	12	138	20	8	$350 - $410
Camino	2016	86	—	86	—	—	$240 - $262
Eldorado Future	2016	59	—	59	—	—	TBD
Solano	2014	132	67	65	17	6	$296 - $328
Alterra	2014	47	27	20	8	2	$425 - $506
Bella Verdi	2015	64	21	43	7	2	$373 - $440
Escala	2016	78	—	78	3	—	$510 - $570
Montero	2016	101	—	101	—	—	$430 - $475
Responsive Home	2016	2	—	2	—	—	TBD
POD 5-1 Future	2017	215	—	215	—	—	TBD
Durango Ranch	2012	153	149	4	2	2	$467 - $560
Durango Trail	2014	77	76	1	1	2	$380 - $410
Meridian	2016	87	—	74	15	—	$580 - $677
Encanto	2015	129	—	129	3	—	$470 - $525
Horizon Terrace	2014	165	62	103	15	2	$400 - $455
Summerglen	2014	140	74	66	12	6	$293 - $299
Skye Canyon Large	2016	70	—	70	—	—	$430 - $460
Skye Canyon Small	2017	120	—	120	—	—	$337 - $370
The Canyons at MacDonald Ranch - CD	2017	82	—	82	—	—	$680 - $780
The Canyons at MacDonald Ranch - R	2017	22	—	22	—	—	$535 - $565
Nevada Total		2,578	893	1,672	151	57
Pardee Homes Total		18,178	1,869	16,296	379	208

Quadrant Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	419	4	3	10	$260 - $291
Skagit Clearwater Court, Mt Vernon	2016	11	—	11	11	—	$299 - $319
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
Kings Corner 1&2, Mill Creek	2014	116	113	3	2	14	$484 - $518
King's Corner 3, Mill Creek	2016	29	—	29	26	—	$483 - $517
Evergreen Heights, Monroe	2016	71	—	71	—	—	$450 - $515
The Grove at Canyon Park, Bothell	2017	60	—	60	—	—	$558 - $658
Greenstone Heights, Bothell	2017	41	—	41	—	—	$845 - $905
King County:
Sonata Hill, Auburn	2014	71	46	25	18	9	$351 - $413
The Gardens at Eastlake, Sammamish	2015	8	7	1	1	4	$971
Heathers Ridge, Kirkland	2015	41	20	21	15	8	$663 - $945
Hedgewood, Redmond	2015	11	6	5	2	3	$857 - $910
Hedgewood East, Redmond	2016	15	—	15	13	—	$731 - $975
Grasslawn Estates, Redmond	2016	4	1	3	—	1	$1,450 - $1,600
Vintner's Place, Kirkland	2016	35	—	35	11	—	$727 - $832
Copperwood, Renton	2016	46	—	46	5	—	$620 - $710
Viscaia, Bellevue	2017	18	—	18	—	—	$617 - $672
Trailside, Redmond	2017	9	—	9	—	—	$686 - $735
Parkwood Terrace, Woodinville	2017	15	—	15	—	—	$680 - $750
Hazelwood Ridge, Newcastle	2017	30	—	30	—	—	$605 - $790
Inglewood Landing, Sammamish	2017	21	—	21	—	—	$880 - $962
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$834 - $929
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,200 - $1,500
English Landing P2, Redmond	2017	25	—	25	—	—	$910 - $1,029
English Landing P1, Redmond	2017	50	—	50	—	—	$910 - $1,029
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$590 - $890
Cedar Landing, North Bend	2017	138	—	123	—	—	$500 - $650
Monarch Ridge, Sammamish	2017	59	—	59	—	—	$761 - $961
42nd Avenue Townhomes, Seattle	TBD	40	—	40	—	—	TBD
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	37	3	1	1	$379 - $466
Harbor Hill S-8, Gig Harbor	2015	33	13	20	17	9	$379 - $466
Harbor Hill S-7, Gig Harbor	2016	16	—	16	3	—	$409 - $470
Chambers Ridge, Tacoma	2014	24	22	2	2	5	$507 - $630
The Enclave at Harbor Hill, Gig Harbor	2016	33	3	30	7	3	$540 - $595
Thurston County:
Campus Fairways, Lacey	2015	39	17	22	7	4	$365 - $465
Kitsap County:
McCormick Meadows, Port Orchard	2012	167	132	35	20	13	$278 - $357
Vinland Pointe, Poulsbo	2013	90	89	1	1	7	$348
Mountain Aire, Poulsbo	2016	145	—	145	19	—	$386 - $448
Closed Communities	N/A	—	—	—	—	1	N/A
Washington Total		2,022	925	1,082	184	92
Quadrant Homes Total		2,022	925	1,082	184	92

Trendmaker Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	30	17	13	1	—	$431 - $506
Southern Trails, Pearland	2014	40	32	8	4	3	$493 - $569
Pomona, Manvel	2015	24	—	24	3	—	$379 - $476
Rise Meridiana	2016	12	—	12	—	—	$319 - $355
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	53	32	21	—	2	$399 - $455
Cross Creek Ranch 65', Fulshear	2013	52	23	29	2	2	$405 - $458
Cross Creek Ranch 70', Fulshear	2013	56	39	17	6	2	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	29	11	18	5	2	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	25	13	12	2	1	$603 - $673
Villas at Cross Creek Ranch, Fulshear	2013	101	94	7	3	3	$454 - $496
Fulshear Run, Richmond	2016	1	—	1	1	—	$536 - $638
Cinco Ranch, Katy	2015	55	55	—	—	1	$396 - $530
Harvest Green 75', Richmond	2015	19	—	19	5	—	$438 - $517
Sienna Plantation 80', Missouri City	2013	45	42	3	3	3	$542 - $650
Sienna Plantation 85', Missouri City	2015	25	—	25	7	—	$531 - $650
Villas at Sienna South, Missouri City	2015	19	—	19	2	—	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	82	27	5	2	$465 - $553
Villas at Aliana, Richmond	2013	99	62	37	5	2	$409 - $503
Riverstone 55', Sugar Land	2013	34	18	16	6	1	$403 - $460
Riverstone 80', Sugar Land	2013	30	29	1	1	1	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	1	4	2	—	$1,174 - $1,232
The Townhomes at Imperial, Sugar Land	2015	27	27	—	—	7	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	50	46	4	1	2	$587 - $645
Harris County:
Fairfield, Cypress	2010	39	29	10	—	4	$474 - $573
Lakes of Fairhaven, Cypress	2008	166	165	1	5	8	$409 - $505
Towne Lake Living Views, Cypress	2013	122	104	18	3	—	$445 - $540
The Groves, Humble	2015	31	16	15	10	2	$436 - $498
Lakes of Creekside	2015	10	—	10	—	—	$549 - $648
Bridgeland '80	2015	9	—	9	5	—	$487 - $569
Hidden Arbor, Cypress	2015	84	—	84	13	—	$387 - $586
Clear Lake, Houston	2015	752	91	661	31	13	$383 - $658
Montgomery County:
Barton Woods, Conroe	2013	118	105	13	4	3	$425 - $623
Villas at Oakhurst, Porter		55	53	2	2	3	$542 - $650
Woodtrace, Woodtrace	2014	36	14	22	1	3	$450 - $499
Northgrove, Tomball	2015	25	—	25	—	—	$498 - $557
Bender's Landing Estates, Spring	2014	104	27	77	3	4	$457 - $567
The Woodlands, Creekside Park	2015	35	1	34	—	1	$505 - $651
Waller County:
Cane Island, Katy	2015	15	3	12	3	3	$537 - $647
Williamson County:
Crystal Falls	TBD	29	—	29	—	—	$550
Hays County:
Belterra, Austin	2016	20	—	20	—	—	$560 - $619
Other:			—
Avanti Custom Homes	2007	125	107	18	15	5	$480 - $856
Texas Casual Cottages, Round Top	2010	88	79	9	9	5	$389 - $520
Texas Casual Cottages, Hill Country	2012	46	44	2	2	—	$443 - $500
Texas Total		2,849	1,461	1,388	170	88
Trendmaker Homes Total		2,849	1,461	1,388	170	88

TRI Pointe Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Southern California
Orange County:
Arcadia, Irvine	2013	61	46	6	9	—	$1,199 - $1,420
Arcadia II, Irvine	2014	66	62	4	2	8	$1,199 - $1,281
Fairwind, Huntington Beach	2015	80	70	10	10	7	$937 - $1,032
Cariz, Irvine	2014	112	112	—	—	18	$495 - $650
Messina, Irvine	2014	59	43	7	6	5	$1,515 - $1,630
Messina II, Irvine	2016	43	—	—	8	—	$1,500
Aria-Rancho Mission Viejo	2016	87	7	80	14	4	$615 - $652
Aria II-Rancho Mission Viejo	2017	64	—	64	—	—	$615 - $652
Aubergine-Rancho Mission Viejo	2016	66	3	63	12	3	$1,005 - $1,115
Aubergine II-Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Great Park 10-Pack Garden Court, Irvine	2017	74	—	74	—	—	TBD
Great Park Row Townhomes, Irvine	2017	96	—	96	—	—	TBD
Riverside County:
Topazridge, Riverside	2012	68	65	3	2	2	$464 - $530
Topazridge II, Riverside	2014	49	47	2	1	2	$459 - $515
Aldea, Temecula	2014	90	90	—	—	13	$262 - $298
Kite Ridge, Riverside	2014	87	25	62	11	7	$445 - $470
Serrano Ridge at Sycamore Creek, Riverside	2015	87	9	78	14	5	$363 - $393
Terrassa Courts, Corona	2015	94	—	94	3	—	$400 - $438
Terrassa Villas, Corona	2015	52	—	52	2	—	$438 - $478
Los Angeles County:
Grayson, Santa Clarita	2015	119	13	106	10	7	$517 - $550
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	23	129	25	10	$346 - $381
Kensington at Park Place, Ontario	2015	67	13	54	8	7	$486 - $509
St. James at Park Place, Ontario	2015	57	19	38	14	2	$453 - $468
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	3	—	$370 - $499
Southern California Total		1,903	647	1,195	154	100
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	74	15	13	11	$506 - $553
Hawthorne at Barrington, Brentwood	2014	105	67	38	12	9	$549 - $615
Marquette at Barrington, Brentwood	2015	90	26	64	9	9	$480 - $715
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$450 - $550
Penrose at Barrington, Brentwood	2016	34	—	34	—	—	$498 - $515
Cobblestone, Milpitas	2015	32	31	1	—	9	$960 - $1,163
Solano County:
Redstone, Vacaville	2015	141	32	109	8	5	$455 - $527
Green Valley-Lewis, Fairfield	2018	95	—	95	—	—	TBD
Green Valley-Westgate, Fairfield	2018	53	—	53	—	—	TBD
San Joaquin County:
Ventana, Tracy	2015	93	29	64	9	7	$438 - $540
Sundance, Mountain House	2015	113	18	95	32	9	$555 - $635
Alameda County:
Cadence, Alameda Landing	2015	91	42	49	7	4	$1,057 - $1,234
Linear, Alameda Landing	2015	106	54	52	10	—	$685 - $915
Symmetry, Alameda Landing	2016	56	—	56	9	—	$775 - $875
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	—	39	—	—	$590 - $850
Blackstone at the Cannery, Hayward SFA	2016	105	—	105	—	—	$530 - $600
Blackstone at the Cannery, Hayward SFD	2016	52	—	52	2	—	$865 - $915
Catalina Crossing, Livermore	2017	31	—	31	—	—	$865 - $915
Jordan Ranch, Dublin	2017	56	—	56	—	—	$865 - $915
Jordan Ranch, Dublin	2017	105	—	57	—	—	$865 - $915
Mission Stevenson, Fremont	2018	77	—	77	—	—
Northern California Total		1,657	373	1,236	111	63
California Total		3,560	1,020	2,431	265	163
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	111	38	28	11	$345 - $398
Terrain 3500 Series, Castle Rock	2015	67	47	20	15	10	$321 - $344
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	47	4	3	2	$385 - $441
Leyden Rock 5000 Series, Arvada	2015	67	38	29	15	8	$454 - $509
Candelas 6000 Series, Arvada	2015	76	7	69	10	1	$498 - $625
Candelas 3500 Series, Arvada	2016	97	—	97	—	—	TBD
Denver County:

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Platt Park North, Denver	2014	29	29	—	—	1	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	17	62	18	5	$394 - $426
Arapahoe County:
Whispering Pines, Aurora	2016	115	—	115	—	—	$518 - $600
Colorado Total		801	296	434	89	38
TRI Pointe Homes Total		4,361	1,316	2,865	354	201

Winchester Homes

			Cumulative			Homes Delivered
			Homes	Lots		for the Three
	Year of	Total	Delivered as of	Owned as of	Backlog as of	Months Ended	Sales Price
	First	Number of	March 31,	March 31,	March 31,	March 31,	Range
County, Project, City	Delivery(1)	Lots(2)	2016	2016(3)	2016(4)(5)	2016	(in thousands)(6)
Maryland
Anne Arundel County:
Watson's Glen, Millersville	2015	103	3	100	—	1	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale Village SFD	2015	222	20	202	8	4	$495 - $635
Landsdale Townhomes	2015	100	6	94	6	3	$335 - $375
Landsdale TND Neo SFD	2015	77	3	74	5	3	$435 - $468
Howard County:
Walnut Creek, Ellicott City	2014	25	17	8	7	2	$1,182- $1,409
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	52	307	22	9	$480 - $668
Cabin Branch Boulevard Townhomes	TBD	61	—	61	—	—	TBD
Cabin Branch Townhomes	2014	567	70	497	17	7	$375 - $411
Preserve at Stoney Spring-Lots for Sale	N/A	—	—	5	—	—	N/A
Preserve at Rock Creek, Rockville	2012	68	65	3	—	2	$748 - $964
Poplar Run, Silver Spring
Poplar Run Townhomes	2013	136	129	7	7	11	$390 - $435
Poplar Run SFD	2010	297	215	82	19	6	$567 - $766
Poplar Run Single Family Neos	2016	29	—	29	2	—	$530 - $620
Potomac Highlands, Potomac	2016	23	—	23	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	89	—	89	—	—	TBD
Closed Communities	N/A	—	—	—	—	—
Maryland Total		2,156	580	1,581	93	48
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	27	1	1	2	$1,460
Stuart Mill & Timber Lake, Oakton	2014	19	5	14	2	—	$1,363 - $1,675
Prince William County:
Villages of Piedmont, Haymarket	2015	168	21	147	9	4	$370 - $424
Loudoun County:
Brambleton, Ashburn
English Manor Townhomes	2014	46	27	19	11	2	$495 - $540
Glenmere at Brambleton SFD	2014	80	68	12	16	5	$650 - $733
Glenmere at Brambleton Townhomes	2014	99	75	24	13	3	$470 - $474
Vistas at Lansdowne, Lansdowne	2015	120	20	100	9	2	$569 - $670
Willowsford Grant II, Aldie	2016	9	—	9		—	TBD
Willowsford Greens, Aldie	2014	38	25	13	4	1	$760 - $840
Closed Communities	N/A	—	—	—	—	—
Virginia Total		607	268	339	65	19
Winchester Homes Total		2,763	848	1,920	158	67
TRI Pointe Group Total		32,694	7,464	25,027	1,534	771

__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)	Owned lots as of March 31, 2016 include owned lots in backlog as of March 31, 2016.
(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)

Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2016, 869 homes are under construction, 300 homes have completed construction, and 365 homes have not started construction.

(6)

Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statement contained elsewhere in this report and the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited condensed consolidated financial statements that contain additional information regarding our accounting policies and other disclosures.

Recently Issued Accounting Standards

See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 17, Related Party Transactions to the accompanying condensed notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2016.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.  Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements.  Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Ownership of Our Common Stock

We cannot assure you that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

Repurchases pursuant to our stock repurchase program described in Part II, Item 2 of this Quarterly Report on Form 10-Q could affect our stock price and increase its volatility and will reduce the market liquidity for our stock.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program.  Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.  Although our stock repurchase program is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  As of March 31, 2016, no shares have been repurchased under this program.  We are not obligated under the program to repurchase any specific number of shares, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.

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

10.1*	Form of Performance-Based Cash Award Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.3*	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.4*	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

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

101

The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

*Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer

Date: April 27, 2016