Form 10-Q
period 2016-06-30
TRI Pointe Group, Inc.
filed 2016-07-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-35796

_____________________________________________________________________________________________

TRI Pointe Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)
 _____________________________________________________________________________________________

Delaware	61-1763235
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

_____________________________________________________________________________________________
19540 Jamboree Road, Suite 300
Irvine, California 92612
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (949) 438-1400
_____________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding at July 18, 2016: 160,642,162

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q (including the consolidated financial statements and condensed notes thereto in this report), unless the context otherwise requires:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“GAAP” refers to U.S. generally accepted accounting principles;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“TRI Pointe Homes” refers to TRI Pointe Homes, Inc., a Delaware corporation;

•	“TRI Pointe Group” refers to TRI Pointe Group, Inc., a Delaware corporation;

•	“Weyerhaeuser” refers to Weyerhaeuser Company, a Washington corporation and the former parent of WRECO; and

•	“WRECO” refers to Weyerhaeuser Real Estate Company, a Washington corporation, which following its acquisition by TRI Pointe on July 7, 2014, was renamed “TRI Pointe Holdings, Inc.”
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

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$117,509	$214,485
Receivables	34,671	43,710
Real estate inventories	2,840,213	2,519,273
Investments in unconsolidated entities	17,549	18,999
Goodwill and other intangible assets, net	161,762	162,029
Deferred tax assets, net	116,700	130,657
Other assets	47,860	48,918
Total assets	$3,336,264	$3,138,071
Liabilities
Accounts payable	$79,818	$64,840
Accrued expenses and other liabilities	198,793	216,263
Unsecured revolving credit facility	100,000	299,392
Seller financed loans	17,758	2,434
Senior notes, net	1,165,114	868,679
Total liabilities	1,561,483	1,451,608

Commitments and contingencies (Note 14)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 160,865,251 and 161,813,750 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,609	1,618
Additional paid-in capital	901,348	911,197
Retained earnings	854,344	751,868
Total stockholders’ equity	1,757,301	1,664,683
Noncontrolling interests	17,480	21,780
Total equity	1,774,781	1,686,463
Total liabilities and equity	$3,336,264	$3,138,071

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding:
Home sales revenue	$556,925	$427,238	$979,980	$801,503
Land and lot sales revenue	67,314	67,490	67,669	69,490
Other operations revenue	604	607	1,184	1,600
Total revenues	624,843	495,335	1,048,833	872,593
Cost of home sales	432,738	341,742	757,237	641,648
Cost of land and lot sales	14,460	11,564	15,239	13,873
Other operations expense	583	572	1,149	1,134
Sales and marketing	32,448	25,634	58,769	48,920
General and administrative	30,269	28,261	58,665	56,414
Restructuring charges	215	498	350	720
Homebuilding income from operations	114,130	87,064	157,424	109,884
Equity in income (loss) of unconsolidated entities	215	(39)	201	68
Other income (loss), net	151	(31)	266	225
Homebuilding income before income taxes	114,496	86,994	157,891	110,177
Financial Services:
Revenues	379	182	527	182
Expenses	53	58	111	84
Equity in income (loss) of unconsolidated entities	1,284	(116)	1,999	(149)
Financial services income (loss) before income taxes	1,610	8	2,415	(51)
Income before income taxes	116,106	87,002	160,306	110,126
Provision for income taxes	(41,913)	(30,240)	(57,403)	(38,067)
Net income	74,193	56,762	102,903	72,059
Net income attributable to noncontrolling interests	(267)	(1,832)	(427)	(1,832)
Net income available to common stockholders	$73,926	$54,930	$102,476	$70,227
Earnings per share
Basic	$0.46	$0.34	$0.63	$0.43
Diluted	$0.46	$0.34	$0.63	$0.43
Weighted average shares outstanding
Basic	161,826,275	161,686,570	161,882,378	161,589,310
Diluted	162,259,283	162,308,099	162,245,399	162,265,155

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	161,355,490	$1,614	$906,159	$546,407	$1,454,180	$18,296	$1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Adjustment to capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	1,618	911,197	751,868	1,664,683	21,780	1,686,463
Net income	—	—	—	102,476	102,476	427	102,903
Shares issued under share-based awards	304,522	3	15	—	18	—	18
Excess tax deficit of share-based awards, net	—	—	(182)	—	(182)	—	(182)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	6,363	—	6,363	—	6,363
Share repurchases	(1,253,021)	(12)	(14,686)	—	(14,698)	—	(14,698)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,111)	(2,111)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(2,616)	(2,616)
Balance at June 30, 2016	160,865,251	$1,609	$901,348	$854,344	$1,757,301	$17,480	$1,774,781

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$102,903	$72,059
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,457	3,171
Equity in (income) loss of unconsolidated entities, net	(2,200)	81
Deferred income taxes, net	13,957	9,454
Amortization of stock-based compensation	6,363	5,542
Charges for impairments and lot option abandonments	289	1,538
Excess tax deficit of share-based awards	(182)	—
Changes in assets and liabilities:
Real estate inventories	(323,305)	(255,416)
Receivables	9,199	(14,071)
Other assets	1,599	23,483
Accounts payable	14,978	(17,851)
Accrued expenses and other liabilities	(14,871)	(5,085)
Returns on investments in unconsolidated entities, net	3,617	—
Net cash used in operating activities	(186,196)	(177,095)
Cash flows from investing activities:
Purchases of property and equipment	(1,123)	(613)
Investments in unconsolidated entities	(32)	(1,257)
Net cash used in investing activities	(1,155)	(1,870)
Cash flows from financing activities:
Borrowings from debt	392,758	140,000
Repayment of debt	(276,826)	(2,895)
Debt issuance costs	(5,110)	(2,688)
Net repayments of debt held by variable interest entities	(2,297)	(875)
Contributions from noncontrolling interests	1,810	2,034
Distributions to noncontrolling interests	(3,921)	(4,155)
Proceeds from issuance of common stock under share-based awards	18	660
Excess tax benefit of share-based awards	—	352
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	(2,190)
Share repurchases	(14,698)	—
Net cash provided by financing activities	90,375	130,243
Net decrease in cash and cash equivalents	(96,976)	(48,722)
Cash and cash equivalents - beginning of period	214,485	170,629
Cash and cash equivalents - end of period	$117,509	$121,907

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
In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (the “2019 Notes”) and TRI Pointe Homes’ 5.875% Senior Notes due 2024 (the “2024 Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ existing unsecured revolving credit facility.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with GAAP, as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of June 30, 2016 and December 31, 2015 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.
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

2.	Restructuring
Restructuring charges were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee-related charges	$12	$23	$25	$135
Lease termination charges	203	475	325	585
Total	$215	$498	$350	$720

Employee-related charges for the three and six months ended June 30, 2016 and 2015 relate to severance-related expenses for employees terminated during the period.  Lease termination charges for the three and six months ended June 30, 2016, and 2015 relate to contract terminations and the adjustment of restructuring reserves related to the estimate of sublease income.
Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued employee-related charges, beginning of period	$74	$533	$220	$3,844
Current year charges	12	23	25	135
Payments	—	(447)	(159)	(3,870)
Accrued employee-related charges, end of period	$86	$109	$86	$109

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued lease termination charges, beginning of period	$577	$926	$767	$1,394
Current year charges	203	475	325	585
Payments	(333)	(757)	(645)	(1,335)
Accrued lease termination charges, end of period	$447	$644	$447	$644

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

3.	Segment Information
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Maracay Homes	$47,857	$33,574	$93,294	$66,051
Pardee Homes	240,230	166,065	359,163	251,723
Quadrant Homes	59,163	38,896	105,221	84,525
Trendmaker Homes	64,472	65,983	108,258	122,191
TRI Pointe Homes	152,827	130,552	284,784	237,410
Winchester Homes	60,294	60,265	98,113	110,693
Total homebuilding revenues	624,843	495,335	1,048,833	872,593
Financial services	379	182	527	182
Total	$625,222	$495,517	$1,049,360	$872,775

Income (loss) before income taxes
Maracay Homes	$2,523	$1,093	$5,159	$2,133
Pardee Homes	96,079	67,777	128,210	81,336
Quadrant Homes	5,615	746	9,311	2,326
Trendmaker Homes	3,865	5,951	5,923	10,311
TRI Pointe Homes	12,213	14,602	22,928	25,734
Winchester Homes	3,992	6,010	4,653	6,391
Corporate	(9,791)	(9,185)	(18,293)	(18,054)
Total homebuilding income before income taxes	114,496	86,994	157,891	110,177
Financial services	1,610	8	2,415	(51)
Total	$116,106	$87,002	$160,306	$110,126

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate inventories
Maracay Homes	$225,280	$206,912
Pardee Homes	1,110,570	1,011,982
Quadrant Homes	205,977	190,038
Trendmaker Homes	215,310	199,398
TRI Pointe Homes	821,283	659,130
Winchester Homes	261,793	251,813
Total	$2,840,213	$2,519,273

Total assets
Maracay Homes	$245,017	$227,857
Pardee Homes	1,174,872	1,089,586
Quadrant Homes	221,675	202,024
Trendmaker Homes	232,307	213,562
TRI Pointe Homes	987,453	832,423
Winchester Homes	290,979	278,374
Corporate	179,782	292,169
Total homebuilding assets	3,332,085	3,135,995
Financial services	4,179	2,076
Total	$3,336,264	$3,138,071

4.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$73,926	$54,930	$102,476	$70,227
Denominator:
Basic weighted-average shares outstanding	161,826,275	161,686,570	161,882,378	161,589,310
Effect of dilutive shares:
Stock options and unvested restricted stock units	433,008	621,529	363,021	675,845
Diluted weighted-average shares outstanding	162,259,283	162,308,099	162,245,399	162,265,155
Earnings per share
Basic	$0.46	$0.34	$0.63	$0.43
Diluted	$0.46	$0.34	$0.63	$0.43
Antidilutive stock options not included in diluted earnings per share	5,929,877	2,343,905	5,123,183	2,563,137

5.	Receivables
Receivables consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Escrow proceeds and other accounts receivable, net	$24,115	$32,917
Warranty insurance receivable (Note 14)	10,256	10,493
Notes and contracts receivable	300	300
Total receivables	$34,671	$43,710

6.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Real estate inventories owned:
Homes completed or under construction	$788,672	$575,076
Land under development	1,568,273	1,443,461
Land held for future development	295,792	295,241
Model homes	145,387	140,232
Total real estate inventories owned	2,798,124	2,454,010
Real estate inventories not owned:
Land purchase and land option deposits	24,489	39,055
Consolidated inventory held by VIEs	17,600	26,208
Total real estate inventories not owned	42,089	65,263
Total real estate inventories	$2,840,213	$2,519,273

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
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 8, Variable Interest Entities.
During the quarter ended June 30, 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. The land sold in this sale was classified as land under development and represented $61.6 million of land and lot sales revenue in the consolidated statements of operations for the three and six months ended June 30, 2016.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest incurred	$16,280	$15,149	$31,429	$30,325
Interest capitalized	(16,280)	(15,149)	(31,429)	(30,325)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$146,630	$132,872	$140,311	$124,461
Interest capitalized as a cost of inventory	16,280	15,149	31,429	30,325
Interest previously capitalized as a cost of inventory, included in cost of sales	(11,563)	(7,915)	(20,393)	(14,680)
Capitalized interest in ending inventory	$151,347	$140,106	$151,347	$140,106

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.  Interest that is expensed as incurred is included in other income, net.
Real estate inventory impairments and land and lot option abandonments
Land and lot option abandonments and pre-acquisition charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate inventory impairments	$—	$878	$—	$1,044
Land and lot option abandonments and pre-acquisition charges	107	300	289	494
Total	$107	$1,178	$289	$1,538

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
As of June 30, 2016, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Limited liability company interests	$14,288	$15,739
General partnership interests	3,261	3,260
Total	$17,549	$18,999
Unconsolidated Financial Information
Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investments in unconsolidated entities or on our consolidated statements of operations as equity in income (loss) of unconsolidated entities.

Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2016	December 31, 2015
Assets
Cash	$12,538	$18,641
Receivables	8,290	13,108
Real estate inventories	95,682	92,881
Other assets	1,136	1,180
Total assets	$117,646	$125,810
Liabilities and equity
Accounts payable and other liabilities	$10,091	$14,443
Company’s equity	17,549	18,999
Outside interests' equity	90,006	92,368
Total liabilities and equity	$117,646	$125,810

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$4,688	$1,377	$7,897	$1,453
Other operating expense	(3,004)	(1,805)	(5,154)	(2,541)
Other income	1	5	2	7
Net income (loss)	$1,685	$(423)	$2,745	$(1,081)
Company’s equity in income (loss) of unconsolidated entities	$1,499	$(155)	$2,200	$(81)

8.	Variable Interest Entities
In the ordinary course of business, we enter into land and lot option agreements in order to procure land and residential lots for future development and the construction of homes. The use of such land and lot option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these land and lot option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such deposits are recorded as land purchase and land option deposits under real estate inventories not owned in the accompanying consolidated balance sheets.
We analyze each of our land and lot option agreements and other similar contracts under the provisions of ASC 810 Consolidation to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.
Creditors of the entities with which we have land and lot option agreements have no recourse against us. The maximum exposure to loss under our land and lot option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the land owner and budget shortfalls and savings will be borne by us.

The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2016			December 31, 2015
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$863	$16,737	$17,600	$3,003	$23,239	$26,208
Unconsolidated VIEs	4,085	100,741	N/A	11,615	74,590	N/A
Other land option agreements	20,404	233,181	N/A	27,440	279,612	N/A
Total	$25,352	$350,659	$17,600	$42,058	$377,441	$26,208

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land and lot option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $4.6 million and $5.0 million as of June 30, 2016 and December 31, 2015, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

9.	Goodwill and Other Intangible Assets
As of June 30, 2016 and December 31, 2015, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 3, Segment Information.
We have two intangible assets recorded as of June 30, 2016, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 years useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014 which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,521)	22,458	27,979	(5,254)	22,725
Total	$167,283	$(5,521)	$161,762	$167,283	$(5,254)	$162,029

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 9.7 and 10.2 years as of June 30, 2016 and December 31, 2015, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three month periods ended June 30, 2016 and 2015, respectively and was $267,000 for each of the six month periods ended June 30, 2016 and 2015, respectively.  Amortization of this intangible asset was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2016, the next four years and thereafter is (in thousands):

Remainder of 2016	$267
2017	534
2018	534
2019	534
2020	534
Thereafter	2,755
Total	$5,158

10.	Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$13,303	$14,523
Refundable fees and other deposits	17,430	17,056
Development rights, held for future use or sale	4,360	4,360
Deferred loan costs - unsecured revolving credit facility	2,536	2,179
Operating properties and equipment, net	7,531	7,643
Other	2,700	3,157
Total	$47,860	$48,918

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and related costs	$19,371	$28,264
Warranty reserves (Note 14)	45,272	45,948
Estimated cost for completion of real estate inventories	51,346	52,818
Customer deposits	19,139	12,132
Debt (nonrecourse) held by VIEs	145	2,442
Income tax liability to Weyerhaeuser (Note 17)	8,975	8,900
Accrued income taxes payable	7,894	19,279
Liability for uncertain tax positions (Note 17)	—	307
Accrued interest	3,646	2,417
Accrued insurance expense	2,235	1,402
Other tax liability	26,363	21,764
Other	14,407	20,590
Total	$198,793	$216,263

12.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans
Senior Notes
The Senior Notes consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	—
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(34,886)	(31,321)
Total	$1,165,114	$868,679

In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes") at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $295.1 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.

TRI Pointe Group and TRI Pointe Homes are co-issuers of the 2019 Notes and the 2024 Notes. The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.
As of June 30, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $23.1 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.4 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.
Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Unsecured revolving credit facility	$100,000	$299,392

On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility from $550 million to $625 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of June 30, 2016, the outstanding balance under the Credit Facility was $100.0 million with an interest rate of 2.20% per annum and $520.0 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2016 there was $2.5 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $209,000 and $407,000 as of June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 we had outstanding letters of credit of $5.0 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Seller financed loans	$17,758	$2,434

As of June 30, 2016, the Company had $17.8 million outstanding related to a seller financed loan to acquire lots for the construction of homes. Principal and interest payments on this loan are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered. As of June 30, 2016, the seller financed loan accrues interest at a rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $12.1 million is due in June 2017 with any remaining unpaid balance due in June 2018. Accrued interest on the seller financed loans was $52,000 and $89,000 as of June 30, 2016 and December 31, 2015, respectively.

Interest Incurred
During the three month periods ended June 30, 2016 and 2015, the Company incurred interest of $16.3 million and $15.1 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the three month periods ended June 30, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.6 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.  During the six month periods ended June 30, 2016 and 2015, the Company incurred interest of $31.4 million and $30.3 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the six month periods ended June 30, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.9 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.  Accrued interest related to all outstanding debt at June 30, 2016 and December 31, 2015 was $3.6 million and $2.4 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2016 and December 31, 2015.

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
Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2016 and December 31, 2015, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2016		December 31, 2015
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,188,199	$1,209,375	$889,054	$881,460
Unsecured revolving credit facility (2)	Level 2	$100,000	$100,102	$299,392	$299,392
Seller financed loans (3)	Level 2	$17,758	$18,173	$2,434	$2,368
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $23.1 million and $20.4 million as of June 30, 2016 and December 31, 2015, respectively. The estimated fair value of the Senior Notes at June 30, 2016 and December 31, 2015 is based on quoted market prices.

(2)
The estimated fair value of the Credit Facility at June 30, 2016 is based on a treasury curve analysis. We believe that the carrying value of the Credit Facility approximated fair value at December 31, 2015 due to the short term nature of the current rate amended on May 18, 2015.

(3)	The estimated fair value of the seller financed loans at June 30, 2016 and December 31, 2015 is based on a treasury curve analysis.

At June 30, 2016 and December 31, 2015, the carrying value of cash and cash equivalents and receivables approximated fair value.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$1,167	$28,540
_______________

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $150,000 and $450,000 as of June 30, 2016 and December 31, 2015, respectively.
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
We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, management estimates warranty reserves and allowances necessary to cover any current or future construction-related claims based on actuarial analysis. Under this analysis, reserve amounts are estimated using our historical expense and claim data, as well as industry data. In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $10.3 million and $10.5 million as of June 30, 2016 and December 31, 2015, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

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
Warranty reserves consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warranty reserves, beginning of period	$45,419	$33,965	$45,948	$33,270
Warranty reserves accrued	2,971	3,354	5,044	6,226
Adjustments to pre-existing reserves	260	999	260	1,300
Warranty expenditures	(3,378)	(2,943)	(5,980)	(5,421)
Warranty reserves, end of period	$45,272	$35,375	$45,272	$35,375
Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $434.2 million and $414.1 million, respectively. The beneficiaries of the bonds are various municipalities.

15.	Stock-Based Compensation
2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013 and amended, with the approval of our stockholders, in 2014 and 2015. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2016 there were 7,599,938 shares available for future grant under the 2013 Incentive Plan.
Converted Awards
On July 16, 2014, the Company filed a registration statement on Form S-8 (Registration No. 333-197461) to register 4,105,953 shares of common stock related to converted equity awards issued in connection with the Company's acquisition of WRECO. The converted awards have the same terms and conditions as the prior equity awards except that all performance share units were surrendered in exchange for time-vesting restricted stock units without any performance-based vesting conditions or requirements and the exercise price of each converted stock option is equal to the original exercise price divided by an exchange ratio of 2.1107, rounded down to the nearest whole number of shares of common stock. There will be no future grants under the WRECO equity incentive plans.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total stock-based compensation	$3,758	$3,161	$6,363	$5,542

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of June 30, 2016, total unrecognized stock-based compensation related to all stock-based awards was $23.6 million and the weighted average term over which the expense was expected to be recognized was 2.1 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	3,220,147	$13.12	5.2	$3,081
Granted	—	—	—	—
Exercised	(2,578)	6.88	—	—
Forfeited	(144,418)	12.33	—	—
Options outstanding at June 30, 2016	3,073,151	13.16	4.8	2,109
Options exercisable at June 30, 2016	2,704,617	12.96	4.5	2,109

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the six months ended June 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2015	1,958,033	$12.21	$24,808
Granted	1,904,389	8.41	22,510
Vested	(431,758)	14.53	—
Forfeited	(15,077)	12.07	—
Nonvested RSUs at June 30, 2016	3,415,587	9.77	40,406

On March 5, 2015, the Company granted an aggregate of 440,800 time-vested RSUs to employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three years period.  The fair value of each RSU granted on March 5, 2015 was measured using a price of $14.97 per share, which was the closing stock price on the date of grant.  Each award will be expensed on a straight-line basis over the vesting period.

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

On August 12, 2015, the Company granted an aggregate of 69,008 RSUs to the non-employee members of its board of directors. These RSUs vested in their entirety on June 6, 2016. The fair value of each RSU granted on August 12, 2015 was measured using $14.49 per share, which was the closing price on the date of grant. Each award was expensed on a straight-line basis over the vesting period.
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
On June 6, 2016, the Company granted an aggregate of 74,466 RSUs to the non-employee members of its board of directors. These RSUs vest in their entirety on the day immediately prior to the Company's 2017 Annual Meeting of Stockholders. The fair value of each RSU granted on June 6, 2016 was measured using a price of $11.75 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
As RSUs vest, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of TRI Pointe common stock issued will differ.

16.	Stock Repurchase Program
On January 27, 2016, the Company announced that the board of directors approved a stock repurchase program, authorizing the repurchase of the Company’s common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. As of June 30, 2016, 1,253,021 shares of our common stock had been repurchased and retired under this program at an average price of $11.73 per share for a total of cost of $14.7 million. Subsequent to June 30, 2016 and through the date of this filing, the Company repurchased and retired an additional 254,700 shares of our common stock under this program at an average price of $11.71 per share for a total cost of $3.0 million.

17.	Income Taxes
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
We had net deferred tax assets of $116.7 million and $130.7 million as of June 30, 2016 and December 31, 2015, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.3 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.
TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of June 30, 2016 and December 31, 2015, we had an income tax liability to Weyerhaeuser of $9.0 million and $8.9 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.
Our provision for income taxes totaled $41.9 million and $30.2 million for the three months ended June 30, 2016 and 2015, respectively.  Our provision for income taxes totaled $57.4 million and $38.1 million for the six months ended June 30, 2016 and 2015, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had zero and $307,000 of liabilities for uncertain tax positions recorded as of June 30, 2016 and December 31, 2015, respectively.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

18.	Related Party Transactions
For the six month period ended June 30, 2016 we had no related party transactions. In January of 2015, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of the Starwood Capital Group. This acquisition was approved by TRI Pointe independent directors.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flow
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $31,429 and $30,325 (Note 6)	$—	$—
Income taxes	$55,270	$11,354
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$855	$765
Amortization of deferred loan costs capitalized to real estate inventory	$1,791	$—
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$(2,616)	$3,629
Increase in deposits on real estate under option or contract and other assets	$—	$300
Decrease (increase) in noncontrolling interests	$2,616	$(3,929)

20.	Supplemental Guarantor Information
2021 Notes
On May 26, 2016, TRI Pointe Group issued the 2021 Notes. All of TRI Pointe Group’s 100% owned subsidiaries that are guarantors (each a “Guarantor” and, collectively, the “Guarantors”) of the Company’s Credit Facility, including TRI Pointe Homes and certain other of its 100% owned subsidiaries, are party to a supplemental indenture pursuant to which they jointly and severally guarantee TRI Pointe Group’s obligations with respect to the 2021 Notes. Each Guarantor of the 2021 Notes is 100% owned by TRI Pointe Group, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2021 Notes, as described in the following paragraph. All of our non-Guarantor subsidiaries have nominal assets and operations and are considered minor, as defined in Rule 3-10(h) of Regulation S-X. In addition, TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X. There are no significant restrictions upon the ability of TRI Pointe Group or any Guarantor to obtain funds from any of their respective wholly owned subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
A Guarantor of the 2021 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by TRI Pointe Group or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into TRI Pointe Group or another Guarantor, with TRI Pointe Group or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of TRI Pointe Group or any other Guarantor which gave rise to such Guarantor guaranteeing the 2021 Notes; (vi) TRI Pointe Group exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable supplemental indenture are discharged.
2019 Notes and 2024 Notes
TRI Pointe Group and TRI Pointe Homes are co-issuers of the 2019 Notes and the 2024 Notes. All of the Guarantors (other than TRI Pointe Homes) have entered into supplemental indentures pursuant to which they jointly and severally guarantee the obligations of TRI Pointe Group and TRI Pointe Homes with respect to the 2019 Notes and the 2024 Notes. Each Guarantor of the 2019 Notes and the 2024 Notes is 100% owned by TRI Pointe Group and TRI Pointe Homes, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2019 Notes and the 2024 Notes, as described below.
A Guarantor of the 2019 Notes and the 2024 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by TRI Pointe or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into TRI Pointe or another Guarantor, with TRI Pointe or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of TRI Pointe or any other Guarantor which gave rise to such Guarantor guaranteeing the 2019 Notes and 2024 Notes; (vi) TRI Pointe exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable indenture are discharged.
Presented below are the condensed consolidating balance sheets at June 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the three and six months ended June 30, 2016 and 2015 and condensed consolidating statement of cash flows for the six month periods ended June 30, 2016 and 2015.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer” for all periods presented after July 7, 2015, the date of the Reorganization.

Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$53,368	$64,141	$—	$117,509
Receivables	8,716	25,955	—	34,671
Intercompany receivables	812,677	—	(812,677)	—
Real estate inventories	821,283	2,018,930	—	2,840,213
Investments in unconsolidated entities	—	17,549	—	17,549
Goodwill and other intangible assets, net	156,471	5,291	—	161,762
Investments in subsidiaries	1,207,283	—	(1,207,283)	—
Deferred tax assets, net	18,952	97,748	—	116,700
Other assets	9,819	38,041	—	47,860
Total Assets	$3,088,569	$2,267,655	$(2,019,960)	$3,336,264

Liabilities
Accounts payable	$23,595	$56,223	$—	$79,818
Intercompany payables	—	812,677	(812,677)	—
Accrued expenses and other liabilities	24,801	173,992	—	198,793
Unsecured revolving credit facility	100,000	—	—	100,000
Seller financed loans	17,758	—	—	17,758
Senior notes	1,165,114	—	—	1,165,114
Total Liabilities	1,331,268	1,042,892	(812,677)	1,561,483

Equity
Total stockholders’ equity	1,757,301	1,207,283	(1,207,283)	1,757,301
Noncontrolling interests	—	17,480	—	17,480
Total Equity	1,757,301	1,224,763	(1,207,283)	1,774,781
Total Liabilities and Equity	$3,088,569	$2,267,655	$(2,019,960)	$3,336,264
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$147,771	$66,714	$—	$214,485
Receivables	17,358	26,352	—	43,710
Intercompany receivables	783,956	—	(783,956)	—
Real estate inventories	657,221	1,862,052	—	2,519,273
Investments in unconsolidated entities	—	18,999	—	18,999
Goodwill and other intangible assets, net	156,604	5,425	—	162,029
Investments in subsidiaries	1,093,261	—	(1,093,261)	—
Deferred tax assets, net	19,061	111,596	—	130,657
Other assets	12,219	36,699	—	48,918
Total Assets	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071

Liabilities
Accounts payable	$20,444	$44,396	$—	$64,840
Intercompany payables	—	783,956	(783,956)	—
Accrued expenses and other liabilities	32,219	184,044	—	216,263
Unsecured revolving credit facility	299,392	—	—	299,392
Seller financed loans	2,034	400	—	2,434
Senior notes	868,679	—	—	868,679
Total Liabilities	1,222,768	1,012,796	(783,956)	1,451,608

Equity
Total stockholders’ equity	1,664,683	1,093,261	(1,093,261)	1,664,683
Noncontrolling interests	—	21,780	—	21,780
Total Equity	1,664,683	1,115,041	(1,093,261)	1,686,463
Total Liabilities and Equity	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$152,827	$404,098	$—	$556,925
Land and lot sales revenue	—	67,314	—	67,314
Other operations revenue	—	604	—	604
Total revenues	152,827	472,016	—	624,843
Cost of home sales	128,905	303,833	—	432,738
Cost of land and lot sales	—	14,460	—	14,460
Other operations expense	—	583	—	583
Sales and marketing	7,021	25,427	—	32,448
General and administrative	14,580	15,689	—	30,269
Restructuring charges	—	215	—	215
Homebuilding income from operations	2,321	111,809	—	114,130
Equity in income of unconsolidated entities	—	215	—	215
Other income, net	145	6	—	151
Homebuilding income before income taxes	2,466	112,030	—	114,496
Financial Services:
Revenues	—	379	—	379
Expenses	—	53	—	53
Equity in income of unconsolidated entities	—	1,284	—	1,284
Financial services income before income taxes	—	1,610	—	1,610
Income before income taxes	2,466	113,640	—	116,106
Equity of net income of subsidiaries	73,154	—	(73,154)	—
Provision for income taxes	(1,694)	(40,219)	—	(41,913)
Net income	73,926	73,421	(73,154)	74,193
Net income attributable to noncontrolling interests	—	(267)	—	(267)
Net income available to common stockholders	$73,926	$73,154	$(73,154)	$73,926
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$130,552	$296,686	$—	$427,238
Land and lot sales revenue	—	67,490	—	67,490
Other operations revenue	—	607	—	607
Total revenues	130,552	364,783	—	495,335
Cost of home sales	106,365	235,377	—	341,742
Cost of land and lot sales	—	11,564	—	11,564
Other operations expense	—	572	—	572
Sales and marketing	5,447	20,187	—	25,634
General and administrative	13,260	15,001	—	28,261
Restructuring charges	(86)	584	—	498
Homebuilding income from operations	5,566	81,498	—	87,064
Equity in loss of unconsolidated entities	—	(39)	—	(39)
Other (loss) income, net	(151)	120	—	(31)
Homebuilding income before income taxes	5,415	81,579	—	86,994
Financial Services:
Revenues	—	182	—	182
Expenses	—	58	—	58
Equity in loss of unconsolidated entities	—	(116)	—	(116)
Financial services income before income taxes	—	8	—	8
Income before income taxes	5,415	81,587	—	87,002
Equity of net income of subsidiaries	51,903	—	(51,903)	—
Provision for income taxes	(2,388)	(27,852)	—	(30,240)
Net income	54,930	53,735	(51,903)	56,762
Net income attributable to noncontrolling interests	—	(1,832)	—	(1,832)
Net income available to common stockholders	$54,930	$51,903	$(51,903)	$54,930
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$284,784	$695,196	$—	$979,980
Land and lot sales revenue	—	67,669	—	67,669
Other operations revenue	—	1,184	—	1,184
Total revenues	284,784	764,049	—	1,048,833
Cost of home sales	239,357	517,880	—	757,237
Cost of land and lot sales	—	15,239	—	15,239
Other operations expense	—	1,149	—	1,149
Sales and marketing	13,085	45,684	—	58,769
General and administrative	27,792	30,873	—	58,665
Restructuring charges	—	350	—	350
Homebuilding income from operations	4,550	152,874	—	157,424
Equity in income of unconsolidated entities	—	201	—	201
Other income (loss), net	502	(236)	—	266
Homebuilding income before income taxes	5,052	152,839	—	157,891
Financial Services:
Revenues	—	527	—	527
Expenses	—	111	—	111
Equity in income of unconsolidated entities	—	1,999	—	1,999
Financial services income before income taxes	—	2,415	—	2,415
Income before income taxes	5,052	155,254	—	160,306
Equity of net income of subsidiaries	100,385	—	(100,385)	—
Provision for income taxes	(2,961)	(54,442)	—	(57,403)
Net income	102,476	100,812	(100,385)	102,903
Net income attributable to noncontrolling interests	—	(427)	—	(427)
Net income available to common stockholders	$102,476	$100,385	$(100,385)	$102,476
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$237,410	$564,093	$—	$801,503
Land and lot sales revenue	—	69,490	—	69,490
Other operations revenue	—	1,600	—	1,600
Total revenues	237,410	635,183	—	872,593
Cost of home sales	193,346	448,302	—	641,648
Cost of land and lot sales	—	13,873	—	13,873
Other operations expense	—	1,134	—	1,134
Sales and marketing	10,428	38,492	—	48,920
General and administrative	25,932	30,482	—	56,414
Restructuring charges	(86)	806	—	720
Homebuilding income from operations	7,790	102,094	—	109,884
Equity in income of unconsolidated entities	—	68	—	68
Other (loss) income, net	(112)	337	—	225
Homebuilding income before income taxes	7,678	102,499	—	110,177
Financial Services:
Revenues	—	182	—	182
Expenses	—	84	—	84
Equity in loss of unconsolidated entities	—	(149)	—	(149)
Financial services loss before income taxes	—	(51)	—	(51)
Income before income taxes	7,678	102,448	—	110,126
Equity of net income of subsidiaries	65,764	—	(65,764)	—
Provision for income taxes	(3,215)	(34,852)	—	(38,067)
Net income	70,227	67,596	(65,764)	72,059
Net income attributable to noncontrolling interests	—	(1,832)	—	(1,832)
Net income available to common stockholders	$70,227	$65,764	$(65,764)	$70,227
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(149,745)	$(36,451)	$—	$(186,196)
Cash flows from investing activities:
Purchases of property and equipment	(372)	(751)	—	(1,123)
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	(39,469)	—	39,469	—
Net cash (used in) provided by investing activities	(39,841)	(783)	39,469	(1,155)
Cash flows from financing activities:
Borrowings from debt	392,758	—	—	392,758
Repayment of debt	(276,426)	(400)	—	(276,826)
Debt issuance costs	(5,110)	—	—	(5,110)
Net repayments of debt held by variable interest entities	—	(2,297)	—	(2,297)
Contributions from noncontrolling interests	—	1,810	—	1,810
Distributions to noncontrolling interests	—	(3,921)	—	(3,921)
Proceeds from issuance of common stock under share-based awards	18	—	—	18
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,359)	—	—	(1,359)
Share repurchases	(14,698)	—	—	(14,698)
Intercompany	—	39,469	(39,469)	—
Net cash provided by (used in) financing activities	95,183	34,661	(39,469)	90,375
Net decrease in cash and cash equivalents	(94,403)	(2,573)	—	(96,976)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$53,368	$64,141	$—	$117,509
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

20.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(113,102)	$(63,993)	$—	$(177,095)
Cash flows from investing activities:
Purchases of property and equipment	(427)	(186)	—	(613)
Investments in unconsolidated entities	—	(1,257)	—	(1,257)
Intercompany	(58,117)	—	58,117	—
Net cash (used in) provided by investing activities	(58,544)	(1,443)	58,117	(1,870)
Cash flows from financing activities:
Borrowings from notes payable	140,000	—	—	140,000
Repayment of notes payable	(2,695)	(200)	—	(2,895)
Debt issuance costs	(2,688)	—	—	(2,688)
Net proceeds of debt held by variable interest entities	—	(875)	—	(875)
Contributions from noncontrolling interests	—	2,034	—	2,034
Distributions to noncontrolling interests	—	(4,155)	—	(4,155)
Proceeds from issuance of common stock under share-based awards	660	—	—	660
Excess tax benefit of share-based awards	—	352	—	352
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	58,117	(58,117)	—
Net cash provided by (used in) financing activities	133,087	55,273	(58,117)	130,243
Net decrease increase in cash and cash equivalents	(38,559)	(10,163)	—	(48,722)
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$67,329	$54,578	$—	$121,907
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

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

Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to improve on a slow, sustainable growth trajectory, supported by stronger general economic conditions, low unemployment levels, modest wage gains, low interest rates, and increasing consumer confidence combined with a limited supply of new homes.  During the second quarter of 2016, new-home demand and home prices across a majority of the markets in which we operate improved, although we continued to see variability from market to market with demand generally driven by general economic conditions in each market.  We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years.  Homebuilding activity in many markets, however, continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply.  We expect these demand and supply trends will result in a continued slow and steady recovery in the homebuilding market. See "Cautionary Note Concerning Forward-Looking Statements".
Our second quarter 2016 results reflect this continued market recovery as we experienced a 35% increase in net income available to common stockholders of $73.9 million compared to $54.9 million in the same period in 2015.  The increase was primarily driven by a 230 basis point increase in homebuilding gross margin percentage to 22.3% compared to 20.0% for the second quarter of 2015 and a 25% increase in new home deliveries to 994 homes compared to 798 homes in the prior year period.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding:
Home sales revenue	$556,925	$427,238	$979,980	$801,503
Land and lot sales revenue	67,314	67,490	67,669	69,490
Other operations revenue	604	607	1,184	1,600
Total revenues	624,843	495,335	1,048,833	872,593
Cost of home sales	432,738	341,742	757,237	641,648
Cost of land and lot sales	14,460	11,564	15,239	13,873
Other operations expense	583	572	1,149	1,134
Sales and marketing	32,448	25,634	58,769	48,920
General and administrative	30,269	28,261	58,665	56,414
Restructuring charges	215	498	350	720
Homebuilding income from operations	114,130	87,064	157,424	109,884
Equity in income (loss) of unconsolidated entities	215	(39)	201	68
Other income (loss), net	151	(31)	266	225
Homebuilding income before income taxes	114,496	86,994	157,891	110,177
Financial Services:
Revenues	379	182	527	182
Expenses	53	58	111	84
Equity in income (loss) of unconsolidated entities	1,284	(116)	1,999	(149)
Financial services income (loss) before income taxes	1,610	8	2,415	(51)
Income before income taxes	116,106	87,002	160,306	110,126
Provision for income taxes	(41,913)	(30,240)	(57,403)	(38,067)
Net income	74,193	56,762	102,903	72,059
Net income attributable to noncontrolling interests	(267)	(1,832)	(427)	(1,832)
Net income available to common stockholders	$73,926	$54,930	$102,476	$70,227
Earnings per share
Basic	$0.46	$0.34	$0.63	$0.43
Diluted	$0.46	$0.34	$0.63	$0.43

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	191	18.5	3.4	184	18.0	3.4	4%	3%	0%
Pardee Homes	340	22.3	5.1	355	23.5	5.0	(4)%	(5)%	2%
Quadrant Homes	92	9.0	3.4	116	10.8	3.6	(21)%	(17)%	(6)%
Trendmaker Homes	133	28.0	1.6	124	26.5	1.6	7%	6%	0%
TRI Pointe Homes	379	28.2	4.5	365	26.5	4.6	4%	6%	(2)%
Winchester Homes	123	13.5	3.0	94	14.3	2.2	31%	(6)%	36%
Total	1,258	119.5	3.5	1,238	119.5	3.5	2%	0%	0%

Net new home orders for the three months ended June 30, 2016 increased by 20 units or 2% to 1,258, compared to 1,238 during the prior year period.  Average selling communities remained flat at 119.5 for each of the three month periods ended June 30, 2016 and 2015. The 31% increase in net new home orders at Winchester was primarily due to better market conditions and product offerings resulting in a 36% increase in absorption pace. The increase in net new home orders at Maracay Homes, Trendmaker Homes and TRI Pointe Homes was mainly due to an increase in average selling communities. The decrease in net new home orders at Quadrant Homes and Pardee Homes was largely the result of lower average selling communities.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2016			As of June 30, 2015			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	360	$153,107	$425	274	$106,347	$388	31%	44%	10%
Pardee Homes	401	236,903	591	471	296,298	629	(15)%	(20)%	(6)%
Quadrant Homes	171	99,366	581	199	87,233	438	(14)%	14%	33%
Trendmaker Homes	177	94,850	536	243	128,645	529	(27)%	(26)%	1%
TRI Pointe Homes	516	330,262	640	631	449,080	712	(18)%	(26)%	(10)%
Winchester Homes	173	111,731	646	180	132,244	735	(4)%	(16)%	(12)%
Total	1,798	$1,026,219	$571	1,998	$1,199,847	$601	(10)%	(14)%	(5)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into sales contracts with customers but for which we have not yet delivered the homes. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 13% for the three months ended June 30, 2016 compared to 16% for the same prior year period.  The dollar value of backlog was $1.0 billion as of June 30, 2016, a decrease of $173.6 million, or 14%, compared to $1.2 billion as of June 30, 2015.  The decrease in dollar value of backlog was due to a decline in backlog units to 1,798 as of June 30, 2016 from 1,998 as of June 30, 2015, representing $120.1 million of the decline. Additionally, a 5% decrease in the average sales price of homes in backlog to $571,000 as of June 30, 2016 from $601,000 as of June 30, 2015, impacted the decrease in dollar value of backlog by $53.9 million.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	120	$47,857	$399	91	$33,574	$369	32%	43%	8%
Pardee Homes	318	178,602	562	242	110,231	456	31%	62%	23%
Quadrant Homes	105	54,708	521	87	35,689	410	21%	53%	27%
Trendmaker Homes	126	63,230	502	123	64,652	526	2%	(2)%	(5)%
TRI Pointe Homes	217	152,827	704	174	130,553	750	25%	17%	(6)%
Winchester Homes	108	59,701	553	81	52,539	649	33%	14%	(15)%
Total	994	$556,925	$560	798	$427,238	$535	25%	30%	5%

Home sales revenue increased $129.7 million, or 30%, to $556.9 million for the three months ended June 30, 2016 from $427.2 million for the prior year period. The increase was comprised of: (i) $104.9 million related to a 25% increase in homes delivered to 994 for the three months ended June 30, 2016 from 798 in the prior year period; and (ii) $24.8 million due to an increase in average sales price of $25,000 per home to $560,000 for the three months ended June 30, 2016 from $535,000 in the prior year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2016	%	2015	%
Home sales revenue	$556,925	100.0%	$427,238	100.0%
Cost of home sales	432,738	77.7%	341,742	80.0%
Homebuilding gross margin	124,187	22.3%	85,496	20.0%
Add: interest in cost of home sales	11,438	2.1%	7,640	1.8%
Add: impairments and lot option abandonments	107	0.0%	882	0.2%
Adjusted homebuilding gross margin(1)	$135,732	24.4%	$94,018	22.0%
Homebuilding gross margin percentage	22.3%		20.0%
Adjusted homebuilding gross margin percentage(1)	24.4%		22.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 22.3% for the three months ended June 30, 2016 as compared to 20.0% for the prior year period.  The increase in gross margin was primarily due to the 31% increase in deliveries from Pardee Homes, which carries a lower land basis in some of its longer-term land holdings.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.4% for the three months ended June 30, 2016, compared to 22.0% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.
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

Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2016	%	2015	%
Land and lot sales revenue	$67,314	100.0%	$67,490	100.0%
Cost of land and lot sales	14,460	21.5%	11,564	17.1%
Land and lot gross margin	$52,854	78.5%	$55,926	82.9%
During the quarter ended June 30, 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the sale. During the quarter ended June 30, 2015, our Pardee Homes reporting segment sold a commercial site in the Pacific Highlands Ranch community for $53.0 million in cash proceeds. Both transactions involving the Pacific Highlands Ranch community included significant gross margins due to the low land basis of the community which was acquired in 1981.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$32,448	$25,634	5.8%	6.0%
General and administrative (G&A)	30,269	28,261	5.4%	6.6%
Total sales and marketing and G&A	$62,717	$53,895	11.3%	12.6%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.8% for the three month period ended June 30, 2016 compared to 6.0% for the prior year period. The decrease was the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 30% increase in homes sales revenue. Total sales and marketing expense increased by $6.8 million to $32.4 million for the three months ended June 30, 2016 compared to $25.6 million in the same prior year period, and is primarily attributable to direct selling costs related to the 25% increase in new home deliveries.
General and administrative expenses as a percentage of home sales revenue decreased to 5.4% of home sales revenue for the three months ended June 30, 2016 compared to 6.6% for the prior year period.  The decrease is due primarily to higher operating leverage resulting from the 30% increase in home sales revenue. General and administrative expenses increased to $30.3 million for the three months ended June 30, 2016 compared to $28.3 million in the same prior year period as a result of additional headcount to support future growth.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 11.3% for the three month period ended June 30, 2016 compared to 12.6% in the prior year period. Total SG&A expense increased $8.8 million, or 16.3%, to $62.7 million for the three months ended June 30, 2016 from $53.9 million in the prior year period.
Restructuring Charges
Restructuring charges decreased to $215,000 for the three months ended June 30, 2016 compared to $498,000 in the same period in the prior year.  The decrease was mainly due to lower lease termination costs in 2016.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $16.3 million and $15.1 million for the three months ended June 30, 2016 and 2015, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended June 30, 2016 as compared to the prior year period was primarily attributable to an increase in our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016.

Income Tax
For the three months ended June 30, 2016, we recorded a tax provision of $41.9 million based on an effective tax rate of 36.1%.  For the three months ended June 30, 2015, we recorded a tax provision of $30.2 million based on an effective tax rate of 34.8%. The increase in provision for income taxes is due to an increase in income before income taxes of $29.1 million to $116.1 million for the three months ended June 30, 2016 compared to $87.0 million for the prior year period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	392	18.3	3.6	345	17.4	3.3	14%	5%	9%
Pardee Homes	653	22.7	4.8	663	22.0	5.0	(2)%	3%	(4)%
Quadrant Homes	225	9.0	4.2	266	10.4	4.3	(15)%	(13)%	(2)%
Trendmaker Homes	255	25.7	1.7	256	26.4	1.6	—%	(3)%	6%
TRI Pointe Homes	644	26.8	4.0	701	26.3	4.4	(8)%	2%	(9)%
Winchester Homes	238	13.4	3.0	201	13.6	2.5	18%	(1)%	20%
Total	2,407	115.9	3.5	2,432	116.1	3.5	(1)%	—%	—%

Net new home orders for the six months ended June 30, 2016 decreased by 25 units or 1% to 2,407, compared to 2,432 during the prior year period.  The decrease in net new home orders at Quadrant Homes was largely due to a decrease in average selling communities. The decrease in net new home orders at TRI Pointe Homes and Pardee Homes was mainly the result of decreased absorption rates. While absorption rates decreased year over year, they still remained very strong at 4.0 and 4.8 at TRI Pointe Homes and Pardee Homes respectively for the six months ended June 30, 2016. The increase in net new home orders at Maracay Homes was due to a 5% increase in average selling communities and a 9% increase in absorption rates due to better market conditions compared to the prior year and successful community openings. The increase in net new home orders at Winchester Homes was primarily due to an increase in absorption rates as a result of improved market conditions compared to the prior year period and new product offerings.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	235	$93,294	$397	176	$66,051	$375	34%	41%	6%
Pardee Homes	526	297,535	566	410	195,889	478	28%	52%	18%
Quadrant Homes	197	100,186	509	180	79,025	439	9%	27%	16%
Trendmaker Homes	214	107,015	500	231	120,860	523	(7)%	(11)%	(4)%
TRI Pointe Homes	418	284,784	681	313	237,411	759	34%	20%	(10)%
Winchester Homes	175	97,165	555	156	102,267	656	12%	(5)%	(15)%
Total	1,765	$979,979	$555	1,466	$801,503	$547	20%	22%	1%

Home sales revenue increased $178.5 million, or 22%, to $980.0 million for the six months ended June 30, 2016 from $801.5 million for the prior year period. The increase was comprised of: (i) $163.6 million related to a 20% increase in homes delivered to 1,765 for the six months ended June 30, 2016 from 1,466 in the prior year period; and (ii) $14.1 million due to an increase in average sales price of $8,000 per home to $555,000 for the six months ended June 30, 2016 from $547,000 in the prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2016	%	2015	%
Home sales revenue	$979,980	100.0%	$801,503	100.0%
Cost of home sales	757,237	77.3%	641,648	80.1%
Homebuilding gross margin	222,743	22.7%	159,855	19.9%
Add: interest in cost of home sales	20,268	2.1%	14,351	1.8%
Add: impairments and lot option abandonments	289	0.0%	1,227	0.2%
Adjusted homebuilding gross margin(1)	$243,300	24.8%	$175,433	21.9%
Homebuilding gross margin percentage	22.7%		19.9%
Adjusted homebuilding gross margin percentage(1)	24.8%		21.9%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 22.7% for the six months ended June 30, 2016 as compared to 19.9% for the prior year period.  The increase in gross margin was primarily due to the 28% increase in deliveries from Pardee Homes, which carries a lower land basis in some of its longer-term land holdings.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.8% for the six months ended June 30, 2016, compared to 21.9% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.
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
Land and Lot Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2016	%	2015	%
Land and lot sales revenue	$67,669	100.0%	$69,490	100.0%
Cost of land and lot sales	15,239	22.5%	13,873	20.0%
Land and lot gross margin	$52,430	77.5%	$55,617	80.0%
During the six months ended June 30, 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the sale. During the six months ended June 30, 2015, our Pardee Homes reporting segment sold a commercial site in the Pacific Highlands Ranch community for $53.0 million in cash proceeds. Both transactions involving the Pacific Highlands Ranch community included significant gross margins due to the low land basis of the community which was acquired in 1981.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$58,769	$48,920	6.0%	6.1%
General and administrative (G&A)	58,665	56,414	6.0%	7.0%
Total sales and marketing and G&A	$117,434	$105,334	12.0%	13.1%

Sales and marketing expense as a percentage of home sales revenue decreased to 6.0% for the six months ended June 30, 2016 compared to 6.1% for the prior year period. The decrease was mainly due to higher operating leverage on the fixed components of sales and marketing expenses as a result of the 22% increase in homes sales revenue. Total sales and marketing expense increased by $9.9 million to $58.8 million for the six months ended June 30, 2016 compared to $48.9 million in the same prior year period, and is primarily attributable to direct selling costs related to the 20% increase in new home deliveries.
General and administrative expenses as a percentage of home sales revenue decreased to 6.0% for the six months ended June 30, 2016 compared to 7.0% for the prior year period.  The decrease is due primarily to higher operating leverage resulting from the 22% increase in home sales revenue. General and administrative expenses increased to $58.7 million for the six months ended June 30, 2016 compared to $56.4 million in the same prior year period.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 12.0% for the six month period ended June 30, 2016 compared to 13.1% in the prior year period.  Total SG&A expense increased $12.1 million, or 11.5%, to $117.4 million for the six months ended June 30, 2016 from $105.3 million in the prior year period.
Restructuring Charges
Restructuring charges decreased to $350,000 for the six months ended June 30, 2016 compared to $720,000 in the same period in the prior year.  The decrease was due to lower lease termination and severance costs in 2016.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $31.4 million and $30.3 million for the six months ended June 30, 2016 and 2015, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the six months ended June 30, 2016 as compared to the prior year period was primarily attributable to an increase in our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016.
Income Tax
For the six months ended June 30, 2016, we recorded a tax provision of $57.4 million based on an effective tax rate of 35.8%.  For the six months ended June 30, 2015, we recorded a tax provision of $38.1 million based on an effective tax rate of 34.6%. The increase in provision for income taxes is due to an increase in income before income taxes of $50.2 million to $160.3 million for the six months ended June 30, 2016 compared to $110.1 million for the prior year period.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 7, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	June 30,		(Decrease)
	2016	2015	Amount	%
Lots Owned
Maracay Homes	1,491	1,485	6	—%
Pardee Homes	16,154	17,022	(868)	(5)%
Quadrant Homes	1,008	995	13	1%
Trendmaker Homes	1,321	837	484	58%
TRI Pointe Homes	3,007	2,920	87	3%
Winchester Homes	1,916	2,284	(368)	(16)%
Total	24,897	25,543	(646)	(3)%
Lots Controlled(1)
Maracay Homes	738	327	411	126%
Pardee Homes	172	173	(1)	(1)%
Quadrant Homes	408	421	(13)	(3)%
Trendmaker Homes	462	1,274	(812)	(64)%
TRI Pointe Homes	723	735	(12)	(2)%
Winchester Homes	280	448	(168)	(38)%
Total	2,783	3,378	(595)	(18)%
Total Lots Owned or Controlled(1)	27,680	28,921	(1,241)	(4)%
__________

(1)	As of June 30, 2016 and 2015 lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three and six months ended June 30, 2016 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2016, we had $117.5 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.
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
Senior Notes
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance was $295.1 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.
TRI Pointe Group and TRI Pointe Homes are co-issuers of $450 million aggregate principal amount of 4.375% Senior Notes due 2019 (“2019 Notes”) and $450 million aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024. Interest is payable semiannually in arrears on June 15 and December 15.

As of June 30, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $23.1 million of capitalized debt financing costs, included in senior notes on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.4 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.
Unsecured Revolving Credit Facility
On April 28 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility from $550 million to $625 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio. As of June 30, 2016, the outstanding balance under the Credit Facility was $100.0 million with an interest rate 2.20% per annum and $520.0 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At June 30, 2016, we had outstanding letters of credit of $5.0 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loan
As of June 30, 2016, the Company had $17.8 million outstanding related to a seller financed loan to acquire lots for the construction of homes. Principal and interest payments on this loan are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered. The seller financed loan accrues interest at a rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $12.1 million is due in June 2017 with any remaining unpaid balance due in June 2018.
Stock Repurchase Program
On January 27, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.  As of June 30, 2016, 1,253,021 shares have been repurchased under this program at an average price of $11.73 per share for a total cost of $14.7 million. Subsequent to June 30, 2016 and through the date of this filing, the Company has purchased an additional 254,700 shares at an average price of $11.71 per share for a total cost of $3.0 million.

Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2016	2016
Consolidated Tangible Net Worth	$1,595,539	$1,022,205
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	42.8%	<55%
(Not to exceed 55%)
Interest Coverage Test	7.1	>1.5
(Not less than 1.5:1.0)

As of June 30, 2016, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Unsecured revolving credit facility	$100,000	$299,392
Seller financed loans	17,758	2,434
Senior Notes	1,165,114	868,679
Total debt	1,282,872	1,170,505
Stockholders’ equity	1,757,301	1,664,683
Total capital	$3,040,173	$2,835,188
Ratio of debt-to-capital(1)	42.2%	41.3%

Total debt	$1,282,872	$1,170,505
Less: Cash and cash equivalents	(117,509)	(214,485)
Net debt	1,165,363	956,020
Stockholders’ equity	1,757,301	1,664,683
Total capital	$2,922,664	$2,620,703
Ratio of net debt-to-capital(2)	39.9%	36.5%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.

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

Cash Flows—Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $9.1 million to $186.2 million for the six months ended June 30, 2016 from $177.1 million for the six months ended June 30, 2015. The change was comprised of offsetting activity, including (i) an increase in real estate inventories of $323.3 million in 2016 compared to an increase of $255.4 million in 2015 to support our future community count growth and (ii) other offsetting activity included changes in other assets, accounts payable, accrued expenses, and net income.

•
Net cash used in investing activities was $1.2 million for the six months ended June 30, 2016 compared to $1.9 million for the same prior year period in 2015.  The decrease in cash used in investing activities was due mainly due to lower investments in unconsolidated entities.

•
Net cash provided by financing activities decreased to $90.4 million for the six months ending June 30, 2016 from $130.2 million for the same period in the prior year. The change was primarily a result of lower net borrowings from debt during the current period and an increase in spending related to the share repurchase program.

As of June 30, 2016, our cash and cash equivalents balance was $117.5 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of June 30, 2016, we had $25.4 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $350.7 million (net of deposits).
Our utilization of land and lot option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to finance the development of optioned land and lots, general housing market conditions, and local market dynamics.  Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.
As of June 30, 2016, we had $520.0 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities under Development
The following table presents project information relating to each of our markets as of June 30, 2016 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Prince Range (in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	100	2	1	6	$239 - $304
Verrado Palisades	2015	63	18	45	11	2	$307 - $380
Verrado Victory	2015	98	22	76	8	5	$370 - $383
City of Chandler:
Artesian Ranch	2013	90	81	9	9	24	$344 - $400
Vaquero Ranch	2013	74	74	—	—	7	$298 - $373
Maracay at Layton Lakes	2015	47	33	14	14	22	$484 - $524
Sendera Place	2015	79	27	52	25	15	$270 - $317
Hawthorn Manor	2017	84	—	84	—	—	$467 - $500
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	67	—	—	7	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	73	—	—	10	$344 - $424
Marquis at Morrison Ranch	2016	66	1	65	34	1	$402 - $487
Artisan at Morrison Ranch	2016	105	1	104	31	1	$313 - $366
Adora Trails	2017	82	—	82	—	—	$368 - $407
City of Goodyear:
Calderra at Palm Valley	2013	81	81	—	—	1	$275 - $352
City of Mesa:
Kinetic Point at Eastmark	2013	80	74	6	1	14	$283 - $361
Lumiere Garden at Eastmark	2013	85	71	14	3	11	$323 - $402
Aileron Square at Eastmark	2016	58	8	50	13	8	$323 - $402
Curie Court at Eastmark	2016	106	8	98	23	8	$283 - $361
Palladium Point	2016	53	—	53	6	—	$310 - $379
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	106	56	22	19	$205 - $265
Maracay at Northlands	2014	90	52	38	22	17	$329 - $410
Legacy at The Meadows	2017	74	—	74	—	—	$392 - $418
Estates at The Meadows	2017	99	—	99	—	—	$449 - $523
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	64	25	23	21	$300 - $385
Villagio	2013	135	107	28	20	18	$291 - $352
Phoenix, Arizona Total		2,142	1,068	1,074	266	217
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	30	25	10	6	$457 - $514
Oro Valley:
Rancho del Cobre	2014	68	50	18	4	7	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	2	101	9	2	$249 - $294
The Cove - Center Pointe Vistoso	2016	83	—	83	12	—	$324 - $384
Summit N & S - Center Pointe Vistoso	2016	88	1	87	24	1	$373 - $408
The Pinnacle - Center Pointe Vistoso	2016	69	—	69	30	—	$431 - $463
Tucson:
Deseo at Sabino Canyon	2014	39	39	—	—	2	$419 - $505
Ranches at Santa Catalina	2016	34	—	34	5	—	$404 - $450
Tucson, Arizona Total		539	122	417	94	18
Maracay Total		2,681	1,190	1,491	360	235

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Price Range (in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	93	24	20	13	$1,800 - $2,300
Watermark	2013	160	160	—	—	29	$1,000 - $1,310
Canterra	2015	89	46	43	28	21	$760 - $900
Casabella	2015	122	60	62	25	38	$900 - $1,000
Verana	2015	78	71	7	6	33	$990 - $1,100
Pacific Highlands Ranch Future	TBD	925	—	925	—	—	TBD
Olive Hill Estate	2016	37	5	32	7	5	$650 - $770
Castlerock	TBD	415	—	415	—	—	$510 - $770
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	2	71	30	2	$435 - $500
Ocean View HillsFuture	2017	913	—	913	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
Golden Valley	2017	498	—	498	—	—	$558 - $839
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Riverside County:
Meadow Ridge	2013	132	130	2	1	22	$370 - $470
Meadow Glen	2014	142	123	19	10	34	$350 - $410
Amberleaf	2014	131	118	13	12	32	$320 - $370
Summerfield	2015	85	83	2	2	31	$310 - $320
Senterra	2016	82	—	82	20	—	$390 - $460
Vantage	2016	83	—	83	—	—	TBD
Viewpoint	2016	75	—	75	—	—	TBD
Overlook	2016	112	—	112	—	—	TBD
Canyon Hills Future	TBD	311	—	311	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Woodmont	2014	84	84	—	1	16	$320 - $390
Cielo	2015	92	92	—	—	14	$250 - $275
Northstar	2015	123	46	77	11	29	$300 - $330
Skycrest	2015	125	49	76	8	18	$360 - $380
Flagstone	2016	79	5	74	21	5	$400 - $440
Lunetta	2016	89	9	80	28	9	$280 - $300
Elara	2016	118	—	118	—	—	TBD
Sundance Future	TBD	1,317	—	1,317	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$170 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		15,562	1,176	14,386	230	351
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	169	168	1	1	8	$260 - $310
LivingSmart at Eldorado Heights	2013	135	133	2	2	11	$310 - $395
LivingSmart Sandstone	2013	145	124	21	21	34	$228 - $255
North Peak	2015	150	22	128	19	16	$280 - $330
Castle Rock	2015	150	23	127	23	19	$350 - $410
Camino	2016	86	—	86	9	—	$250 - $260
Eldorado Future	2017	59	—	59	—	—	TBD
Solano	2014	132	81	51	16	20	$300 - $330

Alterra	2014	47	38	9	4	13	$425 - $500
Bella Verdi	2015	62	29	33	9	10	$373 - $440
Escala	2016	116	—	116	13	—	$510 - $575
Montero	2016	70	—	70	3	—	$430 - $480
Strada	2017	141	—	141	—	—	TBD
Responsive Home	2016	2	—	2	—	—	TBD
POD 5-1 Future	2017	67	—	67	—	—	TBD
Durango Ranch	2012	153	152	1	1	5	$467 - $560
Durango Trail	2014	77	77	—	—	3	$380 - $410
Meridian	2016	74	2	72	20	2	$580 - $680
Encanto	2016	129	—	129	8	—	$470 - $525
Horizon Terrace	2014	165	71	94	14	11	$400 - $455
Summerglen	2014	140	91	49	8	23	$295 - $300
Keystone	2017	70	—	70	—	—	$450 - $500
Skye Canyon Small	2017	120	—	120	—	—	$337 - $370
Axis	2017	78	—	78	—	—	$680 - $780
The Canyons at MacDonald Ranch - R	2017	22	—	22	—	—	$535 - $565
Sunridge Heights	2017	108	—	108	—	—	$392 - $455
Nova Ridge	2018	112	—	112	—	—	$680 - $715
Nevada Total		2,779	1,011	1,768	171	175
Pardee Total		18,341	2,187	16,154	401	526

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Price Range (in thousands)(6)
Washington
Skagit County:
Skagit Highlands, Mt Vernon	2005	423	422	1	1	13	$280
Skagit Clearwater Court, Mt Vernon	2016	11	9	2	1	9	$306 - $319
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
Kings Corner 1&2, Mill Creek	2014	116	114	2	2	15	$484 - $492
King's Corner 3, Mill Creek	2016	29	10	19	18	10	$467 - $497
Evergreen Heights, Monroe	2016	71	—	71	1	—	$450 - $515
The Grove at Canyon Park, Bothell	2017	60	—	60	—	—	$558 - $603
Greenstone Heights, Bothell	2017	41	—	41	—	—	$860 - $920
King County:
Sonata Hill, Auburn	2014	71	59	12	11	22	$355 - $430
Heathers Ridge, Kirkland	2015	41	29	12	11	17	$663 - $945
Hedgewood, Redmond	2015	11	9	2	1	6	$810 - $857
Hedgewood East, Redmond	2016	15	4	11	9	4	$825 - $975
Grasslawn Estates, Redmond	2016	4	1	3	1	1	$1,450 - $1,550
Vintner's Place, Kirkland	2016	35	4	31	23	4	$712 - $847
Copperwood, Renton	2016	46	2	44	23	2	$620 - $730
Viscaia, Bellevue	2017	18	—	18	—	—	$674 - $729
Trailside, Redmond	2017	9	—	9	—	—	$870 - $1,005
Parkwood Terrace, Woodinville	2017	15	—	15	—	—	$800 - $830
Hazelwood Ridge, Newcastle	2017	30	—	30	—	—	$760 - $905
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$865 - $1,000
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$935 - $1,000
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,310 - $1,610
English Landing P2, Redmond	2017	25	—	25	—	—	$930 - $1,070
English Landing P1, Redmond	2017	50	—	50	—	—	$945 - $1,095
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$625 - $855
Cedar Landing, North Bend	2017	138	—	138	—	—	$590 - $740
Monarch Ridge, Sammamish	2017	59	—	59	—	—	$860 - $975
Ray Meadows, Redmond	2018	27	—	27	—	—	$930 - $1,080
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	—	—	$632 - $704
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	38	2	—	2	$395 - $422
Harbor Hill S-8, Gig Harbor	2015	33	22	11	9	18	$385 - $454
Harbor Hill S-7, Gig Harbor	2016	16	—	16	6	—	$412 - $472
Chambers Ridge, Tacoma	2014	24	23	1	1	6	$630
The Enclave at Harbor Hill, Gig Harbor	2016	33	9	24	4	9	$520 - $595
Thurston County:
Campus Fairways, Lacey	2015	39	24	15	5	11	$365 - $465
Kitsap County:
McCormick Meadows, Port Orchard	2012	167	150	17	15	31	$292 - $354
Mountain Aire, Poulsbo	2016	145	3	142	29	3	$390 - $453
Washington Total		1,940	932	1,008	171	197
Quadrant Total		1,940	932	1,008	171	197

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	18	16	1	1	$387 - $458
Southern Trails, Pearland	2014	40	36	4	1	7	$499 - $550
Pomona, Manvel	2015	24	1	23	5	1	$355 - $476
Rise Meridiana	2016	12	—	12	1	—	$300 - $335
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	53	32	21	—	2	$345 - $437
Cross Creek Ranch 65', Fulshear	2013	52	30	22	3	9	$405 - $458
Cross Creek Ranch 70', Fulshear	2013	56	42	14	5	5	$497 - $567
Cross Creek Ranch 80', Fulshear	2013	29	14	15	6	8	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	28	15	13	2	3	$604 - $680
Villas at Cross Creek Ranch, Fulshear	2013	101	100	1	—	9	$454 - $496
Fulshear Run, Richmond	2016	12	—	12	2	—	$536 - $638
Cinco Ranch, Katy	2015	55	55	—	—	1	$396 - $530
Harvest Green 75', Richmond	2015	19	3	16	5	3	$421 - $497
Sienna Plantation 80', Missouri City	2013	45	45	—	—	6	$542 - $650
Sienna Plantation 85', Missouri City	2015	25	—	25	8	—	$524 - $635
Villas at Sienna South, Missouri City	2015	19	3	16	3	3	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	89	20	6	9	$465 - $553
Villas at Aliana, Richmond	2013	104	70	34	7	10	$409 - $497
Riverstone 55', Sugar Land	2013	34	27	7	5	10	$443 - $467
Riverstone 80', Sugar Land	2013	30	30	—	—	2	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	2	3	2	1	$1,197
The Townhomes at Imperial, Sugar Land	2015	27	27	—	—	7	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	50	48	2	1	4	$680 - $686
Harris County:
Fairfield, Cypress	2010	39	34	5	5	9	$530 - $595
Lakes of Fairhaven, Cypress	2008	166	166	—	—	9	$409 - $505
Towne Lake Living Views, Cypress	2013	122	110	12	6	6	$468 - $561
The Groves, Humble	2015	36	16	20	12	2	$436 - $498
Lakes of Creekside	2015	13	—	13	1	—	$549 - $648
Bridgeland '80, Cypress	2015	17	—	17	11	—	$487 - $569
Bridgeland Patio, Cypress	2016	5	—	5	—	—
Elyson 70', Cypress	2016	1	—	1	—	—
Hidden Arbor, Cypress	2015	107	—	107	17	—	$387 - $586
Clear Lake, Houston	2015	752	117	635	34	26	$360 - $660
Montgomery County:
Barton Woods, Conroe	2013	118	111	7	5	9	$447 - $624
Villas at Oakhurst, Porter		55	55	—	—	5	$542 - $650
Woodtrace, Woodtrace	2014	36	15	21	2	4	$430 - $473
Northgrove, Tomball	2015	25	—	25	—	—	$465 - $536
Bender's Landing Estates, Spring	2014	104	31	73	2	8	$457 - $567
The Woodlands, Creekside Park	2015	35	4	31	2	4	$430 - $651
Waller County:
Cane Island, Katy	2015	15	7	8	1	7	$518 - $624
Williamson County:
Crystal Falls	TBD	29	—	29	—	—	$450 - $598
Hays County:

Belterra 80', Austin	2016	20	—	20	1	—	$540 - $603
Other:
Avanti Custom Homes	2007	125	114	11	10	13	$480 - $856
Texas Casual Cottages, Round Top	2010	88	84	4	4	10	$389 - $520
Texas Casual Cottages, Hill Country	2012	46	45	1	1	1	$443 - $500
Texas Total		2,917	1,596	1,321	177	214
Trendmaker Homes Total		2,917	1,596	1,321	177	214

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Arcadia, Irvine	2013	61	52	9	9	6	$1,199 - $1,420
Arcadia II, Irvine	2014	66	66	—	—	12	$1,199 - $1,281
Fairwind, Huntington Beach	2015	80	80	—	—	17	$937 - $1,032
Cariz, Irvine	2014	112	112	—	—	18	$495 - $604
Messina, Irvine	2014	59	49	1	—	11	$1,515 - $1,660
Messina II, Irvine	2016	43	—	15	19	—	$1,515 - $1,660
Aria, Rancho Mission Viejo	2016	87	14	73	27	11	$615 - $658
Aria II, Rancho Mission Viejo	2017	64	—	64	—	—	TBD
Aubergine, Rancho Mission Viejo	2016	66	13	53	7	13	$1,110 - $1,135
Aubergine II, Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Carlisle 10-Pack Garden Court, Irvine	2017	74	—	74	—	—	$685 - $770
Sterling Row Townhomes, Irvine	2017	96	—	96	—	—	$587 - $700
Varenna at Orchard Hills, Irvine	2016	71	—	37	—	—	$1,175 - $1,235
Alston, Anaheim	2017	75	—	75	—	—	$780 - $820
Riverside County:
Topazridge, Riverside	2012	68	68	—	—	5	$464 - $529
Topazridge II, Riverside	2014	49	49	—	—	4	$459 - $515
Aldea, Temecula	2014	90	90	—	—	13	$262 - $298
Kite Ridge, Riverside	2014	87	29	58	26	11	$454 - $479
Serrano Ridge at Sycamore Creek, Riverside	2015	87	17	70	39	13	$388 - $415
Terrassa Court, Corona	2015	94	2	92	8	2	$400 - $438
Terrassa Villas, Corona	2015	52	1	51	4	1	$438 - $478
Los Angeles County:
Grayson, Santa Clarita	2015	119	22	97	19	16	$517 - $550
Garvey Square, El Monte	2017	102	—	102	—	—	TBD
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	34	118	38	21	$360 - $395
Kensington at Park Place, Ontario	2015	67	16	51	18	10	$487 - $514
St. James at Park Place, Ontario	2015	57	31	26	18	14	$456 - $468
Ventura County:
The Westerlies, Oxnard	2015	116	—	116	34	—	$380 - $498
Southern California Total		2,151	745	1,335	266	198
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	84	5	16	21	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	75	30	14	17	$572 - $620
Marquette at Barrington, Brentwood	2015	90	31	59	12	14	$480 - $740
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$475 - $595
Penrose at Barrington, Brentwood	2016	34	—	34	—	—	$508 - $587
Santa Clara County:
Cobblestone, Milpitas	2015	32	31	1	—	9	$960 - $1,163
Solano County:
Redstone, Vacaville	2015	141	41	100	16	14	$459 - $533
Green Valley-Lewis, Fairfield	2018	95	—	95	—	—	$475 - $510
Green Valley-Westgate, Fairfield	2018	53	—	53	—	—	$527 - $572
San Joaquin County:
Ventana, Tracy	2015	93	34	59	14	12	$442 - $547
Sundance, Mountain House	2015	113	41	72	23	32	$580 - $660

Alameda County:
Cadence, Alameda Landing	2015	91	50	41	9	12	$1,082 - $1,259
Linear, Alameda Landing	2015	106	54	52	10	—	$699 - $935
Symmetry, Alameda Landing	2016	56	1	55	24	1	$860 - $965
Commercial, Alameda Landing	TBD	2	—	2	—	—	620
Parasol, Fremont	2016	39	—	39	17	—	$595 - $980
Blackstone at the Cannery, Hayward SFA	2016	105	—	105	15	—	$563 - $663
Blackstone at the Cannery, Hayward SFD	2016	52	—	52	8	—	$669 - $719
Coopers Place, Livermore	2017	31	—	31	—	—	$865 - $915
Slate at Jordan Ranch, Dublin	2017	56	—	56	—	—	$1,010 - $1,135
Onyx at Jordan Ranch, Dublin	2017	105	—	57	—	—	$880 - $945
Mission Stevenson, Fremont	2018	77	—	77	—	—	$655 - $925
Northern California Total		1,657	442	1,167	178	132
California Total		3,808	1,187	2,502	444	330
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	122	27	22	22	$355 - $408
Terrain 3500 Series, Castle Rock	2015	67	55	12	9	18	$327 - $350
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	51	—	—	6	$390 - $446
Leyden Rock 5000 Series, Arvada	2015	67	48	19	16	18	$454 - $509
Candelas 6000 Series, Arvada	2015	76	11	65	10	5	$503 - $615
Candelas 3500 Series, Arvada	2016	97	—	97	—	—	$388 - $450
Denver County:
Platt Park North, Denver	2014	29	29	—	—	1	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	150	30	49	12	18	$406 - $441
Arapahoe County:
Whispering Pines, Aurora	2015	115	—	115	3	—	$553 - $616
Adams County:
Amber Creek, Thornton	2017	121	—	121	—	—	$391 - $457
Colorado Total		922	346	505	72	88
TRI Pointe Total		4,730	1,533	3,007	516	418

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2016	Lots Owned as of June 30, 2016(3)	Backlog as of June 30, 2016(4)(5)	Homes Delivered for the Six Months Ended June 30, 2016	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Watson's Glen, Millersville	2015	103	3	100	—	1	Closed
Frederick County:
Landsdale Village SFD	2015	222	27	195	11	11	$495 - $635
Landsdale Townhomes	2015	100	11	89	10	8	$335 - $375
Landsdale TND Neo SFD	2015	77	5	72	8	5	$435 - $468
Howard County:
Walnut Creek, Ellicott City	2014	25	20	5	4	5	$1,182- $1,409
Montgomery County:

Cabin Branch SFD	2014	359	61	298	30	18	$495 - $668
Cabin Branch Boulevard Townhomes	TBD	121	—	121	—	—	TBD
Cabin Branch Townhomes	2014	507	91	416	10	28	$375 - $416
Preserve at Stoney Spring-Lots for Sale	TBD	5	—	5	—	—	TBD
Preserve at Rock Creek, Rockville	2012	68	65	3	1	2	$748 - $964
Poplar Run Townhomes	2013	136	136	—	—	18	$390 - $435
Poplar Run SFD	2010	297	227	70	17	18	$567 - $766
Poplar Run Single Family Neos	2016	29	—	29	12	—	$540 - $630
Potomac Highlands, Potomac	2016	23	—	23	—	—	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	—	171	2	—	$485 - $568
Maryland Total		2,243	646	1,597	105	114
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	28	—	—	3	1460
Stuart Mill & Timber Lake, Oakton	2014	14	5	9	4	—	$1,363 - $1,675
Stuart Mill -Lots for Sale, Oakton	TBD	5	—	5	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	27	141	13	10	$370 - $424
Loudoun County:
English Manor Villas	2014	58	35	23	9	10	$495 - $545
Glenmere at Brambleton SFD	2014	90	77	13	16	14	$650 - $733
Glenmere at Brambleton Townhomes	2014	99	84	15	16	12	$470 - $474
Vistas at Lansdowne, Lansdowne	2015	120	25	95	9	7	$569 - $670
Willowsford Grant II, Aldie	2016	9	—	9	—	—	TBD
Willowsford Greens, Aldie	2014	38	29	9	1	5	$760 - $840
Virginia Total		629	310	319	68	61
Winchester Total		2,872	956	1,916	173	175

Combined Company Total		33,481	8,394	24,897	1,798	1,765
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of June 30, 2016 include owned lots in backlog as of June 30, 2016.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2016, 1,212 homes are under construction, 272 homes have completed construction, and 314 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three or six months ended June 30, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three or six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three or six months ended June 30, 2016.

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
Increases in taxes or government fees could increase our costs, which could materially and adversely affect us.
Increases in real estate taxes and other local government fees, such as development or impact fees, fees imposed on developers to fund schools, open space, road improvements, and other public improvements, and fees imposed on developers to provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations, which could have a material adverse effect on our Financial Performance. In addition, increases in local real estate taxes could adversely affect the purchasing decisions of potential homebuyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes, which could have a material adverse effect on our Financial Performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
During the three months ended June 30, 2016, we repurchased the following shares under our repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 2016 to April 30, 2016	—	$—	—	$100,000,000
May 1 2016 to May 31, 2016	22,100	$11.00	22,100	$99,756,907
June 1, 2016 to June 30, 2016	1,230,921	$11.74	1,230,921	$85,301,811
Total	1,253,021	$11.73	1,253,021

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1
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

4.2
Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.3
First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4
Second Amendment to Investor Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.5
Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.6
First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C. and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.7
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.8
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.9
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.10
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.11
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.12
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.13
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.14
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Point Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.15
Indenture, dated as of May 23, 2016, by and between TRI Pointe Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.16
First Supplemental Indenture, dated as of May 26, 2016, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed May 26, 2016))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: July 27, 2016		Chief Financial Officer