Form 10-Q
period 2016-09-30
TRI Pointe Group, Inc.
filed 2016-10-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant’s shares of common stock outstanding at October 14, 2016: 160,064,678

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

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$128,715	$214,485
Receivables	35,321	43,710
Real estate inventories	2,969,148	2,519,273
Investments in unconsolidated entities	17,205	18,999
Goodwill and other intangible assets, net	161,629	162,029
Deferred tax assets, net	111,887	130,657
Other assets	65,998	48,918
Total assets	$3,489,903	$3,138,071
Liabilities
Accounts payable	$77,667	$64,840
Accrued expenses and other liabilities	219,396	216,263
Unsecured revolving credit facility	200,000	299,392
Seller financed loans	17,758	2,434
Senior notes, net	1,166,724	868,679
Total liabilities	1,681,545	1,451,608

Commitments and contingencies (Note 14)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 160,064,678 and 161,813,750 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,601	1,618
Additional paid-in capital	894,681	911,197
Retained earnings	889,178	751,868
Total stockholders’ equity	1,785,460	1,664,683
Noncontrolling interests	22,898	21,780
Total equity	1,808,358	1,686,463
Total liabilities and equity	$3,489,903	$3,138,071

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding:
Home sales revenue	$578,653	$642,352	$1,558,633	$1,443,855
Land and lot sales revenue	2,535	4,876	70,204	74,366
Other operations revenue	606	613	1,790	2,213
Total revenues	581,794	647,841	1,630,627	1,520,434
Cost of home sales	462,323	507,543	1,219,560	1,149,191
Cost of land and lot sales	1,734	3,451	16,973	17,324
Other operations expense	575	570	1,724	1,704
Sales and marketing	31,852	30,038	90,621	78,958
General and administrative	31,150	26,736	89,815	83,150
Restructuring charges	128	2,010	478	2,730
Homebuilding income from operations	54,032	77,493	211,456	187,377
Equity in (loss) income of unconsolidated entities	(20)	(150)	181	(82)
Other income, net	21	47	287	272
Homebuilding income before income taxes	54,033	77,390	211,924	187,567
Financial Services:
Revenues	235	300	762	482
Expenses	72	47	183	131
Equity in income (loss) of unconsolidated entities	1,247	147	3,246	(2)
Financial services income before income taxes	1,410	400	3,825	349
Income before income taxes	55,443	77,790	215,749	187,916
Provision for income taxes	(20,298)	(28,021)	(77,701)	(66,088)
Net income	35,145	49,769	138,048	121,828
Net (income) loss attributable to noncontrolling interests	(311)	393	(738)	(1,439)
Net income available to common stockholders	$34,834	$50,162	$137,310	$120,389
Earnings per share
Basic	$0.22	$0.31	$0.85	$0.74
Diluted	$0.22	$0.31	$0.85	$0.74
Weighted average shares outstanding
Basic	160,614,055	161,772,893	161,456,520	161,651,177
Diluted	161,267,509	162,366,744	161,916,352	162,299,282

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	161,355,490	$1,614	$906,159	$546,407	$1,454,180	$18,296	$1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Adjustment to capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	1,618	911,197	751,868	1,664,683	21,780	1,686,463
Net income	—	—	—	137,310	137,310	738	138,048
Shares issued under share-based awards	356,449	4	457	—	461	—	461
Excess tax deficit of share-based awards, net	—	—	(170)	—	(170)	—	(170)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	9,648	—	9,648	—	9,648
Share repurchases	(2,105,521)	(21)	(25,092)	—	(25,113)	—	(25,113)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,104)	(3,104)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	3,484	3,484
Balance at September 30, 2016	160,064,678	$1,601	$894,681	$889,178	$1,785,460	$22,898	$1,808,358

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$138,048	$121,828
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,322	5,416
Equity in (income) loss of unconsolidated entities, net	(3,427)	84
Deferred income taxes, net	18,770	16,342
Amortization of stock-based compensation	9,648	8,536
Charges for impairments and lot option abandonments	678	1,903
Excess tax deficit of share-based awards	(170)	—
Changes in assets and liabilities:
Real estate inventories	(442,671)	(305,889)
Receivables	8,549	(12,803)
Other assets	(16,806)	25,490
Accounts payable	12,827	(1,113)
Accrued expenses and other liabilities	5,876	195
Returns on investments in unconsolidated entities, net	5,049	—
Net cash used in operating activities	(261,307)	(140,011)
Cash flows from investing activities:
Purchases of property and equipment	(2,056)	(1,059)
Investments in unconsolidated entities	(32)	(1,458)
Distributions from unconsolidated entities	—	319
Net cash used in investing activities	(2,088)	(2,198)
Cash flows from financing activities:
Borrowings from debt	491,069	140,000
Repayment of debt	(276,826)	(57,713)
Debt issuance costs	(5,061)	(2,688)
Net repayments of debt held by variable interest entities	(2,442)	(5,927)
Contributions from noncontrolling interests	1,955	4,281
Distributions to noncontrolling interests	(5,059)	(9,198)
Proceeds from issuance of common stock under share-based awards	461	1,616
Excess tax benefit of share-based awards	—	392
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	(2,190)
Share repurchases	(25,113)	—
Net cash provided by financing activities	177,625	68,573
Net decrease in cash and cash equivalents	(85,770)	(73,636)
Cash and cash equivalents - beginning of period	214,485	170,629
Cash and cash equivalents - end of period	$128,715	$96,993

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of September 30, 2016 and December 31, 2015 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.
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
Reclassifications
Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation, including the Company's change in reportable segments to include the addition of our financial services operation in the fourth quarter of 2015. These reclassifications had no material impact on the Company's condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of ASU 2016-15 may have on our consolidated financial statements and disclosures.

2.	Restructuring
Restructuring charges were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee-related charges	$5	$1,433	$30	$1,568
Lease termination charges	123	577	448	1,162
Total	$128	$2,010	$478	$2,730

Employee-related charges for the three and nine months ended September 30, 2016 and 2015 relate to severance-related expenses for employees terminated during the period.  Lease termination charges for the three and nine months ended September 30, 2016, and 2015 relate to contract terminations and the adjustment of restructuring reserves related to the estimate of sublease income.
Changes in employee-related restructuring reserves were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued employee-related charges, beginning of period	$100	$109	$220	$3,844
Current year charges	5	1,433	30	1,568
Payments	(20)	(1,087)	(165)	(4,957)
Accrued employee-related charges, end of period	$85	$455	$85	$455

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued lease termination charges, beginning of period	$447	$644	$767	$1,394
Current year charges	123	577	448	1,162
Payments	(352)	(705)	(997)	(2,040)
Accrued lease termination charges, end of period	$218	$516	$218	$516

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

3.	Segment Information
We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding brands that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon the above factors, our homebuilding operations are comprised of the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our financial services operation (“TRI Pointe Solutions”) is a reportable segment and is comprised of mortgage financing operations (“TRI Pointe Connect”) and title services operations (“TRI Pointe Assurance”).  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect, which was formed as a joint venture with an established mortgage lender, can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage originations that help facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company.  We commenced our financial services operation in the fourth quarter of 2014.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Maracay Homes	$68,024	$50,505	$161,318	$116,556
Pardee Homes	188,148	172,957	547,311	424,680
Quadrant Homes	48,354	48,173	153,575	132,698
Trendmaker Homes	64,251	81,044	172,509	203,235
TRI Pointe Homes	167,769	224,244	452,553	461,654
Winchester Homes	45,248	70,918	143,361	181,611
Total homebuilding revenues	581,794	647,841	1,630,627	1,520,434
Financial services	235	300	762	482
Total	$582,029	$648,141	$1,631,389	$1,520,916

Income (loss) before income taxes
Maracay Homes	$4,385	$3,687	$9,544	$5,820
Pardee Homes	37,508	39,776	165,718	121,112
Quadrant Homes	5,497	3,850	14,808	6,176
Trendmaker Homes	3,516	7,214	9,439	17,525
TRI Pointe Homes	11,723	29,561	34,651	55,295
Winchester Homes	1,692	1,557	6,345	7,948
Corporate	(10,288)	(8,255)	(28,581)	(26,309)
Total homebuilding income before income taxes	54,033	77,390	211,924	187,567
Financial services	1,410	400	3,825	349
Total	$55,443	$77,790	$215,749	$187,916

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2016	December 31, 2015
Real estate inventories
Maracay Homes	$252,094	$206,912
Pardee Homes	1,109,262	1,011,982
Quadrant Homes	217,430	190,038
Trendmaker Homes	221,201	199,398
TRI Pointe Homes	877,941	659,130
Winchester Homes	291,220	251,813
Total	$2,969,148	$2,519,273

Total assets
Maracay Homes	$272,928	$227,857
Pardee Homes	1,182,282	1,089,586
Quadrant Homes	237,959	202,024
Trendmaker Homes	236,618	213,562
TRI Pointe Homes	1,047,975	832,423
Winchester Homes	314,069	278,374
Corporate	192,654	292,169
Total homebuilding assets	3,484,485	3,135,995
Financial services	5,418	2,076
Total	$3,489,903	$3,138,071

4.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$34,834	$50,162	$137,310	$120,389
Denominator:
Basic weighted-average shares outstanding	160,614,055	161,772,893	161,456,520	161,651,177
Effect of dilutive shares:
Stock options and unvested restricted stock units	653,454	593,851	459,832	648,105
Diluted weighted-average shares outstanding	161,267,509	162,366,744	161,916,352	162,299,282
Earnings per share
Basic	$0.22	$0.31	$0.85	$0.74
Diluted	$0.22	$0.31	$0.85	$0.74
Antidilutive stock options and unvested restricted stock not included in diluted earnings per share	3,806,396	2,260,532	4,551,337	2,462,268

5.	Receivables
Receivables consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Escrow proceeds and other accounts receivable, net	$25,619	$32,917
Warranty insurance receivable (Note 14)	9,702	10,493
Notes and contracts receivable	—	300
Total receivables	$35,321	$43,710

6.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Real estate inventories owned:
Homes completed or under construction	$757,707	$575,076
Land under development	1,720,126	1,443,461
Land held for future development	298,841	295,241
Model homes	140,566	140,232
Total real estate inventories owned	2,917,240	2,454,010
Real estate inventories not owned:
Land purchase and land option deposits	29,608	39,055
Consolidated inventory held by VIEs	22,300	26,208
Total real estate inventories not owned	51,908	65,263
Total real estate inventories	$2,969,148	$2,519,273

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
In June of 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. The land sold in these sales were classified as land under development and represented $61.6 million of land and lot sales revenue in the consolidated statements of operations for the nine months ended September 30, 2016.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest incurred	$18,601	$15,454	$50,030	$45,779
Interest capitalized	(18,601)	(15,454)	(50,030)	(45,779)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$151,347	$140,106	$140,311	$124,461
Interest capitalized as a cost of inventory	18,601	15,454	50,030	45,779
Interest previously capitalized as a cost of inventory, included in cost of sales	(14,415)	(13,339)	(34,808)	(28,019)
Capitalized interest in ending inventory	$155,533	$142,221	$155,533	$142,221

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real estate inventory impairments and land and lot option abandonments
Land and lot option abandonments and pre-acquisition charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real estate inventory impairments	$—	$29	$—	$1,073
Land and lot option abandonments and pre-acquisition charges	389	336	678	830
Total	$389	$365	$678	$1,903

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
As of September 30, 2016, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Limited liability company interests	$13,946	$15,739
General partnership interests	3,259	3,260
Total	$17,205	$18,999
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

Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2016	December 31, 2015
Assets
Cash	$11,945	$18,641
Receivables	10,038	13,108
Real estate inventories	96,654	92,881
Other assets	1,065	1,180
Total assets	$119,702	$125,810
Liabilities and equity
Accounts payable and other liabilities	$12,932	$14,443
Company’s equity	17,205	18,999
Outside interests' equity	89,565	92,368
Total liabilities and equity	$119,702	$125,810

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$4,619	$1,217	$12,516	$2,670
Other operating expense	(2,913)	(1,479)	(8,067)	(4,020)
Other income (loss)	1	(263)	3	(256)
Net income (loss)	$1,707	$(525)	$4,452	$(1,606)
Company’s equity in income (loss) of unconsolidated entities	$1,227	$(3)	$3,427	$(84)

8.	Variable Interest Entities
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2016			December 31, 2015
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$600	$21,700	$22,300	$3,003	$23,239	$26,208
Unconsolidated VIEs	2,170	58,135	N/A	11,615	74,590	N/A
Other land option agreements	27,438	365,224	N/A	27,440	279,612	N/A
Total	$30,208	$445,059	$22,300	$42,058	$377,441	$26,208

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land and lot option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $4.7 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

9.	Goodwill and Other Intangible Assets
As of September 30, 2016 and December 31, 2015, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 3, Segment Information.
We have two intangible assets recorded as of September 30, 2016, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,654)	22,325	27,979	(5,254)	22,725
Total	$167,283	$(5,654)	$161,629	$167,283	$(5,254)	$162,029

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 9.4 and 10.2 years as of September 30, 2016 and December 31, 2015, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three month periods ended September 30, 2016 and 2015, respectively and was $400,000 for each of the nine month periods ended September 30, 2016 and 2015, respectively.  Amortization of this intangible asset was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2016, the next four years and thereafter is (in thousands):

Remainder of 2016	$134
2017	534
2018	534
2019	534
2020	534
Thereafter	2,755
Total	$5,025

10.	Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expenses	$14,899	$14,523
Refundable fees and other deposits	21,695	17,056
Development rights, held for future use or sale	4,227	4,360
Deferred loan costs - unsecured revolving credit facility	2,319	2,179
Operating properties and equipment, net	9,525	7,643
Income tax receivable	10,633	—
Other	2,700	3,157
Total	$65,998	$48,918

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and related costs	$23,126	$28,264
Warranty reserves (Note 14)	45,665	45,948
Estimated cost for completion of real estate inventories	53,218	52,818
Customer deposits	19,428	12,132
Debt (nonrecourse) held by VIEs	—	2,442
Income tax liability to Weyerhaeuser (Note 17)	8,999	8,900
Accrued income taxes payable	—	19,279
Liability for uncertain tax positions (Note 17)	—	307
Accrued interest	19,240	2,417
Accrued insurance expense	2,529	1,402
Other tax liability	30,459	21,764
Other	16,732	20,590
Total	$219,396	$216,263

12.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans
Senior Notes
The Senior Notes consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	—
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(33,276)	(31,321)
Total	$1,166,724	$868,679

In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes") at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.

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
As of September 30, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $22.0 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.6 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.
Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Unsecured revolving credit facility	$200,000	$299,392

On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625 million from $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of September 30, 2016, the outstanding balance under the Credit Facility was $200.0 million with an interest rate of 2.28% per annum and $420.7 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of September 30, 2016 there was $2.3 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $645,000 and $407,000 as of September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 we had outstanding letters of credit of $4.3 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Seller financed loans	$17,758	$2,434

As of September 30, 2016, the Company had $17.8 million outstanding related to a seller financed loan to acquire land and lots for the construction of homes. Principal and interest payments on this loan are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered. As of September 30, 2016, the seller financed loan accrues interest at a rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $12.1 million is due in June 2017 with any remaining unpaid balance due in June 2018. Accrued interest on seller financed loans was $359,000 and $89,000 as of September 30, 2016 and December 31, 2015, respectively.

Interest Incurred
During the three month periods ended September 30, 2016 and 2015, the Company incurred interest of $18.6 million and $15.5 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the three month periods ended September 30, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $1.8 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively.  During the nine month periods ended September 30, 2016 and 2015, the Company incurred interest of $50.0 million and $45.8 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the nine month periods ended September 30, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $4.7 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Accrued interest related to all outstanding debt at September 30, 2016 and December 31, 2015 was $19.2 million and $2.4 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at September 30, 2016 and December 31, 2015, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2016		December 31, 2015
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,188,686	$1,235,250	$889,054	$881,460
Unsecured revolving credit facility (2)	Level 2	$200,000	$192,772	$299,392	$299,392
Seller financed loans (3)	Level 2	$17,758	$17,758	$2,434	$2,368
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $22.0 million and $20.4 million as of September 30, 2016 and December 31, 2015, respectively. The estimated fair value of the Senior Notes at September 30, 2016 and December 31, 2015 is based on quoted market prices.

(2)
The estimated fair value of the Credit Facility at September 30, 2016 is based on a treasury curve analysis. We believe that the carrying value of the Credit Facility approximated fair value at December 31, 2015 due to the short term nature of the current rate amended on May 18, 2015.

(3)	The estimated fair value of the seller financed loans at September 30, 2016 and December 31, 2015 is based on a treasury curve analysis.

At September 30, 2016 and December 31, 2015, the carrying value of cash and cash equivalents and receivables approximated fair value.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$1,167	$28,540
_______________

(1)
Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented. The fair value of these real estate inventories impaired was determined based on recent offers received from outside third parties or actual contracts.

14.	Commitments and Contingencies
Legal Matters
Lawsuits, claims and proceedings have been and may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices, environmental protection and financial services. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had legal reserves of $225,000 and $450,000 as of September 30, 2016 and December 31, 2015, respectively.

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
We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to a significant majority of our subcontractors, which are enrolled in our general liability insurance policy. Included in our warranty reserve accrual are allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, management estimates warranty reserves and allowances necessary to cover any current or future construction-related claims based on actuarial analysis. Under this analysis, reserve amounts are estimated using our historical expense and claim data, as well as industry data. In addition, we record expected recoveries from insurance carriers when proceeds are probable and estimable.  Outstanding warranty insurance receivables were $9.7 million and $10.5 million as of September 30, 2016 and December 31, 2015, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
There can be no assurance that our warranty reserves will sufficiently cover the costs of future warranty claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
Warranty reserves consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warranty reserves, beginning of period	$45,272	$35,375	$45,948	$33,270
Warranty reserves accrued	3,329	4,201	8,373	10,427
Adjustments to pre-existing reserves	200	(14)	460	1,286
Warranty expenditures	(3,136)	(2,819)	(9,116)	(8,240)
Warranty reserves, end of period	$45,665	$36,743	$45,665	$36,743
Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $433.6 million and $414.1 million, respectively. The beneficiaries of the bonds are various municipalities.

15.	Stock-Based Compensation
2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013 and amended, with the approval of our stockholders, in 2014 and 2015. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, bonus stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2016 there were 7,604,642 shares available for future grant under the 2013 Incentive Plan.
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
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total stock-based compensation	$3,285	$2,994	$9,648	$8,536

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of September 30, 2016, total unrecognized stock-based compensation related to all stock-based awards was $20.3 million and the weighted average term over which the expense was expected to be recognized was 1.9 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	3,220,147	$13.12	5.2	$3,081
Granted	—	—	—	—
Exercised	(79,689)	9.89	—	—
Forfeited	(155,380)	12.39	—	—
Options outstanding at September 30, 2016	2,985,078	13.24	4.6	3,282
Options exercisable at September 30, 2016	2,616,544	13.05	4.3	3,282

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2015	1,958,033	$12.21	$24,808
Granted	1,904,389	8.41	25,100
Vested	(431,758)	14.53	—
Forfeited	(19,781)	12.17	—
Nonvested RSUs at September 30, 2016	3,410,883	9.77	44,993

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
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of TRI Pointe common stock issued will differ.

16.	Stock Repurchase Program
On January 27, 2016, the Company announced that the board of directors approved a stock repurchase program, authorizing the repurchase of the Company’s common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended September 30, 2016, 852,500 shares of our common stock were repurchased and retired under this program at an average price of $12.22 per share for a total cost of $10.4 million. For the nine months ended September 30, 2016, 2,105,521 shares of our common stock were repurchased and retired under this program at an average price of $11.93 per share for a total of cost of $25.1 million. Subsequent to September 30, 2016 and through the date of this filing, the Company repurchased and retired an additional 618,532 shares of our common stock under this program at an average price of $12.43 per share for a total cost of $7.7 million.

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
We had net deferred tax assets of $111.9 million and $130.7 million as of September 30, 2016 and December 31, 2015, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.5 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement.   As of September 30, 2016 and December 31, 2015, we had an income tax liability to Weyerhaeuser of $9.0 million and $8.9 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $20.3 million and $28.0 million for the three months ended September 30, 2016 and 2015, respectively.  Our provision for income taxes totaled $77.7 million and $66.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had zero and $307,000 of liabilities for uncertain tax positions recorded as of September 30, 2016 and December 31, 2015, respectively.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

18.	Related Party Transactions
In January of 2015, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million, from an entity managed by an affiliate of Starwood Capital Group, a greater than 5% holder of our common stock. TRI Pointe’s Chairman of the Board is also the Chairman and Chief Executive Officer of Starwood Capital Group. This acquisition was approved by the TRI Pointe independent directors. In August of 2016, TRI Pointe entered into an agreement to purchase an additional 257 lots located in Castle Rock, Colorado, for a purchase price of approximately $8.6 million from an entity managed by an affiliate of Starwood Capital Group. This acquisition was approved by the TRI Pointe independent directors.
In October of 2015, TRI Pointe entered into an agreement with an affiliate of BlackRock, Inc. to acquire 161 lots located in Dublin, California, for a purchase price of approximately $60 million.  BlackRock, Inc. is a greater than five percent holder of our common stock. This acquisition was approved by the executive land committee, which was comprised of independent directors. In September of 2016, we acquired an additional 45 lots located in Dublin, California, for a purchase price of approximately $10.0 million from an affiliate of BlackRock, Inc. This acquisition was approved by a majority of the TRI Pointe independent directors.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $50,030 and $45,779 (Note 6)	$—	$—
Income taxes	$89,269	$44,394
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,321	$1,155
Amortization of deferred loan costs capitalized to real estate inventory	$2,865	$2,690
Effect of net consolidation and de-consolidation of variable interest entities:
Increase (decrease) in consolidated real estate inventory not owned	$3,484	$(3,556)
Increase in deposits on real estate under option or contract and other assets	$—	$300
(Increase) decrease in noncontrolling interests	$(3,484)	$3,256

20.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at September 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015 and condensed consolidating statement of cash flows for the nine month periods ended September 30, 2016 and 2015.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer” for all periods presented after July 7, 2015, the date of the Reorganization.

Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$61,073	$67,642	$—	$128,715
Receivables	12,496	22,825	—	35,321
Intercompany receivables	856,866	—	(856,866)	—
Real estate inventories	877,940	2,091,208	—	2,969,148
Investments in unconsolidated entities	—	17,205	—	17,205
Goodwill and other intangible assets, net	156,604	5,025	—	161,629
Investments in subsidiaries	1,241,559	—	(1,241,559)	—
Deferred tax assets, net	18,958	92,929	—	111,887
Other assets	9,266	56,732	—	65,998
Total Assets	$3,234,762	$2,353,566	$(2,098,425)	$3,489,903

Liabilities
Accounts payable	$21,099	$56,568	$—	$77,667
Intercompany payables	—	856,866	(856,866)	—
Accrued expenses and other liabilities	43,721	175,675	—	219,396
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	17,758	—	—	17,758
Senior notes	1,166,724	—	—	1,166,724
Total Liabilities	1,449,302	1,089,109	(856,866)	1,681,545

Equity
Total stockholders’ equity	1,785,460	1,241,559	(1,241,559)	1,785,460
Noncontrolling interests	—	22,898	—	22,898
Total Equity	1,785,460	1,264,457	(1,241,559)	1,808,358
Total Liabilities and Equity	$3,234,762	$2,353,566	$(2,098,425)	$3,489,903
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

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

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$167,769	$410,884	$—	$578,653
Land and lot sales revenue	—	2,535	—	2,535
Other operations revenue	—	606	—	606
Total revenues	167,769	414,025	—	581,794
Cost of home sales	144,217	318,106	—	462,323
Cost of land and lot sales	—	1,734	—	1,734
Other operations expense	—	575	—	575
Sales and marketing	6,598	25,254	—	31,852
General and administrative	15,192	15,958	—	31,150
Restructuring charges	—	128	—	128
Homebuilding income from operations	1,762	52,270	—	54,032
Equity in loss of unconsolidated entities	—	(20)	—	(20)
Other (loss) income, net	(345)	366	—	21
Homebuilding income before income taxes	1,417	52,616	—	54,033
Financial Services:
Revenues	—	235	—	235
Expenses	—	72	—	72
Equity in income of unconsolidated entities	—	1,247	—	1,247
Financial services income before income taxes	—	1,410	—	1,410
Income before income taxes	1,417	54,026	—	55,443
Equity of net income of subsidiaries	34,639	—	(34,639)	—
Provision for income taxes	(1,222)	(19,076)	—	(20,298)
Net income	34,834	34,950	(34,639)	35,145
Net income attributable to noncontrolling interests	—	(311)	—	(311)
Net income available to common stockholders	$34,834	$34,639	$(34,639)	$34,834
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$224,244	$418,108	$—	$642,352
Land and lot sales revenue	—	4,876	—	4,876
Other operations revenue	—	613	—	613
Total revenues	224,244	423,597	—	647,841
Cost of home sales	182,754	324,789	—	507,543
Cost of land and lot sales	—	3,451	—	3,451
Other operations expense	—	570	—	570
Sales and marketing	7,286	22,752	—	30,038
General and administrative	12,942	13,794	—	26,736
Restructuring charges	(83)	2,093	—	2,010
Homebuilding income from operations	21,345	56,148	—	77,493
Equity in loss of unconsolidated entities	—	(150)	—	(150)
Other (loss) income, net	(37)	84	—	47
Homebuilding income before income taxes	21,308	56,082	—	77,390
Financial Services:
Revenues	—	300	—	300
Expenses	—	47	—	47
Equity in income of unconsolidated entities	—	147	—	147
Financial services income before income taxes	—	400	—	400
Income before income taxes	21,308	56,482	—	77,790
Equity of net income of subsidiaries	37,924	—	(37,924)	—
Provision for income taxes	(9,070)	(18,951)	—	(28,021)
Net income	50,162	37,531	(37,924)	49,769
Net income attributable to noncontrolling interests	—	393	—	393
Net income available to common stockholders	$50,162	$37,924	$(37,924)	$50,162
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$452,553	$1,106,080	$—	$1,558,633
Land and lot sales revenue	—	70,204	—	70,204
Other operations revenue	—	1,790	—	1,790
Total revenues	452,553	1,178,074	—	1,630,627
Cost of home sales	383,574	835,986	—	1,219,560
Cost of land and lot sales	—	16,973	—	16,973
Other operations expense	—	1,724	—	1,724
Sales and marketing	19,683	70,938	—	90,621
General and administrative	42,984	46,831	—	89,815
Restructuring charges	—	478	—	478
Homebuilding income from operations	6,312	205,144	—	211,456
Equity in income of unconsolidated entities	—	181	—	181
Other income, net	157	130	—	287
Homebuilding income before income taxes	6,469	205,455	—	211,924
Financial Services:
Revenues	—	762	—	762
Expenses	—	183	—	183
Equity in income of unconsolidated entities	—	3,246	—	3,246
Financial services income before income taxes	—	3,825	—	3,825
Income before income taxes	6,469	209,280	—	215,749
Equity of net income of subsidiaries	135,024	—	(135,024)	—
Provision for income taxes	(4,183)	(73,518)		(77,701)
Net income	137,310	135,762	(135,024)	138,048
Net income attributable to noncontrolling interests	—	(738)	—	(738)
Net income available to common stockholders	$137,310	$135,024	$(135,024)	$137,310
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$461,654	$982,201	$—	$1,443,855
Land and lot sales revenue	—	74,366	—	74,366
Other operations revenue	—	2,213	—	2,213
Total revenues	461,654	1,058,780	—	1,520,434
Cost of home sales	376,100	773,091	—	1,149,191
Cost of land and lot sales	—	17,324	—	17,324
Other operations expense	—	1,704	—	1,704
Sales and marketing	17,714	61,244	—	78,958
General and administrative	38,874	44,276	—	83,150
Restructuring charges	(169)	2,899	—	2,730
Homebuilding income from operations	29,135	158,242	—	187,377
Equity in loss of unconsolidated entities	—	(82)	—	(82)
Other (loss) income, net	(149)	421	—	272
Homebuilding income before income taxes	28,986	158,581	—	187,567
Financial Services:
Revenues	—	482	—	482
Expenses	—	131	—	131
Equity in loss of unconsolidated entities	—	(2)	—	(2)
Financial services loss before income taxes	—	349	—	349
Income before income taxes	28,986	158,930	—	187,916
Equity of net income of subsidiaries	103,688	—	(103,688)	—
Provision for income taxes	(12,285)	(53,803)	—	(66,088)
Net income	120,389	105,127	(103,688)	121,828
Net income attributable to noncontrolling interests	—	(1,439)	—	(1,439)
Net income available to common stockholders	$120,389	$103,688	$(103,688)	$120,389
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(186,487)	$(74,820)	$—	$(261,307)
Cash flows from investing activities:
Purchases of property and equipment	(831)	(1,225)	—	(2,056)
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	(82,951)	—	82,951	—
Net cash (used in) provided by investing activities	(83,782)	(1,257)	82,951	(2,088)
Cash flows from financing activities:
Borrowings from debt	491,069	—	—	491,069
Repayment of debt	(276,426)	(400)	—	(276,826)
Debt issuance costs	(5,061)	—	—	(5,061)
Net repayments of debt held by variable interest entities	—	(2,442)	—	(2,442)
Contributions from noncontrolling interests	—	1,955	—	1,955
Distributions to noncontrolling interests	—	(5,059)	—	(5,059)
Proceeds from issuance of common stock under share-based awards	461	—	—	461
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,359)	—	—	(1,359)
Share repurchases	(25,113)	—	—	(25,113)
Intercompany	—	82,951	(82,951)	—
Net cash provided by (used in) financing activities	183,571	77,005	(82,951)	177,625
Net decrease in cash and cash equivalents	(86,698)	928	—	(85,770)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$61,073	$67,642	$—	$128,715
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers of the 2019 Notes and 2024 Notes

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(69,362)	$(70,649)	$—	$(140,011)
Cash flows from investing activities:
Purchases of property and equipment	(382)	(677)	—	(1,059)
Investments in unconsolidated entities	—	(1,458)	—	(1,458)
Distributions from unconsolidated entities	—	319	—	319
Intercompany	(78,354)	—	78,354	—
Net cash (used in) provided by investing activities	(78,736)	(1,816)	78,354	(2,198)
Cash flows from financing activities:
Borrowings from notes payable	140,000	—	—	140,000
Repayment of notes payable	(57,513)	(200)	—	(57,713)
Debt issuance costs	(2,688)	—	—	(2,688)
Net proceeds of debt held by variable interest entities	—	(5,927)	—	(5,927)
Contributions from noncontrolling interests	—	4,281	—	4,281
Distributions to noncontrolling interests	—	(9,198)	—	(9,198)
Proceeds from issuance of common stock under share-based awards	1,616	—	—	1,616
Excess tax benefit of share-based awards	—	392	—	392
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	78,354	(78,354)	—
Net cash provided by (used in) financing activities	79,225	67,702	(78,354)	68,573
Net decrease increase in cash and cash equivalents	(68,873)	(4,763)	—	(73,636)
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$37,015	$59,978	$—	$96,993
__________

(1)	References to “Issuer” in this Note 20, Supplemental Guarantor Information have the following meanings:

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and the strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	oil and other energy prices;

•	the effect of weather, including the continuing drought in California;

•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;

•	transportation costs;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental regulations;

•	legal proceedings and disputes;

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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
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

Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to improve on a slow, sustainable growth trajectory, supported by stronger general economic conditions, low unemployment levels, modest wage gains, low interest rates, and increasing consumer confidence combined with a limited supply of new homes.  We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand generally driven by general local market economic conditions.  Homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply.  We expect these demand and supply trends will result in a continued slow and steady recovery in the homebuilding market. See "Cautionary Note Concerning Forward-Looking Statements".
Our third quarter 2016 results reflect a decrease in net income available to common stockholders of 31% as compared to the prior year period due primarily to a 10% decrease in new home deliveries and a 90 basis point decrease in homebuilding gross margin percentage. The decline in new home deliveries was largely due to the timing of deliveries, as we delivered a large number of our backlog units in the second quarter of 2016, and a lower number of backlog units going into the quarter compared to the prior year period. The decline in homebuilding gross margins was primarily due to the mix of deliveries, including an 11% decrease in deliveries in California, which have generally had higher margins than the Company average. For the nine months ended September 30, 2016, net income available to common stockholders increased 14% as compared to the prior year period as a result of a 7% increase in deliveries and a 140 basis point increase in homebuilding gross margin percentage.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding:
Home sales revenue	$578,653	$642,352	$1,558,633	$1,443,855
Land and lot sales revenue	2,535	4,876	70,204	74,366
Other operations revenue	606	613	1,790	2,213
Total revenues	581,794	647,841	1,630,627	1,520,434
Cost of home sales	462,323	507,543	1,219,560	1,149,191
Cost of land and lot sales	1,734	3,451	16,973	17,324
Other operations expense	575	570	1,724	1,704
Sales and marketing	31,852	30,038	90,621	78,958
General and administrative	31,150	26,736	89,815	83,150
Restructuring charges	128	2,010	478	2,730
Homebuilding income from operations	54,032	77,493	211,456	187,377
Equity in (loss) income of unconsolidated entities	(20)	(150)	181	(82)
Other income, net	21	47	287	272
Homebuilding income before income taxes	54,033	77,390	211,924	187,567
Financial Services:
Revenues	235	300	762	482
Expenses	72	47	183	131
Equity in income (loss) of unconsolidated entities	1,247	147	3,246	(2)
Financial services income before income taxes	1,410	400	3,825	349
Income before income taxes	55,443	77,790	215,749	187,916
Provision for income taxes	(20,298)	(28,021)	(77,701)	(66,088)
Net income	35,145	49,769	138,048	121,828
Net (income) loss attributable to noncontrolling interests	(311)	393	(738)	(1,439)
Net income available to common stockholders	$34,834	$50,162	$137,310	$120,389
Earnings per share
Basic	$0.22	$0.31	$0.85	$0.74
Diluted	$0.22	$0.31	$0.85	$0.74
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	134	17.8	2.5	150	17.2	2.9	(11)%	3%	(14)%
Pardee Homes	283	22.5	4.2	291	25.0	3.9	(3)%	(10)%	8%
Quadrant Homes	49	7.3	2.3	87	11.8	2.5	(44)%	(38)%	(8)%
Trendmaker Homes	130	29.0	1.5	125	25.0	1.7	4%	16%	(12)%
TRI Pointe Homes	239	28.7	2.8	234	28.3	2.8	2%	1%	—%
Winchester Homes	97	13.7	2.4	109	13.5	2.7	(11)%	1%	(11)%
Total	932	119.0	2.6	996	120.8	2.7	(6)%	(1)%	(4)%

Net new home orders for the three months ended September 30, 2016 decreased by 64 units or 6% to 932, compared to 996 during the prior year period.  Average selling communities decreased slightly to 119.0 from 120.8 for the periods ended September 30, 2016 and 2015, respectively. The decrease in net new home orders at Pardee Homes was primarily due to a 10% decrease in average selling communities, although absorption rates increased slightly. The significant decrease in net new home orders at Quadrant Homes was primarily due to a 38% decrease in average selling communities as a result of the timing of new community openings and closings and to a lesser extent, a decrease in absorption pace. The decrease in net new home orders at Maracay Homes and Winchester Homes was mainly due to slower absorption rates.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2016			As of September 30, 2015			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	329	$144,127	$438	293	$118,164	$403	12%	22%	9%
Pardee Homes	382	182,263	477	448	296,477	662	(15)%	(39)%	(28)%
Quadrant Homes	130	83,467	642	169	79,955	473	(23)%	4%	36%
Trendmaker Homes	186	98,874	532	205	108,250	528	(9)%	(9)%	1%
TRI Pointe Homes	495	319,823	646	567	388,336	685	(13)%	(18)%	(6)%
Winchester Homes	189	121,617	643	174	118,685	682	9%	2%	(6)%
Total	1,711	$950,171	$555	1,856	$1,109,867	$598	(8)%	(14)%	(7)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into sales contracts with customers but for which we have not yet delivered the homes. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 17% for the three months ended September 30, 2016 compared to 16% for the prior year period.  The dollar value of backlog was $950.2 million as of September 30, 2016, a decrease of $159.7 million, or 14%, compared to $1.1 billion as of September 30, 2015.  The decrease in dollar value of backlog was due to a decline in backlog units to 1,711 as of September 30, 2016 from 1,856 as of September 30, 2015, representing $86.7 million of the decline. Additionally, a 7% decrease in the average sales price of homes in backlog to $555,000 as of September 30, 2016 from $598,000 as of September 30, 2015, impacted the decrease in dollar value of backlog by $73.0 million. The average sales price of homes in backlog decreased as a result of our Pardee Homes and TRI Pointe Homes segments closing out of communities with higher average sales prices resulting in a decrease in average sales price at the active selling communities in those segments.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	165	$68,024	$412	131	$50,504	$386	26%	35%	7%
Pardee Homes	302	188,148	623	314	170,450	543	(4)%	10%	15%
Quadrant Homes	90	47,749	531	117	47,560	406	(23)%	—%	31%
Trendmaker Homes	121	62,408	516	163	80,732	495	(26)%	(23)%	4%
TRI Pointe Homes	260	167,769	645	298	224,243	752	(13)%	(25)%	(14)%
Winchester Homes	81	44,555	550	115	68,863	599	(30)%	(35)%	(8)%
Total	1,019	$578,653	$568	1,138	$642,352	$564	(10)%	(10)%	1%

Home sales revenue decreased $63.7 million, or 10%, to $578.7 million for the three months ended September 30, 2016 from $642.4 million for the prior year period. The decrease was comprised of: (i) $67.2 million related to a 10% decrease in homes delivered to 1,019 for the three months ended September 30, 2016 from 1,138 in the prior year period; and (ii) offset by an increase of $3.5 million due to an increase in average sales price of $4,000 per home to $568,000 for the three months ended September 30, 2016 from $564,000 in the prior year period. The decrease in new home deliveries for the quarter was largely due to the timing of deliveries, as we delivered a large number of our backlog units in the second quarter of 2016, and had a lower number of backlog units going into the quarter compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2016	%	2015	%
Home sales revenue	$578,653	100.0%	$642,352	100.0%
Cost of home sales	462,323	79.9%	507,543	79.0%
Homebuilding gross margin	116,330	20.1%	134,809	21.0%
Add: interest in cost of home sales	14,385	2.5%	13,189	2.1%
Add: impairments and lot option abandonments	389	0.1%	366	0.1%
Adjusted homebuilding gross margin(1)	$131,104	22.7%	$148,364	23.1%
Homebuilding gross margin percentage	20.1%		21.0%
Adjusted homebuilding gross margin percentage(1)	22.7%		23.1%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 20.1% for the three months ended September 30, 2016 as compared to 21.0% for the prior year period.  The decrease in gross margin was primarily due to the mix of deliveries, particularly the 11% decrease in deliveries from our TRI Pointe Homes and Pardee Homes segments in California, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.7% for the three months ended September 30, 2016, compared to 23.1% for the prior year period. The decrease in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.
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
Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2016	%	2015	%
Land and lot sales revenue	$2,535	100.0%	$4,876	100.0%
Cost of land and lot sales	1,734	68.4%	3,451	70.8%
Land and lot gross margin	$801	31.6%	$1,425	29.2%

Our land and lot gross margin percentage increased to 31.6% for the three months ended September 30, 2016 as compared to 29.2% for the prior year period. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$31,852	$30,038	5.5%	4.7%
General and administrative (G&A)	31,150	26,736	5.4%	4.2%
Total sales and marketing and G&A	$63,002	$56,774	10.9%	8.8%

Sales and marketing expense as a percentage of home sales revenue increased to 5.5% for the three month period ended September 30, 2016 compared to 4.7% for the prior year period. The increase was the result of lower operating leverage on the fixed components of sales and marketing expenses as a result of the 10% decrease in homes sales revenue. Total sales and marketing expense increased by $1.8 million to $31.9 million for the three months ended September 30, 2016 compared to $30.0 million in the same prior year period, and is primarily attributable to an increase in broker co-op payments and opening more communities in the quarter compared to the prior year period.
General and administrative (“G&A”) expenses as a percentage of home sales revenue increased to 5.4% of home sales revenue for the three months ended September 30, 2016 compared to 4.2% for the prior year period.  The increase is due primarily to decreased operating leverage resulting from the 10% decrease in home sales revenue. G&A expenses increased to $31.2 million for the three months ended September 30, 2016 compared to $26.7 million in the same prior year period primarily as a result of additional headcount to support future growth.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue increased to 10.9% for the three month period ended September 30, 2016 compared to 8.8% in the prior year period. Total SG&A expense increased $6.2 million, or 11.0%, to $63.0 million for the three months ended September 30, 2016 from $56.8 million in the prior year period.
Restructuring Charges
Restructuring charges decreased to $128,000 for the three months ended September 30, 2016 compared to $2.0 million in the same period in the prior year.  The decrease was mainly due to lower lease termination costs in 2016.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $18.6 million and $15.5 million for the three months ended September 30, 2016 and 2015, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended September 30, 2016 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016.
Income Tax
For the three months ended September 30, 2016, we recorded a tax provision of $20.3 million based on an effective tax rate of 36.6%.  For the three months ended September 30, 2015, we recorded a tax provision of $28.0 million based on an effective tax rate of 36.0%. The decrease in provision for income taxes is due to a decrease in income before income taxes of $22.3 million to $55.4 million for the three months ended September 30, 2016 compared to $77.8 million for the prior year period. The increase in the effective tax rate was the result of discrete tax adjustments recorded during the quarter.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	526	18.1	3.2	495	17.3	3.2	6%	5%	—%
Pardee Homes	936	22.8	4.6	954	22.8	4.6	(2)%	—%	—%
Quadrant Homes	274	8.5	3.6	353	10.8	3.6	(22)%	(21)%	—%
Trendmaker Homes	385	26.8	1.6	381	26.0	1.6	1%	3%	—%
TRI Pointe Homes	883	27.3	3.6	935	27.0	3.8	(6)%	1%	(5)%
Winchester Homes	335	13.5	2.8	310	13.5	2.6	8%	—%	8%
Total	3,339	117.0	3.2	3,428	117.4	3.2	(3)%	—%	—%

Net new home orders for the nine months ended September 30, 2016 decreased by 89 units, or 3%, to 3,339, compared to 3,428 during the prior year period.  The decrease in net new home orders at Quadrant Homes was primarily due to a decrease in average selling communities as a result of timing of new community openings and closings. The decrease in net new home orders at TRI Pointe Homes was mainly due to a decrease in absorptions rates, although absorptions remained strong at 3.6 orders per community per month. Maracay Homes' orders increased 6% as a result of increased communities while Winchester Homes' orders increased 8% due to increased absorption as a result of better market conditions.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	400	$161,318	$403	307	$116,555	$380	30%	38%	6%
Pardee Homes	828	485,683	587	724	366,339	506	14%	33%	16%
Quadrant Homes	287	147,935	515	297	126,585	426	(3)%	17%	21%
Trendmaker Homes	335	169,423	506	394	201,592	512	(15)%	(16)%	(1)%
TRI Pointe Homes	678	452,553	667	611	461,654	756	11%	(2)%	(12)%
Winchester Homes	256	141,721	554	271	171,130	631	(6)%	(17)%	(12)%
Total	2,784	$1,558,633	$560	2,604	$1,443,855	$554	7%	8%	1%

Home sales revenue increased $114.8 million, or 8%, to $1.6 billion for the nine months ended September 30, 2016 from $1.4 billion for the prior year period. The increase was comprised of: (i) $99.8 million related to a 7% increase in homes delivered to 2,784 for the nine months ended September 30, 2016 from 2,604 in the prior year period; and (ii) $15.0 million due to an increase in average sales price of $6,000 per home to $560,000 for the nine months ended September 30, 2016 from $554,000 in the prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2016	%	2015	%
Home sales revenue	$1,558,633	100.0%	$1,443,855	100.0%
Cost of home sales	1,219,560	78.2%	1,149,191	79.6%
Homebuilding gross margin	339,073	21.8%	294,664	20.4%
Add: interest in cost of home sales	34,653	2.2%	27,540	1.9%
Add: impairments and lot option abandonments	678	0.0%	1,593	0.1%
Adjusted homebuilding gross margin(1)	$374,404	24.0%	$323,797	22.4%
Homebuilding gross margin percentage	21.8%		20.4%
Adjusted homebuilding gross margin percentage(1)	24.0%		22.4%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.8% for the nine months ended September 30, 2016 as compared to 20.4% for the prior year period.  The increase in gross margin was primarily due to mix of deliveries, particularly the 13% increase in deliveries from our TRI Pointe Homes and Pardee Homes segments in California, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.0% for the nine months ended September 30, 2016, compared to 22.4% for the prior year period. The increase in the adjusted homebuilding gross margin was consistent with the change in homebuilding gross margin.
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
Land and Lot Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2016	%	2015	%
Land and lot sales revenue	$70,204	100.0%	$74,366	100.0%
Cost of land and lot sales	16,973	24.2%	17,324	23.3%
Land and lot gross margin	$53,231	75.8%	$57,042	76.7%
Our land and lot gross margin percentage was 75.8% for the nine months ended September 30, 2016 as compared to 76.7% for the same prior year period. In June of 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the sales. In June of 2015 our Pardee Homes reporting segment sold a commercial site in the Pacific Highlands Ranch community for $53.0 million in cash proceeds. These transactions involving the Pacific Highlands Ranch community included significant gross margins due to the low land basis of the community which was acquired in 1981. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$90,621	$78,958	5.8%	5.5%
General and administrative (G&A)	89,815	83,150	5.8%	5.8%
Total sales and marketing and G&A	$180,436	$162,108	11.6%	11.2%

Sales and marketing expense as a percentage of home sales revenue increased to 5.8% for the nine months ended September 30, 2016 compared to 5.5% for the prior year period. The increase was primarily attributable to the increase in active selling communities, as well as pre-marketing efforts for new communities opening in the fourth quarter of 2016, and the expansion into the Austin, Texas and Los Angeles, California markets. Total sales and marketing expense increased by $11.7 million to $90.6 million for the nine months ended September 30, 2016 compared to $79.0 million in the same prior year period, and is primarily attributable to direct selling costs related to the 7% increase in new home deliveries, an increase in broker co-op payments and opening more communities in the nine months ended September 30, 2016 compared to the prior year period.
G&A expenses as a percentage of home sales revenue remained flat at 5.8% for the nine months ended September 30, 2016 and September 30, 2015, respectively.  G&A expenses increased to $89.8 million for the nine months ended September 30, 2016 compared to $83.2 million in the same prior year period as a result of additional headcount to support future growth.
Total SG&A as a percentage of home sales revenue increased to 11.6% for the nine month period ended September 30, 2016 compared to 11.2% in the prior year period.  Total SG&A expense increased $18.3 million, or 11.2%, to $180.4 million for the nine months ended September 30, 2016 from $162.1 million in the prior year period.
Restructuring Charges
Restructuring charges decreased to $478,000 for the nine months ended September 30, 2016 compared to $2.7 million in the same period in the prior year.  The decrease was due to lower lease termination and severance costs in 2016.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $50.0 million and $45.8 million for the nine months ended September 30, 2016 and 2015, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the nine months ended September 30, 2016 as compared to the prior year period was primarily attributable to an increase in our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016.
Income Tax
For the nine months ended September 30, 2016, we recorded a tax provision of $77.7 million based on an effective tax rate of 36.0%.  For the nine months ended September 30, 2015, we recorded a tax provision of $66.1 million based on an effective tax rate of 35.2%. The increase in provision for income taxes was primarily due to an increase in income before income taxes of $27.8 million to $215.7 million for the nine months ended September 30, 2016 compared to $187.9 million for the prior year period. The increase in the effective tax rate was the result of discrete tax adjustments recorded during the quarter ended September 30, 2016.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 7, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2016	2015	Amount	%
Lots Owned
Maracay Homes	1,662	1,582	80	5%
Pardee Homes	15,906	16,835	(929)	(6)%
Quadrant Homes	969	1,087	(118)	(11)%
Trendmaker Homes	1,757	1,158	599	52%
TRI Pointe Homes	3,048	2,644	404	15%
Winchester Homes	1,886	2,178	(292)	(13)%
Total	25,228	25,484	(256)	(1)%
Lots Controlled(1)
Maracay Homes	596	216	380	176%
Pardee Homes	1,081	240	841	350%
Quadrant Homes	926	335	591	176%
Trendmaker Homes	373	818	(445)	(54)%
TRI Pointe Homes	912	749	163	22%
Winchester Homes	597	398	199	50%
Total	4,485	2,756	1,729	63%
Total Lots Owned or Controlled(1)	29,713	28,240	1,473	5%
__________

(1)	As of September 30, 2016 and 2015 lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three and nine months ended September 30, 2016 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2016, we had $128.7 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.
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
Senior Notes
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance was $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.

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
As of September 30, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $22.0 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.6 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.
Unsecured Revolving Credit Facility
On April 28 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625 million from $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio. As of September 30, 2016, the outstanding balance under the Credit Facility was $200.0 million with an interest rate 2.28% per annum and $420.7 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At September 30, 2016, we had outstanding letters of credit of $4.3 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loan
As of September 30, 2016, the Company had $17.8 million outstanding related to a seller financed loan to acquire lots for the construction of homes. Principal and interest payments on this loan are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered. The seller financed loan accrues interest at a rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $12.1 million is due in June 2017 with any remaining unpaid balance due in June 2018.
Stock Repurchase Program
On January 27, 2016, the Company announced that the board of directors approved a stock repurchase program, authorizing the repurchase of the Company’s common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. As of September 30, 2016, 2,105,521 shares of our common stock had been repurchased and retired under this program at an average price of $11.93 per share for a total of cost of $25.1 million.

Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2016	2016
Consolidated Tangible Net Worth	$1,623,831	$1,039,622
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	44.1%	<55%
(Not to exceed 55%)
Interest Coverage Test	6.4	>1.5
(Not less than 1.5:1.0)

As of September 30, 2016, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Unsecured revolving credit facility	$200,000	$299,392
Seller financed loans	17,758	2,434
Senior Notes	1,166,724	868,679
Total debt	1,384,482	1,170,505
Stockholders’ equity	1,785,460	1,664,683
Total capital	$3,169,942	$2,835,188
Ratio of debt-to-capital(1)	43.7%	41.3%

Total debt	$1,384,482	$1,170,505
Less: Cash and cash equivalents	(128,715)	(214,485)
Net debt	1,255,767	956,020
Stockholders’ equity	1,785,460	1,664,683
Total capital	$3,041,227	$2,620,703
Ratio of net debt-to-capital(2)	41.3%	36.5%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.

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

Cash Flows—Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $121.3 million to $261.3 million for the nine months ended September 30, 2016 from $140.0 million for the nine months ended September 30, 2015. The change was comprised of offsetting activity, including (i) an increase in real estate inventories of $442.7 million in 2016 compared to an increase of $305.9 million in 2015 to support our future community count growth and (ii) other offsetting activity included changes in other assets, receivables, accounts payable, accrued expenses, and net income.

•
Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2016 compared to $2.2 million for the same prior year period in 2015.  The decrease in cash used in investing activities was due mainly due to lower investments in unconsolidated entities, offset by increases in the purchase of property and equipment.

•
Net cash provided by financing activities increased to $177.6 million for the nine months ending September 30, 2016 from $68.6 million for the same period in the prior year. The change was primarily a result of higher net borrowings from debt of $214.2 million during the nine months ended September 30, 2016 compared to $82.3 million for the nine months ended September 30, 2015, offset by an increase in spending related to the share repurchase program of $25.1 million during the current year period with no comparable prior year activity.

As of September 30, 2016, our cash and cash equivalents balance was $128.7 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of September 30, 2016, we had $30.2 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $445.1 million (net of deposits).
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
As of September 30, 2016, we had $420.7 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities under Development
The following table presents project information relating to each of our markets as of September 30, 2016 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Tilden	2012	102	102	—	—	8	$239 - $304
Verrado Palisades	2015	63	20	43	17	4	$310 - $383
Verrado Victory	2015	98	23	75	9	6	$357 - $392
City of Chandler:
Artesian Ranch	2013	90	89	1	1	32	$344 - $400
Vaquero Ranch	2013	74	74	—	—	7	$298 - $373
Maracay at Layton Lakes	2015	47	41	6	6	30	$484 - $524
Sendera Place	2015	79	40	39	22	28	$273 - $320
Hawthorn Manor	2017	84	—	84	—	—	$467 - $500
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	67	—	—	7	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	73	—	—	10	$344 - $424
Marquis at Morrison Ranch	2016	66	15	51	25	15	$405 - $492
Artisan at Morrison Ranch	2016	105	18	87	22	18	$314 - $367
Adora Trails	2017	82	—	82	—	—	$368 - $407
City of Goodyear:
Calderra at Palm Valley	2013	81	81	—	—	1	Closed
City of Mesa:
Kinetic Point at Eastmark	2013	80	75	5	—	15	$283 - $361
Lumiere Garden at Eastmark	2013	85	75	10	2	15	$327 - $404
Aileron Square at Eastmark	2016	58	12	46	18	12	$327 - $404
Curie Court at Eastmark	2016	106	17	89	16	17	$283 - $361
Palladium Point	2016	53	—	53	11	—	$310 - $379
Hendrix Point	2018	37	—	37	—	—	$381 - $456
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	118	44	21	31	$205 - $267
Maracay at Northlands	2014	90	60	30	23	25	$330 - $411
Legacy at The Meadows	2017	74	—	74	5	—	$397 - $423
Estates at The Meadows	2017	99	—	99	16	—	$456 - $530
Meadows 1 & 3	2018	299	—	299	—	—	$365 - $523
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	73	16	12	30	$300 - $385
Villagio	2013	135	116	19	15	27	$291 - $352
Phoenix, Arizona Total		2,478	1,189	1,289	241	338
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	35	20	8	11	$458 - $515
Oro Valley:
Rancho del Cobre	2014	68	53	15	4	10	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	8	95	14	8	$252 - $297
The Cove - Center Pointe Vistoso	2016	83	4	79	16	4	$327 - $387
Summit N & S - Center Pointe Vistoso	2016	88	17	71	14	17	$376 - $411
The Pinnacle - Center Pointe Vistoso	2016	69	7	62	29	7	$435 - $467
Tucson:
Deseo at Sabino Canyon	2014	39	39	—	—	2	$419 - $505
Ranches at Santa Catalina	2016	34	3	31	3	3	$404 - $450
Tucson, Arizona Total		539	166	373	88	62
Maracay Total		3,017	1,355	1,662	329	400

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	116	1	1	36	$1,800 - $2,200
Watermark	2013	160	160	—	—	29	$1,000 - $1,310
Canterra	2015	89	67	22	19	42	$760 - $900
Casabella	2015	122	78	44	19	56	$900 - $1,000
Verana	2015	78	78	—	—	40	$990 - $1,100
Casavia	2017	83	—	83	5	—	$980 - $1,000
Artesana	2017	56	—	56	—	—	$1,650 - $1,850
Pacific Highlands Ranch Future	TBD	786	—	786	—	—	TBD
Olive Hill Estate	2016	37	10	27	4	10	$650 - $770
Castlerock	TBD	415	—	415	—	—	$510 - $770
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	28	45	19	28	$435 - $500
Luna	2017	96	—	96	—	—	$330 - $400
Azul	2017	121	—	121	—	—	$325 - $370
Ocean View HillsFuture	2017	700	—	700	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
Golden Valley	2017	498	—	498	—	—	$558 - $839
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Riverside County:
Meadow Ridge	2013	132	132	—	—	24	$370 - $470
Meadow Glen	2014	142	137	5	4	48	$350 - $410
Amberleaf	2014	131	130	1	1	44	$320 - $370
Summerfield	2015	85	85	—	—	33	$310 - $330
Senterra	2016	82	—	82	29	—	$390 - $460
Vantage	2016	83	—	83	21	—	$350 - $370
Viewpoint	2016	75	—	75	15	—	$290 - $310
Overlook	2016	112	—	112	19	—	$305 - $335
Canyon Hills Future	TBD	311	—	311	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Woodmont	2014	84	84	—	—	16	$320 - $390
Cielo	2015	92	92	—	—	14	$220 - $275
Northstar	2015	123	55	68	4	38	$300 - $330
Skycrest	2015	125	60	65	3	29	$330 - $380
Flagstone	2016	79	13	66	16	13	$380 - $440
Lunetta	2016	89	33	56	16	33	$270 - $300
Elara	2016	118	—	118	24	—	$260 - $290
Sundance Future	TBD	1,317	—	1,317	—	—	TBD
Tierra Del Rey	2017	84	—	84	—	—	$390 - $430
Banning	TBD	4,318	—	4,318	—	—	$170 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		15,650	1,358	14,292	219	533
Nevada
Clark County:
LivingSmart at Eldorado Ridge	2012	169	169	—	—	9	$260 - $310
LivingSmart at Eldorado Heights	2013	135	135	—	—	13	$310 - $395
LivingSmart Sandstone	2013	145	138	7	7	48	$228 - $255

North Peak	2015	150	40	110	22	34	$280 - $330
Castle Rock	2015	150	41	109	17	37	$350 - $410
Camino	2016	86	9	77	10	9	$250 - $260
Eldorado Future	2017	59	—	59	—	—	TBD
Solano	2014	132	95	37	13	34	$300 - $330
Alterra	2014	47	40	7	5	15	$425 - $500
Bella Verdi	2015	49	40	9	5	21	$373 - $440
Escala	2016	154	3	151	18	3	$510 - $575
Montero	2016	74	—	74	11	—	$420 - $480
Strada	2017	116	—	116	—	—	$380 - $400
Responsive Home	2016	2	—	2	2	—	$590 - $940
POD 5-1/2-2 Future	2017	31	—	31	—	—	TBD
Durango Ranch	2012	153	152	1	1	5	$467 - $560
Durango Trail	2014	77	77	—	—	3	$380 - $410
Meridian	2016	82	7	75	15	7	$580 - $680
Encanto	2016	129	5	124	7	5	$470 - $525
Horizon Terrace	2014	165	82	83	11	22	$400 - $455
Summerglen	2014	140	98	42	13	30	$295 - $300
Keystone	2017	70	—	70	6	—	$450 - $530
Cobalt	2017	110	—	110	—	—	$340 - $370
Axis	2017	78	—	78	—	—	$680 - $780
The Canyons at MacDonald Ranch	2017	22	—	22	—	—	$535 - $565
Sunridge Heights	2017	108	—	108	—	—	$392 - $455
Nova Ridge	2018	112	—	112	—	—	$680 - $715
Nevada Total		2,745	1,131	1,614	163	295
Pardee Total		18,395	2,489	15,906	382	828

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
Washington
Skagit County:
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
King's Corner 3, Mill Creek	2016	29	26	3	3	26	$477 - $491
Evergreen Heights, Monroe	2016	71	—	71	10	—	$450 - $515
The Grove at Canyon Park, Bothell	2017	60	—	60	—	—	$645 - $720
Greenstone Heights, Bothell	2017	41	—	41	—	—	$859 - $919
King County:
Sonata Hill, Auburn	2014	71	68	3	2	31	$368 - $415
Heathers Ridge, Kirkland	2015	41	40	1	1	28	$810
Hedgewood, Redmond	2015	11	10	1	1	7	$810
Hedgewood East, Redmond	2016	15	8	7	6	8	$747 - $925
Grasslawn Estates, Redmond	2016	4	3	1	1	3	$1,450
Vintner's Place, Kirkland	2016	35	6	29	28	6	$712 - $850
Copperwood, Renton	2016	46	3	43	30	3	$610 - $737
Viscaia, Bellevue	2017	18	—	18	—	—	$690 - $788
Trailside, Redmond	2017	9	—	9	—	—	$870 - $1,005
Parkwood Terrace, Woodinville	2017	15	—	15	—	—	$759 - $960
Hazelwood Ridge, Newcastle	2017	30	—	30	—	—	$760 - $905
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$865 - $1,000
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$935 - $1,000
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,310 - $1,610
English Landing P2, Redmond	2017	25	—	25	—	—	$930 - $1,070
English Landing P1, Redmond	2017	50	—	50	—	—	$945 - $1,095
Heathers Ridge South, Redmond	2017	8	—	8	—	—	$625 - $925
Cedar Landing, North Bend	2017	138	—	138	—	—	$590 - $740
Monarch Ridge, Sammamish	2017	59	—	59	—	—	$860 - $975
Ray Meadows, Redmond	2018	27	—	27	—	—	$930 - $1,080
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	—	—	$642 - $714
Canton Crossing, Maple Valley	2017	51	—	51	—	—	$560 - $655
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	38	2	—	2	$422
Harbor Hill S-8, Gig Harbor	2015	33	31	2	1	27	$422 - $454
Harbor Hill S-7, Gig Harbor	2016	16	—	16	8	—	$412 - $472
Chambers Ridge, Tacoma	2014	24	23	1	1	6	$630
The Enclave at Harbor Hill, Gig Harbor	2016	33	11	22	4	11	$520 - $560
Thurston County:
Campus Fairways, Lacey	2015	39	29	10	6	16	$365 - $430
Kitsap County:
McCormick Meadows, Port Orchard	2012	167	161	6	6	42	$300 - $354
Mountain Aire, Poulsbo	2016	145	15	130	22	15	$393 - $455
Closed Communities	N/A	—	—	—	—	56	N/A
Washington Total		1,441	472	969	130	287
Quadrant Total		1,441	472	969	130	287

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	19	15	1	2	$387 - $458
Southern Trails, Pearland	2014	40	37	3	1	8	$499 - $550
Pomona, Manvel	2015	31	3	28	5	3	$358 - $450
Rise Meridiana	2016	16	—	16	5	—	$303 - $336
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	109	74	35	6	3	$356 - $442
Cross Creek Ranch 65', Fulshear	2013	98	72	26	2	10	$405 - $458
Cross Creek Ranch 70', Fulshear	2013	110	88	22	8	7	$450 - $510
Cross Creek Ranch 80', Fulshear	2013	120	108	12	3	13	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	43	28	15	4	4	$604 - $680
Villas at Cross Creek Ranch, Fulshear	2013	101	100	1	—	9	$454 - $496
Fulshear Run, Richmond	2016	15	—	15	7	—	$542 - $638
Cinco Ranch, Katy	2015	93	93	—	—	1	$396 - $530
Harvest Green 75', Richmond	2015	19	7	12	1	7	$421 - $486
Sienna Plantation 80', Missouri City	2013	38	38	—	—	6	$542 - $650
Sienna Plantation 85', Missouri City	2015	25	8	17	5	8	$530 - $635
Villas at Sienna South, Missouri City	2015	19	6	13	2	6	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	99	10	3	19	$465 - $553
Villas at Aliana, Richmond	2013	109	78	31	7	18	$380 - $503
Riverstone 55', Sugar Land	2013	97	94	3	1	14	$437 - $467
Riverstone 80', Sugar Land	2013	102	102	—	—	2	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	4	1	1	3	$1,197
The Townhomes at Imperial, Sugar Land	2015	27	27	—	—	7	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	50	50	—	—	6	$680 - $686
Harris County:
Fairfield, Cypress	2010	91	90	1	1	13	$530 - $595
Lakes of Fairhaven, Cypress	2008	257	257	—	—	9	$409 - $505
Towne Lake Living Views, Cypress	2013	122	115	7	4	11	$468 - $561
The Groves, Humble	2015	41	23	18	10	9	$436 - $498
Lakes of Creekside	2015	21	1	20	4	1	$476 - $550
Bridgeland '80, Cypress	2015	92	73	19	12	3	$487 - $569
Bridgeland Patio, Cypress	2016	10	—	10	—	—	TBD
Elyson 70', Cypress	2016	6	—	6	—	—	$445 - $501
Hidden Arbor, Cypress	2015	129	8	121	21	8	$332 - $587
Clear Lake, Houston	2015	774	150	624	42	40	$360 - $660
Montgomery County:
Barton Woods, Conroe	2013	118	117	1	1	15	$447 - $624
Villas at Oakhurst, Porter		55	55	—	—	5	$542 - $650
Woodtrace, Woodtrace	2014	36	16	20	4	5	$430 - $479
Northgrove, Tomball	2015	25	—	25	—	—	$440 - $490
Bender's Landing Estates, Spring	2014	104	36	68	2	13	$457 - $567
The Woodlands, Creekside Park	2015	92	6	86	5	6	$430 - $618
Waller County:
Cane Island, Katy	2015	17	9	8	3	9	$498 - $574
Mustang Estates	2016	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	TBD	29	—	29	3	—	$450 - $525

Rancho Sienna 60'	TBD	28	22	6	—	—	TBD
Hays County:
Belterra 60', Austin	2016	10	—	10	—	—	$530 - $603
Belterra 80', Austin	2016	30	3	27	2	3	$530 - $603
Headwaters, Dripping Springs	2016	14	—	14	—	—	$410 - $512
Other:
Avanti Custom Homes	2007	125	117	8	6	17	$480 - $856
Texas Casual Cottages, Round Top	2010	88	85	3	3	11	$389 - $520
Texas Casual Cottages, Hill Country	2012	46	45	1	1	1	$443 - $500
Texas Total		4,120	2,363	1,757	186	335
Trendmaker Homes Total		4,120	2,363	1,757	186	335

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Arcadia, Irvine	2013	61	59	2	2	13	$1,199 - $1,420
Arcadia II, Irvine	2014	66	66	—	—	12	$1,199 - $1,281
Fairwind, Huntington Beach	2015	80	80	—	—	17	$937 - $1,032
Cariz, Irvine	2014	112	112	—	—	18	$495 - $649
Messina, Irvine	2014	59	50	—	—	12	$1,515 - $1,660
Messina II, Irvine	2016	43	8	18	16	8	$1,515 - $1,660
Aria, Rancho Mission Viejo	2016	87	32	55	18	29	$618 - $669
Aria II, Rancho Mission Viejo	2017	64	—	64	—	—	TBD
Aubergine, Rancho Mission Viejo	2016	66	17	49	7	17	$1,110 - $1,135
Aubergine II, Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Carlisle 10-Pack Garden Court, Irvine	2017	74	—	74	—	—	$685 - $770
Sterling Row Townhomes, Irvine	2017	96	—	96	—	—	$589 - $702
Varenna at Orchard Hills, Irvine	2016	71	—	37	8	—	$1,160 - $1,235
Alston, Anaheim	2017	75	—	75	—	—	$780 - $820
StrataPointe, Buena Park	2017	149	—	149	—	—	$480 - $600
Riverside County:
Topazridge, Riverside	2012	68	68	—	—	5	$464 - $529
Topazridge II, Riverside	2014	49	49	—	—	4	$459 - $515
Aldea, Temecula	2014	90	90	—	—	13	$262 - $298
Kite Ridge, Riverside	2014	87	45	42	25	27	$459 - $487
Serrano Ridge at Sycamore Creek, Riverside	2015	87	32	55	35	28	$397 - $423
Terrassa Court, Corona	2015	94	8	86	12	8	$400 - $438
Terrassa Villas, Corona	2015	52	2	50	4	2	$438 - $478
Los Angeles County:
Grayson, Santa Clarita	2015	119	34	85	16	28	$520 - $553
Garvey Square, El Monte	2017	102	—	102	—	—	TBD
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	53	99	49	40	$371 - $408
Kensington at Park Place, Ontario	2015	67	28	39	21	22	$492 - $524
St. James at Park Place, Ontario	2015	57	44	13	7	27	$456 - $468
Ventura County:
The Westerlies, Oxnard	2015	116	9	107	47	9	$388 - $512
Southern California Total		2,300	886	1,354	267	339
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	86	3	—	23	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	83	22	12	25	$572 - $620
Marquette at Barrington, Brentwood	2015	90	36	54	18	19	$480 - $740
Wynstone at Barrington, Brentwood	2016	92	—	92	—	—	$475 - $595
Penrose at Barrington, Brentwood	2016	34	11	23	7	11	$508 - $587
Santa Clara County:
Cobblestone, Milpitas	2015	32	31	1	1	9	$960 - $1,163
Derose, Morgan Hill	2018	65	—	65	—	—	$555 - $755
Solano County:
Redstone, Vacaville	2015	141	49	92	14	22	$464 - $538
Green Valley-Lewis, Fairfield	2018	95	—	95	—	—	$475 - $510
Green Valley-Westgate, Fairfield	2018	53	—	53	—	—	$527 - $572
San Joaquin County:

Ventana, Tracy	2015	93	47	46	10	25	$447 - $552
Sundance, Mountain House	2015	113	53	60	19	44	$580 - $660
Alameda County:
Cadence, Alameda Landing	2015	91	52	39	11	14	$1,082 - $1,279
Linear, Alameda Landing	2015	106	54	52	10	—	$699 - $935
Symmetry, Alameda Landing	2016	56	20	36	6	20	$885 - $990
Commercial, Alameda Landing	TBD	2	—	2	—	—	$620
Parasol, Fremont	2016	39	—	39	19	—	$770 - $1,050
Blackstone at the Cannery, Hayward SFA	2016	105	3	102	19	3	$563 - $678
Blackstone at the Cannery, Hayward SFD	2016	52	6	46	9	6	$669 - $719
Coopers Place, Livermore	2017	31	—	31	—	—	$655 - $662
Slate at Jordan Ranch, Dublin	2017	56	—	56	—	—	$1,010 - $1,135
Onyx at Jordan Ranch, Dublin	2017	105	—	57	—	—	$880 - $945
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$850 - $1,030
Mission Stevenson, Fremont	2018	77	—	77	—	—	$655 - $925
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,000 - $2,200
Northern California Total		1,798	531	1,219	155	221
California Total		4,098	1,417	2,573	422	560
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	132	17	12	32	$355 - $408
Terrain 3500 Series, Castle Rock	2015	67	62	5	2	25	$327 - $350
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	51	—	—	6	$390 - $446
Leyden Rock 5000 Series, Arvada	2015	67	56	11	8	26	$454 - $509
Candelas 6000 Series, Arvada	2015	76	14	62	16	8	$508 - $645
Candelas 3500 Series, Arvada	2016	97	—	97	8	—	$388 - $450
Denver County:
Platt Park North, Denver	2014	29	29	—	—	1	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	79	32	47	19	20	$411 - $447
Arapahoe County:
Whispering Pines, Aurora	2015	115	—	115	8	—	$560 - $626
Adams County:
Amber Creek, Thornton	2017	121	—	121	—	—	$391 - $457
Colorado Total		851	376	475	73	118
TRI Pointe Total		4,949	1,793	3,048	495	678

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2016	Lots Owned as of September 30, 2016(3)	Backlog as of September 30, 2016(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2016	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Watson's Glen, Millersville	2015	103	4	99	—	2	Closed
Frederick County:
Landsdale Village SFD	2015	222	32	190	14	16	$495 - $607
Landsdale Townhomes	2015	100	19	81	5	16	$335 - $375
Landsdale TND Neo SFD	2015	77	8	69	6	8	$435 - $468
Howard County:
Walnut Creek, Ellicott City	2014	25	22	3	2	7	$1,182 - $1,409
Montgomery County:
Cabin Branch SFD	2014	359	72	287	31	29	$498 - $668
Cabin Branch Boulevard Townhomes	TBD	121	—	121	—	—	TBD
Cabin Branch Townhomes	2014	507	108	399	17	45	$380 - $423
Preserve at Stoney Spring	N/A	5	—	5	—	—	N/A
Preserve at Rock Creek, Rockville	2012	68	65	3	2	2	$784 - $818
Poplar Run Townhomes	2013	136	136	—	—	18	$390 - $435
Poplar Run SFD	2010	305	240	65	21	23	$567 - $766
Poplar Run Single Family Neos	2016	29	3	26	20	3	$545 - $635
Potomac Highlands, Potomac	2016	23	—	23	1	—	$1,191 - $1,289
Two Rivers, Crofton	2017	4	—	4	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	171	—	171	3	—	$485 - $568
Maryland Total		2,255	709	1,546	122	169
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	28	—	—	3	$1,460
Stuart Mill & Timber Lake, Oakton	2014	14	6	8	2	1	$1,363 - $1,675
Stuart Mill , Oakton	N/A	5	—	5	—	—	N/A
Prince William County:
Villages of Piedmont, Haymarket	2015	168	33	135	14	16	$370 - $428
Loudoun County:
English Manor Villas	2014	58	37	21	13	12	$495 - $545
Glenmere at Brambleton SFD	2014	100	83	17	16	20	$650 - $733
Glenmere at Brambleton Townhomes	2014	107	92	15	10	20	$470 - $474
Vistas at Lansdowne, Lansdowne	2015	120	27	93	9	9	$569 - $670
Westbrook, Fairfax	2018	24	—	24	—	—	TBD
Willowsford Grant II, Aldie	2016	14	—	14	2	—	$1,200 - $1,326
Willowsford Greens, Aldie	2014	38	30	8	1	6	$760 - $840
Virginia Total		676	336	340	67	87
Winchester Total		2,931	1,045	1,886	189	256
Combined Company Total		34,853	9,517	25,228	1,711	2,784
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of September 30, 2016 include owned lots in backlog as of September 30, 2016.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2016, 1,130 homes are under construction, 282 homes have completed construction, and 299 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three or nine months ended September 30, 2016. We did not enter into during the nine months ended September 30, 2016, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three or nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three or nine months ended September 30, 2016.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
See Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A "Risk Factors" in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2016 and June 30, 2016.  If any of the risks discussed in our Annual Report on Form 10-K or Quarterly Reports on Form 10-Q occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.

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
During the three months ended September 30, 2016, we repurchased the following shares under our repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2016 to July 31, 2016	254,700	$11.71	254,700	$82,320,008
August 1, 2016 to August 31, 2016	—	$—	—	$82,320,008
September 1, 2016 to September 30, 2016	597,800	$12.43	597,800	$74,886,579
Total	852,500	$12.22	852,500
__________
(1)     During the three and nine months ended September 30, 2016, there was an aggregate of 852,500 and 2,105,521 shares of common stock repurchased for $10.4 million and $25.1 million, respectively. No shares of common stock were repurchased during the year ended December 31, 2015.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger to Form Holding Company, dated as of July 7, 2015, by and among TRI Pointe Homes, Inc., TRI Pointe Group, Inc. and TPG Merger, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed Dec. July 7, 2015))

4.2
Investor Rights Agreement, dated as of January 30, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas J. Bauer, Thomas J. Mitchell and Michael D. Grubbs. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.3
First Amendment to Investor Rights Agreement, dated as of November 3, 2013, by and among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (filed Nov. 4, 2013))

4.4
Second Amendment to Investor Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., BMG Homes, Inc., The Bauer Revocable Trust U/D/T Dated December 31, 2003, Grubbs Family Trust Dated June 22, 2012, The Mitchell Family Trust U/D/T Dated February 8, 2000, Douglas F. Bauer, Thomas J. Mitchell and Michael D. Grubbs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.5
Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (filed Jan. 9, 2014))

4.6
First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C. and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.7
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.8
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.9
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.10
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.11
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Notes due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 19, 2014))

4.12
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.13
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed July 7, 2014))

4.14
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.15
Indenture, dated as of May 23, 2016, by and between TRI Pointe Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.16
First Supplemental Indenture, dated as of May 26, 2016, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed May 26, 2016))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: October 27, 2016		Chief Financial Officer