Form 10-K
period 2016-12-31
TRI Pointe Group, Inc.
filed 2017-02-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-35796

TRI Pointe Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price of $11.82 as reported by the New York Stock Exchange, was $1,719,493,500.
158,626,229 shares of common stock were issued and outstanding as of February 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions from the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Group, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current intentions, beliefs, expectations and predictions for the future, and you should not place undue reliance on these statements. These statements use forward-looking terminology, are based on various assumptions made by us, and may not be accurate because of risks and uncertainties surrounding the assumptions that are made.
Factors listed in this section–as well as other factors not included–may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations, financial condition, or share price.
We undertake no, and hereby disclaim any, obligation to update or revise any forward-looking statements, unless required by law. However, we reserve the right to make such updates or revisions from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this annual report on Form 10-K. No such update or revision shall be deemed to indicate that other statements not addressed by such update or revision remain correct or create an obligation to provide any other updates or revisions.
Forward-Looking Statements
These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
Risks, Uncertainties and Assumptions
The major risks and uncertainties–and assumptions that are made–that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	oil and other energy prices;

•	the effect of weather, including the re-occurrence of drought conditions in California;

•	the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters;

•	transportation costs;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental laws and regulations;

•	legal proceedings or disputes and the adequacy of reserves;

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

EXPLANATORY NOTE
As used in this annual report on Form 10-K, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to July 7, 2015: TRI Pointe Homes, Inc., a Delaware corporation (“TRI Pointe Homes”) and its subsidiaries; and

•	For periods from and after July 7, 2015: TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.  The section entitled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K discusses some of the important risk factors that may affect our business, results of operations and financial condition.  Investors should carefully consider those risks, in addition to the information in this annual report on Form 10-K, before deciding to invest in, or maintain an investment in, our common stock. “Winchester” is a registered trademark and is used with permission.

PART I.

Item 1.	Business

Our Company
TRI Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry.  Since then, we have grown from a Southern California fee homebuilder into a regionally focused national homebuilder with a portfolio of the following six quality homebuilding brands operating in 14 markets across eight states:

•	Maracay Homes in Arizona;

•	Pardee Homes in California and Nevada;

•	Quadrant Homes in Washington;

•	Trendmaker Homes in Texas;

•	TRI Pointe Homes in California and Colorado; and

•	Winchester Homes in Maryland and Virginia.
Our growth strategy is to capitalize on high demand in selected "core" markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.  As of December 31, 2016, our operations consisted of 124 active selling communities and 28,309 lots owned or controlled.  See “Lots Owned or Controlled” below.  Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up and luxury homes.  As a result, we build across a variety of base sales price points, ranging from approximately $212,000 to $2.2 million, and home sizes, ranging from approximately 1,200 to 6,200 square feet.  See “Description of Projects and Communities under Development” below.  For the years ended December 31, 2016 and 2015, we delivered 4,211 and 4,057 homes and the average sales price of our new homes delivered was approximately $553,000 and $565,000, respectively.
Our founders firmly established our core values of quality, integrity and excellence.  These are the driving forces behind our innovative designs and strong commitment to our homebuyers.
Formation of TRI Pointe Group
On July 7, 2015, TRI Pointe Homes reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group.  As part of the Reorganization, we rebranded as TRI Pointe Group, while retaining TRI Pointe Homes as a regional homebuilding brand. As a result of the Reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“TRI Pointe Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“TRI Pointe Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of TRI Pointe Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Exchange Act), began making filings under the Securities Act and the Exchange Act on July 7, 2015, and TRI Pointe Group Common Stock continued to trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “TPH”.
In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (“2019 Notes”) and TRI Pointe Homes' 5.875% Senior Notes due 2024 (“2024 Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ existing unsecured revolving credit facility.

The business, executive officers and directors of TRI Pointe Group, and the rights and limitations of the holders of TRI Pointe Group Common Stock immediately following the Reorganization were identical to the business, executive officers and directors of TRI Pointe Homes, and the rights and limitations of holders of TRI Pointe Homes Common Stock immediately prior to the Reorganization.
Merger with WRECO
On July 7, 2014 (the “Closing Date”), TRI Pointe Homes consummated the previously announced merger (the “Merger”) with Weyerhaeuser Real Estate Company (“WRECO”), in which WRECO became a wholly owned subsidiary of TRI Pointe Homes. In the Merger, TRI Pointe issued 129,700,000 shares of common stock to the former holders of WRECO common shares, together with cash in lieu of any fractional shares. Immediately following the consummation of the Merger, the ownership of TRI Pointe common stock on a fully diluted basis was as follows: (i) the WRECO common shares held by former shareholders of Weyerhaeuser Company, the former parent of WRECO (“Weyerhaeuser”), were converted into the right to receive, in the aggregate, approximately 79.6% of the then outstanding TRI Pointe common stock, (ii) the TRI Pointe common stock outstanding immediately prior to the consummation of the Merger represented approximately 19.4% of the then outstanding TRI Pointe common stock, and (iii) the outstanding equity awards of WRECO and TRI Pointe employees represented the remaining approximately 1.0% of the then outstanding TRI Pointe common stock. References in this annual report on Form 10-K to “legacy TRI Pointe” means the operations of TRI Pointe before the Closing Date. Following the Closing Date, WRECO was renamed “TRI Pointe Holdings, Inc.”
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership
Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 25 years and have a successful track record of managing and growing a public homebuilding company.  Spanning over a century, their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets.  In addition, each of the presidents of our homebuilding subsidiaries has substantial industry knowledge and local market expertise.  The average homebuilding experience of these presidents exceeds 20 years.  We believe that our management team's prior experience, extensive relationships and strong local reputations provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.
Focus on High Growth Core Markets
Our business is well-positioned to capitalize on the broader national housing market recovery.  We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in California, Colorado, Houston and Austin, Phoenix and Tucson, Las Vegas, the Washington, D.C. metro area and the Puget Sound region of Washington State.  These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing.  We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets.  Moreover, our management team has deep, local market knowledge of the homebuilding and development industries.  We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.
Strong Operational Discipline and Controls
Our management team pursues a hands-on approach.  Our strict operating discipline, including financial accountability at the project management level, is a key part of our strategy to maximize returns while minimizing risk.
Acquire Attractive Land Positions While Reducing Risk
We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders enable us to continue to acquire well-positioned land parcels in our target markets and provide us access to a greater number of acquisition opportunities.  We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our homebuyers' expectations, while operating at competitive costs.

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
Provide Superior Design and Homeowner Experience and Service
We consider ourselves a "progressive" homebuilder driven by an exemplary homeowner experience, cutting-edge product development and exceptional execution.  Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to homeowners' lifestyle needs and enhancing communication, knowledge and satisfaction.  We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants.  As a result, our selling process focuses on the home's features, benefits, quality and design in addition to the traditional metrics of price and square footage.  In addition, we devote significant resources to the research and design of our homes to better meet the needs of our homebuyers.  Through our LivingSmart® platform, we provide homes that we believe are earth-friendly, enhance homeowners' comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes.  Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of homebuyers referred to our communities.
Offer a Diverse Range of Products
We are a builder with a wide variety of product offerings that enable us to meet the specific needs of each of our core markets, which we believe provides us with a balanced portfolio and an opportunity to increase market share.  We have demonstrated expertise in effectively building homes across product offerings from entry-level through first-time and second-time move-up housing.  We spend extensive time studying and designing our products through the use of architects, consultants and homebuyer focus groups for all levels and price points in our target markets.  We believe our diversified product strategy enables us to best serve a wide range of homebuyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk.  Within each of our core markets we determine the profile of homebuyers we hope to address and design neighborhoods and homes with the specific needs of those homebuyers in mind.
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
Lots Owned or Controlled
As of December 31, 2016, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 28,309 lots.  We refer to lots that are under land option contracts as "controlled," see "Acquisition Process" below.  Excluded from lots owned or controlled are those related to Note 8, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2016.

	Lots Owned	Lots Controlled	Lots Owned or Controlled
Maracay Homes	1,667	386	2,053
Pardee Homes	16,041	871	16,912
Quadrant Homes	1,027	555	1,582
Trendmaker Homes	1,687	312	1,999
TRI Pointe Homes	3,073	406	3,479
Winchester Homes	1,788	496	2,284
Total	25,283	3,026	28,309

Description of Projects and Communities under Development
Our lot inventory includes land that we are holding for future development.  The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development.  The following table presents project information relating to each of our markets as of December 31, 2016 and includes information on current projects under development where we are building and selling homes as of December 31, 2016.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31,2016	Lots Owned as of December 31,2016(3)	Backlog as of December 31,2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31,2016	Sales Price Range(in thousands)(6)
Phoenix, Arizona
Verrado Tilden	2012	102	102	—	—	8	$239 - $304
Verrado Palisades	2015	63	33	30	13	17	$311 - $384
Verrado Victory	2015	98	30	68	7	13	$357 - $392
City of Chandler:
Artesian Ranch	2013	90	90	—	—	33	$344 - $400
Vaquero Ranch	2013	74	74	—	—	7	$298 - $373
Maracay at Layton Lakes	2015	47	47	—	—	36	$484 - $524
Sendera Place	2015	79	58	21	15	46	$277 - $324
Hawthorn Manor	2017	84	—	84	—	—	$489 - $521
Town of Gilbert:
Arch Crossing at Bridges of Gilbert	2014	67	67	—	—	7	$283 - $341
Trestle Place at Bridges of Gilbert	2014	73	73	—	—	10	$344 - $424
Marquis at Morrison Ranch	2016	66	36	30	14	36	$410 - $497
Artisan at Morrison Ranch	2016	105	35	70	14	35	$318 - $371
Adora Trails	2017	82	—	82	—	—	$371 - $399
City of Goodyear:
Calderra at Palm Valley	2013	81	81	—	—	1	Closed
Rio Paseo Villages	2018	117	—	117	—	—	$199 - $219
Rio Paseo Cottages	2018	93	—	93	—	—	$233 - $252
City of Mesa:
Kinetic Point at Eastmark	2013	80	75	5	—	15	$284 - $362
Lumiere Garden at Eastmark	2013	85	75	10	2	15	$331 - $407
Aileron Square at Eastmark	2016	58	24	34	13	24	$331 - $407
Curie Court at Eastmark	2016	106	30	76	6	30	$284 - $362
Palladium Point	2016	53	4	49	7	4	$310 - $379
The Vista at Granite Crossing	2018	37	—	37	—	—	$380 - $455
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	135	27	19	48	$226 - $270
Maracay at Northlands	2014	90	77	13	11	42	$330 - $411
Legacy at The Meadows	2017	74	—	74	13	—	$400 - $426
Estates at The Meadows	2017	99	—	99	22	—	$459 - $533
Meadows 1 & 3	2018	299	—	299	—	—	$365 - $523
City of Phoenix:
Navarro Groves	2018	20	—	20	—	—	$373 - $406
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	88	1	—	45	$300 - $385
Villagio	2013	135	129	6	4	40	$291 - $352
Phoenix, Arizona Total		2,708	1,363	1,345	160	512
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	41	14	10	17	$458 - $515
Oro Valley:
Rancho del Cobre	2014	68	55	13	5	12	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	13	90	13	13	$255 - $300
The Cove - Center Pointe Vistoso	2016	83	18	65	11	18	$335 - $395
Summit N & S - Center Pointe Vistoso	2016	88	23	65	21	23	$385 - $420
The Pinnacle - Center Pointe Vistoso	2016	69	22	47	21	22	$441 - $473
Tucson:
Deseo at Sabino Canyon	2014	39	39	—	—	2	$419 - $505
Ranches at Santa Catalina	2016	34	6	28	7	6	$404 - $450
Tucson, Arizona Total		539	217	322	88	113
Maracay Total		3,247	1,580	1,667	248	625

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2016	Lots Owned as of December 31, 2016(3)	Backlog as of December 31, 2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2016	Sales Price Range (in thousands)(6)
California
San Diego County:
Alta Del Mar Homes	2013	117	117	—	—	37	$1,800 - $2,200
Watermark	2013	160	160	—	—	29	$1,000 - $1,310
Canterra	2015	89	89	—	—	64	$760 - $910
Casabella	2015	139	100	39	18	78	$900 - $1,000
Verana	2015	78	78	—	—	40	$995 - $1,100
Casavia	2017	83	—	83	13	—	$980 - $1,000
Artesana	2017	56	—	56	6	—	$1,680 - $1,900
Pacific Highlands Ranch Future	TBD	769	—	769	—	—	TBD
Olive Hill Estate	2016	37	16	21	5	16	$650 - $770
Castlerock	2017	415	—	415	—	—	$510 - $770
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	36	37	26	36	$435 - $515
Luna	2017	96	—	96	—	—	$330 - $405
Azul	2017	121	—	121	—	—	$325 - $375
Ocean View Hills Future	2017	700	—	700	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
Aliento - Verana	2017	95	—	95	—	—	$495 - $615
Aliento - Arista	2017	112	—	112	—	—	$685 - $745
Aliento - 55x100	2018	94	—	94	—	—	$665 - $700
Aliento - 70x100	2018	67	—	67	—	—	$810 - $860
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Riverside County:
Meadow Ridge	2013	132	132	—	—	24	$370 - $470
Meadow Glen	2014	142	140	2	2	51	$350 - $410
Amberleaf	2014	131	131	—	—	45	$320 - $370
Summerfield	2015	85	85	—	—	33	$310 - $330
Senterra	2016	82	25	57	14	25	$390 - $460
Vantage	2016	83	15	68	13	15	$350 - $380
Viewpoint	2016	75	18	57	17	18	$290 - $310
Overlook	2016	112	24	88	8	24	$305 - $335
Aura	2017	79	—	79	6	—	$340 - $360
Starling	2018	107	—	107	—	—	$385 - $400
Canyon Hills Future	2018	125	—	125	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Woodmont	2014	84	84	—	—	16	$320 - $390
Cielo	2015	92	92	—	—	14	$220 - $275
Northstar	2015	92	66	26	6	48	$300 - $330
Skycrest	2015	102	68	34	—	38	$330 - $380
Flagstone	2016	79	34	45	3	34	$380 - $440
Lunetta	2016	112	55	57	5	55	$270 - $300
Elara	2016	118	20	98	21	20	$260 - $290
Sundance Future	TBD	1,353	—	1,353	—	—	TBD
Tierra Del Rey	2017	84	—	84	—	—	$390 - $430
Spencer's Crossing	2017	84	—	84	—	—	TBD
Manifee Heights	TBD	359	—	359	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$170 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		15,968	1,585	14,383	163	760
Nevada

Clark County:
LivingSmart at Eldorado Ridge	2012	169	169	—	—	9	$260 - $310
LivingSmart at Eldorado Heights	2013	135	135	—	—	13	$310 - $395
LivingSmart Sandstone	2013	145	144	1	1	54	$228 - $255
North Peak	2015	150	57	93	12	51	$282 - $336
Castle Rock	2015	150	61	89	12	57	$328 - $418
Camino	2016	86	23	63	14	23	$251 - $264
Eldorado Future	2017	59	—	59	—	—	TBD
Solano	2014	132	117	15	2	56	$300 - $335
Alterra	2014	47	45	2	1	20	$425 - $505
Bella Verdi	2015	49	47	2	2	28	$375 - $440
Escala	2016	154	19	135	8	19	$515 - $580
Montero	2016	74	8	66	11	8	$420 - $485
Strada	2017	116	—	116	—	—	$380 - $400
Responsive Home	2016	2	2	—	—	2	$590 - $940
POD 5-1/2-2 Future	2017	31	—	31	—	—	TBD
Durango Ranch	2012	153	153	—	—	6	$467 - $560
Durango Trail	2014	77	77	—	—	3	$380 - $410
Meridian	2016	82	20	62	4	20	$580 - $680
Encanto	2016	102	11	91	4	11	$470 - $525
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	94	71	9	34	$400 - $455
Horizon Valle Verde	2018	53	—	53	—	—	TBD
Summerglen	2014	140	113	27	9	45	$300 - $305
Keystone	2017	70	1	69	8	1	$450 - $530
Cobalt	2017	107	—	107	—	—	$340 - $370
Axis	2017	78	—	78	—	—	$680 - $780
The Canyons at MacDonald Ranch - R	2017	22	—	22	—	—	$535 - $565
Sunridge Heights	2017	108	—	108	—	—	$392 - $455
Nova Ridge	2018	112	—	112	—	—	$680 - $715
Tera Luna	2017	116	—	116	—	—	$546 - $596
Nevada Total		2,954	1,296	1,658	97	460
Pardee Total		18,922	2,881	16,041	260	1,220

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2016	Lots Owned as of December 31, 2016(3)	Backlog as of December 31, 2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2016	Sales Price Range (in thousands)(6)
Washington
Skagit County:
Skagit Surplus Pod E, Mt Vernon	TBD	4	—	4	—	—	TBD
Snohomish County:
Evergreen Heights, Monroe	2016	71	3	68	15	3	$450 - $515
The Grove at Canyon Park, Bothell	2017	60	—	60	11	—	$645 - $727
Greenstone Heights, Bothell	2017	41	—	41	—	—	$859 - $919
King County:
Vintner's Place, Kirkland	2016	35	20	15	15	20	$732 - $850
Copperwood, Renton	2016	46	21	25	19	21	$650 - $737
Viscaia, Bellevue	2017	18	—	18	1	—	$750 - $848
Trailside, Redmond	2017	9	—	9	—	—	$950 - $1,190
Parkwood Terrace, Woodinville	2017	15	—	15	3	—	$789 - $910
Hazelwood Ridge, Newcastle	2017	30	—	30	4	—	$805 - $905
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$865 - $1,000
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$935 - $1,000
Kirkwood Terrace, Sammamish	2017	12	—	12	—	—	$1,310 - $1,610
English Landing P2, Redmond	2017	25	—	25	—	—	$930 - $1,070
English Landing P1, Redmond	2018	50	—	50	—	—	$945 - $1,095
Heathers Ridge South, Redmond	2017	8	—	8	8	—	$725 - $1,008
Cedar Landing, North Bend	2018	138	—	138	—	—	$590 - $740
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$860 - $975
Ray Meadows, Redmond	2018	27	—	27	—	—	$930 - $1,080
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	—	—	$642 - $714
Canton Crossing, Maple Valley	2017	51	—	51	—	—	$560 - $655
Aurea, Sammamish	2018	41	—	41	—	—	$580 - $670
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	39	1	—	3	$422
Harbor Hill S-8, Gig Harbor	2015	33	32	1	1	28	$422
Harbor Hill S-7, Gig Harbor	2016	16	8	8	2	8	$422 - $470
The Enclave at Harbor Hill, Gig Harbor	2016	33	17	16	4	17	$495 - $550
Harbor Hill S-2, Gig Harbor	2018	41	—	41	—	—	$453 - $508
Harbor Hill S-5/6, Gig Harbor	2017	72	—	72	—	—	$427 - $482
Thurston County:
Campus Fairways, Lacey	2015	39	38	1	1	25	$430
Kitsap County:
McCormick Meadows, Port Orchard	2012	167	166	1	1	47	$300
Mountain Aire, Poulsbo	2016	145	29	116	16	29	$405 - $455
Closed Communities	N/A	—	—	—	—	182	N/A
Washington Total		1,400	373	1,027	101	383
Quadrant Homes Total		1,400	373	1,027	101	383

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2016	Lots Owned as of December 31, 2016(3)	Backlog as of December 31, 2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2016	Sales Price Range(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	21	13	1	4	$404 - $458
Southern Trails, Pearland	2014	40	40	—	—	11	$499 - $550
Pomona, Manvel	2016	31	5	26	6	5	$358 - $450
Rise Meridiana	2016	21	1	20	8	1	$303 - $336
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	109	78	31	4	7	$364 - $453
Cross Creek Ranch 65', Fulshear	2013	103	75	28	5	13	$416 - $475
Cross Creek Ranch 70', Fulshear	2013	117	95	22	5	14	$460 - $520
Cross Creek Ranch 80', Fulshear	2013	123	111	12	5	16	$541 - $656
Cross Creek Ranch 90', Fulshear	2013	43	29	14	6	5	$617 - $692
Villas at Cross Creek Ranch, Fulshear	2013	101	100	1	—	9	$454 - $496
Fulshear Run, Richmond	2016	25	1	24	9	1	$554 - $650
Cinco Ranch, Katy	2015	93	93	—	—	1	$396 - $530
Harvest Green 75', Richmond	2016	20	9	11	3	9	$421 - $477
Sienna Plantation 80', Missouri City	2013	38	38	—	—	6	$542 - $650
Sienna Plantation 85', Missouri City	2016	25	10	15	5	10	$535 - $640
Villas at Sienna South, Missouri City	2016	19	9	10	—	9	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	101	8	1	21	$465 - $553
Villas at Aliana, Richmond	2013	114	87	27	2	27	$380 - $503
Riverstone 55', Sugar Land	2013	97	96	1	—	16	$437 - $467
Riverstone 80', Sugar Land	2013	102	102	—	—	2	$559 - $710
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	4	1	1	3	$1,197
The Townhomes at Imperial, Sugar Land	2015	27	27	—	—	7	$396 - $530
Galveston County:
Harborwalk, Hitchcock	2014	50	50	—	—	6	$680 - $686
Harris County:
Fairfield, Cypress	2010	91	91	—	—	14	$530 - $595
Lakes of Fairhaven, Cypress	2008	257	257	—	—	9	$409 - $505
Towne Lake Living Views, Cypress	2013	122	118	4	3	14	$468 - $561
The Groves, Humble	2015	50	29	21	8	15	$436 - $498
Lakes of Creekside	2016	21	1	20	4	1	$476 - $550
Bridgeland '80, Cypress	2015	100	84	16	9	14	$502 - $591
Bridgeland Patio, Cypress	2016	15	1	14	2	1	$343 - $379
Elyson 70', Cypress	2017	12	—	12	1	—	$445 - $501
Hidden Arbor, Cypress	2016	129	24	105	16	24	$389 - $587
Clear Lake, Houston	2015	770	182	588	42	60	$360 - $660
Montgomery County:
Barton Woods, Conroe	2013	118	118	—	—	16	$447 - $624
Villas at Oakhurst, Porter		55	55	—	—	5	$542 - $650
Woodtrace, Woodtrace	2014	37	18	19	4	7	$430 - $479
Northgrove, Tomball	2016	25	1	24	—	1	$440 - $490
Bender's Landing Estates, Spring	2014	104	39	65	2	16	$471 - $567
The Woodlands, Creekside Park	2016	92	14	78	2	14	$415 - $624
Waller County:
Cane Island, Katy	2016	23	14	9	2	14	$498 - $574
Mustang Estates	2017	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	TBD	29	3	26	2	3	$460 - $530
Rancho Sienna 60'	TBD	28	17	11	—	—	TBD
Hays County:
Belterra 60', Austin	2017	11	—	11	—	—	$530 - $603
Belterra 80', Austin	2016	38	6	32	1	6	$535 - $603
Headwaters, Dripping Springs	2017	14	—	14	1	—	$420 - $479

Other:
Avanti Custom Homes	2007	125	121	4	2	21	$480 - $856
Fulshear Run 1 Acre, Richmond	2017	—	—	—	1	—	$831
Texas Casual Cottages, Round Top	2010	88	88	—	—	14	$389 - $520
Texas Casual Cottages, Hill Country	2012	46	46	—	—	2	$443 - $500
Texas Total		4,196	2,509	1,687	163	474
Trendmaker Homes Total		4,196	2,509	1,687	163	474

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2016	Lots Owned as of December 31, 2016(3)	Backlog as of December 31, 2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2016	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Arcadia, Irvine	2013	61	61	—	—	15	$1,199 - $1,420
Arcadia II, Irvine	2014	66	66	—	—	12	$1,199 - $1,281
Fairwind, Huntington Beach	2015	80	80	—	—	17	$937 - $1,032
Cariz, Irvine	2014	112	112	—	—	18	$495 - $649
Messina, Irvine	2014	59	50	—	—	12	$1,515 - $1,660
Messina II, Irvine	2016	43	20	16	4	20	$1,515 - $1,660
Aria, Rancho Mission Viejo	2016	87	48	39	12	45	$618 - $671
Aria II, Rancho Mission Viejo	2017	64	—	64	—	—	TBD
Aubergine, Rancho Mission Viejo	2016	66	23	43	3	23	$1,046 - $1,158
Aubergine II, Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Carlisle 10-Pack Garden Court, Irvine	2017	74	—	74	—	—	$685 - $770
Sterling Row Townhomes, Irvine	2017	96	—	96	—	—	$590 - $703
Varenna at Orchard Hills, Irvine	2016	71	8	29	5	8	$1,160 - $1,235
Alston, Anaheim	2017	75	—	75	—	—	$780 - $820
StrataPointe, Buena Park	2017	149	—	149	—	—	$496 - $615
Riverside County:
Topazridge, Riverside	2012	68	68	—	—	5	$464 - $529
Topazridge II, Riverside	2014	49	49	—	—	4	$459 - $515
Aldea, Temecula	2014	90	90	—	—	13	$262 - $298
Kite Ridge, Riverside	2014	87	62	25	18	44	$459 - $487
Serrano Ridge at Sycamore Creek, Riverside	2015	87	63	24	14	59	$403 - $429
Terrassa Court, Corona	2016	94	13	81	12	13	$400 - $448
Terrassa Villas, Corona	2016	52	6	46	—	6	$438 - $478
Los Angeles County:
Grayson, Santa Clarita	2015	119	49	70	9	43	$520 - $553
Garvey Square, El Monte	2017	102	—	102	—	—	TBD
Bradford @ Rosedale, Azusa	2017	52	—	27	—	—	$846 - $891
Golden Valley/ Lucera at Aliento	2017	67	—	67	—	—	$620 - $645
Golden Valley/Tierno at Aliento	2017	63	—	63	—	—	$731 - $766
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	92	60	28	79	$384 - $421
Kensington at Park Place, Ontario	2015	67	45	22	18	39	$492 - $524
St. James at Park Place, Ontario	2015	57	51	6	—	34	$456 - $468
St. James II at Park Place, Ontario	2017	68	—	34	18	—	$463 - $480
Ventura County:
The Westerlies, Oxnard	2016	116	45	71	21	45	$393 - $517
Southern California Total		2,550	1,101	1,340	162	554
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	86	3	—	23	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	94	11	4	36	$572 - $620
Marquette at Barrington, Brentwood	2015	90	44	46	8	27	$480 - $750
Wynstone at Barrington, Brentwood	2017	92	—	92	—	—	$480 - $610
Penrose at Barrington, Brentwood	2016	34	20	14	4	20	$508 - $587
Santa Clara County:
Cobblestone, Milpitas	2015	32	32	—	—	10	$960 - $1,163
Derose, Morgan Hill	2018	65	—	65	—	—	$575 - $780
Solano County:
Redstone, Vacaville	2015	141	60	81	7	33	$460 - $533
Green Valley-Lewis, Fairfield	2018	91	—	91	—	—	$475 - $510
Green Valley-Westgate, Fairfield	2018	56	—	56	—	—	$527 - $572
San Joaquin County:
Ventana, Tracy	2015	93	56	37	7	34	$447 - $552
Sundance, Mountain House	2015	113	74	39	20	65	$595 - $675
Alameda County:

Cadence, Alameda Landing	2015	91	62	29	9	24	$1,125 - $1,300
Linear, Alameda Landing	2015	106	64	42	—	10	$784 - $1,020
Symmetry, Alameda Landing	2016	56	26	30	2	26	$880 - $965
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	24	15	7	24	$770 - $1,050
Blackstone at the Cannery, Hayward SFA	2016	105	24	81	3	24	$586 - $686
Blackstone at the Cannery, Hayward SFD	2016	52	19	33	6	19	$689 - $749
Coopers Place, Livermore	2017	31	—	31	—	—	$660 - $670
Slate at Jordan Ranch, Dublin	2017	56	—	56	—	—	$1,025 - $1,144
Onyx at Jordan Ranch, Dublin	2017	105	—	105	—	—	$885 - $950
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$855 - $1,035
Mission Stevenson, Fremont	2018	77	—	77	—	—	$650 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,030 - $2,176
Northern California Total		1,797	685	1,112	77	375
California Total		4,347	1,786	2,452	239	929
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	142	7	—	42	$358 - $411
Terrain 3500 Series, Castle Rock	2015	67	64	3	—	27	$327 - $350
Terrain Ravenwood Village (3500)	2017	157	—	88	—	—	$379 - $426
Terrain Ravenwood Village (4000)	2017	100	—	38	—	—	$400 - $463
Jefferson County:
Leyden Rock 4000 Series, Arvada	2014	51	51	—	—	6	$390 - $446
Leyden Rock 5000 Series, Arvada	2015	67	64	3	2	34	$454 - $509
Candelas 6000 Series, Arvada	2015	76	21	55	14	15	$511 - $658
Candelas 3500 Series, Arvada	2016	97	4	93	7	4	$401 - $463
Candelas 5000 Series, Arvada	2017	62	—	62	—	—	$498 - $565
Candelas 4000 Series, Arvada	2017	102	—	—	—	—	$425 - $478
Denver County:
Platt Park North, Denver	2014	29	29	—	—	1	$611 - $615
Larimer County:
Centerra 5000 Series, Loveland	2015	79	39	40	20	27	$411 - $453
Arapahoe County:
Whispering Pines, Aurora	2016	115	3	112	12	3	$569 - $635
Adams County:
Amber Creek, Thornton	2017	121	1	120	4	1	$391 - $464
Colorado Total		1,272	418	621	59	160
TRI Pointe Total		5,619	2,204	3,073	298	1,089

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2016	Lots Owned as of December 31, 2016(3)	Backlog as of December 31, 2016(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2016	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers, Crofton	2017	4	—	4	—	—	TBD
Watson's Glen, Millersville	2015	103	4	99	—	2	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale Village SFD	2015	222	40	182	15	24	$495 - $607
Landsdale Townhomes	2015	100	26	74	1	23	$335 - $375
Landsdale TND Neo SFD	2016	77	14	63	6	14	$435 - $468
Howard County:
Walnut Creek, Ellicott City	2014	25	24	1	—	9	$1,182 - $1,409
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	91	268	27	48	$498 - $607
Cabin Branch Boulevard Townhomes	TBD	121	—	121	—	—	TBD
Cabin Branch Townhomes	2014	507	131	376	18	68	$380 - $423
Preserve at Stoney Spring	N/A	—	—	5	—	—	N/A
Preserve at Rock Creek, Rockville	2012	68	68	—	—	5	$784 - $818
Poplar Run, Silver Spring
Poplar Run Townhomes	2013	136	136	—	—	18	$390 - $435
Poplar Run SFD	2010	305	249	56	19	32	$572 - $771
Poplar Run Single Family Neos	2016	29	15	14	10	15	$545 - $635
Potomac Highlands, Potomac	2017	23	—	23	4	—	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	7	164	2	7	TBD
Twinbrook Metro, Rockville	2018	61	—	61	—	—	$495 - $578
Closed Communities	N/A	—	—	—	—	—	TBD
Maryland Total		2,311	805	1,511	102	265
Virginia
Fairfax County:
Reserve at Waples Mill, Oakton	2013	28	28	—	—	3	$1,460
Stuart Mill & Timber Lake, Oakton	2014	14	7	7	1	2	$1,363 - $1,675
Stuart Mill -Lots for Sale, Oakton	N/A	5	—	5	—	—	N/A
Prince William County:
Villages of Piedmont, Haymarket	2015	168	49	119	4	32	$370 - $428
Loudoun County:
Brambleton, Ashburn
English Manor Villas	2014	58	49	9	6	24	$495 - $545
Glenmere at Brambleton SFD	2014	100	96	4	4	33	$650 - $733
Glenmere at Brambleton Townhomes	2014	107	107	—	—	35	$470 - $474
Vistas at Lansdowne, Lansdowne	2015	120	38	82	1	20	$569 - $670
Westbrook, Fairfax	2018	24	—	24	—	—	TBD
Willowsford Grant II, Aldie	2017	19	—	19	4	—	$1,200 - $1,326
Willowsford Greens, Aldie	2014	38	30	8	1	6	$760 - $840
Closed Communities	N/A	—	—	—	—	—
Virginia Total		681	404	277	21	155
Winchester Total		2,992	1,209	1,788	123	420

Combined Company Total		36,376	10,756	25,283	1,193	4,211
______________________________________________

(1)	Year of first delivery for future periods is based upon management's estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of December 31, 2016 include owned lots in backlog as of December 31, 2016.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of December 31, 2016, 715 homes are under construction, 179 homes have completed construction, and 299 homes have not started construction.

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
As of December 31, 2016, we owned 252 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features.  We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type.  Interior decorations vary among our models and are selected based upon the lifestyles of our targeted homebuyers.  Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities.  In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers.  At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers.  However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances.  Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results.  The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 15% and 16% for the years ended December 31, 2016 and 2015, respectively.  Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates.  Our inventory of completed and unsold production homes was 405 and 351 homes as of December 31, 2016 and 2015, respectively.
Homebuyer Financing and Title Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options.  Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.  Our financial services operation (“TRI Pointe Solutions”) is comprised of mortgage financing operations (“TRI Pointe Connect”), which was formed as a joint venture with an established mortgage lender, and title services operations (“TRI Pointe Assurance”).  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company.
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
Warranty Program
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers.  Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Estimation of accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported.  In addition, management estimates warranty reserves and allowances necessary to cover any current or future construction-related claims based on actuarial analysis. Under this analysis, reserve amounts are estimated using our historical expense and claim data, as well as industry data. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.  Our warranty accrual is included in accrued expenses and other liabilities in our consolidated balance sheets included elsewhere in this annual report on Form 10-K. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record expected recoveries from insurance carriers when proceeds are probable and estimable.  Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
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
Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements.  We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. In addition to the overall volume of orders and deliveries, our operating results in a given quarter are significantly affected by the number and characteristics of our active selling communities; timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. Therefore, our operating results in any given quarter will fluctuate compared to prior periods based on these factors.
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery.  The dollar value of backlog was approximately $661.1 million and $697.3 million as of December 31, 2016 and 2015, respectively. We expect all of our backlog at December 31, 2016 to be converted to deliveries and revenues during 2017, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

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
Our Financing Strategy
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  As of December 31, 2016, we had $200.0 million outstanding related to our unsecured revolving credit facility, $13.7 million of seller financed loans and $1.2 billion of outstanding senior notes as well as $208.7 million in cash and cash equivalents and $420.7 million available under our unsecured revolving credit facility.  Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.  As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized.  However, our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
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
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations.  We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction.  Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their contractors. Recent National Labor Relations Board decisions may give support to these efforts if they are upheld.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment.  These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site's location, its environmental conditions and the present and former uses of the site, as well as adjoining properties.  Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.  In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas.  From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures.  Any such actions taken with respect to us may increase our costs.  Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with increasingly stringent laws and regulations.  Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.  California is especially susceptible to restrictive government regulations and environmental laws.  In addition, home deliveries in California may be delayed or prevented due to governmental responses to California’s long-term drought, even when we have obtained water rights for those projects.
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
Employees
As of December 31, 2016, we had 1,137 employees, 482 of whom were executive, management and administrative personnel, 267 of whom were sales and marketing personnel and 388 of whom were involved in field construction.  Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements.  We believe that our relations with our employees and subcontractors are good.

Our Offices and Access to Information
Our principal executive offices are located at 19540 Jamboree Road, Suite 300, Irvine, California 92612.  Our main telephone number is (949) 438-1400.  Our internet website is www.tripointegroup.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after being filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K. In addition, the SEC website at www.sec.gov contains reports, proxy and information statements, and other information we file with, or furnish to, the SEC.

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
Risks Related to Our Business
Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices.
Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our projects at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of projects is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels in a timely manner or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and Financial Performance could be materially and adversely affected.
Our quarterly results of operations may fluctuate because of the seasonal nature of our business and other factors.
We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. In addition, we have experienced fluctuations in quarterly results of operations due to the number and characteristics of our active selling communities; the timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. We typically experience the highest new home order activity during the first and second quarters of our fiscal year. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries.  We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Although we expect this seasonal pattern to continue over the long-term, it may be affected by market cyclicality and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires, and there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods.  In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.
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
Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes.  Many of our homebuyers must sell their existing homes in order to buy a home from us.  During the recent economic downturn, the U.S. residential mortgage market as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements.  This led to tightened credit requirements and an increase in indemnity claims for mortgages.  Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards.  Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential homebuyer who wishes to purchase one of our homes.  If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our Financial Performance could be materially and adversely affected.
Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
Substantially all purchasers of our homes finance their acquisitions with mortgage financing.  In December 2016, the U.S. Federal Open Market Committee raised the target range for the federal funds rate to ½ to ¾ percent. We are unable to predict if, or when, the Federal Open Market Committee will announce further increases or the impact of any such increases on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.
In addition, the uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves, impose higher mortgage insurance premiums and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our Financial Performance. Further, there is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of the homes we sell, and therefore could reduce demand for our homes and have a material adverse effect on our Financial Performance.
In February 2017, President Donald Trump issued an executive order requiring the Secretary of the Treasury to report on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote six core principals established by the President. This executive order could result in significant changes to laws, regulations and policies affecting the availability and cost of mortgage financing, including the Dodd-Frank Wall Street Reform and Consumer Protection Act. We are unable to predict the impact, if any, of these potential changes on our home sales or Financial Performance.

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
President Trump’s Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. Although we cannot predict the impact, if any, of these changes to our business, it is possible that these changes could materially and adversely affect our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
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
In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order (the “Governor’s Executive Order”) that, among other things, directs the State Water Resources Control Board (“Water Board”) to impose mandatory water restrictions on urban water suppliers across California to reduce potable urban water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's Executive Order also called on urban water suppliers to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. In May 2015, the Water Board adopted emergency regulations mandating reductions in potable water use by urban water suppliers to achieve the 25% statewide reduction mandated by the Governor’s Executive Order. Based on continued drought conditions, in February 2016, the Water Board extended the emergency regulations through November 2016 but revised the regulations to provide for decreases in certain urban water suppliers’ reduction targets under specified conditions. In May 2016, the Water Board again extended the emergency regulations restricting urban water use through February 28, 2017 but adopted a “stress test” approach that mandates urban water suppliers to take actions to ensure at least a three year supply of water to their customers under drought conditions. In February 2017, the Water Board readopted its emergency regulations for another 270 days. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water rights for those projects.
Although California has experienced significant snow and rainfall in December 2016 and January 2017, precipitation cannot be counted on to continue, and snowpack levels, while above average for the current time of year, are subject to rapid reductions as seen in 2016 and before. In addition, some parts of the state are still experiencing water supply shortfalls and five years of drought have resulted in a significant water supply deficit, especially when it comes to California’s groundwater basins.
We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.
Substantially all of our construction work is performed by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability, cost and skill of contractors and subcontractors and their employees.
The residential construction industry experiences serious shortages of skilled labor from time to time. The difficult operating environment during the recent downturn in the United States has resulted in the failure of the businesses of some contractors and subcontractors and future downturns could result in further failures. In addition, reduced levels of homebuilding in the United States have caused some skilled tradesmen to leave the real estate industry to take jobs in other industries. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
Moreover, some of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are typically higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our Financial Performance.
In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. In January 2017, a bill was introduced in the California State Assembly that would generally require developers and homebuilders of private residential projects to comply with the requirements for “public works” projects in the state, including the payment of prevailing wages. A significant portion of our business is conducted in California, and we expect that the passage of this bill would materially increase our costs of development and construction, which could materially and adversely affect our Financial Performance.
The supply of skilled labor may be adversely affected by changes in immigration laws and policies.
The timing and quality of our construction activities depend upon the availability, cost and skill of contractors and subcontractors and their employees.  The supply of labor in the markets in which we operate could be adversely affected by changes in immigration laws and policies as well as changes in immigration trends.  Accordingly, it cannot be assured that a sufficient supply of skilled labor will be available to us in the future.  In addition, changes in federal and state immigration laws and policies, or in the enforcement of current laws and policies, as a result of the recent presidential election may have the effect of increasing our labor costs.  The lack of adequate supply of skilled labor or a significant increase in labor costs could materially and adversely affect our Financial Performance.
We could be responsible for employment-related liabilities with respect to our contractors’ employees.
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  A recent National Labor Relations Board ruling held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors' employees. If that ruling is upheld on appeal, it could make us responsible for collective bargaining obligations and labor law violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage.
We may incur costs and liabilities if our subcontractors engage in improper construction practices or install defective materials.
Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes.  When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law.  We reserve a percentage of the sales price of each home we sell to meet our warranty and other legal obligations to our homebuyers.  These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built.  However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors.  Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be materially and adversely affected.

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
The significant decline in oil prices that began in 2014 has adversely affected and may continue to adversely affect the economies in our Colorado and Houston markets, as energy is an important employment sector in both of those markets.  As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.
Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our building or other activities.
The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements, and any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that certain communities are not feasible for development. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our businesses that can be significant.
Various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, environment, land use, zoning, density requirements, labor and wages, sales and similar matters apply to or affect the housing industry. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen environmental, health, safety and welfare issues, which can further delay these projects or prevent their development. We may also be required to modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, or to permits or approvals required for such communities, whether brought by governmental authorities or private parties. As a result, home sales could decline and costs could increase, which could materially and adversely affect our Financial Performance.

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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 15% and 16% for the years ended December 31, 2016 and 2015, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain indemnities from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and enroll a majority of these contractors and subcontractors in our Owner Controlled Insurance Program providing general liability coverage for these types of claims, subject to self-insured retentions.
With respect to certain general liability exposures, including construction defects and related claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process require us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances. Furthermore, once claims are asserted against us for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Plaintiffs may seek to consolidate multiple parties in one lawsuit or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated and class action lawsuits can be costly to defend and, if we were to lose any consolidated or certified class action suit, it could result in substantial liability.
In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies. This is particularly true in our markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited and it may be difficult for us to collect self-insured retention contributions from these subcontractors. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.

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
For the years ended December 31, 2016 and 2015, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.
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
We have established a joint venture to provide mortgage related services to homebuyers and a wholly owned title agency.  The residential mortgage lending and title insurance industries are each heavily regulated.  Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs.  A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief.  In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations.  Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.  Any of these outcomes could materially and adversely affect our Financial Performance.
We are subject to litigation and claims that could materially and adversely affect us.
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
Risks Related to the Merger
For additional information concerning the Merger, please refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Merger with Weyerhaeuser Real Estate Company, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Our tax sharing agreement with WRECO’s former parent restricts our ability to undertake significant actions.
In connection with the Merger, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Weyerhaeuser. The Tax Sharing Agreement generally restricts our and our affiliates’ ability to take actions that could cause the Merger and related transactions to fail to qualify as tax-free transactions.  If we take actions that result in tax-related losses to Weyerhaeuser, then we generally will be required to indemnify Weyerhaeuser for such losses, without regard to whether Weyerhaeuser had given us prior consent.
The historical financial information of WRECO may not be representative of its results or financial condition if it had been operated independently of Weyerhaeuser and, as a result, is not a reliable indicator of its future results.
As discussed in Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K, the Merger was treated as a “reverse acquisition” and WRECO was considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore consolidated financial statements included in this annual report on Form 10-K reflect the historical consolidated financial statements of WRECO, and do not include the historical financial statements of legacy TRI Pointe, for all periods presented prior to the Closing Date.  Prior to the consummation of the Merger, WRECO was a business segment of Weyerhaeuser. Consequently, the historical financial information included in this annual report on Form 10-K was derived from the consolidated financial statements and accounting records of WRECO and reflects all direct costs as well as assumptions and allocations made by management of Weyerhaeuser. The financial position, results of operations and cash flows of WRECO for all periods presented prior to the Closing Date may be different from those that would have resulted had WRECO been operated independently of Weyerhaeuser during the applicable periods or at the applicable dates. For example, in preparing the financial statements of WRECO, Weyerhaeuser made allocations of Weyerhaeuser corporate general and administrative expense deemed to be attributable to WRECO. However, these allocations reflect the corporate general and administrative expense attributable to WRECO operated as part of a larger organization and do not necessarily reflect the corporate general and administrative expense that would be incurred by WRECO had it been operated independently. Further, WRECO’s historical financial information does not reflect changes in WRECO’s operations that occurred in connection with the Merger. As a result, the historical financial information of WRECO is not a reliable indicator of future results.
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
Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential, including relative to other opportunities;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our corporate credit rating and ratings of our senior notes;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow;

•	pending litigation and claims; and

•	the market price per share of our common stock.

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
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.2 billion outstanding, net of debt issuance costs, as of December 31, 2016. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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

Higher interest rates on our debt may materially and adversely affect our Financial Performance.
We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. In December 2016, the U.S. Federal Open Market Committee raised the target range for the federal funds rate to ½ to ¾ percent. We are unable to predict if, or when, the Federal Open Market Committee will announce further increases and the impact of any such increases on our floating rate interest rates. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.
Failure to hedge effectively against interest rate changes may materially and adversely affect our Financial Performance.
We may obtain one or more forms of interest rate protection–in the form of swap agreements, interest rate cap contracts or similar agreements–to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure stockholders that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations. Failure of our hedging mechanisms could materially and adversely affect our Financial Performance.
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

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and

•	prohibit us from engaging in certain business combinations with any “interested stockholder” unless specified conditions are satisfied as described below.
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
We have co-invested, and we may co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of land acquisition and/or developments.  We will not be in a position to exercise sole decision-making authority regarding the land acquisitions and/or developments undertaken by our current joint ventures and any future joint ventures in which we may co-invest, and our investment may be illiquid due to our lack of control.  Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions or otherwise meet their contractual obligations, make poor business decisions or block or delay necessary decisions.  Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither us nor the partner or co-venturer would have full control over the partnership or joint venture.  Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business.  In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers.

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
We believe we are and will remain a “United States real property holding corporation” for United States federal income tax purposes.  As a result, a non-U.S. holder generally will be subject to United States federal income tax on any gain realized on a sale or disposition of shares of our common stock, and a purchaser of the stock generally will be required to withhold and remit to the Internal Revenue Service (the “IRS”) 10% of the purchase price, unless our common stock is regularly traded on an established securities market (such as the NYSE) and such non-U.S. holder did not actually or constructively hold more than 5% of our common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder’s holding period in such stock.  A non-U.S. holder also will be required to file a United States federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to United States federal income tax.
No assurance can be given that our common stock will remain regularly traded in the future.  Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

There is no assurance that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
Repurchases pursuant to a stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program.  Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.  Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the ticker symbol “TPH”. The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	2016
			Dividends
Quarter Ended	High	Low	Declared
March 31	$12.47	$8.83	$—
June 30	$12.81	$10.49	$—
September 30	$14.20	$11.59	$—
December 31	$13.37	$10.35	$—
	2015
			Dividends
Quarter Ended	High	Low	Declared
March 31	$16.57	$13.48	$—
June 30	$16.15	$13.94	$—
September 30	$15.70	$12.89	$—
December 31	$14.60	$12.28	$—

Issuer Purchases of Equity Securities
On January 26, 2016 our board of directors approved a stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017.  Purchases of common stock were made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.
During the three months ended December 31, 2016, we repurchased the following shares under the 2016 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2016 to October 31, 2016	618,532	$12.43	618,532	$67,200,422
November 1, 2016 to November 30, 2016	836,800	$11.09	836,800	$57,918,332
December 1, 2016 to December 31, 2016	—	$—	—	$57,918,332
Total	1,455,332	$11.66	1,455,332
__________
(1)     During the three months and full year ended December 31, 2016, there was an aggregate of 1,455,332 and 3,560,853 shares of common stock repurchased for $17.0 million and $42.1 million, respectively. No shares of common stock were repurchased during the year ended December 31, 2015.
The 2016 Repurchase Program expired on January 25, 2017 and no shares of common stock were repurchased under the 2016 Repurchase Program subsequent to December 31, 2016.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2016 was $11.48 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 14, 2017, we had 96 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—we do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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
WRECO Transaction
For a description of the Merger, please see Part I, Item 1, “Business–Merger with WRECO” of this annual report on Form 10-K.  The Merger is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger was treated as a “reverse acquisition” and WRECO was considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO, and do not include the historical financial statements of legacy TRI Pointe, for all periods presented prior to the Closing Date.  Subsequent to the Closing Date and on a go forward basis, the consolidated financial statements reflect the results of the combined company.

	Year Ended December 31,
	2016	2015	2014	2013		2012
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$2,329,336	$2,291,264	$1,646,274	$1,218,430		$870,596
Land and lot sales revenue	72,272	101,284	47,660	52,261		192,489
Other operations revenue	2,314	7,601	9,682	4,021		7,221
Total revenues	2,403,922	2,400,149	1,703,616	1,274,712		1,070,306
Cost of home sales	1,834,857	1,807,091	1,316,470	948,561		690,578
Cost of land and lot sales	17,367	34,844	37,560	38,052		116,143
Other operations expense	2,247	4,360	3,324	2,854		5,214
Impairments and lot option abandonments (1)	1,470	1,930	2,515	345,448	(2)	3,591
Sales and marketing	127,903	116,217	103,600	94,521		78,022
General and administrative	123,470	117,496	82,358	74,244		75,583
Restructuring charges	649	3,329	10,543	10,938		2,460
Homebuilding income (loss) from operations	295,959	314,882	147,246	(239,906)		98,715
Equity in income (loss) of unconsolidated entities	179	1,460	(278)	2		2,490
Transaction expenses	—	—	(17,960)	—		—
Other income (loss), net	312	858	(1,019)	2,450		(1,576)
Homebuilding income (loss) from continuing operations before taxes	296,450	317,200	127,989	(237,454)		99,629
Financial Services:
Revenues	1,220	1,010	—	—		—
Expenses	253	181	15	—		—
Equity in income (loss) of unconsolidated entities	4,810	1,231	(10)	—		—
Financial services income (loss) from continuing operations before taxes	5,777	2,060	(25)	—		—
Income (loss) from continuing operations before taxes	302,227	319,260	127,964	(237,454)		99,629
(Provision) benefit for income taxes	(106,094)	(112,079)	(43,767)	86,161	(3)	(38,910)
Income (loss) from continuing operations	196,133	207,181	84,197	(151,293)		60,719
Discontinued operations, net of income taxes	—	—	—	1,838		762
Net income (loss)	196,133	207,181	84,197	(149,455)		61,481
Net income attributable to noncontrolling interests	(962)	(1,720)	—	—		—
Net income (loss) available to common stockholders	$195,171	$205,461	$84,197	$(149,455)		$61,481
Amounts attributable to TRI Pointe Group, Inc. common stockholders:
Income (loss) from continuing operations	$195,171	$205,461	$84,197	$(151,293)		$60,719
Income from discontinued operations	—	—	—	1,838		762
Net income (loss) available to common stockholders	$195,171	$205,461	$84,197	$(149,455)		$61,481

Earnings (loss) per share
Basic
Continuing operations	$1.21	$1.27	$0.58	$(1.17)		$0.47
Discontinued operations	—	—	—	0.02		—
Net earnings (loss) per share	$1.21	$1.27	$0.58	$(1.15)		$0.47
Diluted
Continuing operations	$1.21	$1.27	$0.58	$(1.17)		$0.47
Discontinued operations	—	—	—	0.02		—
Net earnings (loss) per share	$1.21	$1.27	$0.58	$(1.15)		$0.47

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	4,248	4,181	2,947	3,055	2,665
New homes delivered	4,211	4,057	3,100	2,939	2,314
Average sales price of homes delivered	$553	$565	$531	$415	$376
Cancellation rate	15%	16%	16%	15%	15%
Average selling communities	118.3	115.9	99.1	85.5	71.9
Selling communities at end of period	124	104	108	89	68
Backlog at end of period, number of homes	1,193	1,156	1,032	897	781
Backlog at end of period, aggregate sales value	$661,146	$697,334	$653,096	$507,064	$342,497

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$208,657	$214,485	$170,629	$4,510	$5,212
Real estate inventories	$2,910,627	$2,519,273	$2,280,183	$1,465,526	$1,643,691
Total assets	$3,564,640	$3,138,071	$2,889,838	$1,910,464	$1,999,537
Total debt, net	$1,382,033	$1,170,505	$1,138,493	$834,589	$798,808
Total liabilities	$1,716,130	$1,451,608	$1,417,362	$1,084,947	$1,005,810
Total equity	$1,848,510	$1,686,463	$1,472,476	$825,517	$993,727
___________________________________________________

(1)
 Impairments and lot option abandonments are included in cost of home sales and cost of land and lot sales on the consolidated statements of operations found in Part IV, Item 15 on this annual report on Form 10-K. For a more detailed presentation of our real estate inventory impairments and lot option abandonments, see Note 7, Real Estate Inventories, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)
Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee Homes and excluded as part of the Merger.

(3)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data,” “Business” and our historical financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.
For a description of the Merger, please see Part I, Item 1, “Business–Merger with WRECO” of this annual report on Form 10-K.  The Merger is accounted for in accordance with ASC 805.  For accounting purposes, the Merger was treated as a "reverse acquisition" and WRECO was considered the accounting acquirer.  Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO, and do not include the historical financial statements of legacy TRI Pointe, for all periods presented prior to the Closing Date. Subsequent to the Closing Date and on a go forward basis, the consolidated financial statements reflect the results of the combined company.
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to improve on a slow, sustainable growth trajectory, supported by stronger general economic conditions, low unemployment levels, modest wage gains, low interest rates, and increasing consumer confidence combined with a limited supply of new homes.  We believe the new presidential administration will lend support to the homebuilding industry and we are encouraged by the prospect of a deregulated financial services industry, and believe this trend will offset any new pressure created from a steady rise in interest rates. We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand generally driven by general local market economic conditions.  Homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply.  We expect these demand and supply trends will result in a continued slow and steady recovery in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand. See "Cautionary Note Concerning Forward-Looking Statements".
Our full year 2016 results reflect a decrease in net income available to common stockholders of 5% as compared to the prior year period due to a decrease in land and lot sales profit and an increase in sales and marketing and general and administrative expenses, offset by an increase in homebuilding gross margin dollars and an increase in income from our Financial Services segment. New home deliveries increased 4% while the average sales price of homes delivered decreased by 2%, resulting in a 2% increase in home sales revenue. The increase in new home deliveries was accompanied by a 2% increase in average selling communities.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Homebuilding:
Home sales revenue	$2,329,336	$2,291,264	$1,646,274
Land and lot sales revenue	72,272	101,284	47,660
Other operations revenue	2,314	7,601	9,682
Total revenues	2,403,922	2,400,149	1,703,616
Cost of home sales	1,836,327	1,808,776	1,318,617
Cost of land and lot sales	17,367	35,089	37,906
Other operations expense	2,247	4,360	3,346
Sales and marketing	127,903	116,217	103,600
General and administrative	123,470	117,496	82,358
Restructuring charges	649	3,329	10,543
Homebuilding income from operations	295,959	314,882	147,246
Equity in income (loss) of unconsolidated entities	179	1,460	(278)
Transaction expenses	—	—	(17,960)
Other income (loss), net	312	858	(1,019)
Homebuilding income before income taxes	296,450	317,200	127,989
Financial Services:
Revenues	1,220	1,010	—
Expenses	253	181	15
Equity in income (loss) of unconsolidated entities	4,810	1,231	(10)
Financial services income (loss) before income taxes	5,777	2,060	(25)
Income before income taxes	302,227	319,260	127,964
Provision for income taxes	(106,094)	(112,079)	(43,767)
Net income	196,133	207,181	84,197
Net income attributable to noncontrolling interests	(962)	(1,720)	—
Net income available to common stockholders	$195,171	$205,461	$84,197
Earnings per share
Basic	$1.21	$1.27	$0.58
Diluted	$1.21	$1.27	$0.58
Weighted average shares outstanding
Basic	160,859,782	161,692,152	145,044,351
Diluted	161,381,499	162,319,758	145,531,289

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2016			Year Ended December 31, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	670	18.0	3.1	578	16.6	2.9	16%	8%	7%
Pardee Homes	1,206	23.6	4.3	1,186	23.1	4.3	2%	2%	—%
Quadrant Homes	341	8.0	3.6	441	10.7	3.4	(23)%	(25)%	6%
Trendmaker Homes	501	27.8	1.5	457	25.1	1.5	10%	11%	—%
TRI Pointe Homes	1,097	27.6	3.3	1,107	26.9	3.4	(1)%	3%	(3)%
Winchester Homes	433	13.3	2.7	412	13.5	2.5	5%	(1)%	8%
Total	4,248	118.3	3.0	4,181	115.9	3.0	2%	2%	—%

Net new home orders for the year ended December 31, 2016 increased 2% to 4,248, compared to 4,181 during the prior year.  The increase in net new home orders was primarily due to an overall 2% increase in average selling communities.
Maracay Homes reported a 16% increase in net new home orders driven by increases in both community count and monthly absorption rates. The increases were the result of solid market fundamentals and successful new product offerings during the year. Pardee Homes increased net new home orders by 2% mainly due to a similar increase in average community count. Demand remained strong in all of the markets in which Pardee Homes operates as evidenced by a monthly absorption rate above the company average. Net new home orders decreased at Quadrant Homes largely due to the timing of new community openings. Average selling communities decreased 25% compared to the prior year while absorptions rates increased 6%, to 3.6 homes per community per month, as a result of our well located communities and continued strong market fundamentals. Trendmaker Homes increased net new home orders by 10% based on a similar increase in average community count. The Houston market has been challenged due to the decrease in oil prices and the related impact on job growth in that sector. TRI Pointe Homes’ net new home orders were relatively flat year over year due to a slight decrease in monthly absorption rates, offset by a slight increase in average selling communities. Demand remains strong for TRI Pointe Homes, as evidenced by absorptions of 3.3 homes per community, per month, at average selling prices above the company average. Winchester Homes experienced a 5% growth in net new home orders as a result of an 8% increase in monthly absorption rates offset by a slight decrease in average selling communities. We are encouraged by the increase in sales pace and overall demand in the markets that Winchester Homes operates.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2016			As of December 31, 2015			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	248	$114,203	$460	203	$82,171	$405	22%	39%	14%
Pardee Homes	260	134,128	516	274	200,588	732	(5)%	(33)%	(30)%
Quadrant Homes	101	68,461	678	143	72,249	505	(29)%	(5)%	34%
Trendmaker Homes	163	85,579	525	136	72,604	534	20%	18%	(2)%
TRI Pointe Homes	298	180,012	604	290	192,097	662	3%	(6)%	(9)%
Winchester Homes	123	78,763	640	110	77,625	706	12%	1%	(9)%
Total	1,193	$661,146	$554	1,156	$697,334	$603	3%	(5)%	(8)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) decreased to 15% for the year ended December 31, 2016 from 16% for the year ended December 31, 2015. Backlog units increased 37 units, or 3%, to 1,193 as of December 31, 2016, compared to 1,156 as of December 31, 2015. The dollar value of backlog was approximately $661.1 million as of December 31, 2016, a decrease of $36.2 million, or 5%, compared to $697.3 million as of December 31, 2015.  This decrease is due to a $49,000, or 8% decrease in the average sales price of homes in backlog to $554,000 from $603,000, which was due primarily to a lower mix of coastally located products for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Maracay Homes’ backlog dollar value increased 39% compared to the prior year as a result of an increase in both backlog units and average sales price. The increase in backlog units was related to the increase in net new home orders and the increase in average sales price was due to a product mix shift to more move-up product during the year. Pardee Homes' backlog dollar value decreased 33% largely due to a 30% decrease in average sales price. The prior year average sales price of $732,000 included a higher mix of luxury homes coastally located in San Diego, California. Quadrant Homes’ backlog dollar value decreased 5% as a result of a 29% decrease in backlog units, offset by an increase in average sales price. The decrease in backlog units was directly related to the decrease in net new home orders during the year as result of a lower number of active selling communities. The increase in average sales prices was related to a higher mix of homes in backlog from core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes' backlog dollar value increased 18% largely due to a 20% increase in backlog units. The increase in backlog units was related to the increase in net new home orders and the decrease in new home deliveries as a result of timing. TRI Pointe Homes’ backlog dollar value decreased 6% due to a decrease in average sales price, slightly offset by an increase in units. The decrease in average sales price was due to a higher mix of projects in Inland Empire in 2016 compared to the prior year where the mix was more heavily weighted to higher priced, coastal communities in Orange County, California. In 2017 we expect average sales prices to increase slightly with new community openings in Orange County, California. Winchester Homes’ backlog dollar value remained relatively flat with an offsetting increase in backlog units and a decrease in average sales price. The increase in backlog units was due to the increase in net new home orders during the year and the decrease in net new home deliveries related to the timing of those deliveries. The decrease in average sales prices was due to a product mix shift to more attached product during the year that sells at lower price points.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	625	$255,253	$408	480	$185,645	$387	30%	37%	5%
Pardee Homes	1,220	668,835	548	1,130	606,161	536	8%	10%	2%
Quadrant Homes	383	207,057	541	411	180,772	440	(7)%	15%	23%
Trendmaker Homes	474	239,734	506	539	275,658	511	(12)%	(13)%	(1)%
TRI Pointe Homes	1,089	723,186	664	1,060	774,005	730	3%	(7)%	(9)%
Winchester Homes	420	235,271	560	437	269,023	616	(4)%	(13)%	(9)%
Total	4,211	$2,329,336	$553	4,057	$2,291,264	$565	4%	2%	(2)%

Home sales revenue increased $38.1 million, or 2% to $2.3 billion for the year ended December 31, 2016. The increase was comprised of: (i) $87.0 million due to an increase in homes delivered to 4,211 for the year ended December 31, 2016 from 4,057 in the prior year; offset by (ii) a decrease of $48.9 million related to a $12,000 or 2% decrease in the average sales price of homes delivered to $553,000 for the year ended December 31, 2016 from $565,000 in the prior year.

Maracay Homes reported a 37% increase in home sales revenue due to a 30% increase in new homes delivered and a 5% increase in average sales price. The increase in new homes delivered was largely driven by the large order and backlog growth experienced in 2015, which resulted in higher new homes delivered in 2016. Further, net new home orders continued to grow in 2016 as a result of strong market demand while the increase in average sales price was due to increased pricing during the year and product mix. Pardee Homes increased home sales revenue by 10% largely due to an increase in new homes delivered and a slight increase in average sales price. The increase in new home deliveries at Pardee Homes was the result of an increase in net new home orders in both the current and prior year due to strong market demand. Quadrant Homes increased home sales revenue by 15% driven by increased average sales prices, slightly offset by a decrease in new home deliveries. The 23% increase in average sales price was the result of delivery more units in the core Seattle markets of King and Snohomish counties which have higher price points. The 7% decrease in new home deliveries was due to the decrease in net new home orders as a result of decreased average selling communities. Home sales revenue decreased 13% at Trendmaker Homes mainly due to a decrease in new homes delivered. The decrease in new homes delivered was a result of the lower backlog to start the year due to the decrease in net new home order volume experienced in 2015. TRI Pointe Homes reported a 7% decrease in home sales revenue as a result of a 9% decrease in average sales price slightly offset by a 3% increase in new homes delivered. Average sales prices declined due to a higher mix of projects in Inland Empire in 2016 compared to the prior year where the mix was more heavily weighted to higher priced, coastal communities in Orange County, California. In 2017 we expect average sales prices to increase slightly with new community openings in Orange County, California. Home sales revenue decreased at Winchester Homes by 13% due to a decrease in both average sales prices and new homes delivered. The decrease in average sales prices was a product mix shift to more attached product during the year that sells at lower price points.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2016	%	2015	%
Home sales revenue	$2,329,336	100.0%	$2,291,264	100.0%
Cost of home sales	1,836,327	78.8%	1,808,776	78.9%
Homebuilding gross margin	493,009	21.2%	482,488	21.1%
Add: interest in cost of home sales	51,111	2.2%	44,299	1.9%
Add: impairments and lot option abandonments	1,470	0.1%	1,685	0.1%
Adjusted homebuilding gross margin(1)	$545,590	23.4%	$528,472	23.1%
Homebuilding gross margin percentage	21.2%		21.1%
Adjusted homebuilding gross margin percentage(1)	23.4%		23.1%
_______________________________________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.2% for the year ended December 31, 2016, as compared to 21.1% for the year ended December 31, 2015.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.4% for the year ended December 31, 2016 compared to 23.1% for the prior year period, with the slight increase attributable to higher interest in cost of home sales. This higher interest cost is due primarily to the higher fixed rate debt we obtained in May of 2016 with the issuance of new $300 million senior notes.
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2016	%	2015	%
Land and lot sales revenue	$72,272	100.0%	$101,284	100.0%
Cost of land and lot sales	17,367	24.0%	35,089	34.6%
Land and lot gross margin	$54,905	76.0%	$66,195	65.4%
Our land and lot gross margin percentage increased to 76.0% for the year ended December 31, 2016 as compared to 65.4% for the prior year period, in part, owing to the following.  In June of 2016, Pardee Homes sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the sales. In June of 2015 Pardee Homes sold a commercial site in the Pacific Highlands Ranch community for $53.0 million in cash proceeds. These transactions involving the Pacific Highlands Ranch community included significant gross margins due to the low land basis of the community which was acquired in 1981. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$127,903	$116,217	5.5%	5.1%
General and administrative (G&A)	123,470	117,496	5.3%	5.1%
Total sales and marketing and G&A	$251,373	$233,713	10.8%	10.2%

Sales and marketing expense as a percentage of home sales revenue increased to 5.5% for the year ended December 31, 2016 from 5.1% for the year ended December 31, 2015.  Sales and marketing expense increased $11.7 million, or 10%, to $127.9 million for the year ended December 31, 2016 from $116.2 million for the prior year period. The increase was due primarily to increased deliveries associated with increased average selling communities, along with an increase in outside commission costs for the year ended December 31, 2016, compared to the prior year period. Additionally, our expansion into the Austin, Texas and Los Angeles, California markets contributed to higher upfront sales and marketing costs in 2016.
General and administrative expense as a percentage of home sales revenue increased slightly to 5.3% for the year ended December 31, 2016 from 5.1% for the same period in the prior year. General and administrative expense increased by $6.0 million to $123.5 million for the year ended December 31, 2016 from $117.5 million for the prior year ended December 31, 2015.  The increase in general and administrative expenses is primarily related to incremental costs associated with supporting the growth plan of the Company, including the current expansion into the Austin, Texas and Los Angeles, California markets.
Total sales and marketing and G&A (“SG&A”) expense increased $17.7 million, or 8%, to $251.4 million for the year ended December 31, 2016 from $233.7 million in the prior year period. SG&A increased to 10.8% of home sales revenue from 10.2% for the years ended December 31, 2016 and 2015, respectively.
Restructuring Charges
Restructuring charges decreased to $649,000 for the year ended December 31, 2016 compared to $3.3 million in the prior year.  The decrease was mainly due to higher employee-related severance costs and higher lease termination costs in the prior year.
Interest
Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $68.3 million and $61.0 million for the years ended December 31, 2016 and 2015, respectively. All interest incurred in both periods was capitalized. The increase in interest incurred during the year ended December 31, 2016 as compared to the prior year was primarily attributable to an increase in our debt balance and weighted average interest rate, as a result of the issuance of our 2021 Notes in May 2016.
Income Tax
For the year ended December 31, 2016, we have recorded a tax provision of $106.1 million based on an effective tax rate of 35.1%. For the year ended December 31, 2015, we recorded a tax provision of $112.1 million based on an effective tax rate of 35.1%. The decrease in our provision for income tax was primarily the result of the decrease in income from operations for the year ended December 31, 2016.
Financial Services Segment
Income from our financial services operations increased to $5.8 million for the year ended December 31, 2016 compared to income of $2.1 million in the prior year.  The increase in financial services income for the year ended December 31, 2016 compared to the prior year primarily relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014, contributing to the high growth experienced for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Lots Owned or Controlled by Segment
Excluded from lots owned or controlled are those related to Note 8, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2016	2015	Amount	%
Lots Owned
Maracay Homes	1,667	1,566	101	6%
Pardee Homes	16,041	16,314	(273)	(2)%
Quadrant Homes	1,027	1,027	—	—%
Trendmaker Homes	1,687	1,367	320	23%
TRI Pointe Homes	3,073	2,504	569	23%
Winchester Homes	1,788	1,955	(167)	(9)%
Total	25,283	24,733	550	2%
Lots Controlled(1)
Maracay Homes	386	245	141	58%
Pardee Homes	871	365	506	139%
Quadrant Homes	555	247	308	125%
Trendmaker Homes	312	491	(179)	(36)%
TRI Pointe Homes	406	1,124	(718)	(64)%
Winchester Homes	496	397	99	25%
Total	3,026	2,869	157	5%
Total Lots Owned or Controlled(1)	28,309	27,602	707	3%
______________________________________________

(1)	As of December 31, 2016 and 2015, lots controlled included lots that were under land option contracts or purchase contracts.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2015			Year Ended December 31, 2014			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	578	16.6	2.9	385	16.4	2.0	50%	1%	48%
Pardee Homes	1,186	23.1	4.3	970	20.2	4.0	22%	14%	7%
Quadrant Homes	441	10.7	3.4	337	12.2	2.3	31%	(12)%	49%
Trendmaker Homes	457	25.1	1.5	557	24.0	1.9	(18)%	5%	(22)%
TRI Pointe Homes	1,107	26.9	3.4	359	9.2	3.3	208%	192%	5%
Winchester Homes	412	13.5	2.5	339	17.1	1.7	22%	(21)%	54%
Total	4,181	115.9	3.0	2,947	99.1	2.5	42%	17%	21%

Net new home orders for the year ended December 31, 2015 increased 42% to 4,181, compared to 2,947 during the prior year.  The increase in net new home orders was due to a 21% increase in monthly absorption rates and a 17% increase in average selling communities. Net new home orders increased at all but one of our reporting segments, highlighted by the addition of TRI Pointe Homes for the full year ended December 31, 2015 resulting in 1,107 net new home orders compared to 359 in the prior year period. Trendmaker Homes in Houston reported an 18% decline in net new home orders compared to the prior year period resulting from a slowdown in the premium housing market in Houston as a result of uncertainty around the oil and gas industry.

Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2015			As of December 31, 2014			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	203	$82,171	$405	105	$40,801	$389	93%	101%	4%
Pardee Homes	274	200,588	732	218	147,044	675	26%	36%	8%
Quadrant Homes	143	72,249	505	113	51,568	456	27%	40%	11%
Trendmaker Homes	136	72,604	534	218	114,948	527	(38)%	(37)%	1%
TRI Pointe Homes	290	192,097	662	243	192,802	793	19%	—%	(17)%
Winchester Homes	110	77,625	706	135	105,933	785	(19)%	(27)%	(10)%
Total	1,156	$697,334	$603	1,032	$653,096	$633	12%	7%	(5)%

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
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2015			Year Ended December 31, 2014			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	480	$185,645	$387	396	$150,689	$381	21%	23%	2%
Pardee Homes	1,130	606,161	536	1,032	486,176	471	9%	25%	14%
Quadrant Homes	411	180,772	440	320	134,304	420	28%	35%	5%
Trendmaker Homes	539	275,658	511	561	278,038	496	(4)%	(1)%	3%
TRI Pointe Homes	1,060	774,005	730	404	324,219	803	162%	139%	(9)%
Winchester Homes	437	269,023	616	387	272,848	705	13%	(1)%	(13)%
Total	4,057	$2,291,264	$565	3,100	$1,646,274	$531	31%	39%	6%

Home sales revenue increased $645.0 million, or 39%, to $2.3 billion for the year ended December 31, 2015 from $1.6 billion for the prior year period. The increase was comprised of: (i) $508.2 million related to an increase in homes delivered to 4,057 for the year ended December 31, 2015 from 3,100 in the prior year; and (ii) $136.8 million due to a 6% increase in the average sales price of homes delivered to $565,000 for the year ended December 31, 2015 from $531,000 in the prior year. Home sales revenue was either up or relatively flat at all six of our homebuilding brands for the year ended December 31, 2015 compared to the prior year period.  The increase in new home deliveries was primarily attributable to the addition of the results of TRI Pointe Homes for the full year ended December 31, 2015 compared to partial prior year activity due to the timing of the Merger in July, 2014.  The addition of full year TRI Pointe Homes deliveries resulted in a 656 increase in new homes delivered and a $450 million increase in home sales revenue, a 162% and 139% increase, respectively, compared to the same prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2015	%	2014	%
Home sales revenue	$2,291,264	100.0%	$1,646,274	100.0%
Cost of home sales	1,808,776	78.9%	1,318,617	80.1%
Homebuilding gross margin	482,488	21.1%	327,657	19.9%
Add: interest in cost of home sales	44,299	1.9%	28,354	1.7%
Add: impairments and lot option abandonments	1,685	0.1%	2,147	0.1%
Adjusted homebuilding gross margin(1)	$528,472	23.1%	$358,158	21.8%
Homebuilding gross margin percentage	21.1%		19.9%
Adjusted homebuilding gross margin percentage(1)	23.1%		21.8%
_______________________________________________

(1)	Non-GAAP financial measure (as discussed below).
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2015	%	2014	%
Land and lot sales revenue	$101,284	100.0%	$47,660	100.0%
Cost of land and lot sales	35,089	34.6%	37,906	79.5%
Land and lot gross margin	$66,195	65.4%	$9,754	20.5%
Our land and lot gross margin percentage increased to 65.4% for the year ended December 31, 2015 as compared to 20.5% for the prior year period.  The increase in land and lot sales revenue and gross margin percentage were mainly due to the sale of a 15.72 acre employment center located in the Pacific Highlands Ranch community in the San Diego, California division of Pardee Homes.  The sale was completed in June for $53 million in cash.  The transaction included significant gross margins due to the low land basis of the Pacific Highlands Ranch community which was acquired in 1981.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
Sales and marketing	$116,217	$103,600	5.1%	6.3%
General and administrative (G&A)	117,496	82,358	5.1%	5.0%
Total sales and marketing and G&A	$233,713	$185,958	10.2%	11.3%

Sales and marketing expense decreased to 5.1% of home sales revenue for the year ended December 31, 2015 from 6.3% of home sales revenue for the year ended December 31, 2014 mainly due to the addition of full year TRI Pointe Homes which has a lower sales and marketing expense as a percentage of home sales revenue due primarily to higher average sales prices per community.  In addition, we experienced efficiencies in our sales and marketing spending due to the 20% increase in our monthly absorption rates. Sales and marketing expense increased $12.6 million, or 12%, to $116.2 million for the year ended December 31, 2015 from $103.6 million for the prior year period. The increase in sales and marketing expense was related primarily to the increase in new home deliveries compared to the prior year and the addition of TRI Pointe Homes for the full year compared to the prior year with no comparable amounts before the Merger.
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
Total SG&A expense increased $47.7 million, or 26%, to $233.7 million for the year ended December 31, 2015 from $186.0 million in the prior year period, but improved to 10.2% of home sales revenue from 11.3% for the years ended December 31, 2015 and 2014, respectively.
Restructuring Charges
Restructuring charges decreased to $3.3 million for the year ended December 31, 2015 compared to $10.5 million in the same period in the prior year.  The decrease was mainly due to higher employee-related restructuring costs in 2014 related to retention, severance and related costs in connection with the Merger.
Transaction Expenses
As a result of the Merger, the Company incurred advisory, financing, integration and other transaction expenses during the year ended December 31, 2014 of $18.0 million. We did not incur any transaction related expenses during the year ended December 31, 2015.
Interest
Interest, which was incurred principally to finance the Merger, land acquisitions, land development and home construction, totaled $61.0 million and $41.7 million for the years ended December 31, 2015 and 2014, respectively. The capitalized portion of interest incurred was $61.0 million and $39.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest incurred during the year ended December 31, 2015 as compared to the prior year period was primarily attributable to an increase in our outstanding debt for the full year in 2015 compared to a partial prior year period, as the senior note debt was issued in June 2014.
All interest incurred in 2015 was capitalized.  Interest expense was $2.7 million for the year ended December 31, 2014.  Interest expense is included in other income, net on the consolidated statements of operations.
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
_________________________________________________

(1)	As of December 31, 2015 and 2014, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2016 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2016, we had $208.7 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing for at least the next twelve months.
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
Senior Notes
In May 2016, TRI Pointe Group issued $300.0 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.
TRI Pointe Group and TRI Pointe Homes are co-issuers of $450.0 million aggregate principal amount of 2019 Notes and $450.0 million aggregate principal amount of 2024 Notes. The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.
As of December 31, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (collectively, the "Senior Notes"), and there was $20.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $10.7 million and $1.9 million as of December 31, 2016 and 2015, respectively.
Unsecured Revolving Credit Facility
On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625.0 million from $550.0 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75.0 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio.
As of December 31, 2016, the outstanding balance under the Credit Facility was $200.0 million with an interest rate of 2.44% per annum and $420.7 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At December 31, 2016, we had outstanding letters of credit of $4.3 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
As of December 31, 2016, the Company had $13.7 million outstanding related to a seller financed loan to acquire lots for the construction of homes. Principal and interest payments on this loan are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered. The seller financed loan accrues interest at a rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $8.1 million is due in June 2017 with any remaining unpaid balance due in June 2018.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2016	2016
Consolidated Tangible Net Worth, as defined	$1,667,952	$1,068,552
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	41.8%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.4	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2016 we were in compliance with all of the above financial covenants.

Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Unsecured revolving credit facility	$200,000	$299,392
Seller financed loans	13,726	2,434
Senior Notes	1,168,307	868,679
Total debt	1,382,033	1,170,505
Stockholders’ equity	1,829,447	1,664,683
Total capital	$3,211,480	$2,835,188
Ratio of debt-to-capital(1)	43.0%	41.3%
Total debt	$1,382,033	$1,170,505
Less: Cash and cash equivalents	(208,657)	(214,485)
Net debt	1,173,376	956,020
Stockholders’ equity	1,829,447	1,664,683
Total capital	$3,002,823	$2,620,703
Ratio of net debt-to-capital(2)	39.1%	36.5%
______________________________________________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing debt by the sum of total debt plus equity.

(2)
The ratio of net debt-to-capital is a non-GAAP financial measure and is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The comparison of cash flows for the years ended December 31, 2016 and 2015 is as follows:

•
Net cash used in operating activities increased by $189.3 million to $158.3 million in 2016 from cash provided of $31.0 million in 2015. The change was primarily comprised of an increase in cash outflow related to real estate inventories of $153.1 million in 2016 as we increased our land acquisition and development spending to grow our community count to 124 active communities as of December 31, 2016, compared to 104 as of December 31, 2015.  Other activity included, (i) a decrease in net income to $196.1 million in 2016 compared to $207.2 million in 2015 and (ii) other offsetting activity including changes in other assets, receivables, accrued expenses and other liabilities and deferred income taxes.

•	Net cash used in investing activities was $4.0 million in 2016 compared to $862,000 in 2015. The increase in 2016 was due primarily to increased purchases of property and equipment.

•
Net cash provided by financing activities increased to $156.5 million in 2016 from $13.7 million in 2015. The change was primarily a result of a net increase in debt borrowings of $183.1 million in 2016 compared to 2015. This increase was offset by $42.1 million in share repurchases in 2016 with no share repurchases in the prior year.

As of December 31, 2016, our cash and cash equivalents balance was $208.7 million.
Cash Flows—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The comparison of cash flows for the years ended December 31, 2015 and 2014 is as follows:

•
Net cash provided by operating activities increased by $144.4 million to $31.0 million in 2015 from a use of $113.4 million in 2014. The change was primarily comprised of net income of $207.2 million in 2015 compared to $84.2 million in 2014.  Other activity included, (i) a decrease in the net cash outflow related to real estate inventories to $235.0 million in 2015 from $276.3 million in 2014 and (ii) other offsetting activity including changes in other assets, receivables and deferred income taxes.

•
Net cash used in investing activities was $862,000 in 2015 compared to cash provided of $44.7 million in 2014. Cash provided by investing activities for 2014 was primarily related to cash acquired in the Merger.

•
Net cash provided by financing activities decreased to $13.7 million in 2015 from $234.8 million in 2014. The change was primarily a result of 2014 activity associated with proceeds from the issuance of senior notes of $886.7 million, offset by payments of debt payable to Weyerhaeuser of $623.6 million.

As of December 31, 2015, our cash and cash equivalents balance was $214.5 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements.  As of December 31, 2016, we had $26.6 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $313.6 million (net of deposits).
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
As of December 31, 2016, we had $420.7 million of availability under our unsecured revolving credit facility after considering the borrowing base provisions and outstanding letters of credit.
Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2016, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,413,726	$13,726	$650,000	$300,000	$450,000
Long-term debt interest payments	325,827	67,874	110,836	82,125	64,992
Operating leases(2)	32,707	6,875	10,927	9,878	5,027
Purchase obligations(3)	313,574	251,248	59,065	3,261	—
Total	$2,085,834	$339,723	$830,828	$395,264	$520,019
__________________________________________

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

(3)
Includes $313.6 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2016. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements.”

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
Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the first and second quarters of our fiscal year, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. Due to this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters of our fiscal year, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.
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
Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing monthly sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the year ended December 31, 2016 we had no real estate inventory impairment charges. For the years ended December 31, 2015 and 2014 we recorded real estate inventory impairment charges of $1.2 million and $931,000, respectively.
Revenue Recognition
In accordance with ASC 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and/or the related profit are deferred for recognition in future periods using the percentage-of-completion method. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  In addition, we maintain general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.
Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2016. For further details on goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
For our TRI Pointe Homes reporting unit, we performed a quantitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2016 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2016, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2016, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 2, Merger with Weyerhaeuser Real Estate Company, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2016, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 10, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Significant management judgment is required in the forecasts of future operating results that are used in our impairment evaluations. Our estimates are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
Related Party Transactions
For a discussion of certain relationships and related party transactions, see Note 18, Related Party Transactions, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included elsewhere in this report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of our unsecured revolving credit facility, seller financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2016.

	Expected Maturity Date
								Estimated
December 31,	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$200,000	$—	$—	$—	$200,000	$177,410
Weighted average interest rate	—%	—%	2.4%	—%	—%	—%	2.4%
Fixed rate debt	$8,063	$5,663	$450,000	$—	$300,000	$450,000	$1,213,726	$1,232,314
Weighted average interest rate	7.0%	7.0%	4.4%	—%	4.9%	5.9%	5.1%

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
See Item 15 included in this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of TRI Pointe Group, Inc.:
We have audited TRI Pointe Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TRI Pointe Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, TRI Pointe Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TRI Pointe Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statement of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016 of TRI Pointe Group, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Irvine, California
February 24, 2017

Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Item 9B.	Other Information
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our 2017 Proxy Statement under the captions “Board of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation
The information required in response to this item is incorporated by reference to our 2017 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2017 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2017 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2017 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TRI Pointe Group, Inc.:
We have audited the accompanying consolidated balance sheets of TRI Pointe Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRI Pointe Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TRI Pointe Group Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 24, 2017

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$208,657	$214,485
Receivables	82,500	43,710
Real estate inventories	2,910,627	2,519,273
Investments in unconsolidated entities	17,546	18,999
Goodwill and other intangible assets, net	161,495	162,029
Deferred tax assets, net	123,223	130,657
Other assets	60,592	48,918
Total assets	$3,564,640	$3,138,071
Liabilities
Accounts payable	$70,252	$64,840
Accrued expenses and other liabilities	263,845	216,263
Unsecured revolving credit facility	200,000	299,392
Seller financed loans	13,726	2,434
Senior notes, net	1,168,307	868,679
Total liabilities	1,716,130	1,451,608
Commitments and contingencies (Note 15)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 158,626,229 and 161,813,750 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,586	1,618
Additional paid-in capital	880,822	911,197
Retained earnings	947,039	751,868
Total stockholders’ equity	1,829,447	1,664,683
Noncontrolling interests	19,063	21,780
Total equity	1,848,510	1,686,463
Total liabilities and equity	$3,564,640	$3,138,071

 See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Homebuilding:
Home sales revenue	$2,329,336	$2,291,264	$1,646,274
Land and lot sales revenue	72,272	101,284	47,660
Other operations revenue	2,314	7,601	9,682
Total revenues	2,403,922	2,400,149	1,703,616
Cost of home sales	1,836,327	1,808,776	1,318,617
Cost of land and lot sales	17,367	35,089	37,906
Other operations expense	2,247	4,360	3,346
Sales and marketing	127,903	116,217	103,600
General and administrative	123,470	117,496	82,358
Restructuring charges	649	3,329	10,543
Homebuilding income from operations	295,959	314,882	147,246
Equity in income (loss) of unconsolidated entities	179	1,460	(278)
Transaction expenses	—	—	(17,960)
Other income (loss), net	312	858	(1,019)
Homebuilding income before income taxes	296,450	317,200	127,989
Financial Services:
Revenues	1,220	1,010	—
Expenses	253	181	15
Equity in income (loss) of unconsolidated entities	4,810	1,231	(10)
Financial services income (loss) before income taxes	5,777	2,060	(25)
Income before income taxes	302,227	319,260	127,964
Provision for income taxes	(106,094)	(112,079)	(43,767)
Net income	196,133	207,181	84,197
Net income attributable to noncontrolling interests	(962)	(1,720)	—
Net income available to common stockholders	$195,171	$205,461	$84,197
Earnings per share
Basic	$1.21	$1.27	$0.58
Diluted	$1.21	$1.27	$0.58
Weighted average shares outstanding
Basic	160,859,782	161,692,152	145,044,351
Diluted	161,381,499	162,319,758	145,531,289
 See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	129,700,000	$1,297	$333,589	$462,210	$797,096	$28,421	$825,517
Net income	—	—	—	84,197	84,197	—	84,197
Return of capital to Weyerhaeuser	—	—	63,355	—	63,355	—	63,355
Common shares issued in connection with the Merger (Note 2)	31,632,533	317	498,656	—	498,973	—	498,973
Shares issued under share-based awards	22,957	—	176	—	176	—	176
Excess tax benefit of share-based awards, net	—	—	1,757	—	1,757	—	1,757
Stock-based compensation expense	—	—	8,626	—	8,626	—	8,626
Distributions to noncontrolling interests, net	—	—	—	—	—	(17,248)	(17,248)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	7,123	7,123
Balance at December 31, 2014	161,355,490	1,614	906,159	546,407	1,454,180	18,296	1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	1,618	911,197	751,868	1,664,683	21,780	1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards	373,332	4	583	—	587	—	587
Excess tax deficit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	$1,586	$880,822	$947,039	$1,829,447	$19,063	$1,848,510
See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$196,133	$207,181	$84,197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,087	8,274	11,423
Equity in (income) loss of unconsolidated entities, net	(4,989)	(2,691)	288
Deferred income taxes, net	7,434	27,164	5,716
Amortization of stock-based compensation	12,612	11,935	8,626
Charges for impairments and lot option abandonments	1,470	1,930	2,515
Excess tax deficit of share-based awards	(165)	—	—
Bridge commitment fee	—	—	10,322
Changes in assets and liabilities:
Real estate inventories	(388,145)	(235,030)	(276,315)
Receivables	576	(23,592)	40,933
Other assets	(8,501)	35,360	(6,680)
Accounts payable	5,412	(4,020)	5,571
Accrued expenses and other liabilities	10,490	4,494	(46)
Returns on investments in unconsolidated entities, net	6,276	—	80
Net cash (used in) provided by operating activities	(158,310)	31,005	(113,370)
Cash flows from investing activities:
Purchases of property and equipment	(3,985)	(809)	(7,850)
Cash acquired in the Merger	—	—	53,800
Proceeds from sale of property and equipment	9	—	23
Investments in unconsolidated entities	(32)	(1,468)	(1,311)
Distributions from unconsolidated entities	—	1,415	—
Net cash (used in) provided by investing activities	(4,008)	(862)	44,662
Cash flows from financing activities:
Borrowings from debt	541,069	140,000	987,298
Repayment of debt	(330,858)	(112,851)	(53,051)
Debt issuance costs	(5,062)	(2,688)	(23,000)
Bridge commitment fee	—	—	(10,322)
Repayment of debt payable to Weyerhaeuser	—	—	(623,589)
Decrease in book overdrafts	—	—	(22,491)
Distributions to Weyerhaeuser	—	—	(8,606)
Net (repayments) proceeds of debt held by variable interest entities	(2,442)	(6,769)	3,903
Contributions from noncontrolling interests	1,955	5,990	1,895
Distributions to noncontrolling interests	(5,318)	(9,823)	(19,143)
Proceeds from issuance of common stock under share-based awards	587	1,616	176
Excess tax benefits of share-based awards	—	428	1,757
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	(2,190)	—
Share repurchases	(42,082)	—	—
Net cash provided by financing activities	156,490	13,713	234,827
Net (decrease) increase in cash and cash equivalents	(5,828)	43,856	166,119
Cash and cash equivalents - beginning of year	214,485	170,629	4,510
Cash and cash equivalents - end of year	$208,657	$214,485	$170,629
 See accompanying notes.

TRI POINTE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Organization
TRI Pointe Group, Inc. (“TRI Pointe Group”) is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across eight states, including Maracay Homes in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester Homes in Maryland and Virginia.
Formation of TRI Pointe Group
On July 7, 2015, TRI Pointe Homes, Inc. (“TRI Pointe Homes”) reorganized its corporate structure (the “Reorganization”) whereby TRI Pointe Homes became a direct, wholly owned subsidiary of TRI Pointe Group.  As a result of the Reorganization, each share of common stock, par value $0.01 per share, of TRI Pointe Homes (“Homes Common Stock”) was cancelled and converted automatically into the right to receive one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of TRI Pointe Group (“Group Common Stock”), each share having the same designations, rights, powers and preferences, and the qualifications, limitations and restrictions thereof as the shares of Homes Common Stock being so converted.  TRI Pointe Group, as the successor issuer to TRI Pointe Homes (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act on July 7, 2015.
In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (the "2019 Notes") and TRI Pointe Homes' 5.875% Senior Notes due 2024 (the "2024 Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ existing unsecured revolving credit facility.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of December 31, 2016 and 2015 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” have the following meanings:

•	For periods prior to July 7, 2015: TRI Pointe Homes (and its consolidated subsidiaries)

•	For periods from and after July 7, 2015: TRI Pointe Group (and its consolidated subsidiaries)
Reverse Acquisition
On July 7, 2014 (the “Closing Date”), TRI Pointe Homes consummated the previously announced merger (the “Merger”) of our wholly owned subsidiary, Topaz Acquisition, Inc. (“Merger Sub”), with and into Weyerhaeuser Real Estate Company (“WRECO”), with WRECO surviving the Merger and becoming our wholly owned subsidiary, as contemplated by the Transaction Agreement, dated as of November 3, 2013 (the “Transaction Agreement”), by and among the Company, Weyerhaeuser Company (“Weyerhaeuser”), WRECO and Merger Sub. The Merger is accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). For accounting purposes, the Merger was treated as a “reverse acquisition” and WRECO was considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and therefore the accompanying consolidated financial statements reflect the historical consolidated financial statements of WRECO, and do not include the historical financial statements of TRI Pointe, for all periods presented prior to the Closing Date. Subsequent to the Closing Date, the consolidated financial statements reflect the results of the combined company.

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
Reclassifications
Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation, including the Company's condensed reporting of impairments and land and lot option abandonments, included in cost of home sales and cost of land and lot sales on the consolidated statements of operations in this annual report on Form 10-K. For a more detailed presentation of our real estate inventory impairments and land and lot option abandonments, please see Note 7, Real Estate Inventories.
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
Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing monthly sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the year ended December 31, 2016 we had no real estate inventory impairment charges. For the years ended December 31, 2015 and 2014 we recorded impairment charges of $1.2 million and $931,000, respectively.
Revenue Recognition
In accordance with ASC Topic 360, Property, Plant, and Equipment, revenues from home sales and other real estate sales are recorded and a profit is recognized when the respective units are delivered. Home sales and other real estate sales are delivered when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is delivered. When it is determined that the earnings process is not complete, the sale and/or the related profit are deferred for recognition in future periods using the percentage-of-completion method. The profit we record is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim.  Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience.  In addition, we maintain general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.

Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2016. For further details on goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company.
For our TRI Pointe Homes reporting unit, we performed a quantitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2016 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2016, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2016, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 2, Merger with Weyerhaeuser Real Estate Company.
In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2016, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 10, Goodwill and Other Intangible Assets.

Significant management judgment is required in the forecasts of future operating results that are used in our impairment evaluations. Our estimates are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year and it is now effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and we expect to adopt the new standard under the modified retrospective approach. We are still evaluating the accounting for marketing costs, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs we incur to obtain sales contracts from our customers. For example, there are various marketing costs that we currently capitalize and amortize with each home delivered in a community. Under the new guidance, these costs may need to be expensed immediately. Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home sales revenue, but could impact the amount and timing of land and lot sales. We are continuing to evaluate the exact impact the new standard will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. We adopted ASU 2014-15 on December 31, 2016, and the adoption had no impact on our current or prior year financial statements.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of position.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements due to our presentation of an unclassified balance sheet.
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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2016-09 may have on our consolidated financial statements and disclosures, however we do not believe the guidance will have a material impact on our financial statements upon adoption.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of ASU 2016-15 may have on our consolidated financial statements and disclosures, however we do not believe the guidance will have a material impact on our financial statements upon adoption.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

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
Assumption of Senior Notes
On the Closing Date, TRI Pointe Homes assumed WRECO’s obligations as issuer of $450 million aggregate principal amount of its 2019 Notes and $450 million aggregate principal amount of its 2024 Notes (the 2019 Notes together with the 2024 Notes, the “Assumed Senior Notes”). Additionally, WRECO and certain of its subsidiaries (collectively, the “Guarantors”) entered into supplemental indentures pursuant to which they guaranteed TRI Pointe’s obligations with respect to the Assumed Senior Notes. The Guarantors also entered into a joinder agreement to the Purchase Agreement, dated as of June 4, 2014, among WRECO, TRI Pointe, and the initial purchasers of the Assumed Senior Notes (collectively, the “Initial Purchasers”), pursuant to which the Guarantors became parties to the Purchase Agreement. Additionally, TRI Pointe and the Guarantors entered into joinder agreements to the Registration Rights Agreements, dated as of June 13, 2014, among WRECO and the Initial Purchasers with respect to the Assumed Senior Notes, pursuant to which TRI Pointe and the Guarantors were joined as parties to the Registration Rights Agreements. In connection with the Reorganization, TRI Pointe Group became a co-issuer with TRI Pointe Homes of the Assumed Senior Notes.
The net proceeds of $861.3 million from the offering of the Assumed Senior Notes were deposited into two separate escrow accounts following the closing of the offering on June 13, 2014. Upon release of the escrowed funds on the Closing Date and prior to the consummation of the Merger, WRECO paid $743.7 million in cash to its former direct parent, which cash was retained by Weyerhaeuser and its subsidiaries (other than WRECO and its subsidiaries). The payment consisted of the $739.0 million Payment Amount (as defined in the Transaction Agreement) as well as $4.7 million in payment of all unpaid interest on the debt payable to Weyerhaeuser that accrued from November 3, 2013 to the Closing Date. The remaining $117.6 million of proceeds was retained by TRI Pointe.
Transaction Expenses
Advisory, financing, integration and other transaction costs directly related to the Merger, excluding the impact of restructuring costs and purchase accounting adjustments, totaled $18.0 million for the year ended December 31, 2014. No additional transaction-related costs were incurred in 2015 or 2016.

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
Supplemental Pro Forma Information (Unaudited)
The following represents unaudited pro forma operating results as if the acquisition had been completed as of January 1, 2014 (in thousands, except per share amounts):

Year Ended
December 31, 2014
Total revenues	$1,865,723
Net income	$88,416
Earnings per share – basic	$0.55
Earnings per share – diluted	$0.55

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

In connection with the Merger, the Company initiated a restructuring plan to reduce duplicate corporate and divisional overhead costs and expenses. In addition, WRECO previously recognized restructuring expenses related to general cost reduction initiatives. Restructuring costs were comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee-related costs	$99	$1,546	$9,211
Lease termination costs	550	1,783	1,332
Total	$649	$3,329	$10,543

Employee-related costs of $99,000 and $1.5 million for the years ended December 31, 2016 and 2015 related to severance-related expenses.  Employee-related costs incurred during the year ended December 31, 2014 included employee retention and severance-related expenses of $8.3 million and stock-based compensation expense of $947,000 for employees terminated during the period.  Lease termination costs of $550,000, $1.8 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively, relate to contract terminations as a result of general cost reduction initiatives.
Changes in employee-related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accrued employee-related costs, beginning of period	$220	$3,844	$4,336
Current year charges	99	1,546	8,264
Payments	(250)	(5,170)	(8,756)
Accrued employee-related costs, end of period	$69	$220	$3,844

Changes in lease termination related restructuring reserves were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accrued lease termination costs, beginning of period	$767	$1,394	$3,506
Current year charges	550	1,783	1,332
Payments	(1,236)	(2,410)	(3,444)
Accrued lease termination costs, end of period	$81	$767	$1,394

Employee and lease termination restructuring reserves are included in accrued expenses and other liabilities on our consolidated balance sheets.

4.	Segment Information

We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding companies, each operating under different brand names, where we acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, brand names, and underlying demand and supply. Based upon the above factors, our homebuilding operations are comprised of the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our financial services reportable segment (“TRI Pointe Solutions”) is comprised of mortgage financing operations and title services operations.  Our mortgage financing operation (“TRI Pointe Connect”) provides mortgage financing to our homebuyers in all of the markets in which we operate.  TRI Pointe Connect was formed as a joint venture with imortgage and is accounted for under the equity method of accounting.  Our title services operation (“TRI Pointe Assurance”) provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe Group and acts as a title agency for First American Title Insurance Company.
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
The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 1, Organization and Summary of Significant Accounting Policies. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.
Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	2016	2015	2014
Revenues
Maracay Homes	$255,253	$185,645	$150,689
Pardee Homes	730,848	670,063	525,381
Quadrant Homes	213,221	189,401	145,377
Trendmaker Homes	244,001	278,759	281,270
TRI Pointe Homes	723,186	774,005	324,208
Winchester Homes	237,413	302,276	276,691
Total homebuilding revenues	2,403,922	2,400,149	1,703,616
Financial services	1,220	1,010	—
Total	$2,405,142	$2,401,159	$1,703,616
Income before taxes
Maracay Homes	$17,189	$9,849	$10,845
Pardee Homes	204,237	183,077	74,898
Quadrant Homes	21,209	10,478	9,028
Trendmaker Homes	15,353	25,004	31,684
TRI Pointe Homes	62,013	104,970	19,272
Winchester Homes	16,147	22,411	24,612
Corporate (1)	(39,698)	(38,589)	(42,350)
Total homebuilding income before income taxes	296,450	317,200	127,989
Financial services	5,777	2,060	(25)
Total	$302,227	$319,260	$127,964

(1)
Includes $18.0 million of Merger related transaction costs and $5.5 million of restructuring charges for the year ended December 31, 2014.  No similar costs were incurred for the years ended December 31, 2016 or 2015, respectively.

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2016	December 31, 2015
Real estate inventories
Maracay Homes	$228,965	$206,912
Pardee Homes	1,098,608	1,011,982
Quadrant Homes	221,386	190,038
Trendmaker Homes	211,035	199,398
TRI Pointe Homes	868,088	659,130
Winchester Homes	282,545	251,813
Total	$2,910,627	$2,519,273
Total assets
Maracay Homes	$255,466	$227,857
Pardee Homes	1,201,302	1,089,586
Quadrant Homes	242,208	202,024
Trendmaker Homes	225,025	213,562
TRI Pointe Homes	1,052,400	832,423
Winchester Homes	305,379	278,374
Corporate	275,923	292,169
Total homebuilding assets	3,557,703	3,135,995
Financial services	6,937	2,076
Total	$3,564,640	$3,138,071

5.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income available to common stockholders	$195,171	$205,461	$84,197
Denominator:
Basic weighted-average shares outstanding	160,859,782	161,692,152	145,044,351
Effect of dilutive shares:
Stock options and unvested restricted stock units	521,717	627,606	486,938
Diluted weighted-average shares outstanding	161,381,499	162,319,758	145,531,289
Earnings per share
Basic	$1.21	$1.27	$0.58
Diluted	$1.21	$1.27	$0.58
Antidilutive stock options not included in diluted earnings per share	4,551,337	2,622,391	1,295,280

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

6.	Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Escrow proceeds and other accounts receivable, net	$35,625	$32,917
Warranty insurance receivable(1) (Note 15)	46,875	10,493
Notes and contracts receivable	—	300
Total receivables	$82,500	$43,710
 __________

(1)
This amount includes approximately $38.0 million reclassified in 2016, which represents the estimated recoveries related to our insurance policies that during 2015 had been offset against our insurance liabilities and recoveries. For further discussion see Note 15 – Commitments and Contingencies.

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $286,000 in 2016 and $1.7 million in 2015.

7.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Real estate inventories owned:
Homes completed or under construction	$659,210	$575,076
Land under development	1,824,989	1,443,461
Land held for future development	226,915	295,241
Model homes	155,039	140,232
Total real estate inventories owned	2,866,153	2,454,010
Real estate inventories not owned:
Land purchase and land option deposits	26,174	39,055
Consolidated inventory held by VIEs	18,300	26,208
Total real estate inventories not owned	44,474	65,263
Total real estate inventories	$2,910,627	$2,519,273

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest incurred	$68,306	$60,964	$41,706
Interest capitalized	(68,306)	(60,964)	(38,975)
Interest expensed	$—	$—	$2,731
Capitalized interest in beginning inventory	$140,311	$124,461	$138,233
Interest capitalized as a cost of inventory	68,306	60,964	38,975
Interest previously capitalized as a cost of inventory, included in cost of sales	(51,288)	(45,114)	(52,747)
Capitalized interest in ending inventory	$157,329	$140,311	$124,461

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income (loss), net on the consolidated statements of operations.
Real estate inventory impairments and land option abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate inventory impairments	$—	$1,167	$931
Land and lot option abandonments and pre-acquisition costs	1,470	763	1,584
Total	$1,470	$1,930	$2,515

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
Real estate inventory impairments and land option abandonments are recorded in cost of home sales and cost of land and lot sales on the consolidated statements of operations.

8.	Investments in Unconsolidated Entities

As of December 31, 2016, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	December 31,
	2016	2015
Limited liability company interests	$14,327	$15,739
General partnership interests	3,219	3,260
Total	$17,546	$18,999

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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2016	2015
Assets
Cash	$9,796	$18,641
Receivables	10,203	13,108
Real estate inventories	97,402	92,881
Other assets	1,087	1,180
Total assets	$118,488	$125,810
Liabilities and equity
Accounts payable and other liabilities	$12,844	$14,443
Company’s equity	17,546	18,999
Outside interests' equity	88,098	92,368
Total liabilities and equity	$118,488	$125,810

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net sales	$18,725	$7,326	$606
Other operating expense	(11,315)	(6,690)	(4,290)
Other income (expense)	4	(279)	(2)
Net income (loss)	$7,414	$357	$(3,686)
Company’s equity in income (loss) of unconsolidated entities	$4,989	$2,691	$(288)

9.	Variable Interest Entities

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2016			December 31, 2015
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$400	$17,900	$18,300	$3,003	$23,239	$26,208
Unconsolidated VIEs	2,375	49,016	N/A	11,615	74,590	N/A
Other land option agreements	23,799	246,658	N/A	27,440	279,612	N/A
Total	$26,574	$313,574	$18,300	$42,058	$377,441	$26,208

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $3.6 million and $5.0 million as of December 31, 2016 and 2015, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

10.	Goodwill and Other Intangible Assets
During the year ended December 31, 2014, the Company recorded $139.3 million of goodwill in connection with the Merger. As of December 31, 2016 and 2015, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 4, Segment Information. For further details on goodwill, see Note 2, Merger with Weyerhaeuser Real Estate Company.
We have two intangible assets as of December 31, 2016, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 years useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life. For further details on the TRI Pointe Homes trade name see Note 2, Merger with Weyerhaeuser Real Estate Company.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,788)	22,191	27,979	(5,254)	22,725
Total	$167,283	$(5,788)	$161,495	$167,283	$(5,254)	$162,029

The remaining useful life of our amortizing intangible asset related to Maracay was 9.2 and 10.2 years as of December 31, 2016 and 2015, respectively. Amortization expense related to this intangible asset was $534,000 for the year ended December 31, 2016 and 2015, respectively, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the next five years and thereafter is (in thousands):

2017	$534
2018	534
2019	534
2020	534
2021	534
Thereafter	2,221
Total	$4,891

11.	Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Prepaid expenses	$24,495	$14,523
Refundable fees and other deposits	17,731	17,056
Development rights, held for future use or sale	2,569	4,360
Deferred loan costs	2,101	2,179
Operating properties and equipment, net	10,884	7,643
Other	2,812	3,157
Total	$60,592	$48,918

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued payroll and related costs	$33,761	$28,264
Warranty reserves(1) (Note 15)	83,135	45,948
Estimated cost for completion of real estate inventories	59,531	52,818
Customer deposits	13,437	12,132
Debt (nonrecourse) held by VIEs	—	2,442
Income tax liability to Weyerhaeuser	8,589	8,900
Accrued income taxes payable	1,200	19,279
Liability for uncertain tax positions	—	307
Accrued interest	11,570	2,417
Accrued insurance expense	529	1,402
Other tax liabilities	34,961	21,764
Other	17,132	20,590
Total	$263,845	$216,263
__________

(1)
Included in this amount for 2016 is approximately $38.0 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2016. Of the $38.0 million adjusted in the current year, approximately $36.5 million related to prior year estimated warranty insurance recoveries. For further details, see Note 6, Receivables, Net and Note 15, Commitments and Contingencies.

13.	Senior Notes and Notes Payable and Other Borrowings
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	—
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(31,693)	(31,321)
Total	$1,168,307	$868,679
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes") at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.
In connection with the Reorganization, TRI Pointe Group and TRI Pointe Homes became co-issuers of the 2019 Notes and the 2024 Notes. The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.
As of December 31, 2016, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (collectively, the “Senior Notes”), and there was $20.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $10.7 million and $1.9 million as of December 31, 2016 and 2015, respectively.

Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Unsecured revolving credit facility	$200,000	$299,392

On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625.0 million from $550.0 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75.0 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of December 31, 2016, the outstanding balance under the Credit Facility was $200.0 million with an interest rate of 2.44% per annum and $420.7 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of December 31, 2016 there was $2.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $658,000 and $407,000 as of December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, we had outstanding letters of credit of $4.3 million and $8.4 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Seller financed loans	$13,726	$2,434

Principal and interest payments on these loans are due at various maturity dates, including at the time individual homes associated with the acquired land are delivered.  The seller financed loans accrue interest at a weighted average rate of 7.0% per annum, with interest calculated on a daily basis. A minimum principal payment of $8.1 million is due in June 2017 with any remaining unpaid balance due in June 2018.  Accrued interest on these loans was $519,000 and $89,000 as of December 31, 2016 and 2015, respectively.
Interest Incurred
During the years ended December 31, 2016 and 2015, the Company incurred interest of $68.3 million and $61.0 million, respectively, related to all notes payable, Senior Notes and debt payable to Weyerhaeuser outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2016 and 2015, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $6.5 million and $5.4 million for the years ended December 31, 2016 and 2015, respectively.  Accrued interest related to all outstanding debt at December 31, 2016 and 2015 was $11.6 million and $2.4 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at December 31, 2016 and 2015, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2016		December 31, 2015
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,189,180	$1,219,125	$889,054	$881,460
Unsecured revolving credit facility (2)	Level 2	$200,000	$177,410	$299,392	$299,392
Seller financed loans (3)	Level 2	$13,726	$13,189	$2,434	$2,368
   __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $20.9 million and $20.4 million as of December 31, 2016 and 2015, respectively. The estimated fair value of our Senior Notes at December 31, 2016 and 2015 is based on quoted market prices.

(2)
The estimated fair value of the Credit Facility at December 31, 2016 is based on a treasury curve analysis. We believe that the carrying value of the Credit Facility approximated fair value at December 31, 2015.

(3)	The estimated fair value of the seller financed loans at December 31, 2016 and 2015 is based on a treasury curve analysis.
At December 31, 2016 and 2015, the carrying value of cash and cash equivalents and receivables approximated fair value.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$1,167	$28,540

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had legal reserves of $225,000 and $450,000 as of December 31, 2016 and 2015, respectively.
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
We maintain general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction defect-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.
Our warranty reserve and related estimated insurance recoveries are based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs and related recoveries. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.9 million and $10.5 million as of December 31, 2016 and 2015, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Warranty reserves, beginning of period	$45,948	$33,270	$24,449
Warranty reserves accrued	12,712	16,557	11,659
Liabilities assumed in the Merger	—	—	7,481
Adjustments to pre-existing reserves(1)	36,826	7,451	199
Warranty expenditures	(12,351)	(11,330)	(10,518)
Warranty reserves, end of period	$83,135	$45,948	$33,270

  __________

(1)
Included in this amount for 2016 is approximately $38.0 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2016. Of the $38.0 million adjusted in the current year, approximately $36.5 million related to prior year estimated warranty insurance recoveries. For further details, see Note 6, Receivables, Net and Note 12, Accrued Expenses and Other Liabilities.

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2016 and December 31, 2015, the Company had outstanding surety bonds totaling $449.6 million and $414.1 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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

2017	$6,875
2018	5,611
2019	5,316
2020	5,223
2021	4,655
Thereafter	5,027
$32,707

For the years ended December 31, 2016, 2015 and 2014, rental expense was $6.4 million, $6.2 million and $4.9 million, respectively.  Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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
For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings.  Our lease commitments under this ground lease, which extends through 2071, were (in thousands):

2017	$2,239
2018	2,239
2019	2,239
2020	2,239
2021	2,239
Thereafter	74,992
$86,187

This ground lease has been subleased through 2041 to the buyers of the commercial buildings. Our lease commitments through 2041 total $56.0 million as of December 31, 2016, and are fully offset by sublease receipts under the noncancellable subleases.
For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner. However, we have guaranteed the performance of the buyers/lessees. As of December 31, 2016, guaranteed future payments on the lease, which expires in 2041, were $10.6 million.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2016, we had $26.6 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $313.6 million (net of deposits).
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2016 there were 7,605,118 shares available for future grant under the 2013 Incentive Plan.
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
The fair value of stock option awards assumed in the Merger was determined by using an option-based model with the following assumptions:

	2014 Grants	2013 Grants	2012 Grants	2011 Grants
Dividend yield	2.92%	2.23%	2.94%	2.48%
Expected volatility	31.71%	38.00%	40.41%	38.56%
Risk-free interest rate	1.57%	0.92%	1.01%	2.65%
Expected life (in years)	4.97	4.97	5.33	5.73

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total stock-based compensation	$12,612	$11,935	$7,679

As of December 31, 2016, total unrecognized stock-based compensation related to all stock-based awards was $17.0 million and the weighted average term over which the expense was expected to be recognized was 1.72 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	3,220,147	$13.12	5.2	$3,081
Granted	—	—	—	—
Exercised	(96,572)	9.47
Forfeited	(152,205)	12.39
Options outstanding at December 31, 2016	2,971,370	$13.12	4.4	$1,568
Options exercisable at December 31, 2016	2,599,661	$13.08	4.0	$1,568

The total intrinsic value of stock option awards exercised during the years ended December 31, 2016, 2015 and 2014 was $324,000, $642,000 and $51,000, respectively. The total grant date fair value of stock option awards granted or assumed during the years ended December 31, 2016, 2015 and 2014 were $0.0, $0.0 and $11.8 million, respectively.
The fair value of stock option awards granted under the 2013 Incentive Plan at legacy TRI Pointe during the years ended December 31, 2016, 2015 and 2014 were established at the date of grant using an option based model with the following assumptions:

	2016 Grants	2015 Grants	2014 Grants
Dividend yield	N/A	N/A	—%
Expected volatility	N/A	N/A	63.01%
Risk-free interest rate	N/A	N/A	1.96%
Expected life (in years)	N/A	N/A	6.00

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2015	1,958,033	$12.21	$24,808
Granted	1,904,389	8.41	21,862
Vested	(431,761)	14.53
Forfeited	(17,942)	12.13
Nonvested RSUs at December 31, 2016	3,412,719	$9.77	$39,178

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $6.8 million and $1.0 million, respectively. The total grant date fair value of restricted stock awards granted or assumed during the years ended December 31, 2016, 2015 and 2014 were $21.8 million, $18.3 million and $15.2 million, respectively.

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
On August 12, 2015, the Company granted an aggregate of 69,008 restricted stock units to members of its board of directors. The restricted stock units granted to directors on August 12, 2015 vested in their entirety on the day immediately prior to the Company’s 2016 Annual Meeting of Stockholders. The fair value of each restricted stock award granted on August 12, 2015 was measured using $14.49 per share, which was the closing price on the date of grant. Each award is expensed on a straight-line basis over the vesting period.

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

On June 6, 2016, the Company granted an aggregate of 74,466 RSUs to the non-employee members of its board of directors. These RSUs will vest in their entirety on the day immediately prior to the Company's 2017 Annual Meeting of Stockholders. The fair value of each RSU granted on June 6, 2016 was measured using a price of $11.75 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

As restricted stock units vest, a portion of the shares awarded is generally withheld to cover employee minimum tax withholdings. As a result, the number of restricted stock units vested and the number of shares of TRI Pointe common stock issued will differ.

17.	Income Taxes

The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$90,387	$91,343	$(109,565)
State	8,744	6,715	5,339
Total current taxes	99,131	98,058	(104,226)
Deferred:
Federal	5,749	8,296	147,797
State	1,214	5,725	196
Total deferred taxes	6,963	14,021	147,993
Total income tax expense	$106,094	$112,079	$43,767

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 35% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Taxes at the U.S. federal statutory rate	$105,779	$111,846	$44,788
State income taxes, net of federal tax impact	9,539	9,627	3,822
Tax loss on the sale of WRI	—	—	(5,786)
Non-deductible transaction costs	305	—	2,594
Change in valuation allowance	(4,038)	(1,872)	—
Other, net	(5,491)	(7,522)	(1,651)
Total income tax expense	$106,094	$112,079	$43,767
Effective income tax rate	35.1%	35.1%	34.2%

Deferred taxes consisted of the following at December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Impairment and other valuation reserves	$73,890	$89,057
Incentive compensation	8,322	3,617
Indirect costs capitalized	25,377	20,266
Net operating loss carryforwards (state)	24,583	29,461
Transaction costs	(924)	(833)
State taxes	2,985	2,903
Other costs and expenses	15,214	13,641
Gross deferred tax assets	149,447	158,112
Valuation allowance	(323)	(4,361)
Deferred tax assets, net of valuation allowance	149,124	153,751

Deferred tax liabilities:
Interest capitalized	(814)	268
Basis difference in inventory	(14,186)	(14,128)
Fixed assets	(1,101)	1,274
Intangibles	(8,456)	(9,015)
Other	(1,344)	(1,493)
Deferred tax liabilities	(25,901)	(23,094)
Net deferred tax assets	$123,223	$130,657

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
As of December 31, 2016, the Company had a state net operating loss carryforward of $460.9 million, which will expire between 2017 and 2034. As of December 31, 2016 and 2015, we had a valuation allowance on our deferred tax assets of $323,000 and $4.4 million, respectively, related to certain federal and state net operating loss carryforwards as the tax benefits from those losses were assessed as being not more likely than not to be realized.  The decrease in the valuation allowance in 2016 is due to a release of the valuation allowance against a portion of our state net operating loss carryovers as we have determined that realization of tax benefits for the losses are now more likely than not to occur.
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

The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2012-2016 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$272	$14,857
Decreases related to prior year tax positions	(272)	(1,706)
Decreases related to current year tax positions	—	(12,879)
Balance at end of year	$—	$272

The Company classifies interest and penalties related to income taxes as part of income tax expense. Accrued interest and penalties are included within the related liabilities in the balance sheet. The Company had no unpaid interest as a result of uncertain tax position as of December 31, 2016, and $35,000 as of December 31, 2015.

As a result of the Merger in fiscal 2014, the Company separated from its former parent. The Company’s income tax expense for the period prior to the Merger reflected taxes calculated pursuant to the tax sharing agreement with the former parent. If we were to calculate income taxes using the separate return method, the effect on pro forma unaudited income and pro forma unaudited earnings per share would be as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
	(unaudited)	(unaudited)	(unaudited)
Income before income taxes as reported in the accompanying financial statements	$302,227	$319,260	$127,964
Provision for income taxes assuming computation on a separate return basis	(106,094)	(112,079)	(49,553)
Pro forma income	196,133	207,181	78,411
Net income attributable to noncontrolling interests	(962)	(1,720)	—
Pro forma net income available to common stockholders	$195,171	$205,461	$78,411
Pro forma earnings per share - basic	$1.21	$1.27	$0.54
Pro forma earnings per share - diluted	$1.21	$1.27	$0.54

Based upon calculating income tax expense on a separate return basis, our income tax provision would have increased by $5.8 million for the year ended December 31, 2014 related to the tax loss on the sale of Weyerhaeuser Realty Investors, Inc. to Weyerhaeuser NR Company that would not have provided a benefit to our income tax provision.  There would be no change to our income tax provision for the years ended December 31, 2016 and 2015.
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
Weyerhaeuser-allocated corporate general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weyerhaeuser-allocated costs	$—	$—	$10,735

These expenses may not be indicative of the actual level of expense WRECO would have incurred if it had operated as an independent company or of expenses expected to be incurred in the future after the Closing Date.
During the year ended December 31, 2014 and prior to the Merger, WRECO sold $4.8 million of mineral rights and $21.2 million of land to Weyerhaeuser.
TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement executed in connection with the Merger. The liabilities under the tax sharing agreement relate to a portion of the California net operating loss generated prior to the Merger that are expected to be realized after July 7, 2014; federal tax credits generated prior to the Merger that are expected to be realized after July 7, 2014; and deductions for stock option awards granted through December 31, 2013 that are expected to be realized after July 7, 2014.  As of December 31, 2016 and 2015, we had an income tax liability to Weyerhaeuser of $8.6 million and $8.9 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.
In May of 2016, TRI Pointe entered into an agreement with an affiliate of Starwood Capital Group, a greater than 5% holder of our common stock, to acquire 52 lots located in Azusa, California, for a purchase price of $18.4 million. In October of 2016 we acquired 27 of these lots for a purchase price of $9.6 million. TRI Pointe's Chairman of the Board is also the Chairman and Chief Executive Officer of Starwood Capital Group. This acquisition was approved by the TRI Pointe independent directors.
In June of 2014, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.7 million from an entity managed by an affiliate of Starwood Capital Group. In January of 2015, TRI Pointe acquired an additional 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million. In August of 2016, TRI Pointe entered into an agreement to purchase an additional 257 lots located in Castle Rock, Colorado, for a purchase price of approximately $8.6 million from the same entity managed by an affiliate of Starwood Capital Group. In October of 2016, 126 of these lots were acquired for a purchase price of $4.2 million. These acquisitions were approved by the TRI Pointe independent directors.
In October of 2015, TRI Pointe entered into an agreement with an affiliate of BlackRock, Inc. to acquire 161 lots located in Dublin, California, for a purchase price of approximately $60.0 million.  BlackRock, Inc. is a greater than 5% holder of our common stock.  This acquisition was approved by the executive land committee, which was comprised of independent directors. In the second half of 2016, we acquired an additional 93 lots located in Dublin, California, for a combined purchase price of approximately $25.5 million from an affiliate of BlackRock, Inc. This acquisition was approved by a majority of the TRI Pointe independent directors.

19.	Supplemental Disclosure to Consolidated Statement of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $53,028, $60,964 and $38,975	$—	$—	$1,372
Income taxes	$117,215	$69,917	$43,005
Supplemental disclosures of noncash activities:
Increase in real estate inventory due to distribution of land from an unconsolidated joint venture	$—	$—	$5,052
Distribution to Weyerhaeuser of excluded assets and liabilities	$—	$—	$126,687
Amounts owed to Weyerhaeuser related to the tax sharing agreement	$—	$—	$15,688
Noncash settlement of debt payable to Weyerhaeuser	$—	$—	$70,082
Accrued liabilities related to the purchase of operating properties and equipment	$1,828	$3,976	$—
Amortization of senior note discount capitalized to real estate inventory	$1,815	$1,552	$804
Amortization of deferred loan costs capitalized to real estate inventory	$4,642	$3,820	$—
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$(316)	$5,297	$6,343
Increase in deposits on real estate under option or contract and other assets	$—	$—	$780
Increase in accrued expenses and other liabilities	$—	$300	$—
Increase (decrease) in noncontrolling interests	$316	$(5,597)	$(7,123)
Merger:
Fair value of assets, excluding cash acquired	$—	$—	$724,995
Liabilities assumed	$—	$—	$(276,347)

20.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at December 31, 2016 and December 31, 2015, condensed consolidating statements of operations for the full years ended December 31, 2016, 2015 and 2014, and condensed consolidating statements of cash flows for the full years ended December 31, 2016, 2015 and 2014.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer” for all periods presented after July 7, 2015, the date of the Reorganization.

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$141,568	$67,089	$—	$208,657
Receivables	26,692	55,808	—	82,500
Intercompany receivables	775,321	—	(775,321)	—
Real estate inventories	868,088	2,042,539	—	2,910,627
Investments in unconsolidated entities	—	17,546	—	17,546
Goodwill and other intangible assets, net	156,604	4,891	—	161,495
Investments in subsidiaries	1,285,295	—	(1,285,295)	—
Deferred tax assets, net	15,644	107,579	—	123,223
Other assets	11,401	49,191	—	60,592
Total Assets	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Liabilities
Accounts payable	$20,637	$49,615	$—	$70,252
Intercompany payables	—	775,321	(775,321)	—
Accrued expenses and other liabilities	48,496	215,349	—	263,845
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	13,726	—	—	13,726
Senior notes, net	1,168,307	—	—	1,168,307
Total Liabilities	1,451,166	1,040,285	(775,321)	1,716,130
Equity
Total stockholders’ equity	1,829,447	1,285,295	(1,285,295)	1,829,447
Noncontrolling interests	—	19,063	—	19,063
Total Equity	1,829,447	1,304,358	(1,285,295)	1,848,510
Total Liabilities and Equity	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640
 __________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Homes, Inc.
Assets
Cash and cash equivalents	$147,771	$66,714	$—	$214,485
Receivables	17,358	26,352	—	43,710
Intercompany receivables	783,956	—	(783,956)	—
Real estate inventories	657,221	1,862,052	—	2,519,273
Investments in unconsolidated entities	—	18,999	—	18,999
Goodwill and other intangible assets, net	156,604	5,425	—	162,029
Investments in subsidiaries	1,093,261	—	(1,093,261)	—
Deferred tax assets, net	19,061	111,596	—	130,657
Other assets	12,219	36,699	—	48,918
Total Assets	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071

Liabilities
Accounts payable	$20,444	$44,396	$—	$64,840
Intercompany payables	—	783,956	(783,956)	—
Accrued expenses and other liabilities	32,219	184,044	—	216,263
Unsecured revolving credit facility	299,392	—	—	299,392
Seller financed loans	2,034	400	—	2,434
Senior notes, net	868,679	—	—	868,679
Total Liabilities	1,222,768	1,012,796	(783,956)	1,451,608
Equity
Total stockholders’ equity	1,664,683	1,093,261	(1,093,261)	1,664,683
Noncontrolling interests	—	21,780	—	21,780
Total Equity	1,664,683	1,115,041	(1,093,261)	1,686,463
Total Liabilities and Equity	$2,887,451	$2,127,837	$(1,877,217)	$3,138,071
  __________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$723,186	$1,606,150	$—	$2,329,336
Land and lot sales revenue	—	72,272	—	72,272
Other operations revenue	—	2,314	—	2,314
Total revenues	723,186	1,680,736	—	2,403,922
Cost of home sales	607,316	1,229,011	—	1,836,327
Cost of land and lot sales	—	17,367	—	17,367
Other operations expense	—	2,247	—	2,247
Sales and marketing	29,092	98,811	—	127,903
General and administrative	59,327	64,143	—	123,470
Restructuring charges	—	649	—	649
Homebuilding income from operations	27,451	268,508	—	295,959
Equity in loss of unconsolidated entities	—	179	—	179
Other income, net	149	163	—	312
Homebuilding income from continuing operations before taxes	27,600	268,850	—	296,450
Financial Services:
Revenues	—	1,220	—	1,220
Expenses	—	253	—	253
Equity in income of unconsolidated entities	—	4,810	—	4,810
Financial services income from continuing operations before taxes	—	5,777	—	5,777
Income from continuing operations before taxes	27,600	274,627	—	302,227
Provision for income taxes	(11,322)	(94,772)	—	(106,094)
Equity of net income (loss) of subsidiaries	178,893	—	(178,893)	—
Net income (loss)	195,171	179,855	(178,893)	196,133
Net income attributable to noncontrolling interests	—	(962)	—	(962)
Net income (loss) available to common stockholders	$195,171	$178,893	$(178,893)	$195,171
 _________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$774,005	$1,517,259	$—	$2,291,264
Land and lot sales revenue	—	101,284	—	101,284
Other operations revenue	—	7,601	—	7,601
Total revenues	774,005	1,626,144	—	2,400,149
Cost of home sales	624,791	1,183,985	—	1,808,776
Cost of land and lot sales	—	35,089	—	35,089
Other operations expense	—	4,360	—	4,360
Sales and marketing	26,792	89,425	—	116,217
General and administrative	55,611	61,885	—	117,496
Restructuring charges	(169)	3,498	—	3,329
Homebuilding income from operations	66,980	247,902	—	314,882
Equity in loss of unconsolidated entities	—	1,460	—	1,460
Other (loss) income, net	(127)	985	—	858
Homebuilding income from continuing operations before taxes	66,853	250,347	—	317,200
Financial Services:
Revenues	—	1,010	—	1,010
Expenses	—	181	—	181
Equity in income of unconsolidated entities	—	1,231	—	1,231
Financial services income from continuing operations before taxes	—	2,060	—	2,060
Income from continuing operations before taxes	66,853	252,407	—	319,260
Provision for income taxes	(20,001)	(92,078)	—	(112,079)
Equity of net income (loss) of subsidiaries	158,609	—	(158,609)	—
Net income (loss)	205,461	160,329	(158,609)	207,181
Net income attributable to noncontrolling interests	—	(1,720)	—	(1,720)
Net income (loss) available to common stockholders	$205,461	$158,609	$(158,609)	$205,461
 __________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2014
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Homes, Inc.
Homebuilding:
Home sales revenue	$324,219	$1,322,055	$—	$1,646,274
Land and lot sales revenue	—	47,660	—	47,660
Other operations revenue	(12)	9,694	—	9,682
Total revenues	324,207	1,379,409	—	1,703,616
Cost of home sales	271,579	1,047,038	—	1,318,617
Cost of land and lot sales	—	37,906	—	37,906
Other operations expense	—	3,346	—	3,346
Sales and marketing	9,678	93,922	—	103,600
General and administrative	16,532	65,826	—	82,358
Restructuring charges	—	10,543	—	10,543
Homebuilding income from operations	26,418	120,828	—	147,246
Equity in loss of unconsolidated entities	—	(278)	—	(278)
Transaction expenses	(7,138)	(10,822)	—	(17,960)
Other income (loss), net	17	(1,036)	—	(1,019)
Homebuilding income from continuing operations before taxes	19,297	108,692	—	127,989
Financial Services:
Revenues	—	—	—	—
Expenses	—	15	—	15
Equity in loss of unconsolidated entities	—	(10)	—	(10)
Financial services loss from continuing operations before taxes	—	(25)	—	(25)
Income from continuing operations before taxes	19,297	108,667	—	127,964
Provision for income taxes	(11,586)	(32,181)	—	(43,767)
Equity of net income (loss) of subsidiaries	76,486	—	(76,486)	—
Net income (loss) available to common stockholders	$84,197	$76,486	$(76,486)	$84,197
  __________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash used in (provided by) operating activities	$(179,397)	$21,087	$—	$(158,310)
Cash flows from investing activities:
Purchases of property and equipment	(1,603)	(2,382)	—	(3,985)
Proceeds from sale of property and equipment	—	9	—	9
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	12,102	—	(12,102)	—
Net cash provided by (used in) investing activities	10,499	(2,405)	(12,102)	(4,008)
Cash flows from financing activities:
Borrowings from debt	541,069	—	—	541,069
Repayment of debt	(330,458)	(400)	—	(330,858)
Debt issuance costs	(5,062)	—	—	(5,062)
Repayment of debt payable to Weyerhaeuser	—	(2,442)	—	(2,442)
Decrease in book overdrafts	—	1,955	—	1,955
Distributions to Weyerhaeuser	—	(5,318)	—	(5,318)
Proceeds from issuance of common stock under share-based awards	587	—	—	587
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	—	—	(1,359)
Share repurchases	(42,082)	—	—	(42,082)
Intercompany	—	(12,102)	12,102	—
Net cash provided by (used in) financing activities	162,695	(18,307)	12,102	156,490
Net (decrease) increase in cash and cash equivalents	(6,203)	375	—	(5,828)
Cash and cash equivalents - beginning of year	147,771	66,714	—	214,485
Cash and cash equivalents - end of year	$141,568	$67,089	$—	$208,657

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash provided by operating activities	$1,714	$29,291	$—	$31,005
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	254	—	(809)
Investments in unconsolidated entities	—	(1,468)	—	(1,468)
Distributions from unconsolidated entities	—	1,415	—	1,415
Intercompany	16,717	—	(16,717)	—
Net cash provided by (used in) investing activities	15,654	201	(16,717)	(862)
Cash flows from financing activities:
Borrowings from debt	140,000	—	—	140,000
Repayment of debt	(112,651)	(200)	—	(112,851)
Debt issuance costs	(2,688)	—	—	(2,688)
Net repayments of debt held by variable interest entities	—	(6,769)	—	(6,769)
Contributions from noncontrolling interests	—	5,990	—	5,990
Distributions to noncontrolling interests	—	(9,823)	—	(9,823)
Proceeds from issuance of common stock under share-based awards	1,616	—	—	1,616
Excess tax benefits of share-based awards	428	—	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	(16,717)	16,717	—
Net cash provided by (used in) financing activities	24,515	(27,519)	16,717	13,713
Net increase in cash and cash equivalents	41,883	1,973	—	43,856
Cash and cash equivalents - beginning of year	105,888	64,741	—	170,629
Cash and cash equivalents - end of year	$147,771	$66,714	$—	$214,485
 _________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2014
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Homes, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(62,715)	$(50,655)	$—	$(113,370)
Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(5,557)	—	(7,850)
Cash acquired in the Merger	53,800	—	—	53,800
Proceeds from sale of property and equipment	—	23	—	23
Investments in unconsolidated entities	—	(1,311)	—	(1,311)
Intercompany	69,971	—	(69,971)	—
Net cash provided by (used in) investing activities	121,478	(6,845)	(69,971)	44,662
Cash flows from financing activities:
Borrowings from debt	100,000	887,298	—	987,298
Repayment of debt	(53,051)	—	—	(53,051)
Debt issuance costs	—	(23,000)	—	(23,000)
Bridge commitment fee	—	(10,322)	—	(10,322)
Changes in debt payable to Weyerhaeuser	—	(623,589)	—	(623,589)
Change in book overdrafts	—	(22,491)	—	(22,491)
Distributions to Weyerhaeuser	—	(8,606)	—	(8,606)
Net proceeds of debt held by variable interest entities	—	3,903	—	3,903
Contributions from noncontrolling interests	—	1,895	—	1,895
Distributions to noncontrolling interests	—	(19,143)	—	(19,143)
Proceeds from issuance of common stock under share-based awards	176	—	—	176
Excess tax benefits of share-based awards	—	1,757	—	1,757
Intercompany	—	(69,971)	69,971	—
Net cash provided by financing activities	47,125	117,731	69,971	234,827
Net increase in cash and cash equivalents	105,888	60,231	—	166,119
Cash and cash equivalents - beginning of year	—	4,510	—	4,510
Cash and cash equivalents - end of year	$105,888	$64,741	$—	$170,629
  __________

(1)	References to “Issuer” in Note 20, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

21.	Results of Quarterly Operations (Unaudited)
The following table presents our unaudited quarterly financial data (in thousands, except per share amounts).

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$424,138	$625,222	$582,029	$773,753
Cost of homes sales and other(2)	325,844	447,781	464,632	617,684
Gross margin	$98,294	$177,441	$117,397	$156,069
Net income	$28,710	$74,193	$35,145	$58,085
Net income attributable to noncontrolling interests	(160)	(267)	$(311)	(224)
Net income available to common stockholders	$28,550	$73,926	$34,834	$57,861

Earnings per share
Basic	$0.18	$0.46	$0.22	$0.36
Diluted	$0.18	$0.46	$0.22	$0.36
__________
(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$377,258	$495,517	$648,141	$880,243
Cost of homes sales and other(2)	302,777	353,878	511,564	680,006
Gross margin	$74,481	$141,639	$136,577	$200,237
Net income	$15,297	$56,762	$49,769	$85,353
Net (income) loss attributable to noncontrolling interests	—	(1,832)	393	(281)
Net income available to common stockholders	$15,297	$54,930	$50,162	$85,072

Earnings per share
Basic	$0.09	$0.34	$0.31	$0.53
Diluted	$0.09	$0.34	$0.31	$0.52
 __________
(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.
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

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry S. Sternlicht	Chairman of the Board, Director	February 24, 2017
Barry S. Sternlicht

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial Officer)	February 24, 2017
Michael D. Grubbs

/s/ Glenn J. Keeler	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 24, 2017
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 24, 2017
Daniel S. Fulton

/s/ Steven J. Gilbert	Director	February 24, 2017
Steven J. Gilbert

/s/ Christopher D. Graham	Director	February 24, 2017
Christopher D. Graham

/s/ Constance B. Moore	Director	February 24, 2017
Constance B. Moore

/s/ Thomas B. Rogers	Director	February 24, 2017
Thomas B. Rogers

Exhibit Number	Exhibit Description
2.1
Transaction Agreement, dated as of November 3, 2013, among TRI Pointe Homes, Inc., Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Topaz Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S‑4 (filed March 28, 2014))

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015)

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

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

Exhibit Number	Exhibit Description
4.11
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.12
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.13
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.14
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.15
Indenture, dated as of May 23, 2016, by and between TRI Pointe Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.16
First Supplemental Indenture, dated as of May 26, 2016, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed May 26, 2016))

10.1
Joinder Agreement to Purchase Agreement, dated as of July 7, 2014, relating to the 4.375% Senior Notes due 2019 and 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.2
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.6
Registration Rights Agreement with respect to 4.375% Senior Notes due 2019, dated as of June 23, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.7
Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.8
Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

Exhibit Number	Exhibit Description
10.9
First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.10
Amended and Restated Revolving Line of Credit Loan Agreement by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.11
First Amendment to Modify Loan Documents by and between California Bank & Trust and TRI Pointe Homes, LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.12
Second Amendment to Modify Loan Documents, dated as of March 25, 2014, by and between TRI Pointe Homes, Inc. and California Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 1, 2014))

10.13
Credit Agreement, dated as of June 26, 2014, among TRI Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 27, 2014))

10.14
Amended and Restated Credit Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

10.42†	Form of Performance-Based Cash Award Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.43†	Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.44†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.45†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

12.1	Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of TRI Pointe Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement