Form 10-Q
period 2017-03-31
TRI Pointe Group, Inc.
filed 2017-04-26
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
158,765,743 shares of common stock were issued and outstanding as of April 17, 2017.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$128,519	$208,657
Receivables	65,999	82,500
Real estate inventories	3,046,092	2,910,627
Investments in unconsolidated entities	17,113	17,546
Goodwill and other intangible assets, net	161,361	161,495
Deferred tax assets, net	122,105	123,223
Other assets	58,527	60,592
Total assets	$3,599,716	$3,564,640
Liabilities
Accounts payable	$74,115	$70,252
Accrued expenses and other liabilities	251,891	263,845
Unsecured revolving credit facility	250,000	200,000
Seller financed loan	—	13,726
Senior notes, net	1,169,914	1,168,307
Total liabilities	1,745,920	1,716,130

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 159,047,862 and 158,626,229 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,590	1,586
Additional paid-in capital	882,352	880,822
Retained earnings	955,232	947,039
Total stockholders’ equity	1,839,174	1,829,447
Noncontrolling interests	14,622	19,063
Total equity	1,853,796	1,848,510
Total liabilities and equity	$3,599,716	$3,564,640

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Homebuilding:
Home sales revenue	$392,004	$423,055
Land and lot sales revenue	578	355
Other operations revenue	568	580
Total revenues	393,150	423,990
Cost of home sales	318,404	324,499
Cost of land and lot sales	654	779
Other operations expense	560	566
Sales and marketing	26,700	26,321
General and administrative	34,649	28,531
Homebuilding income from operations	12,183	43,294
Equity in income (loss) of unconsolidated entities	138	(14)
Other income, net	77	115
Homebuilding income before income taxes	12,398	43,395
Financial Services:
Revenues	241	148
Expenses	74	58
Equity in income of unconsolidated entities	266	715
Financial services income before income taxes	433	805
Income before income taxes	12,831	44,200
Provision for income taxes	(4,614)	(15,490)
Net income	8,217	28,710
Net income attributable to noncontrolling interests	(24)	(160)
Net income available to common stockholders	$8,193	$28,550
Earnings per share
Basic	$0.05	$0.18
Diluted	$0.05	$0.18
Weighted average shares outstanding
Basic	158,769,478	161,895,640
Diluted	159,390,586	162,192,610

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	161,813,750	$1,618	$911,197	$751,868	$1,664,683	$21,780	$1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards	373,332	4	583	—	587	—	587
Excess tax deficit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	1,586	880,822	947,039	1,829,447	19,063	1,848,510
Net income	—	—	—	8,193	8,193	24	8,217
Shares issued under share-based awards	461,020	4	742	—	746	—	746
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,561)	—	(2,561)	—	(2,561)
Stock-based compensation expense	—	—	3,841	—	3,841	—	3,841
Share repurchases	(39,387)	—	(492)	—	(492)	—	(492)
Distributions to noncontrolling interests, net	—	—	—	—	—	(415)	(415)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(4,050)	(4,050)
Balance at March 31, 2017	159,047,862	$1,590	$882,352	$955,232	$1,839,174	$14,622	$1,853,796

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,217	$28,710
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	822	1,792
Equity in income of unconsolidated entities, net	(404)	(701)
Deferred income taxes, net	1,118	3,845
Amortization of stock-based compensation	3,841	2,605
Charges for impairments and lot option abandonments	321	182
Changes in assets and liabilities:
Real estate inventories	(138,011)	(180,540)
Receivables	16,702	11,141
Other assets	2,326	2,871
Accounts payable	3,863	2,761
Accrued expenses and other liabilities	(11,952)	(14,828)
Returns on investments in unconsolidated entities, net	866	2,486
Net cash used in operating activities	(112,291)	(139,676)
Cash flows from investing activities:
Purchases of property and equipment	(1,173)	(411)
Proceeds from sale of property and equipment	5	—
Investments in unconsolidated entities	(231)	(13)
Net cash used in investing activities	(1,399)	(424)
Cash flows from financing activities:
Borrowings from debt	50,000	75,000
Repayment of debt	(13,726)	(2,434)
Net repayments of debt held by variable interest entities	—	(132)
Contributions from noncontrolling interests	—	808
Distributions to noncontrolling interests	(415)	(2,527)
Proceeds from issuance of common stock under share-based awards	746	6
Minimum tax withholding paid on behalf of employees for share-based awards	(2,561)	(1,087)
Share repurchases	(492)	—
Net cash provided by financing activities	33,552	69,634
Net decrease in cash and cash equivalents	(80,138)	(70,466)
Cash and cash equivalents - beginning of period	208,657	214,485
Cash and cash equivalents - end of period	$128,519	$144,019

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of March 31, 2017 and December 31, 2016 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Use of Estimates
The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.
Reclassifications
Certain amounts in our consolidated financial statements for the prior year period have been reclassified to conform to the current year period presentation, including the Company's reclassification of restructuring charges, which was presented as a separate line item on the consolidated statement of operations in the prior year, and has been reclassified to general and administrative expense for both the current and prior years. This reclassification had no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year and it is now effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and we expect to adopt the new standard under the modified retrospective approach. We are still evaluating the accounting for marketing costs and it is possible that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs that we incur to obtain sales contracts from our customers. For example, we currently capitalize and amortize various marketing costs with each home delivered in a community. Under the new guidance, these costs may need to be expensed when incurred. Although we are still evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home sales revenue, but could impact the amount and timing of land and lot sales. We are continuing to evaluate the exact impact the new standard will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. On January 1, 2017, we adopted ASU 2016-09. This new guidance requires that we record excess tax benefit and tax deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statement of operations. We previously recorded the excess tax benefits and tax deficiencies to the additional paid-in capital line item on our consolidated balance sheets. Under the new guidance, the Company elected the option to no longer apply a forfeiture rate to our stock-based compensation expense, and to recognize forfeitures as they occur. The adoption of the aforementioned amendments in ASU 2016-09 were applied using the modified retrospective approach and did not have a material impact on our current or prior year financial statements, with no resulting cumulative-effect adjustment to retained earnings. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. Additionally, ASU 2016-09 requires that the minimum tax withholding paid on behalf of employees for share-based awards be classified as a financing activity in the statement of cash flows. Adoption of ASU 2016-09 did not result in any adjustments to prior period disclosures on the statement of cash flows.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Maracay Homes	$51,060	$45,437
Pardee Homes	83,699	118,933
Quadrant Homes	40,552	46,058
Trendmaker Homes	52,362	43,786
TRI Pointe Homes	130,836	131,957
Winchester Homes	34,641	37,819
Total homebuilding revenues	393,150	423,990
Financial services	241	148
Total	$393,391	$424,138

Income (loss) before income taxes
Maracay Homes	$1,757	$2,636
Pardee Homes	9,893	32,131
Quadrant Homes	3,744	3,696
Trendmaker Homes	1,882	2,058
TRI Pointe Homes	6,439	10,715
Winchester Homes	400	661
Corporate	(11,717)	(8,502)
Total homebuilding income before income taxes	12,398	43,395
Financial services	433	805
Total	$12,831	$44,200

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate inventories
Maracay Homes	$238,546	$228,965
Pardee Homes	1,180,308	1,098,608
Quadrant Homes	246,568	221,386
Trendmaker Homes	212,809	211,035
TRI Pointe Homes	870,895	868,088
Winchester Homes	296,966	282,545
Total	$3,046,092	$2,910,627

Total assets
Maracay Homes	$257,341	$255,466
Pardee Homes	1,266,810	1,201,302
Quadrant Homes	273,001	242,208
Trendmaker Homes	223,768	225,025
TRI Pointe Homes	1,047,762	1,052,400
Winchester Homes	321,200	305,379
Corporate	202,471	275,923
Total homebuilding assets	3,592,353	3,557,703
Financial services	7,363	6,937
Total	$3,599,716	$3,564,640

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to common stockholders	$8,193	$28,550
Denominator:
Basic weighted-average shares outstanding	158,769,478	161,895,640
Effect of dilutive shares:
Stock options and unvested restricted stock units	621,108	296,970
Diluted weighted-average shares outstanding	159,390,586	162,192,610
Earnings per share
Basic	$0.05	$0.18
Diluted	$0.05	$0.18
Antidilutive stock options and unvested restricted stock not included in diluted earnings per share	4,823,402	5,449,790

4.	Receivables
Receivables consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Escrow proceeds and other accounts receivable, net	$19,124	$35,625
Warranty insurance receivable (Note 13)	46,875	46,875
Total receivables	$65,999	$82,500

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $286,000 as of both March 31, 2017 and December 31, 2016.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Real estate inventories owned:
Homes completed or under construction	$754,733	$659,210
Land under development	1,942,597	1,824,989
Land held for future development	135,688	226,915
Model homes	168,771	155,039
Total real estate inventories owned	3,001,789	2,866,153
Real estate inventories not owned:
Land purchase and land option deposits	30,203	26,174
Consolidated inventory held by VIEs	14,100	18,300
Total real estate inventories not owned	44,303	44,474
Total real estate inventories	$3,046,092	$2,910,627

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
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest incurred	$18,873	$15,149
Interest capitalized	(18,873)	(15,149)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$157,329	$140,311
Interest capitalized as a cost of inventory	18,873	15,149
Interest previously capitalized as a cost of inventory, included in cost of sales	(9,687)	(8,830)
Capitalized interest in ending inventory	$166,515	$146,630

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real estate inventory impairments and land option abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	321	182
Total	$321	$182

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges.  There were no real estate inventory impairments for the three months ended March 31, 2017 or 2016, respectively.
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

6.	Investments in Unconsolidated Entities
As of March 31, 2017, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Limited liability company interests	$13,897	$14,327
General partnership interests	3,216	3,219
Total	$17,113	$17,546
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
Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2017	December 31, 2016
Assets
Cash	$9,957	$9,796
Receivables	5,446	10,203
Real estate inventories	97,748	97,402
Other assets	1,061	1,087
Total assets	$114,212	$118,488
Liabilities and equity
Accounts payable and other liabilities	$8,711	$12,844
Company’s equity	17,113	17,546
Outside interests' equity	88,388	88,098
Total liabilities and equity	$114,212	$118,488

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales	$5,090	$3,209
Other operating expense	(2,603)	(2,150)
Other income	2	1
Net income	$2,489	$1,060
Company’s equity in income of unconsolidated entities	$404	$701

7.	Variable Interest Entities
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2017			December 31, 2016
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$250	$13,850	$14,100	$400	$17,900	$18,300
Unconsolidated VIEs	1,850	106,555	N/A	2,375	49,016	N/A
Other land option agreements	28,353	296,530	N/A	23,799	246,658	N/A
Total	$30,453	$416,935	$14,100	$26,574	$313,574	$18,300

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $3.7 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of March 31, 2017 and December 31, 2016, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of March 31, 2017, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(5,922)	22,057	27,979	(5,788)	22,191
Total	$167,283	$(5,922)	$161,361	$167,283	$(5,788)	$161,495

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 8.9 and 9.2 years as of March 31, 2017 and December 31, 2016, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three month periods ended March 31, 2017 and 2016, respectively, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2017, the next four years and thereafter is (in thousands):

Remainder of 2017	$400
2018	534
2019	534
2020	534
2021	534
Thereafter	2,221
Total	$4,757

9.	Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	$22,671	$24,495
Refundable fees and other deposits	17,442	17,731
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs - unsecured revolving credit facility	1,884	2,101
Operating properties and equipment, net	11,208	10,884
Other	2,753	2,812
Total	$58,527	$60,592

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and related costs	$14,996	$33,761
Warranty reserves (Note 13)	80,953	83,135
Estimated cost for completion of real estate inventories	53,939	59,531
Customer deposits	19,747	13,437
Income tax liability to Weyerhaeuser (Note 16)	8,610	8,589
Accrued income taxes payable	4,693	1,200
Accrued interest	17,595	11,570
Accrued insurance expense	529	529
Other tax liability	35,537	34,961
Other	15,292	17,132
Total	$251,891	$263,845

11.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans
Senior Notes
The Senior Notes consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
Discount and deferred loan costs	(30,086)	(31,693)
Total	$1,169,914	$1,168,307

In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes") at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.
TRI Pointe Group and its 100% owned subsidiary TRI Pointe Homes, Inc. ("TRI Pointe Homes") are co-issuers of the 4.375% Senior Notes due 2019 (the "2019 Notes") and the 5.875% Senior Notes due 2024 (the "2024 Notes"). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15.
As of March 31, 2017, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $19.8 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $17.2 million and $10.7 million as of March 31, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Unsecured revolving credit facility	$250,000	$200,000

On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625 million from $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20%, depending on the Company’s leverage ratio. As of March 31, 2017, the outstanding balance under the Credit Facility was $250.0 million with an interest rate of 2.64% per annum and $370.5 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of March 31, 2017 there was $1.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2019.  Accrued interest related to the Credit Facility was $445,000 and $658,000 as of March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 we had outstanding letters of credit of $4.5 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Seller financed loans	$—	$13,726

Accrued interest on a seller financed loan outstanding as of December 31, 2016 was $519,000.
Interest Incurred
During the three month periods ended March 31, 2017 and 2016, the Company incurred interest of $18.9 million and $15.1 million, respectively, related to all debt during the period. All interest incurred was capitalized to inventory for the three month periods ended March 31, 2017 and 2016, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $1.8 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.  Accrued interest related to all outstanding debt at March 31, 2017 and December 31, 2016 was $17.6 million and $11.6 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2017 and December 31, 2016.

12.	Fair Value Disclosures
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
Fair Value of Financial Instruments
A summary of assets and liabilities at March 31, 2017 and December 31, 2016, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2017		December 31, 2016
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,189,682	$1,226,295	$1,189,180	$1,219,125
Unsecured revolving credit facility (2)	Level 2	$250,000	$219,245	$200,000	$177,410
Seller financed loan (3)	Level 2	$—	$—	$13,726	$13,189
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $19.8 million and $20.9 million as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the Senior Notes at March 31, 2017 and December 31, 2016 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility at March 31, 2017 and December 31, 2016 is based on a treasury curve analysis.

(3)	The estimated fair value of the seller financed loan at December 31, 2016 is based on a treasury curve analysis.

At March 31, 2017 and December 31, 2016, the carrying value of cash and cash equivalents and receivables approximated fair value.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis. We did not measure any such assets at fair value as of March 31, 2017 or December 31, 2016.

13.	Commitments and Contingencies
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had legal reserves of $225,000 as of both March 31, 2017 and December 31, 2016.
On April 3, 2017, Pardee Homes was named as a defendant in a lawsuit filed in San Diego County Superior Court by Scripps Health (“Scripps”) related to the April 1989 sale by Pardee Homes of real property located in Carmel Valley, California to Scripps pursuant to a purchase agreement dated December 18, 1987 (as amended, the “Purchase Agreement”). In March 2003, Scripps contacted Pardee Homes and alleged Pardee Homes had breached a covenant in the Purchase Agreement by failing to record a restriction against the development of the surrounding property then owned by Pardee Homes for medical office use. In November 2003, the parties entered into a tolling agreement, pursuant to which the parties agreed to toll any applicable statutes of limitation from November 3, 2003 until the expiration of the agreement. The tolling agreement did not revive any cause of action already time barred by a statute of limitation as of November 3, 2003. The tolling agreement was terminated as of February 21, 2017. Pardee Homes became an indirect, wholly owned subsidiary of TRI Pointe on July 7, 2014 in connection with TRI Pointe’s acquisition of WRECO.
We intend to vigorously defend the action, and intend to continue challenging Scripps' claims. Although we cannot predict or determine the timing or final outcome of the lawsuit or the effect that any adverse findings or determinations may have on us, we believe Scripps has no actionable claims against Pardee Homes and that this dispute will not have a material impact on our business, liquidity, financial condition and results of operations. An unfavorable determination could result in the payment by us of monetary damages, which could be significant. The complaint does not indicate the amount of relief sought, and an estimate of possible loss or range of loss cannot presently be made with respect to this matter. No reserve with respect to this matter has been recorded on our consolidated financial statements.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.9 million as of both March 31, 2017 and December 31, 2016. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Warranty reserves, beginning of period(1)	$83,135	$45,948
Warranty reserves accrued	1,880	2,073
Adjustments to pre-existing reserves	(78)	—
Warranty expenditures	(3,984)	(2,602)
Warranty reserves, end of period	$80,953	$45,419
 __________

(1)
Included in the 2017 opening balance is approximately $38.0 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2016. Of the $38.0 million, approximately $36.5 million related to prior year estimated warranty insurance recoveries.

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $427.3 million and $449.6 million, respectively. The beneficiaries of the bonds are various municipalities.

14.	Stock-Based Compensation
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2017 there were 6,208,671 shares available for future grant under the 2013 Incentive Plan.
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
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2017	2016
Total stock-based compensation	$3,841	$2,605

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2017, total unrecognized stock-based compensation related to all stock-based awards was $28.8 million and the weighted average term over which the expense was expected to be recognized was 2.1 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2016	2,971,370	$13.12	4.4	$1,568
Granted	—	—	—	—
Exercised	(69,570)	10.74	—	—
Forfeited	(588,859)	14.40	—	—
Options outstanding at March 31, 2017	2,312,941	13.06	4.1	2,451
Options exercisable at March 31, 2017	2,196,561	13.00	5.2	2,451

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2016	3,412,719	$9.77	$39,178
Granted	1,615,071	10.95	20,253
Vested	(599,395)	12.03	—
Forfeited	(12,235)	11.54	—
Nonvested RSUs at March 31, 2017	4,416,160	9.89	55,379

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
On March 1, 2016, the Company granted 297,426, 285,986 and 125,834 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The percentage of these performance-based RSUs that vest will be determined by comparing the Company’s total stockholder return (“TSR”) to the TSRs of a group of peer homebuilding companies. The performance period for these performance-based RSUs is January 1, 2016 to December 31, 2018. These performance-based RSUs will not vest if the Company’s total stockholder return from January 1, 2016 to December 31, 2018 is not a positive number, provided that the executive will thereafter become vested in the award units, or portion thereof, that would have otherwise vested on December 31, 2018 if on any day after December 31, 2018 and on or before December 31, 2020, the Company’s total stockholder return is greater than zero and the executive is employed by the Company on that date. If the performance-based RSUs have not vested on or before December 31, 2020, such performance-based RSUs shall be cancelled and forfeited for no consideration. The fair value of these performance-based RSUs was determined to be $4.76 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.
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
On February 27, 2017, the Company granted an aggregate of 990,279 time-vested RSUs to employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on February 27, 2017 was measured using a price of $12.10 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 27, 2017, the Company granted 257,851, 247,933 and 119,008 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated in equal parts to two separate performance metrics: (1) TSR, with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (2) earnings per share (“EPS”). The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2017 to December 31, 2019. The fair value of these performance-based RSUs was determined to be $6.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.10 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of TRI Pointe common stock issued will differ.

15.	Stock Repurchase Program
On January 26, 2016, our board of directors approved a stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through January 25, 2017 (the “2016 Repurchase Program”). The 2016 Repurchase Program expired on January 25, 2017 and no shares of common stock were repurchased under the 2016 Repurchase Program in the month of January, 2017.
On February 23, 2017, our board of directors approved a new stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through March 31, 2018 (the “2017 Repurchase Program”).  Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended March 31, 2017, 39,387 shares of our common stock were repurchased and retired under the 2017 Repurchase Program at an average price of $12.49 per share for a total cost of $492,118. Subsequent to March 31, 2017 and through April 25, 2017, the Company repurchased and retired an additional 1,166,557 shares of our common stock under the 2017 Repurchase Program at an average price of $12.35 per share for a total cost of $14.4 million. As of April 25, 2017 the Company has $85.1 million of shares that may yet be purchased under the 2017 Repurchase Program.

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
We had net deferred tax assets of $122.1 million and $123.2 million as of March 31, 2017 and December 31, 2016, respectively.  We had a valuation allowance related to those net deferred tax assets of $323,000 as of both March 31, 2017 and December 31, 2016.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of March 31, 2017 and December 31, 2016, we had an income tax liability to Weyerhaeuser of $8.6 million, which is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $4.6 million and $15.5 million for the three months ended March 31, 2017 and 2016, respectively.  The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had no liabilities for uncertain tax positions recorded as of March 31, 2017 or December 31, 2016.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

17.	Related Party Transactions
We had no related party transactions for the three months ended March 31, 2017.
In May of 2016, we entered into an agreement with an affiliate of Starwood Capital Group, a then greater than 5% holder of our common stock, to acquire 52 lots located in Azusa, California, for an aggregate purchase price of $18.4 million. In October of 2016, we acquired 27 of these lots for a purchase price of $9.6 million. Our former Chairman of the Board is also the Chairman and Chief Executive Officer of Starwood Capital Group. This acquisition was approved by our independent directors. In August of 2016, we entered into an agreement with an affiliate of Starwood Capital Group to purchase 257 lots located in Castle Rock, Colorado, for an aggregate purchase price of approximately $8.6 million. In October of 2016, we acquired 126 of these lots for a purchase price of $4.2 million. This acquisition was approved by our independent directors. As of March 27, 2017, Starwood Capital Group is no longer a related party.
In 2016, we acquired 93 lots located in Dublin, California, for a purchase price of approximately $25.5 million from an affiliate of BlackRock, Inc., a greater than 5% holder of our common stock. This acquisition was approved by a majority of our independent directors.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $12,847 and $15,149 (Note 5)	$—	$—
Income taxes	$—	$19,876
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$502	$402
Amortization of deferred loan costs capitalized to real estate inventory	$1,322	$858
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$(4,050)	$5,865
Increase (decrease) in noncontrolling interests	$4,050	$(5,865)

19.	Supplemental Guarantor Information
2021 Notes
On May 26, 2016, TRI Pointe Group issued the 2021 Notes. All of TRI Pointe Group’s 100% owned subsidiaries that are guarantors (each a “Guarantor” and, collectively, the “Guarantors”) of the Credit Facility, including TRI Pointe Homes and certain other of its 100% owned subsidiaries, are party to a supplemental indenture pursuant to which they jointly and severally guarantee TRI Pointe Group’s obligations with respect to the 2021 Notes. Each Guarantor of the 2021 Notes is 100% owned by TRI Pointe Group, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2021 Notes, as described in the following paragraph. All of our non-Guarantor subsidiaries have nominal assets and operations and are considered minor, as defined in Rule 3-10(h) of Regulation S-X. In addition, TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X. There are no significant restrictions upon the ability of TRI Pointe Group or any Guarantor to obtain funds from any of their respective wholly owned subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

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
Presented below are the condensed consolidating balance sheets at March 31, 2017 and December 31, 2016, condensed consolidating statements of operations for the three months ended March 31, 2017 and 2016 and condensed consolidating statement of cash flows for the three months ended March 31, 2017 and 2016.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.

Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$70,668	$57,851	$—	$128,519
Receivables	18,804	47,195	—	65,999
Intercompany receivables	887,105	—	(887,105)	—
Real estate inventories	870,895	2,175,197	—	3,046,092
Investments in unconsolidated entities	—	17,113	—	17,113
Goodwill and other intangible assets, net	156,604	4,757	—	161,361
Investments in subsidiaries	1,294,461	—	(1,294,461)	—
Deferred tax assets, net	15,644	106,461	—	122,105
Other assets	10,411	48,116	—	58,527
Total Assets	$3,324,592	$2,456,690	$(2,181,566)	$3,599,716

Liabilities
Accounts payable	$19,167	$54,948	$—	$74,115
Intercompany payables	—	887,105	(887,105)	—
Accrued expenses and other liabilities	46,337	205,554	—	251,891
Unsecured revolving credit facility	250,000	—	—	250,000
Seller financed loans	—	—	—	—
Senior notes	1,169,914	—	—	1,169,914
Total Liabilities	1,485,418	1,147,607	(887,105)	1,745,920

Equity
Total stockholders’ equity	1,839,174	1,294,461	(1,294,461)	1,839,174
Noncontrolling interests	—	14,622	—	14,622
Total Equity	1,839,174	1,309,083	(1,294,461)	1,853,796
Total Liabilities and Equity	$3,324,592	$2,456,690	$(2,181,566)	$3,599,716

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$141,568	$67,089	$—	$208,657
Receivables	26,692	55,808	—	82,500
Intercompany receivables	775,321	—	(775,321)	—
Real estate inventories	868,088	2,042,539	—	2,910,627
Investments in unconsolidated entities	—	17,546	—	17,546
Goodwill and other intangible assets, net	156,604	4,891	—	161,495
Investments in subsidiaries	1,285,295	—	(1,285,295)	—
Deferred tax assets, net	15,644	107,579	—	123,223
Other assets	11,401	49,191	—	60,592
Total Assets	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Liabilities
Accounts payable	$20,637	$49,615	$—	$70,252
Intercompany payables	—	775,321	(775,321)	—
Accrued expenses and other liabilities	48,496	215,349	—	263,845
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	13,726	—	—	13,726
Senior notes	1,168,307	—	—	1,168,307
Total Liabilities	1,451,166	1,040,285	(775,321)	1,716,130

Equity
Total stockholders’ equity	1,829,447	1,285,295	(1,285,295)	1,829,447
Noncontrolling interests	—	19,063	—	19,063
Total Equity	1,829,447	1,304,358	(1,285,295)	1,848,510
Total Liabilities and Equity	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$130,837	$261,167	$—	$392,004
Land and lot sales revenue	—	578	—	578
Other operations revenue	—	568	—	568
Total revenues	130,837	262,313	—	393,150
Cost of home sales	112,258	206,146	—	318,404
Cost of land and lot sales	—	654	—	654
Other operations expense	—	560	—	560
Sales and marketing	6,483	20,217	—	26,700
General and administrative	17,249	17,400	—	34,649
Homebuilding (loss) income from operations	(5,153)	17,336	—	12,183
Equity in income of unconsolidated entities	—	138	—	138
Other income, net	9	68	—	77
Homebuilding (loss) income before income taxes	(5,144)	17,542	—	12,398
Financial Services:
Revenues	—	241	—	241
Expenses	—	74	—	74
Equity in income of unconsolidated entities	—	266	—	266
Financial services income before income taxes	—	433	—	433
(Loss) income before income taxes	(5,144)	17,975	—	12,831
Equity of net income of subsidiaries	9,037	—	(9,037)	—
Benefit (provision) for income taxes	4,300	(8,914)	—	(4,614)
Net income	8,193	9,061	(9,037)	8,217
Net income attributable to noncontrolling interests	—	(24)	—	(24)
Net income available to common stockholders	$8,193	$9,037	$(9,037)	$8,193

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$131,957	$291,098	$—	$423,055
Land and lot sales revenue	—	355	—	355
Other operations revenue	—	580	—	580
Total revenues	131,957	292,033	—	423,990
Cost of home sales	110,452	214,047	—	324,499
Cost of land and lot sales	—	779	—	779
Other operations expense	—	566	—	566
Sales and marketing	6,064	20,257	—	26,321
General and administrative	13,212	15,319	—	28,531
Homebuilding income from operations	2,229	41,065	—	43,294
Equity in loss of unconsolidated entities	—	(14)	—	(14)
Other income (loss), net	357	(242)	—	115
Homebuilding income before income taxes	2,586	40,809	—	43,395
Financial Services:
Revenues	—	148	—	148
Expenses	—	58	—	58
Equity in income of unconsolidated entities	—	715	—	715
Financial services income before income taxes	—	805	—	805
Income before income taxes	2,586	41,614	—	44,200
Equity of net income of subsidiaries	27,231	—	(27,231)	—
Provision for income taxes	(1,267)	(14,223)	—	(15,490)
Net income	28,550	27,391	(27,231)	28,710
Net income attributable to noncontrolling interests	—	(160)	—	(160)
Net income available to common stockholders	$28,550	$27,231	$(27,231)	$28,550

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash provided by (used in) operating activities	$6,533	$(118,824)	$—	$(112,291)
Cash flows from investing activities:
Purchases of property and equipment	(871)	(302)	—	(1,173)
Proceeds from sale of property and equipment	—	5	—	5
Investments in unconsolidated entities	—	(231)	—	(231)
Intercompany	(110,529)	—	110,529	—
Net cash (used in) provided by investing activities	(111,400)	(528)	110,529	(1,399)
Cash flows from financing activities:
Borrowings from debt	50,000	—	—	50,000
Repayment of debt	(13,726)	—	—	(13,726)
Distributions to noncontrolling interests	—	(415)	—	(415)
Proceeds from issuance of common stock under share-based awards	746	—	—	746
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,561)	—	—	(2,561)
Share repurchases	(492)	—	—	(492)
Intercompany	—	110,529	(110,529)	—
Net cash provided by (used in) financing activities	33,967	110,114	(110,529)	33,552
Net decrease in cash and cash equivalents	(70,900)	(9,238)	—	(80,138)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$70,668	$57,851	$—	$128,519

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(73,056)	$(66,620)	$—	$(139,676)
Cash flows from investing activities:
Purchases of property and equipment	(216)	(195)	—	(411)
Investments in unconsolidated entities	—	(13)	—	(13)
Distributions from unconsolidated entities	—	—	—	—
Intercompany	(89,524)	—	89,524	—
Net cash (used in) provided by investing activities	(89,740)	(208)	89,524	(424)
Cash flows from financing activities:
Borrowings from notes payable	75,000	—	—	75,000
Repayment of notes payable	(2,034)	(400)	—	(2,434)
Debt issuance costs	—	(132)	—	(132)
Contributions from noncontrolling interests	—	808	—	808
Distributions to noncontrolling interests	—	(2,527)	—	(2,527)
Proceeds from issuance of common stock under share-based awards	6	—	—	6
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,087)	—	—	(1,087)
Intercompany	—	89,524	(89,524)	—
Net cash provided by (used in) financing activities	71,885	87,273	(89,524)	69,634
Net decrease increase in cash and cash equivalents	(90,911)	20,445	—	(70,466)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$56,860	$87,159	$—	$144,019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on our current intentions, beliefs, expectations and predictions for the future, and you should not place undue reliance on these statements. These statements use forward-looking terminology, are based on various assumptions made by us, and may not be accurate because of risks and uncertainties surrounding the assumptions that are made.
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
We undertake no, and hereby disclaim any, obligation to update or revise any forward-looking statements, unless required by law. However, we reserve the right to make such updates or revisions from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this Quarterly Report on Form 10-Q. No such update or revision shall be deemed to indicate that other statements not addressed by such update or revision remain correct or create an obligation to provide any other updates or revisions.
Forward-Looking Statements
These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
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

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Homebuilding:
Home sales revenue	$392,004	$423,055
Land and lot sales revenue	578	355
Other operations revenue	568	580
Total revenues	393,150	423,990
Cost of home sales	318,404	324,499
Cost of land and lot sales	654	779
Other operations expense	560	566
Sales and marketing	26,700	26,321
General and administrative	34,649	28,531
Homebuilding income from operations	12,183	43,294
Equity in income (loss) of unconsolidated entities	138	(14)
Other income, net	77	115
Homebuilding income before income taxes	12,398	43,395
Financial Services:
Revenues	241	148
Expenses	74	58
Equity in income of unconsolidated entities	266	715
Financial services income before income taxes	433	805
Income before income taxes	12,831	44,200
Provision for income taxes	(4,614)	(15,490)
Net income	8,217	28,710
Net income attributable to noncontrolling interests	(24)	(160)
Net income available to common stockholders	$8,193	$28,550
Earnings per share
Basic	$0.05	$0.18
Diluted	$0.05	$0.18
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	184	16.5	3.7	201	18.5	3.6	(8)%	(11)%	3%
Pardee Homes	378	28.5	4.4	313	23.5	4.4	21%	21%	—%
Quadrant Homes	120	7.5	5.3	133	9.5	4.7	(10)%	(21)%	14%
Trendmaker Homes	151	32.0	1.6	122	24.3	1.7	24%	32%	(6)%
TRI Pointe Homes	353	29.3	4.0	265	25.5	3.5	33%	15%	16%
Winchester Homes	113	11.7	3.2	115	13.2	2.9	(2)%	(11)%	11%
Total	1,299	125.5	3.5	1,149	114.5	3.3	13%	10%	3%

Net new home orders for the three months ended March 31, 2017 increased by 150 orders or 13% to 1,299, compared to 1,149 during the prior year period.  The increase in net new home orders was due to a 10% increase in average selling communities and a 3% increase in absorption rates.
Maracay Homes reported an 8% decrease in net new home orders driven by an 11% decrease in average selling communities which was slightly offset by a 3% increase in monthly absorption rate. The decrease in average selling communities was due to the timing of community opening and closings compared to the prior year period. Pardee Homes increased net new home orders by 21% due to a 21% increase in average community count while maintaining its strong absorption rate of 4.4 orders per community per month. Net new home orders decreased 10% at Quadrant Homes, largely due to the timing of new community openings and closings. Average selling communities decreased 21% compared to the prior year while absorption rates increased 14%, to 5.3 homes per community, per month, as a result of our well located communities and continued strong market fundamentals. Trendmaker Homes increased net new home orders by 24% primarily based on an increase in average community count. Absorption rates in the Houston market have been challenged due to the decrease in oil prices and the related impact on job growth in that sector. TRI Pointe Homes’ net new home orders increased 33% due to a 15% increase in average selling communities and a 16% increase in absorption rates. Demand remains strong for TRI Pointe Homes, as evidenced by absorptions of 4.0 homes per community, per month, at average selling prices above the company average. Winchester Homes experienced a 2% decrease in net new home orders as a result of an 11% decrease in average selling communities that was nearly offset by an 11% increase in monthly absorption rates.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2017			As of March 31, 2016			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	313	$153,389	$490	289	$121,130	$419	8%	27%	17%
Pardee Homes	442	248,621	562	379	242,278	639	17%	3%	(12)%
Quadrant Homes	158	111,551	706	184	99,170	539	(14)%	12%	31%
Trendmaker Homes	208	107,860	519	170	90,870	535	22%	19%	(3)%
TRI Pointe Homes	443	283,986	641	354	238,669	674	25%	19%	(5)%
Winchester Homes	170	108,756	640	158	99,415	629	8%	9%	2%
Total	1,734	$1,014,163	$585	1,534	$891,532	$581	13%	14%	1%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) increased slightly to 14% from 13% for the same period in 2016. The dollar value of backlog was approximately $1.0 billion as of March 31, 2017, an increase of $122.6 million, or 14%, compared to $891.5 million as of March 31, 2016.  This increase was largely due to the increase in backlog of 200 homes, or 13%, to 1,734 as of March 31, 2017, compared to 1,534 as of March 31, 2016.
Maracay Homes’ backlog dollar value increased 27% compared to the prior year largely as a result of an increase in average sales price. The increase in average sales price was due to a product mix shift to more move-up product compared to the prior year. Pardee Homes' backlog dollar value increased 3% due to an increase in units, offset by a decrease in average selling price. The increase in backlog units was mainly due to a 21% increase in net new home orders while the decrease in average sales price was the result of less homes in backlog from our higher end coastally located homes in San Diego, California, which have higher price points, due to the timing of community openings and orders. Quadrant Homes’ backlog dollar value increased 12% as a result of a 31% increase in average sales price, offset by a decrease in units. The increase in average sales price was related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties which have higher price points. The decrease in backlog units was directly related to the decrease in net new home orders during the quarter as a result of a lower number of active selling communities. Trendmaker Homes' backlog dollar value increased 19% primarily due to a 22% increase in backlog units. The increase in backlog units was related to the 24% increase in net new home orders. TRI Pointe Homes’ backlog dollar value increased 19% mainly due to an increase in backlog units as a result of the 33% increase in net new home orders. Winchester Homes’ backlog dollar value increased 9% largely driven by the increase in backlog units. Backlog units increased by 12 homes largely due to timing of deliveries compared to the prior year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	119	$51,060	$429	115	$45,437	$395	3%	12%	9%
Pardee Homes	196	83,699	427	208	118,933	572	(6)%	(30)%	(25)%
Quadrant Homes	63	39,883	633	92	45,478	494	(32)%	(12)%	28%
Trendmaker Homes	106	51,939	490	88	43,786	498	20%	19%	(2)%
TRI Pointe Homes	208	130,837	629	201	131,957	657	3%	(1)%	(4)%
Winchester Homes	66	34,586	524	67	37,464	559	(1)%	(8)%	(6)%
Total	758	$392,004	$517	771	$423,055	$549	(2)%	(7)%	(6)%

Home sales revenue decreased $31.1 million, or 2%, to $392.0 million for the three months ended March 31, 2017. The decrease was comprised of: (i) $23.9 million related to a $32,000, or 6%, decrease in the average sales price of homes delivered to $517,000 for the three months ended March 31, 2017, from $549,000 in the prior year, and (ii) a decrease in homes delivered by 2%, or 13 homes, to 758 for the three months ended March 31, 2017, from 771 in the prior year period.
Maracay Homes had a 12% increase in home sales revenue mainly due to an increase in average sales price. The increase in average sales price was driven by a product mix shift to more move-up product compared to the prior year period. Pardee Homes’ home sales revenue decreased by 30% largely due to a decrease in average sales price. The decrease in average sales price was due to a lower mix of Pardee Homes’ higher priced coastally located homes in San Diego, California, which have higher price points, due to the timing of deliveries compared to the prior year period. Quadrant Homes decreased home sales revenue by 12%, a result of a decrease in deliveries, somewhat offset by an increase in average sales price. The large decrease in deliveries was due to starting the quarter with a lower number of backlog units compared to the prior year period largely due to lower average selling communities. The large increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points. Home sales revenue increased 19% at Trendmaker Homes mainly due to an increase in new homes delivered. The increase in new homes delivered was a result of a higher number of backlog units at the beginning of the quarter compared to the prior year period and the 24% increase in net new home orders during the quarter. Home sales revenue was relatively flat at TRI Pointe Homes due to a small increase in new home deliveries offset by a small decrease in average sales price. Home sales revenue decreased at Winchester Homes by 8% mainly due to a decrease in average sales price. The decrease in average sales price was due to a product mix shift to more attached product during the quarter, which sells at lower price points.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2017	%	2016	%
Home sales revenue	$392,004	100.0%	$423,055	100.0%
Cost of home sales	318,404	81.2%	324,499	76.7%
Homebuilding gross margin	73,600	18.8%	98,556	23.3%
Add: interest in cost of home sales	9,680	2.5%	8,830	2.1%
Add: impairments and lot option abandonments	288	0.1%	182	0.0%
Adjusted homebuilding gross margin(1)	$83,568	21.3%	$107,568	25.4%
Homebuilding gross margin percentage	18.8%		23.3%
Adjusted homebuilding gross margin percentage(1)	21.3%		25.4%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 18.8% for the three months ended March 31, 2017 as compared to 23.3% for the prior year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries, in particular a lower portion of overall deliveries were from our long-dated California communities, which produce gross margins above the Company average. The change in mix was primarily based on the timing of deliveries, and we expect more deliveries from these communities in the second quarter. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 21.3% for the three months ended March 31, 2017, compared to 25.4% for the prior year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$26,700	$26,321	6.8%	6.2%
General and administrative (G&A)	34,649	28,531	8.8%	6.7%
Total sales and marketing and G&A	$61,349	$54,852	15.7%	13.0%

Sales and marketing expense as a percentage of home sales revenue increased to 6.8% for the three month period ended March 31, 2017, compared to 6.2% for the prior year period. The increase was the result of lower operating leverage on the fixed components of sales and marketing expenses as a result of the 7% decrease in homes sales revenue. Total sales and marketing expense increased by $379,000 to $26.7 million for the three months ended March 31, 2017 compared to $26.3 million in the same prior year period.
General and administrative (“G&A”) expenses as a percentage of home sales revenue increased to 8.8% of home sales revenue for the three months ended March 31, 2017 compared to 6.7% for the prior year period.  The increase was due primarily to decreased operating leverage resulting from the 7% decrease in home sales revenue. G&A expenses increased to $34.6 million for the three months ended March 31, 2017 compared to $28.5 million in the prior year period primarily as a result of additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue increased to 15.7% for the three month period ended March 31, 2017, compared to 13.0% in the prior year period. Total SG&A expense increased $6.5 million, to $61.3 million for the three months ended March 31, 2017 from $54.9 million in the prior year period.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $18.9 million and $15.1 million for the three months ended March 31, 2017 and 2016, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended March 31, 2017 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016.
Income Tax
For the three months ended March 31, 2017, we recorded a tax provision of $4.6 million based on an effective tax rate of 36.0%.  For the three months ended March 31, 2016, we recorded a tax provision of $15.5 million based on an effective tax rate of 35.0%. The decrease in provision for income taxes is due to a decrease in income before income taxes of $31.4 million to $12.8 million for the three months ended March 31, 2017, compared to $44.2 million for the prior year period.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

	March 31,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
Maracay Homes	1,645	1,476	169	11%
Pardee Homes	16,083	16,296	(213)	(1)%
Quadrant Homes	1,089	1,082	7	1%
Trendmaker Homes	1,637	1,388	249	18%
TRI Pointe Homes	2,936	2,865	71	2%
Winchester Homes	1,744	1,920	(176)	(9)%
Total	25,134	25,027	107	—%
Lots Controlled(1)
Maracay Homes	966	804	162	20%
Pardee Homes	399	161	238	148%
Quadrant Homes	711	428	283	66%
Trendmaker Homes	265	389	(124)	(32)%
TRI Pointe Homes	619	760	(141)	(19)%
Winchester Homes	666	360	306	85%
Total	3,626	2,902	724	25%
Total Lots Owned or Controlled(1)	28,760	27,929	831	3%
__________

(1)	As of March 31, 2017 and 2016 lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2017 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2017, we had $128.5 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.
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
As of March 31, 2017, no principal has been paid on the 2019 Notes, 2021 Notes and 2024 Notes (together, the "Senior Notes"), and there was $19.8 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $17.2 million and $10.7 million as of March 31, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
On April 28, 2016, the Company partially exercised the accordion feature under its existing unsecured revolving credit facility (the “Credit Facility”) to increase the total commitments under the Credit Facility to $625 million from $550 million.  The Credit Facility matures on May 18, 2019, and contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.45% to 2.20% depending on the Company’s leverage ratio. As of March 31, 2017, the outstanding balance under the Credit Facility was $250.0 million with an interest rate 2.64% per annum and $370.5 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At March 31, 2017, we had outstanding letters of credit of $4.5 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Stock Repurchase Program
On January 26, 2016, our board of directors approved the 2016 Repurchase Program. The 2016 Repurchase Program expired on January 25, 2017 and no shares of common stock were repurchased under the 2016 Repurchase Program in the month of January, 2017.
On February 23, 2017, our board of directors approved the 2017 Repurchase Program.  Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended March 31, 2017, 39,387 shares of our common stock were repurchased and retired under this program at an average price of $12.49 per share for a total cost of $492,118.

Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2017	2017
Consolidated Tangible Net Worth	$1,677,813	$1,072,649
(Not less than $875.9 million plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2015)
Leverage Test	44.0%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.7	≥1.5
(Not less than 1.5:1.0)

As of March 31, 2017, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-capital are calculated as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Unsecured revolving credit facility	$250,000	$200,000
Seller financed loans	—	13,726
Senior Notes	1,169,914	1,168,307
Total debt	1,419,914	1,382,033
Stockholders’ equity	1,839,174	1,829,447
Total capital	$3,259,088	$3,211,480
Ratio of debt-to-capital(1)	43.6%	43.0%

Total debt	$1,419,914	$1,382,033
Less: Cash and cash equivalents	(128,519)	(208,657)
Net debt	1,291,395	1,173,376
Stockholders’ equity	1,839,174	1,829,447
Total capital	$3,130,569	$3,002,823
Ratio of net debt-to-capital(2)	41.3%	39.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

(2)
The ratio of net debt-to-capital is a non-GAAP measure and is computed as the quotient obtained by dividing net debt (which is total debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.  Because the ratio of net debt-to-capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Cash Flows—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased by $27.4 million to $112.3 million for the three months ended March 31, 2017, from $139.7 million for the three months ended March 31, 2016. The change was comprised of offsetting activity, including (i) an increase in real estate inventories of $138.0 million in 2017 compared to an increase of $180.5 million in 2016 and (ii) other offsetting activity included changes in other assets, receivables, accounts payable, accrued expenses, and net income. The offsetting increase in accounts receivable and accrued expenses and other liabilities included $38.0 million of additional warranty liabilities estimated to be recovered by our insurance policies.

•
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2017, compared to $424,000 for the same prior year period in 2016.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment.

•
Net cash provided by financing activities decreased to $33.6 million for the three months ending March 31, 2017, from $69.6 million for the same period in the prior year. The change was primarily a result of lower net borrowings from debt of $50.0 million during the three months ended March 31, 2017, compared to $75.0 million for the three months ended March 31, 2016, offset by higher cash used to repay debt of $13.7 million used during the three months ended March 31, 2017 compared to $2.4 million used during the three months ended March 31, 2016.

As of March 31, 2017, our cash and cash equivalents balance was $128.5 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of March 31, 2017, we had $30.5 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $416.9 million (net of deposits).
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
As of March 31, 2017, we had $370.5 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities under Development
The following table presents project information relating to each of our markets as of March 31, 2017 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
Phoenix, Arizona
Town of Buckeye:
Verrado Palisades	2015	63	41	22	11	8	$301 - $374
Verrado Victory	2015	98	34	64	12	4	$357 - $392
City of Chandler:
Sendera Place	2015	79	66	13	9	8	$277 - $324
Hawthorn Manor	2017	84	—	84	21	—	$511 - $544
Town of Gilbert:
Marquis at Morrison Ranch	2016	66	42	24	18	6	$414 - $501
Artisan at Morrison Ranch	2016	105	45	60	24	10	$326 - $379
The Preserve at Adora Trails	2017	82	—	82	14	—	$386 - $427
Marathon Ranch	2018	63	—	63	—	—	$477 - $501
City of Goodyear:
Rio Paseo Villages	2018	117	—	117	—	—	$200 - $220
Rio Paseo Cottages	2018	93	—	93	—	—	$234 - $253
City of Mesa:
Kinetic Point at Eastmark	2013	80	75	5	1	—	$283 - $361
Lumiere Garden at Eastmark	2013	85	77	8	3	2	$327 - $403
Aileron Square at Eastmark	2016	58	29	29	18	5	$327 - $403
Curie Court at Eastmark	2016	106	33	73	14	3	$283 - $361
Palladium Point	2016	53	8	45	11	4	$310 - $379
The Vista at Granite Crossing	2018	37	—	37	—	—	$381 - $456
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	143	19	13	8	$227 - $270
Maracay at Northlands	2014	90	89	1	1	12	$330 - $411
Legacy at The Meadows	2017	74	2	72	15	2	$400 - $426
Estates at The Meadows	2017	99	2	97	33	2	$463 - $537
Meadows 1 & 3	2018	299	—	299	—	—	$365 - $523
City of Phoenix:
Navarro Groves	2018	54	—	54	—	—	$373 - $406
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	89	—	—	1	$300 - $385
Villagio	2013	135	135	—	—	6	$291 - $352
Phoenix, Arizona Total		2,271	910	1,361	218	81
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	44	11	11	3	$458 - $515
Oro Valley:
Rancho del Cobre	2014	68	59	9	4	4	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	19	84	16	6	$255 - $300
The Cove - Center Pointe Vistoso	2016	83	23	60	13	5	$335 - $395
Summit N & S - Center Pointe Vistoso	2016	88	28	60	23	5	$389 - $424
The Pinnacle - Center Pointe Vistoso	2016	69	35	34	14	13	$446 - $478
Tucson:
Ranches at Santa Catalina	2016	34	8	26	14	2	$411 - $457
Tucson, Arizona Total		500	216	284	95	38
Maracay Total		2,771	1,126	1,645	313	119

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
California
San Diego County:
Casabella	2015	139	104	35	31	4	$900 - $1,000
Casavia	2017	83	9	74	24	9	$980 - $1,020
Artesana	2017	56	—	56	18	—	$1,680 - $1,910
Almeria	2017	80	—	80	—	—	$1,390 - $1,480
Olvera	2017	84	—	84	—	—	$1,260 - $1,350
Pacific Highlands Ranch Future	TBD	605	—	605	—	—	TBD
Olive Hill Estate	2016	37	20	17	8	4	$650 - $770
Sandstone (Castlerock)	2018	81	—	81	—	—	$630 - $660
Castlerock 47x90	2018	63	—	63	—	—	TBD
Lake Ridge (Castlerock)	2018	129	—	129	—	—	$700 - $780
Castlerock - 42x63	2018	142	—	142	—	—	TBD
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	56	17	16	20	$435 - $515
Luna	2017	96	—	96	19	—	$370 - $450
Azul	2017	121	—	121	19	—	$360 - $450
Ocean View HillsFuture	2017	700	—	700	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	$185 - $530
Los Angeles County:
Aliento - Verano	2017	95	—	95	—	—	$495 - $615
Aliento - Arista	2017	112	—	112	13	—	$695 - $756
Aliento - 55x100	2018	94	—	94	—	—	$665 - $700
Aliento - 70x100	2018	67	—	67	—	—	$810 - $860
Skyline Ranch	TBD	1,260	—	1,260	—	—	$510 - $640
Riverside County:
Meadow Glen	2014	142	142	—	—	2	$350 - $410
Senterra	2016	82	34	48	14	9	$390 - $480
Vantage	2016	83	25	58	5	10	$350 - $390
Viewpoint	2016	75	32	43	15	14	$290 - $325
Overlook	2016	112	30	82	23	6	$305 - $340
Aura	2017	79	—	79	24	—	$340 - $370
Starling	2018	107	—	107	—	—	$385 - $400
Canyon Hills Future 70 x 115	2018	125	—	125	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Northstar	2015	102	79	23	4	13	$300 - $340
Skycrest	2015	115	74	41	13	6	$330 - $390
Flagstone	2016	79	38	41	8	4	$380 - $450
Lunetta	2016	89	66	23	10	11	$270 - $310
Elara	2016	118	29	89	42	9	$260 - $310
Daybreak	2017	139	—	139	—	—	$322 - $340
Cascade	2017	105	—	105	—	—	$296 - $312
Sundance Future	TBD	1,109	—	1,109	—	—	TBD
Avena	2017	84	—	84	—	—	$390 - $430
Tamarack	2017	84	—	84	—	—	TBD
Manifee Heights	TBD	359	—	359	—	—	TBD
Banning	TBD	4,318	—	4,318	—	—	$170 - $250
Sacramento County:
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		15,000	738	14,262	306	121

Nevada
Clark County:
LivingSmart Sandstone	2013	145	145	—	—	1	$228 - $255
North Peak	2015	171	70	101	19	13	$286 - $340
Castle Rock	2015	188	71	117	15	10	$330 - $420
Camino	2016	86	37	49	17	14	$255 - $270
Solano	2014	132	123	9	4	6	$300 - $335
Alterra	2014	47	45	2	1	—	$425 - $505
Bella Verdi	2015	57	49	8	—	2	$375 - $440
Escala	2016	154	19	135	11	—	$515 - $590
Montero	2016	74	13	61	13	5	$420 - $500
Strada	2017	116	—	116	9	—	$395 - $430
POD 5-1/2-2 Future	2017	23	—	23	—	—	TBD
Meridian	2016	82	21	61	8	1	$590 - $680
Encanto	2016	102	14	88	3	3	$470 - $525
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	104	61	9	10	$407 - $460
Horizon Valle Verde	2018	53	—	53	—	—	$450 - $470
Summerglen	2014	140	120	20	15	7	$300 - $305
Keystone	2017	70	4	66	9	3	$450 - $530
Cobalt	2017	107	—	107	—	—	$340 - $370
Axis	2017	78	—	78	3	—	$825 - $1,035
The Canyons at MacDonald Ranch - Parcel R	2017	22	—	22	—	—	$535 - $565
Pivot	2017	88	—	88	—	—	$420- $450
Strada at Pivot	2017	27	—	27	—	—	$400 - $430
Nova Ridge	2018	112	—	112	—	—	$680 - $715
Tera Luna	2017	116	—	116	—	—	$540 - $590
Skye Canyon Parcel 2	TBD	88	—	88	—	—	TBD
Commerce & Deer Springs	TBD	143	—	143	—	—	TBD
Nevada Total		2,656	835	1,821	136	75
Pardee Total		17,656	1,573	16,083	442	196

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Evergreen Heights, Monroe	2016	71	13	58	32	10	$450 - $532
The Grove at Canyon Park, Bothell	2017	60	—	60	30	—	$645 - $754
Greenstone Heights, Bothell	2017	41	—	41	—	—	$889 - $979
King County:
Vintner's Place, Kirkland	2016	35	33	2	2	13	$769 - $847
Copperwood, Renton	2016	46	36	10	7	15	$669 - $737
Viscaia, Bellevue	2017	18	—	18	16	—	$750 - $880
Trailside, Redmond	2017	9	—	9	—	—	$955 - $1,249
Parkwood Terrace, Woodinville	2017	15	—	15	8	—	$759 - $960
Hazelwood Ridge, Newcastle	2017	30	—	30	22	—	$805 - $1,025
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$1,003 - $1,138
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$1,062 - $1,132
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,425 - $1,750
English Landing P2, Redmond	2017	25	—	25	—	—	$1,030 - $1,120
English Landing P1, Redmond	2018	50	—	50	—	—	$1,079 - $1,264
Heathers Ridge South, Redmond	2017	8	—	8	8	—	$725 - $1,008
Cedar Landing, North Bend	2018	138	—	138	—	—	$610 - $760
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$880 - $995
Ray Meadows, Redmond	2018	27	—	27	—	—	$974 - $1,124
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	—	—	$820 - $900
Canton Crossing, Maple Valley	2017	51	—	51	—	—	$560 - $655
Aurea, Sammamish	2018	41	—	41	—	—	$655 - $775
Aldea (Avalon Townhomes), Newcastle	2018	129	—	129	—	—	$554 - $794
Pierce County:
Harbor Hill S-9, Gig Harbor	2014	40	39	1	1	—	$422
Harbor Hill S-8, Gig Harbor	2015	33	32	1		—	$431
Harbor Hill S-7, Gig Harbor	2016	16	11	5	3	3	$432 - $472
The Enclave at Harbor Hill, Gig Harbor	2016	33	22	11	10	5	$495 - $550
Harbor Hill S-2, Gig Harbor	2017	41	—	41	—	—	$425 - $508
Harbor Hill S-5/6, Gig Harbor	2017	72	—	72	1	—	$453 - $508
Kitsap County:
Mountain Aire, Poulsbo	2016	145	44	101	18	15	$405 - $462
Closed Communities	N/A	—	—	—	—	2	N/A
Washington Total		1,319	230	1,089	158	63
Quadrant Total		1,319	230	1,089	158	63

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	22	12	2	1	$400 - $458
Pomona, Manvel	2015	34	10	24	8	5	$360 - $455
Rise Meridiana	2016	21	6	15	7	5	$300 - $339
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	35	9	26	1	5	$370 - $465
Cross Creek Ranch 65', Fulshear	2013	61	36	25	10	3	$428 - $488
Cross Creek Ranch 70', Fulshear	2013	88	63	25	6	3	$485 - $548
Cross Creek Ranch 80', Fulshear	2013	67	53	14	6	1	$551 - $666
Cross Creek Ranch 90', Fulshear	2013	27	17	10	3	4	$627 - $700
Villas at Cross Creek Ranch, Fulshear	2013	101	101	—	—	1	$454 - $496
Fulshear Run, Richmond	2016	31	1	30	10	—	$569 - $668
Harvest Green 75', Richmond	2015	21	10	11	3	1	$426 - $482
Sienna Plantation 85', Missouri City	2015	25	17	8	2	7	$546 - $645
Villas at Sienna South, Missouri City	2015	19	10	9	1	1	$445 - $507
Lakes of Bella Terra, Richmond	2013	109	102	7	2	1	$465 - $553
Villas at Aliana, Richmond	2013	117	89	28	3	2	$380 - $497
Riverstone 55', Sugar Land	2013	97	96	1	—	—	$437 - $467
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	4	1	1	—	$1,197
Harris County:
Towne Lake Living Views, Cypress	2013	122	122	—	—	4	$468 - $561
The Groves, Humble	2015	55	32	23	9	3	$451 - $527
Lakes of Creekside	2015	21	4	17	1	3	$501 - $585
Bridgeland '80, Cypress	2015	106	86	20	13	2	$522 - $611
Bridgeland Patio, Cypress	2017	20	2	18	6	1	$343 - $413
Elyson 70', Cypress	2017	16	1	15	1	1	$454 - $510
Hidden Arbor, Cypress	2015	129	41	88	34	17	$337 - $618
Clear Lake, Houston	2015	770	203	567	39	17	$375 - $670
Montgomery County:
Woodtrace, Woodtrace	2014	37	20	17	6	2	$430 - $479
Northgrove, Tomball	2015	25	3	22	2	2	$475 - $530
Bender's Landing Estates, Spring	2014	104	43	61	6	4	$427 - $563
The Woodlands, Creekside Park	2015	92	19	73	4	5	$410 - $624
Waller County:
Cane Island, Katy	2015	23	15	8	3	1	$493 - $574
Mustang Estates	2017	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	4	25	6	1	$460 - $535
Rancho Sienna 60'	2016	28	12	16	—	—	$370 - $422
Hays County:
Belterra 60', Austin	2017	16	—	16	1	—	$375 - $466
Belterra 80', Austin	2016	38	9	29	1	3	$535 - $603
Headwaters, Dripping Springs	2017	22	—	22	8	—	$420 - $479
Other:
Avanti Custom Homes	2007	125	121	4	3	—	$480 - $856
Texas Total		3,020	1,383	1,637	208	106
Trendmaker Homes Total		3,020	1,383	1,637	208	106

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Messina, Irvine	2014	59	50	—	—	—	$1,515 - $1,660
Messina II, Irvine	2016	43	24	19	7	4	$1,515 - $1,660
Aria, Rancho Mission Viejo	2016	87	58	29	10	10	$618 - $671
Aria II, Rancho Mission Viejo	2017	64	—	64	—	—	TBD
Aubergine, Rancho Mission Viejo	2016	66	27	39	10	4	$1,046 - $1,158
Aubergine II, Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Carlisle 10-Pack Garden Court, Irvine	2017	74	—	74	10	—	$685 - $770
Sterling Row Townhomes, Irvine	2017	96	—	96	—	—	$590 - $703
Varenna at Orchard Hills, Irvine	2016	71	12	25	9	4	$1,160 - $1,235
Alston, Anaheim	2017	75	—	75	—	—	$780 - $820
StrataPointe, Buena Park	2017	149	—	149	6	—	$496 - $615
Riverside County:
Kite Ridge, Riverside	2014	87	77	10	6	15	$459 - $487
Serrano Ridge at Sycamore Creek, Riverside	2015	87	74	13	11	11	$403 - $429
Terrassa Court, Corona	2015	94	19	75	30	6	$400 - $448
Terrassa Villas, Corona	2015	52	7	45	5	1	$438 - $478
Los Angeles County:
Grayson at Five Knolls, Santa Clarita	2015	119	57	62	23	8	$520 - $553
Garvey Square, El Monte	2017	102	—	102	—	—	TBD
Bradford @ Rosedale, Azusa	2017	52	—	27	1	—	$846 - $891
Golden Valley/ Lucera at Aliento	2017	67	—	67	7	—	$620 - $645
Golden Valley/Tierno at Aliento	2017	63	—	63	7	—	$731 - $766
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	107	45	30	15	$384 - $421
Kensington at Park Place, Ontario	2015	67	58	9	8	13	$492 - $524
St. James at Park Place, Ontario	2015	57	51	6	—	—	$456 - $468
St. James II at Park Place, Ontario	2017	68	—	34	34	—	$463 - $480
Ventura County:
The Westerlies, Oxnard	2015	116	55	61	33	10	$393 - $517
Southern California Total		2,024	676	1,246	247	101
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	86	3	—	—	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	100	5	3	6	$572 - $620
Marquette at Barrington, Brentwood	2015	90	53	37	4	9	$480 - $750
Wynstone at Barrington, Brentwood	2017	92	—	92	14	—	$480 - $610
Penrose at Barrington, Brentwood	2016	34	28	6	6	8	$508 - $587
Santa Clara County:
Derose, Morgan Hill	2018	65	—	65	—	—	$575 - $780
Solano County:
Redstone, Vacaville	2015	141	72	69	12	12	$460 - $533
Green Valley-Lewis, Fairfield	2018	91	—	91	—	—	$475 - $510
Green Valley-Westgate, Fairfield	2018	56	—	56	—	—	$527 - $572
San Joaquin County:
Ventana, Tracy	2015	93	64	29	10	8	$447 - $552
Sundance, Mountain House	2015	113	84	29	15	10	$595 - $675

Alameda County:
Cadence, Alameda Landing	2015	91	62	29	17	—	$1,125 - $1,300
Linear, Alameda Landing	2015	106	64	42	2	—	$784 - $1,020
Symmetry, Alameda Landing	2016	56	29	27	2	3	$880 - $965
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	34	5	1	10	$770 - $1,050
Blackstone at the Cannery, Hayward SFA	2016	105	31	74	11	7	$586 - $686
Blackstone at the Cannery, Hayward SFD	2016	52	23	29	13	4	$689 - $749
Coopers Place, Livermore	2017	31	—	31	4	—	$660 - $670
Slate at Jordan Ranch, Dublin	2017	56	—	56	—	—	$1,025 - $1,144
Onyx at Jordan Ranch, Dublin	2017	105	—	105	—	—	$885 - $950
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$855 - $1,035
Mission Stevenson, Fremont	2018	77	—	77	—	—	$650 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,030 - $2,176
Northern California Total		1,765	730	1,035	114	77
California Total		3,789	1,406	2,281	361	178
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	145	4	1	3	$358 - $411
Terrain 3500 Series, Castle Rock	2015	67	64	3	—	—	$327 - $350
Terrain Ravenwood Village (3500)	2017	157	—	88	—	—	$379 - $426
Terrain Ravenwood Village (4000)	2017	100	—	38	—	—	$400 - $463
Jefferson County:
Leyden Rock 5000 Series, Arvada	2015	67	67	—	—	3	$454 - $509
Candelas 6000 Series, Arvada	2015	76	25	51	24	4	$511 - $658
Candelas 3500 Series, Arvada	2016	97	11	86	13	7	$401 - $463
Candelas 5000 Series, Arvada	2017	62	—	62	—	—	$498 - $565
Crown Pointe, Westminster	2018	64	—	64	—	—	$415 - $482
Larimer County:
Centerra 5000 Series, Loveland	2015	79	47	32	16	8	$411 - $453
Arapahoe County:
Whispering Pines, Aurora	2015	115	7	108	13	4	$569 - $635
Adams County:
Amber Creek, Thornton	2017	121	2	119	15	1	$391 - $464
Colorado Total		1,154	368	655	82	30
TRI Pointe Total		4,943	1,774	2,936	443	208

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2017	Lots Owned as of March 31, 2017(3)	Backlog as of March 31, 2017(4)(5)	Homes Delivered for the Three Months Ended March 31, 2017	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers, Crofton	2017	20	—	20	—	—	TBD
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	48	174	20	8	$490 - $592
Landsdale Townhomes	2015	100	27	73	1	1	$335 - $375
Landsdale TND Neo SFD	2015	77	17	60	7	3	$440 - $468
Howard County:
Walnut Creek, Ellicott City	2014	25	24	1	—	—	$1,209
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	95	264	36	4	$504 - $735
Cabin Branch Avenue Townhomes	TBD	121	—	121	—	—	TBD
Cabin Branch Townhomes	2014	507	146	361	22	15	$384 - $437
Preserve at Stoney Spring	N/A	5	—	5	—	—	N/A
Poplar Run, Silver Spring
Poplar Run SFD	2010	305	256	49	19	7	$625 - $771
Poplar Run Single Family Neos	2016	29	15	14	13	—	$545 - $635
Potomac Highlands, Potomac	2017	23	1	22	3	1	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	14	157	2	7	$455 - $538
Twinbrook Metro, Rockville	2018	61	—	61	—	—	TBD
Maryland Total		2,128	647	1,481	123	46
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	7	7	5	—	$1,363 - $1,675
Stuart Mill -Lots for Sale, Oakton	N/A	5	—	5	—	—	N/A
Prince William County:
Villages of Piedmont, Haymarket	2015	168	55	113	26	6	$370 - $432
Loudoun County:
English Manor Villas	2014	58	56	2	1	7	$495 - $545
Glenmere at Brambleton SFD	2014	100	100	—	—	4	$650 - $733
West Park SFD	2018	1	—	1	—	—	TBD
Vistas at Lansdowne, Lansdowne	2015	120	39	81	8	1	$569 - $670
Westgrove, Fairfax	2018	24	—	24	—	—	TBD
Willowsford Grant II, Aldie	2017	24	—	24	6	—	$1,200 - $1,326
Willowsford Greens, Aldie	2014	33	32	1	1	2	$760 - $840
Willowsford Greens-Lots for Sale	N/A	5	—	5	—	—	N/A
Virginia Total		552	289	263	47	20
Winchester Total		2,680	936	1,744	170	66

Combined Company Total		32,487	7,022	25,134	1,734	758
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of March 31, 2017 include owned lots in backlog as of March 31, 2017.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2017, 1,065 homes are under construction, 298 homes have completed construction, and 371 homes have not started construction.

(6)
Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our condensed notes to the unaudited consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the condensed notes to the unaudited consolidated financial statements that contain additional information regarding our accounting policies and other disclosures.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2017. We did not enter into during the three months ended March 31, 2017, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2017.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On April 3, 2017, Pardee Homes was named as a defendant in a lawsuit filed in San Diego County Superior Court by Scripps Health (“Scripps”) related to the April 1989 sale by Pardee Homes of real property located in Carmel Valley, California to Scripps pursuant to a purchase agreement dated December 18, 1987 (as amended, the “Purchase Agreement”). In March 2003, Scripps contacted Pardee Homes and alleged Pardee Homes had breached a covenant in the Purchase Agreement by failing to record a restriction against the development of the surrounding property then owned by Pardee Homes for medical office use. In November 2003, the parties entered into a tolling agreement, pursuant to which the parties agreed to toll any applicable statutes of limitation from November 3, 2003 until the expiration of the agreement. The tolling agreement did not revive any cause of action already time barred by a statute of limitation as of November 3, 2003. The tolling agreement was terminated as of February 21, 2017. Pardee Homes became an indirect, wholly owned subsidiary of TRI Pointe on July 7, 2014 in connection with TRI Pointe’s acquisition of WRECO.
We intend to vigorously defend the action, and intend to continue challenging Scripps' claims. Although we cannot predict or determine the timing or final outcome of the lawsuit or the effect that any adverse findings or determinations may have on us, we believe Scripps has no actionable claims against Pardee Homes and that this dispute will not have a material impact on our business, liquidity, financial condition and results of operations. An unfavorable determination could result in the payment by us of monetary damages, which could be significant. The complaint does not indicate the amount of relief sought, and an estimate of possible loss or range of loss cannot presently be made with respect to this matter. No reserve with respect to this matter has been recorded on our consolidated financial statements.

Item 1A.	Risk Factors
See Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  If any of the risks discussed in our Annual Report on Form 10-K or Quarterly Reports on Form 10-Q occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2016 we announced that our board of directors approved the 2016 Repurchase Program. Purchases of common stock pursuant to the 2016 Repurchase Program were made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The 2016 Repurchase Program expired on January 25, 2017 and no shares of common stock were repurchased under the 2016 Repurchase Program in the month of January, 2017.
On February 28, 2017, we announced that our board of directors approved the 2017 Repurchase Program.  Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
During the three months ended March 31, 2017, we repurchased the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1, 2017 to January 31, 2017(2)	—	$—	—	$57,918,332
February 1, 2017 to February 28, 2017(3)	—	$—	—	$100,000,000
March 1, 2017 to March 31, 2017	39,387	$12.49	39,387	$99,507,882
Total	39,387	$12.49	39,387
__________
(1)     During the three months ended March 31, 2017, there was an aggregate of 39,387 shares of common stock repurchased for $492,118.
(2)    The 2016 Repurchase Program expired on January 25, 2017 and no shares of common stock were repurchased under the 2016 Repurchase Program in the month of January 2017.
(3)    The 2017 Repurchase Program, announced on February 28, 2017, authorizes the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2018.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed Dec. July 7, 2015))

10.1*	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.2*
Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.4*	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (filed February 28, 2017))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: April 26, 2017		Chief Financial Officer