Form 10-Q
period 2017-06-30
TRI Pointe Group, Inc.
filed 2017-07-26
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
151,338,386 shares of common stock were issued and outstanding as of July 17, 2017.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$114,945	$208,657
Receivables	73,003	82,500
Real estate inventories	3,208,341	2,910,627
Investments in unconsolidated entities	18,787	17,546
Goodwill and other intangible assets, net	161,228	161,495
Deferred tax assets, net	117,582	123,223
Other assets	58,111	60,592
Total assets	$3,751,997	$3,564,640
Liabilities
Accounts payable	$63,251	$70,252
Accrued expenses and other liabilities	278,017	263,845
Unsecured revolving credit facility	150,000	200,000
Seller financed loan	—	13,726
Senior notes, net	1,467,861	1,168,307
Total liabilities	1,959,129	1,716,130

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 151,320,521 and 158,626,229 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,513	1,586
Additional paid-in capital	788,495	880,822
Retained earnings	987,946	947,039
Total stockholders’ equity	1,777,954	1,829,447
Noncontrolling interests	14,914	19,063
Total equity	1,792,868	1,848,510
Total liabilities and equity	$3,751,997	$3,564,640

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding:
Home sales revenue	$568,816	$556,925	$960,820	$979,980
Land and lot sales revenue	865	67,314	1,443	67,669
Other operations revenue	600	604	1,168	1,184
Total revenues	570,281	624,843	963,431	1,048,833
Cost of home sales	454,241	432,738	772,645	757,237
Cost of land and lot sales	644	14,460	1,298	15,239
Other operations expense	591	583	1,151	1,149
Sales and marketing	32,330	32,448	59,030	58,769
General and administrative	33,688	30,484	68,337	59,015
Homebuilding income from operations	48,787	114,130	60,970	157,424
Equity in income of unconsolidated entities	1,508	215	1,646	201
Other income, net	44	151	121	266
Homebuilding income before income taxes	50,339	114,496	62,737	157,891
Financial Services:
Revenues	345	379	586	527
Expenses	77	53	151	111
Equity in income of unconsolidated entities	1,294	1,284	1,560	1,999
Financial services income before income taxes	1,562	1,610	1,995	2,415
Income before income taxes	51,901	116,106	64,732	160,306
Provision for income taxes	(19,098)	(41,913)	(23,712)	(57,403)
Net income	32,803	74,193	41,020	102,903
Net income attributable to noncontrolling interests	(89)	(267)	(113)	(427)
Net income available to common stockholders	$32,714	$73,926	$40,907	$102,476
Earnings per share
Basic	$0.21	$0.46	$0.26	$0.63
Diluted	$0.21	$0.46	$0.26	$0.63
Weighted average shares outstanding
Basic	155,603,699	161,826,275	157,335,296	161,882,378
Diluted	156,140,543	162,259,283	157,924,561	162,245,399

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	161,813,750	$1,618	$911,197	$751,868	$1,664,683	$21,780	$1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards	373,332	4	583	—	587	—	587
Excess tax deficit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	1,586	880,822	947,039	1,829,447	19,063	1,848,510
Net income	—	—	—	40,907	40,907	113	41,020
Shares issued under share-based awards	713,297	7	2,442	—	2,449	—	2,449
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	7,744	—	7,744	—	7,744
Share repurchases	(8,019,005)	(80)	(99,617)	—	(99,697)	—	(99,697)
Distributions to noncontrolling interests, net	—	—	—	—	—	(987)	(987)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(3,275)	(3,275)
Balance at June 30, 2017	151,320,521	$1,513	$788,495	$987,946	$1,777,954	$14,914	$1,792,868

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$41,020	$102,903
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,698	1,457
Equity in income of unconsolidated entities, net	(3,206)	(2,200)
Deferred income taxes, net	5,641	13,957
Amortization of stock-based compensation	7,744	6,363
Charges for impairments and lot option abandonments	828	289
Excess tax deficit of share-based awards	—	(182)
Changes in assets and liabilities:
Real estate inventories	(298,007)	(323,305)
Receivables	9,717	9,199
Other assets	4,638	1,599
Accounts payable	(7,001)	14,978
Accrued expenses and other liabilities	14,171	(14,871)
Returns on investments in unconsolidated entities, net	2,057	3,617
Net cash used in operating activities	(220,700)	(186,196)
Cash flows from investing activities:
Purchases of property and equipment	(1,793)	(1,123)
Proceeds from sale of property and equipment	6	—
Investments in unconsolidated entities	(462)	(32)
Net cash used in investing activities	(2,249)	(1,155)
Cash flows from financing activities:
Borrowings from debt	450,000	392,758
Repayment of debt	(213,726)	(276,826)
Debt issuance costs	(5,906)	(5,110)
Net repayments of debt held by variable interest entities	—	(2,297)
Contributions from noncontrolling interests	—	1,810
Distributions to noncontrolling interests	(987)	(3,921)
Proceeds from issuance of common stock under share-based awards	2,449	18
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	(1,359)
Share repurchases	(99,697)	(14,698)
Net cash provided by financing activities	129,237	90,375
Net decrease in cash and cash equivalents	(93,712)	(96,976)
Cash and cash equivalents - beginning of period	208,657	214,485
Cash and cash equivalents - end of period	$114,945	$117,509

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of June 30, 2017 and December 31, 2016 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Use of Estimates
The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.
Reclassifications
Certain amounts in our consolidated financial statements for the prior year periods have been reclassified to conform to the presentation of the current year periods, including the Company's reclassification of restructuring charges, which was presented as a separate line item on the consolidated statement of operations in the prior year, and has been reclassified to general and administrative expense for both the current and prior years. This reclassification had no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year and it is now effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and we expect to adopt the new standard under the modified retrospective approach. The Company's assessment efforts to date have included reviewing current accounting policies and processes, as well as assigning internal resources to assist in the process. Additionally, the Company has begun to review historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. We are still evaluating the accounting for marketing costs and it is possible that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs that we incur to obtain sales contracts from our customers. For example, we currently capitalize and amortize various marketing costs with each home delivered in a community. Under the new guidance, these costs may need to be expensed when incurred. Although we are still evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home sales revenue, but could impact the amount and timing of land and lot sales. We are continuing to evaluate the exact impact the new standard will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Maracay Homes	$75,754	$47,857	$126,814	$93,294
Pardee Homes	180,377	240,230	264,076	359,163
Quadrant Homes	40,266	59,163	80,818	105,221
Trendmaker Homes	65,466	64,472	117,828	108,258
TRI Pointe Homes	154,213	152,827	285,049	284,784
Winchester Homes	54,205	60,294	88,846	98,113
Total homebuilding revenues	570,281	624,843	963,431	1,048,833
Financial services	345	379	586	527
Total	$570,626	$625,222	$964,017	$1,049,360

Income (loss) before income taxes
Maracay Homes	$6,241	$2,523	$7,998	$5,159
Pardee Homes	36,270	96,079	46,163	128,210
Quadrant Homes	3,109	5,615	6,853	9,311
Trendmaker Homes	4,542	3,865	6,424	5,923
TRI Pointe Homes	8,958	12,213	15,397	22,928
Winchester Homes	2,219	3,992	2,619	4,653
Corporate	(11,000)	(9,791)	(22,717)	(18,293)
Total homebuilding income before income taxes	50,339	114,496	62,737	157,891
Financial services	1,562	1,610	1,995	2,415
Total	$51,901	$116,106	$64,732	$160,306

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate inventories
Maracay Homes	$257,404	$228,965
Pardee Homes	1,246,576	1,098,608
Quadrant Homes	270,416	221,386
Trendmaker Homes	212,917	211,035
TRI Pointe Homes	922,893	868,088
Winchester Homes	298,135	282,545
Total	$3,208,341	$2,910,627

Total assets
Maracay Homes	$278,566	$255,466
Pardee Homes	1,353,869	1,201,302
Quadrant Homes	286,542	242,208
Trendmaker Homes	227,390	225,025
TRI Pointe Homes	1,089,350	1,052,400
Winchester Homes	324,998	305,379
Corporate	182,680	275,923
Total homebuilding assets	3,743,395	3,557,703
Financial services	8,602	6,937
Total	$3,751,997	$3,564,640

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$32,714	$73,926	$40,907	$102,476
Denominator:
Basic weighted-average shares outstanding	155,603,699	161,826,275	157,335,296	161,882,378
Effect of dilutive shares:
Stock options and unvested restricted stock units	536,844	433,008	589,265	363,021
Diluted weighted-average shares outstanding	156,140,543	162,259,283	157,924,561	162,245,399
Earnings per share
Basic	$0.21	$0.46	$0.26	$0.63
Diluted	$0.21	$0.46	$0.26	$0.63
Antidilutive stock options and unvested restricted stock not included in diluted earnings per share	3,889,923	5,929,877	3,862,763	5,123,183

4.	Receivables
Receivables consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Escrow proceeds and other accounts receivable, net	$26,736	$35,625
Warranty insurance receivable (Note 13)	46,267	46,875
Total receivables	$73,003	$82,500

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $286,000 as of both June 30, 2017 and December 31, 2016.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Real estate inventories owned:
Homes completed or under construction	$1,039,687	$659,210
Land under development	1,796,335	1,824,989
Land held for future development	135,695	226,915
Model homes	188,493	155,039
Total real estate inventories owned	3,160,210	2,866,153
Real estate inventories not owned:
Land purchase and land option deposits	33,231	26,174
Consolidated inventory held by VIEs	14,900	18,300
Total real estate inventories not owned	48,131	44,474
Total real estate inventories	$3,208,341	$2,910,627

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest incurred	$19,931	$16,280	$38,804	$31,429
Interest capitalized	(19,931)	(16,280)	(38,804)	(31,429)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$166,515	$146,630	$157,329	$140,311
Interest capitalized as a cost of inventory	19,931	16,280	38,804	31,429
Interest previously capitalized as a cost of inventory, included in cost of sales	(13,185)	(11,563)	(22,872)	(20,393)
Capitalized interest in ending inventory	$173,261	$151,347	$173,261	$151,347

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real estate inventory impairments and land option abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real estate inventory impairments	$234	$—	$267	$—
Land and lot option abandonments and pre-acquisition charges	273	107	561	289
Total	$507	$107	$828	$289

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
As of June 30, 2017, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 55%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Limited liability company interests	$15,604	$14,327
General partnership interests	3,183	3,219
Total	$18,787	$17,546
Unconsolidated Financial Information
Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investments in unconsolidated entities or on our consolidated statements of operations as equity in income of unconsolidated entities.
Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2017	December 31, 2016
Assets
Cash	$11,674	$9,796
Receivables	5,254	10,203
Real estate inventories	97,800	97,402
Other assets	944	1,087
Total assets	$115,672	$118,488
Liabilities and equity
Accounts payable and other liabilities	$9,107	$12,844
Company’s equity	18,787	17,546
Outside interests' equity	87,778	88,098
Total liabilities and equity	$115,672	$118,488

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$5,228	$4,688	$10,318	$7,897
Other operating expense	(3,579)	(3,004)	(6,182)	(5,154)
Other income	22	1	24	2
Net income	$1,671	$1,685	$4,160	$2,745
Company’s equity in income of unconsolidated entities	$2,802	$1,499	$3,206	$2,200

7.	Variable Interest Entities
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2017			December 31, 2016
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$675	$14,225	$14,900	$400	$17,900	$18,300
Unconsolidated VIEs	6,375	145,232	N/A	2,375	49,016	N/A
Other land option agreements	26,856	264,060	N/A	23,799	246,658	N/A
Total	$33,906	$423,517	$14,900	$26,574	$313,574	$18,300

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $4.4 million and $3.6 million as of June 30, 2017 and December 31, 2016, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of June 30, 2017 and December 31, 2016, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of June 30, 2017, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,055)	21,924	27,979	(5,788)	22,191
Total	$167,283	$(6,055)	$161,228	$167,283	$(5,788)	$161,495

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 8.7 and 9.2 years as of June 30, 2017 and December 31, 2016, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three month periods ended June 30, 2017 and 2016, respectively, and $267,000 for each of the six month periods ended June 30, 2017 and 2016, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2017, the next four years and thereafter is (in thousands):

Remainder of 2017	$267
2018	534
2019	534
2020	534
2021	534
Thereafter	2,221
Total	$4,624

9.	Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$19,562	$24,495
Refundable fees and other deposits	17,398	17,731
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs - unsecured revolving credit facility	3,904	2,101
Operating properties and equipment, net	11,010	10,884
Income tax receivable	1,336	—
Other	2,332	2,812
Total	$58,111	$60,592

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and related costs	$22,461	$33,761
Warranty reserves (Note 13)	80,128	83,135
Estimated cost for completion of real estate inventories	77,802	59,531
Customer deposits	27,625	13,437
Income tax liability to Weyerhaeuser (Note 16)	8,610	8,589
Accrued income taxes payable	9,116	1,200
Accrued interest	3,143	11,570
Other tax liability	35,073	34,961
Other	14,059	17,661
Total	$278,017	$263,845

11.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans
Senior Notes
The Senior Notes consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	—
Discount and deferred loan costs	(32,139)	(31,693)
Total	$1,467,861	$1,168,307

In June 2017, TRI Pointe Group issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the "2027 Notes") at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity, beginning on December 1, 2017.
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
As of June 30, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the "Senior Notes"), and there was $22.3 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.0 million and $10.7 million as of June 30, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Unsecured revolving credit facility	$150,000	$200,000

On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of June 30, 2017, the outstanding balance under the Credit Facility was $150.0 million with an interest rate of 2.97% per annum and there was $442.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2017 there was $3.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest related to the Credit Facility was $216,000 and $658,000 as of June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017 we had outstanding letters of credit of $7.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Seller financed loans	$—	$13,726

Accrued interest on a seller financed loan outstanding as of December 31, 2016 was $519,000.
Interest Incurred
During the three month periods ended June 30, 2017 and 2016, the Company incurred interest of $19.9 million and $16.3 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.8 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. During the six month periods ended June 30, 2017 and 2016, the Company incurred interest of $38.8 million and $31.4 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $3.7 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.  Accrued interest related to all outstanding debt at June 30, 2017 and December 31, 2016 was $3.1 million and $11.6 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2017 and December 31, 2016, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2017		December 31, 2016
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,490,190	$1,551,750	$1,189,180	$1,219,125
Unsecured revolving credit facility (2)	Level 2	$150,000	$148,765	$200,000	$177,410
Seller financed loan (3)	Level 2	$—	$—	$13,726	$13,189
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $22.3 million and $20.9 million as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the Senior Notes at June 30, 2017 and December 31, 2016 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility at June 30, 2017 and December 31, 2016 is based on a treasury curve analysis.

(3)	The estimated fair value of the seller financed loan at December 31, 2016 is based on a treasury curve analysis.

At June 30, 2017 and December 31, 2016, the carrying value of cash and cash equivalents and receivables approximated fair value.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$267	$1,574	$—	$—
 __________
(1) Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented. The fair value of these real estate inventories impaired was determined based on an analysis of future undiscounted net cash flows.  In the case of lots for sale, fair value was determined based on recent land and lot sales for similar assets.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had legal reserves of $100,000 and $225,000 as of June 30, 2017 and December 31, 2016, respectively.

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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.3 million and $46.9 million as of June 30, 2017 and December 31, 2016, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warranty reserves, beginning of period(1)	$80,953	$45,419	$83,135	$45,948
Warranty reserves accrued	3,794	2,971	5,674	5,044
Adjustments to pre-existing reserves	699	260	621	260
Warranty expenditures	(5,318)	(3,378)	(9,302)	(5,980)
Warranty reserves, end of period	$80,128	$45,272	$80,128	$45,272
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

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of June 30, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $503.7 million and $449.6 million, respectively. The beneficiaries of the bonds are various municipalities.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2017 there were 6,207,889 shares available for future grant under the 2013 Incentive Plan.
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
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total stock-based compensation	$3,903	$3,758	$7,744	$6,363

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of June 30, 2017, total unrecognized stock-based compensation related to all stock-based awards was $25.3 million and the weighted average term over which the expense was expected to be recognized was 1.9 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2016	2,971,370	$13.12	4.4	$1,568
Granted	—	—	—	—
Exercised	(234,219)	10.46	—	—
Forfeited	(590,403)	14.40	—	—
Options outstanding at June 30, 2017	2,146,748	13.27	5.1	2,555
Options exercisable at June 30, 2017	2,030,368	13.21	5.0	2,555

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2016	3,412,719	$9.77	$39,178
Granted	1,670,936	11.00	22,040
Vested	(714,612)	12.34	—
Forfeited	(40,353)	11.68	—
Nonvested RSUs at June 30, 2017	4,328,690	9.80	57,095

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
On June 6, 2016, the Company granted an aggregate of 74,466 RSUs to the non-employee members of its board of directors. On March 27, 2017, 21,276 of these RSUs vested in their entirety and on May 25, 2017, 53,190 of these RSUs vested in their entirety. The fair value of each RSU granted on June 6, 2016 was measured using a price of $11.75 per share, which was the closing stock price on the date of grant. Each award was expensed on a straight-line basis over the vesting period.
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

On February 27, 2017, the Company granted 257,851, 247,933 and 119,008 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated in equal parts to two separate performance metrics: (1) TSR, with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (2) earnings per share (“EPS”). The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2017 to December 31, 2019. The fair value of the performance-based RSUs related to the TSR metric was determined to be $6.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.10 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

On May 30, 2017, the Company granted an aggregate of 55,865 RSUs to the non-employee members of its board of directors. These RSUs vest in their entirety on the day immediately prior to the Company's 2018 Annual Meeting of Stockholders. The fair value of each RSU granted on May 30, 2017 was measured using a price of $12.53 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of TRI Pointe common stock issued will differ.

15.	Stock Repurchase Program
On February 23, 2017, our board of directors approved a new stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through March 31, 2018 (the “2017 Repurchase Program”).  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended June 30, 2017, we repurchased and retired 7,979,618 shares of our common stock under the 2017 Repurchase Program at a weighted average price of $12.43 per share for a total cost of $99.2 million. For the six months ended June 30, 2017, we repurchased and retired 8,019,005 shares of our common stock under the 2017 Repurchase Program at a weighted average price of $12.43 per share for a total cost of $99.7 million.

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
We had net deferred tax assets of $117.6 million and $123.2 million as of June 30, 2017 and December 31, 2016, respectively.  We had a valuation allowance related to those net deferred tax assets of $323,000 as of both June 30, 2017 and December 31, 2016.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of June 30, 2017 and December 31, 2016, we had an income tax liability to Weyerhaeuser of $8.6 million, which is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $19.1 million and $41.9 million for the three months ended June 30, 2017 and 2016, respectively.  Our provision for income taxes totaled $23.7 million and $57.4 million for the six months ended June 30, 2017 and 2016, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had no liabilities for uncertain tax positions recorded as of June 30, 2017 or December 31, 2016.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

17.	Related Party Transactions
We had no related party transactions for the six months ended June 30, 2017.
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
In 2016, we acquired 93 lots located in Dublin, California, for a purchase price of approximately $25.5 million from an affiliate of BlackRock, Inc., a greater than 5% holder of our common stock. This acquisition was approved by the vote of our independent directors in accordance with the requirements of the Company’s Code of Business Conduct and Ethics.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $43,573 and $31,429 (Note 5)	$—	$—
Income taxes	$10,950	$55,270
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,010	$855
Amortization of deferred loan costs capitalized to real estate inventory	$2,648	$1,791
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$(3,275)	$(2,616)
Decrease in noncontrolling interests	$3,275	$2,616

19.	Supplemental Guarantor Information
2021 Notes and 2027 Notes
On May 26, 2016, TRI Pointe Group issued the 2021 Notes. On June 5, 2017, TRI Pointe Group issued the 2027 Notes. All of TRI Pointe Group’s 100% owned subsidiaries that are guarantors (each a “Guarantor” and, collectively, the “Guarantors”) of the Credit Facility, including TRI Pointe Homes, are party to supplemental indentures pursuant to which they jointly and severally guarantee TRI Pointe Group’s obligations with respect to the 2021 Notes and the 2027 Notes. Each Guarantor of the 2021 Notes and the 2027 Notes is 100% owned by TRI Pointe Group, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2021 Notes and the 2027 Notes, as described in the following paragraph. All of our non-Guarantor subsidiaries have nominal assets and operations and are considered minor, as defined in Rule 3-10(h) of Regulation S-X. In addition, TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X. There are no significant restrictions upon the ability of TRI Pointe Group or any Guarantor to obtain funds from any of their respective wholly owned subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
A Guarantor of the 2021 Notes and the 2027 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by TRI Pointe Group or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into TRI Pointe Group or another Guarantor, with TRI Pointe Group or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of TRI Pointe Group or any other Guarantor which gave rise to such Guarantor guaranteeing the 2021 Notes or the 2027 Notes; (vi) TRI Pointe Group exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable supplemental indenture are discharged.
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
Presented below are the condensed consolidating balance sheets at June 30, 2017 and December 31, 2016, condensed consolidating statements of operations for the three and six months ended June 30, 2017 and 2016 and condensed consolidating statement of cash flows for the six months ended June 30, 2017 and 2016.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.

Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$48,305	$66,640	$—	$114,945
Receivables	16,436	56,567	—	73,003
Intercompany receivables	961,964	—	(961,964)	—
Real estate inventories	922,893	2,285,448	—	3,208,341
Investments in unconsolidated entities	—	18,787	—	18,787
Goodwill and other intangible assets, net	156,604	4,624	—	161,228
Investments in subsidiaries	1,328,681	—	(1,328,681)	—
Deferred tax assets, net	15,644	101,938	—	117,582
Other assets	8,127	49,984	—	58,111
Total Assets	$3,458,654	$2,583,988	$(2,290,645)	$3,751,997

Liabilities
Accounts payable	$8,208	$55,043	$—	$63,251
Intercompany payables	—	961,964	(961,964)	—
Accrued expenses and other liabilities	54,631	223,386	—	278,017
Unsecured revolving credit facility	150,000	—	—	150,000
Senior notes	1,467,861	—	—	1,467,861
Total Liabilities	1,680,700	1,240,393	(961,964)	1,959,129

Equity
Total stockholders’ equity	1,777,954	1,328,681	(1,328,681)	1,777,954
Noncontrolling interests	—	14,914	—	14,914
Total Equity	1,777,954	1,343,595	(1,328,681)	1,792,868
Total Liabilities and Equity	$3,458,654	$2,583,988	$(2,290,645)	$3,751,997

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$141,568	$67,089	$—	$208,657
Receivables	26,692	55,808	—	82,500
Intercompany receivables	775,321	—	(775,321)	—
Real estate inventories	868,088	2,042,539	—	2,910,627
Investments in unconsolidated entities	—	17,546	—	17,546
Goodwill and other intangible assets, net	156,604	4,891	—	161,495
Investments in subsidiaries	1,285,295	—	(1,285,295)	—
Deferred tax assets, net	15,644	107,579	—	123,223
Other assets	11,401	49,191	—	60,592
Total Assets	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Liabilities
Accounts payable	$20,637	$49,615	$—	$70,252
Intercompany payables	—	775,321	(775,321)	—
Accrued expenses and other liabilities	48,496	215,349	—	263,845
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	13,726	—	—	13,726
Senior notes	1,168,307	—	—	1,168,307
Total Liabilities	1,451,166	1,040,285	(775,321)	1,716,130

Equity
Total stockholders’ equity	1,829,447	1,285,295	(1,285,295)	1,829,447
Noncontrolling interests	—	19,063	—	19,063
Total Equity	1,829,447	1,304,358	(1,285,295)	1,848,510
Total Liabilities and Equity	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$154,212	$414,604	$—	$568,816
Land and lot sales revenue	—	865	—	865
Other operations revenue	—	600	—	600
Total revenues	154,212	416,069	—	570,281
Cost of home sales	132,859	321,382	—	454,241
Cost of land and lot sales	—	644	—	644
Other operations expense	—	591	—	591
Sales and marketing	6,966	25,364	—	32,330
General and administrative	16,304	17,384	—	33,688
Homebuilding (loss) income from operations	(1,917)	50,704	—	48,787
Equity in income of unconsolidated entities	—	1,508	—	1,508
Other income, net	9	35	—	44
Homebuilding (loss) income before income taxes	(1,908)	52,247	—	50,339
Financial Services:
Revenues	—	345	—	345
Expenses	—	77	—	77
Equity in income of unconsolidated entities	—	1,294	—	1,294
Financial services income before income taxes	—	1,562	—	1,562
(Loss) income before income taxes	(1,908)	53,809	—	51,901
Equity of net income of subsidiaries	34,415	—	(34,415)	—
Benefit (provision) for income taxes	207	(19,305)	—	(19,098)
Net income	32,714	34,504	(34,415)	32,803
Net income attributable to noncontrolling interests	—	(89)	—	(89)
Net income available to common stockholders	$32,714	$34,415	$(34,415)	$32,714

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$152,827	$404,098	$—	$556,925
Land and lot sales revenue	—	67,314	—	67,314
Other operations revenue	—	604	—	604
Total revenues	152,827	472,016	—	624,843
Cost of home sales	128,905	303,833	—	432,738
Cost of land and lot sales	—	14,460	—	14,460
Other operations expense	—	583	—	583
Sales and marketing	7,021	25,427	—	32,448
General and administrative	14,580	15,904	—	30,484
Homebuilding income from operations	2,321	111,809	—	114,130
Equity in income of unconsolidated entities	—	215	—	215
Other income, net	145	6	—	151
Homebuilding income before income taxes	2,466	112,030	—	114,496
Financial Services:
Revenues	—	379	—	379
Expenses	—	53	—	53
Equity in income of unconsolidated entities	—	1,284	—	1,284
Financial services income before income taxes	—	1,610	—	1,610
Income before income taxes	2,466	113,640	—	116,106
Equity of net income of subsidiaries	73,154	—	(73,154)	—
Provision for income taxes	(1,694)	(40,219)	—	(41,913)
Net income	73,926	73,421	(73,154)	74,193
Net income attributable to noncontrolling interests	—	(267)	—	(267)
Net income available to common stockholders	$73,926	$73,154	$(73,154)	$73,926

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$285,049	$675,771	$—	$960,820
Land and lot sales revenue	—	1,443	—	1,443
Other operations revenue	—	1,168	—	1,168
Total revenues	285,049	678,382	—	963,431
Cost of home sales	245,117	527,528	—	772,645
Cost of land and lot sales	—	1,298	—	1,298
Other operations expense	—	1,151	—	1,151
Sales and marketing	13,449	45,581	—	59,030
General and administrative	33,553	34,784	—	68,337
Homebuilding income from operations	(7,070)	68,040	—	60,970
Equity in income of unconsolidated entities	—	1,646	—	1,646
Other income, net	18	103	—	121
Homebuilding (loss) income before income taxes	(7,052)	69,789	—	62,737
Financial Services:
Revenues	—	586	—	586
Expenses	—	151	—	151
Equity in income of unconsolidated entities	—	1,560	—	1,560
Financial services income before income taxes	—	1,995	—	1,995
(Loss) income before income taxes	(7,052)	71,784	—	64,732
Equity of net income of subsidiaries	43,452	—	(43,452)	—
Benefit (provision) for income taxes	4,507	(28,219)		(23,712)
Net income	40,907	43,565	(43,452)	41,020
Net income attributable to noncontrolling interests	—	(113)	—	(113)
Net income available to common stockholders	$40,907	$43,452	$(43,452)	$40,907

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$284,784	$695,196	$—	$979,980
Land and lot sales revenue	—	67,669	—	67,669
Other operations revenue	—	1,184	—	1,184
Total revenues	284,784	764,049	—	1,048,833
Cost of home sales	239,357	517,880	—	757,237
Cost of land and lot sales	—	15,239	—	15,239
Other operations expense	—	1,149	—	1,149
Sales and marketing	13,085	45,684	—	58,769
General and administrative	27,792	31,223	—	59,015
Homebuilding income from operations	4,550	152,874	—	157,424
Equity in income of unconsolidated entities	—	201	—	201
Other income (loss), net	502	(236)	—	266
Homebuilding income before income taxes	5,052	152,839	—	157,891
Financial Services:
Revenues	—	527	—	527
Expenses	—	111	—	111
Equity in income of unconsolidated entities	—	1,999	—	1,999
Financial services income before income taxes	—	2,415	—	2,415
Income before income taxes	5,052	155,254	—	160,306
Equity of net income of subsidiaries	100,385	—	(100,385)	—
Provision for income taxes	(2,961)	(54,442)	—	(57,403)
Net income	102,476	100,812	(100,385)	102,903
Net income attributable to noncontrolling interests	—	(427)	—	(427)
Net income available to common stockholders	$102,476	$100,385	$(100,385)	$102,476

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(38,171)	$(182,529)	$—	$(220,700)
Cash flows from investing activities:
Purchases of property and equipment	(1,232)	(561)	—	(1,793)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(462)	—	(462)
Intercompany	(184,084)	—	184,084	—
Net cash (used in) provided by investing activities	(185,316)	(1,017)	184,084	(2,249)
Cash flows from financing activities:
Borrowings from debt	450,000	—	—	450,000
Repayment of debt	(213,726)	—	—	(213,726)
Debt issuance costs	(5,906)	—	—	(5,906)
Distributions to noncontrolling interests	—	(987)	—	(987)
Proceeds from issuance of common stock under share-based awards	2,449	—	—	2,449
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,896)	—	—	(2,896)
Share repurchases	(99,697)	—	—	(99,697)
Intercompany	—	184,084	(184,084)	—
Net cash provided by (used in) financing activities	130,224	183,097	(184,084)	129,237
Net decrease in cash and cash equivalents	(93,263)	(449)	—	(93,712)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$48,305	$66,640	$—	$114,945

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(149,745)	$(36,451)	$—	$(186,196)
Cash flows from investing activities:
Purchases of property and equipment	(372)	(751)	—	(1,123)
Investments in unconsolidated entities	—	(32)	—	(32)
Distributions from unconsolidated entities	—	—		—
Intercompany	(39,469)	—	39,469	—
Net cash (used in) provided by investing activities	(39,841)	(783)	39,469	(1,155)
Cash flows from financing activities:
Borrowings from notes payable	392,758	—	—	392,758
Repayment of notes payable	(276,426)	(400)	—	(276,826)
Debt issuance costs	(5,110)	—	—	(5,110)
Net repayments of debt held by variable interest entities	—	(2,297)	—	(2,297)
Net proceeds of debt held by variable interest entities	—	—	—	—
Contributions from noncontrolling interests	—	1,810	—	1,810
Distributions to noncontrolling interests	—	(3,921)	—	(3,921)
Proceeds from issuance of common stock under share-based awards	18	—	—	18
Excess tax benefits of share-based awards	—	—	—	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,359)	—	—	(1,359)
Share repurchases	(14,698)	—	—	(14,698)
Intercompany	—	39,469	(39,469)	—
Net cash provided by (used in) financing activities	95,183	34,661	(39,469)	90,375
Net decrease in cash and cash equivalents	(94,403)	(2,573)	—	(96,976)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$53,368	$64,141	$—	$117,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to be supported by strong general economic conditions, low unemployment levels, modest wage gains, low interest rates, and increasing consumer confidence combined with a limited supply of new and existing homes. We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand mostly driven by general local economic conditions. Homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply. We believe current demand and supply trends will result in a continued growth trajectory in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding:
Home sales revenue	$568,816	$556,925	$960,820	$979,980
Land and lot sales revenue	865	67,314	1,443	67,669
Other operations revenue	600	604	1,168	1,184
Total revenues	570,281	624,843	963,431	1,048,833
Cost of home sales	454,241	432,738	772,645	757,237
Cost of land and lot sales	644	14,460	1,298	15,239
Other operations expense	591	583	1,151	1,149
Sales and marketing	32,330	32,448	59,030	58,769
General and administrative	33,688	30,484	68,337	59,015
Homebuilding income from operations	48,787	114,130	60,970	157,424
Equity in income of unconsolidated entities	1,508	215	1,646	201
Other income, net	44	151	121	266
Homebuilding income before income taxes	50,339	114,496	62,737	157,891
Financial Services:
Revenues	345	379	586	527
Expenses	77	53	151	111
Equity in income of unconsolidated entities	1,294	1,284	1,560	1,999
Financial services income before income taxes	1,562	1,610	1,995	2,415
Income before income taxes	51,901	116,106	64,732	160,306
Provision for income taxes	(19,098)	(41,913)	(23,712)	(57,403)
Net income	32,803	74,193	41,020	102,903
Net income attributable to noncontrolling interests	(89)	(267)	(113)	(427)
Net income available to common stockholders	$32,714	$73,926	$40,907	$102,476
Earnings per share
Basic	$0.21	$0.46	$0.26	$0.63
Diluted	$0.21	$0.46	$0.26	$0.63
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	162	16.0	3.4	191	18.5	3.4	(15)%	(14)%	—%
Pardee Homes	483	28.8	5.6	340	22.3	5.1	42%	29%	10%
Quadrant Homes	107	6.8	5.2	92	9.0	3.4	16%	(24)%	53%
Trendmaker Homes	129	31.7	1.4	133	28.0	1.6	(3)%	13%	(13)%
TRI Pointe Homes	413	31.5	4.4	379	28.2	4.5	9%	12%	(2)%
Winchester Homes	151	12.0	4.2	123	13.5	3.0	23%	(11)%	40%
Total	1,445	126.8	3.8	1,258	119.5	3.5	15%	6%	9%

Net new home orders for the three months ended June 30, 2017 increased by 187 orders, or 15%, to 1,445, compared to 1,258 during the prior year period.  The increase in net new home orders was due to a 6% increase in average selling communities and a 9% increase in monthly absorption rates.
Maracay Homes reported a 15% decrease in net new home orders largely driven by a 14% decrease in average selling communities. The decrease in average selling communities was due to the timing of community openings and closings compared to the prior year period. Pardee Homes increased net new home orders by 42% due primarily to a 29% increase in average community count and a 10% increase in monthly absorption rate. The increase in monthly absorption rate was driven by strong demand for new community openings, particularly in the San Diego and Los Angeles markets. Net new home orders increased 16% at Quadrant Homes due primarily to a 53% increase in monthly absorption rate, which was partially offset by a 24% decrease in average selling communities. The increase in monthly absorption rate was the result of our well located communities and continued strong market fundamentals. Trendmaker Homes' net new home orders remained relatively flat due to a 13% increase in average selling communities, offset by a 13% decrease in monthly absorption rate. The Houston market continues to be challenged by the decrease in oil prices and the related impact on job growth. TRI Pointe Homes’ net new home orders increased 9% due primarily to a 12% increase in average selling communities, which was slightly offset by a 2% decrease in monthly absorption rate. Demand remains strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.4 homes at average selling prices above the Company average. Winchester Homes experienced a 23% increase in net new home orders largely as a result of a 40% increase in monthly absorption rate, partially offset by an 11% decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2017			As of June 30, 2016			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	311	$156,611	$504	360	$153,107	$425	(14)%	2%	19%
Pardee Homes	553	369,021	667	401	236,903	591	38%	56%	13%
Quadrant Homes	201	144,204	717	171	99,366	581	18%	45%	23%
Trendmaker Homes	204	105,663	518	177	94,850	536	15%	11%	(3)%
TRI Pointe Homes	613	428,281	699	516	330,262	640	19%	30%	9%
Winchester Homes	226	135,437	599	173	111,731	646	31%	21%	(7)%
Total	2,108	$1,339,217	$635	1,798	$1,026,219	$571	17%	31%	11%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) increased to 15% from 13% for the same period in 2016. The dollar value of backlog was approximately $1.3 billion as of June 30, 2017, an increase of $313.0 million, or 31%, compared to $1.0 billion as of June 30, 2016.  This increase was due to an increase in backlog of 310 homes, or 17%, to 2,108 as of June 30, 2017, compared to 1,798 as of June 30, 2016 and an 11% increase in the average sales price of homes in backlog to $635,000 as of June 30, 2017, compared to $571,000 as of June 30, 2016.
Maracay Homes’ backlog dollar value increased 2% compared to the prior year due to a 19% increase in average sales price, offset by a 14% decrease in units. The increase in average sales price was due to a product mix shift that included a greater proportion of move-up product compared to the prior year. Pardee Homes' backlog dollar value increased 56% due to an increase in both backlog units and average selling price. The increase in backlog units was due to the 42% increase in orders during the quarter while the increase in average selling price was due to increased pricing power in our markets and a higher end product mix with higher price points. Quadrant Homes’ backlog dollar value increased 45% as a result of an increase in backlog units and average sales price. The increase in backlog units directly relates to the 16% increase in orders during the quarter and the increase in average sales price was related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties, which have higher price points. Trendmaker Homes' backlog dollar value increased 11% primarily due to a 15% increase in backlog units. The increase in backlog units was related to the 10% increase in net new home orders for the six months ended June 30, 2017. TRI Pointe Homes’ backlog dollar value increased 30% due to an increase in backlog units and average selling price. The increase in backlog units was the result of a 19% increase in orders for the six month ended June 30, 2017. Winchester Homes’ backlog dollar value increased 21% largely driven by the increase in backlog units as a result of the 23% increase in orders during the quarter.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	164	$75,754	$462	120	$47,857	$399	37%	58%	16%
Pardee Homes	372	180,377	485	318	178,602	562	17%	1%	(14)%
Quadrant Homes	64	39,667	620	105	54,708	521	(39)%	(27)%	19%
Trendmaker Homes	133	64,798	487	126	63,230	502	6%	2%	(3)%
TRI Pointe Homes	243	154,212	635	217	152,827	704	12%	1%	(10)%
Winchester Homes	95	54,008	569	108	59,701	553	(12)%	(10)%	3%
Total	1,071	$568,816	$531	994	$556,925	$560	8%	2%	(5)%

Home sales revenue increased $11.9 million, or 2%, to $568.8 million for the three months ended June 30, 2017. The increase was comprised of $43.1 million related to an increase in homes delivered to 1,071 for the three months ended June 30, 2017 from 994 in the prior year period, offset by a $29,000 or 5%, decrease in the average sales price of homes delivered to $531,000 for the three months ended June 30, 2017, from $560,000 in the prior year period.
Maracay Homes had a 58% increase in home sales revenue due to an increase in both new home deliveries and average sales price. The increase in new home deliveries was driven by higher backlog to start the quarter compared to the same period in the prior year. The increase in average sales price was due to a product mix shift that included a greater proportion of move-up product compared to the prior year. Pardee Homes’ home sales revenue remained relatively flat with an offsetting increase to new home deliveries and decrease in average sales price. Quadrant Homes decreased home sales revenue by 27% due to a 39% decrease in new homes delivered, partially offset by a 19% increase in average sales price. The large decrease in new homes delivered was due to a lower number of backlog units at the start of the quarter as compared to the prior year period largely due to a lower average selling communities count. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points. Home sales revenue remained relatively flat at both Trendmaker Homes and TRI Pointe Homes due to offsetting increases to new home deliveries and decreases in average sales prices at each. Home sales revenue decreased at Winchester Homes by 10% largely due to a decrease in homes delivered. The decrease in homes delivered was primarily the result of the timing of deliveries.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2017	%	2016	%
Home sales revenue	$568,816	100.0%	$556,925	100.0%
Cost of home sales	454,241	79.9%	432,738	77.7%
Homebuilding gross margin	114,575	20.1%	124,187	22.3%
Add: interest in cost of home sales	13,145	2.3%	11,438	2.1%
Add: impairments and lot option abandonments	507	0.1%	107	0.0%
Adjusted homebuilding gross margin(1)	$128,227	22.5%	$135,732	24.4%
Homebuilding gross margin percentage	20.1%		22.3%
Adjusted homebuilding gross margin percentage(1)	22.5%		24.4%
__________

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 20.1% for the three months ended June 30, 2017 as compared to 22.3% for the prior year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries, in particular a lower portion of overall deliveries were from our long-dated California communities, which produce gross margins above the Company average. The change in mix was primarily based on the timing of deliveries. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.5% for the three months ended June 30, 2017, compared to 24.4% for the prior year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2017	%	2016	%
Land and lot sales revenue	$865	100.0%	$67,314	100.0%
Cost of land and lot sales	644	74.5%	14,460	21.5%
Land and lot gross margin	$221	25.5%	$52,854	78.5%
Our land and lot gross margin percentage decreased to 25.5% for the three months ended June 30, 2017 as compared to 78.5% for the prior year period.  In June of 2016, Pardee Homes sold two parcels, comprised of 102 homebuilding lots in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the sales. These sales resulted in significant gross margins due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$32,330	$32,448	5.7%	5.8%
General and administrative (G&A)	33,688	30,484	5.9%	5.5%
Total sales and marketing and G&A	$66,018	$62,932	11.6%	11.3%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.7% for the three month period ended June 30, 2017, compared to 5.8% for the prior year period. The decrease was the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 2% increase in homes sales revenue and the slight decrease in total sales and marketing expense.
General and administrative (“G&A”) expenses as a percentage of home sales revenue increased to 5.9% of home sales revenue for the three months ended June 30, 2017 compared to 5.5% for the prior year period.  G&A expenses increased to $33.7 million for the three months ended June 30, 2017 compared to $30.5 million in the prior year period primarily as a result of additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue increased to 11.6% for the three month period ended June 30, 2017, compared to 11.3% in the prior year period. Total SG&A expense increased $3.1 million, to $66.0 million for the three months ended June 30, 2017 from $62.9 million in the prior year period.

Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $19.9 million and $16.3 million for the three months ended June 30, 2017 and 2016, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended June 30, 2017 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016, along with our 2027 Notes in June of 2017.
Income Tax
For the three months ended June 30, 2017, we recorded a tax provision of $19.1 million based on an effective tax rate of 36.8%.  For the three months ended June 30, 2016, we recorded a tax provision of $41.9 million based on an effective tax rate of 36.1%. The higher current year income tax rate is due to the expiration of federal energy tax credits in 2017. These federal energy tax credits favorably impacted the prior year income tax rate, with no comparable benefit in the current year period. The decrease in provision for income taxes is due to a decrease in income before income taxes of $64.2 million to $51.9 million for the three months ended June 30, 2017, compared to $116.1 million for the prior year period.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	346	16.1	3.6	392	18.3	3.6	(12)%	(12)%	—%
Pardee Homes	861	28.6	5.0	653	22.7	4.8	32%	26%	4%
Quadrant Homes	227	7.3	5.2	225	9.0	4.2	1%	(19)%	24%
Trendmaker Homes	280	31.9	1.5	255	25.7	1.7	10%	24%	(12)%
TRI Pointe Homes	766	30.7	4.2	644	26.8	4.0	19%	15%	5%
Winchester Homes	264	12.0	3.7	238	13.4	3.0	11%	(10)%	23%
Total	2,744	126.6	3.6	2,407	115.9	3.5	14%	9%	3%

Net new home orders for the six months ended June 30, 2017 increased by 337 orders or 14% to 2,744, compared to 2,407 during the prior year period.  The increase in net new home orders was due to a 9% increase in average selling communities and a 3% increase in monthly absorption rates.
Maracay Homes had a 12% decrease in net new home orders driven by a 12% decrease in average selling communities due to the timing of community openings and closings compared to the prior year period. Pardee Homes increased net new home orders by 32% largely due to a 26% increase in average selling communities and a strong absorption rate of 5.0 orders per community per month. Net new home orders increased slightly at Quadrant Homes due to a 24% increase in monthly absorption rate due to continued strong market fundamentals. This was offset by a 19% decrease in average selling communities due to the timing of new community openings and closings. Trendmaker Homes increased net new home orders by 10% primarily based on a 24% increase in average selling communities. Trendmaker Homes’ monthly absorption rate has been lower than the Company average due to the decrease in oil prices and the related impact on job growth in the Houston market. TRI Pointe Homes’ net new home orders increased 19% due to a 15% increase in average selling communities and a 5% increase in monthly absorption rate. Demand remains strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.2 homes at average selling prices above the Company average. Winchester Homes experienced an 11% increase in net new home orders due to a 23% increase in monthly absorption rate, partially offset by a 10% decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	283	$126,814	$448	235	$93,294	$397	20%	36%	13%
Pardee Homes	568	264,076	465	526	297,535	566	8%	(11)%	(18)%
Quadrant Homes	127	79,550	626	197	100,186	509	(36)%	(21)%	23%
Trendmaker Homes	239	116,737	488	214	107,015	500	12%	9%	(2)%
TRI Pointe Homes	451	285,049	632	418	284,784	681	8%	—%	(7)%
Winchester Homes	161	88,594	550	175	97,166	555	(8)%	(9)%	(1)%
Total	1,829	960,820	$525	1,765	$979,980	$555	4%	(2)%	(5)%

Home sales revenue decreased $19.2 million, or 2%, to $960.8 million for the six months ended June 30, 2017. The decrease was comprised of: (i) $54.7 million related to a $30,000, or 5%, decrease in the average sales price of homes delivered to $525,000 for the six months ended June 30, 2017, from $555,000 in the prior year period, offset by (ii) an increase of $35.5 million related to the increase in homes delivered by 4%, or 64 homes, to 1,829 for the six months ended June 30, 2017, from 1,765 in the prior year period.
Maracay Homes had a 36% increase in home sales revenue due to increases in both new homes delivered and average sales price. The increase in new homes delivered was due to starting the year with more homes in backlog. The increase in average sales price was driven by a product mix shift that included a greater proportion of move-up product compared to the prior year period. Pardee Homes’ home sales revenue decreased by 11% largely due to an 18% decrease in average sales price. The decrease in average sales price was due to a lower mix of new homes delivered from its coastally located communities in San Diego, California, which have higher price points. This difference in product mix was due to the timing of deliveries compared to the prior year period. Quadrant Homes decreased home sales revenue by 21%, a result of a 36% decrease in new homes delivered, partially offset by a 23% increase in average sales price. The large decrease in new homes delivered was due to starting the year with a lower number of backlog units compared to the prior year period as a result of lower average selling communities. The large increase in average sales price was the result of delivering more homes in the core Seattle markets of King and Snohomish counties, which have higher price points. Home sales revenue increased 9% at Trendmaker Homes mainly due to a 12% increase in new homes delivered. The increase in new homes delivered was a result of a higher number of backlog units at the beginning of the year compared to the prior year period and the 19% increase in net new home orders during the current year period. Home sales revenue was relatively flat at TRI Pointe Homes with an offsetting 8% increase in new homes delivered and 7% decrease in average sales price. Home sales revenue decreased at Winchester Homes by 9% mainly due to an 8% decrease in new homes delivered due to the timing of deliveries.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2017	%	2016	%
Home sales revenue	$960,820	100.0%	$979,980	100.0%
Cost of home sales	772,645	80.4%	757,237	77.3%
Homebuilding gross margin	188,175	19.6%	222,743	22.7%
Add: interest in cost of home sales	22,825	2.4%	20,268	2.1%
Add: impairments and lot option abandonments	795	0.1%	289	—%
Adjusted homebuilding gross margin(1)	$211,795	22.0%	$243,300	24.8%
Homebuilding gross margin percentage	19.6%		22.7%
Adjusted homebuilding gross margin percentage(1)	22.0%		24.8%
__________

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 19.6% for the six months ended June 30, 2017 as compared to 22.7% for the prior year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries, in particular a lower portion of overall deliveries were from our long-dated California communities, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.0% for the six months ended June 30, 2017, compared to 24.8% for the prior year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$59,030	$58,769	6.1%	6.0%
General and administrative (G&A)	68,337	59,015	7.1%	6.0%
Total sales and marketing and G&A	$127,367	$117,784	13.3%	12.0%

Sales and marketing expense as a percentage of home sales revenue increased to 6.1% for the six month period ended June 30, 2017, compared to 6.0% for the prior year period. The increase was primarily the result of lower operating leverage on the fixed components of sales and marketing expenses as a result of the 2% decrease in homes sales revenue. Total sales and marketing expense increased by $261,000 to $59.0 million for the six months ended June 30, 2017, compared to $58.8 million in the prior year period.
G&A expenses as a percentage of home sales revenue increased to 7.1% of home sales revenue for the six months ended June 30, 2017 compared to 6.0% for the prior year period.  The increase was due in part to decreased operating leverage resulting from the 2% decrease in home sales revenue. G&A expenses increased to $68.3 million for the six months ended June 30, 2017 compared to $59.0 million in the prior year period primarily as a result of additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California.
SG&A as a percentage of home sales revenue increased to 13.3% for the six month period ended June 30, 2017, compared to 12.0% in the prior year period. Total SG&A expense increased $9.6 million, to $127.4 million for the six months ended June 30, 2017 from $117.8 million in the prior year period.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $38.8 million and $31.4 million for the six months ended June 30, 2017 and 2016, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the six months ended June 30, 2017 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance of our 2021 Notes in May of 2016, along with our 2027 Notes in June of 2017.
Income Tax
For the six months ended June 30, 2017, we recorded a tax provision of $23.7 million based on an effective tax rate of 36.6%.  For the six months ended June 30, 2016, we recorded a tax provision of $57.4 million based on an effective tax rate of 35.8%. The higher current year income tax rate is due to the expiration of federal energy tax credits in 2017. These federal energy tax credits favorably impacted the prior year income tax rate, with no comparable benefit in the current year period. The decrease in provision for income taxes is due to a decrease in income before income taxes of $95.6 million to $64.7 million for the six months ended June 30, 2017, compared to $160.3 million for the prior year period.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
Maracay Homes	1,993	1,491	502	34%
Pardee Homes	16,037	16,154	(117)	(1)%
Quadrant Homes	1,107	1,008	99	10%
Trendmaker Homes	1,578	1,321	257	19%
TRI Pointe Homes	2,921	3,007	(86)	(3)%
Winchester Homes	1,672	1,916	(244)	(13)%
Total	25,308	24,897	411	2%
Lots Controlled(1)
Maracay Homes	1,030	738	292	40%
Pardee Homes	125	172	(47)	(27)%
Quadrant Homes	745	408	337	83%
Trendmaker Homes	334	462	(128)	(28)%
TRI Pointe Homes	573	723	(150)	(21)%
Winchester Homes	777	280	497	178%
Total	3,584	2,783	801	29%
Total Lots Owned or Controlled(1)	28,892	27,680	1,212	4%
__________

(1)	As of June 30, 2017 and 2016, lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2017 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2017, we had $114.9 million of cash and cash equivalents. We believe we have sufficient cash and sources of financing to fund operations for at least the next twelve months.
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
Senior Notes
In June 2017, TRI Pointe Group issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance was $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1.

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
As of June 30, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the "Senior Notes"), and there was $22.3 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.0 million and $10.7 million as of June 30, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million.  In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00% depending on the Company’s leverage ratio. As of June 30, 2017, the outstanding balance under the Credit Facility was $150.0 million with an interest rate 2.97% per annum and $442.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At June 30, 2017, we had outstanding letters of credit of $7.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Stock Repurchase Program
On February 23, 2017, our board of directors approved the 2017 Repurchase Program.  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended June 30, 2017, we repurchased and retired 7,979,618 shares of our common stock under this program at a weighted average price of $12.43 per share for a total cost of $99.2 million. For the six months ended June 30, 2017, we repurchased and retired 8,019,005 shares of common stock under this program at a weighted average price of $12.43 per share, for a total cost of $99.7 million.

Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2017	2017
Consolidated Tangible Net Worth	$1,616,726	$1,116,357
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	48.6%	≤55%
(Not to exceed 55%)
Interest Coverage Test	3.7	≥1.5
(Not less than 1.5:1.0)

As of June 30, 2017, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Unsecured revolving credit facility	$150,000	$200,000
Seller financed loans	—	13,726
Senior Notes	1,467,861	1,168,307
Total debt	1,617,861	1,382,033
Stockholders’ equity	1,777,954	1,829,447
Total capital	$3,395,815	$3,211,480
Ratio of debt-to-capital(1)	47.6%	43.0%

Total debt	$1,617,861	$1,382,033
Less: Cash and cash equivalents	(114,945)	(208,657)
Net debt	1,502,916	1,173,376
Stockholders’ equity	1,777,954	1,829,447
Net capital	$3,280,870	$3,002,823
Ratio of net debt-to-net capital(2)	45.8%	39.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

(2)
The ratio of net debt-to-net capital is a non-GAAP measure and is computed as the quotient obtained by dividing net debt (which is total debt less cash and cash equivalents) by the sum of net debt plus equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.  Because the ratio of net debt-to-net capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Cash Flows—Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $34.5 million to $220.7 million for the six months ended June 30, 2017, from $186.2 million for the six months ended June 30, 2016. The change was comprised of offsetting activity, including (i) a decrease in net income of $61.9 million in 2017 compared to the prior year period, offset by (ii) an increase in real estate inventory of $298.0 million in 2017 compared to an increase of $323.3 million in 2016, and (iii) other offsetting activity including changes in other assets, receivables, accounts payable and accrued expenses.

•
Net cash used in investing activities was $2.2 million for the six months ended June 30, 2017, compared to $1.2 million for the prior year period in 2016.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment and investments in unconsolidated entities.

•
Net cash provided by financing activities increased to $129.2 million for the six months ending June 30, 2017, from $90.4 million for the same period in the prior year. The change was primarily a result of higher net borrowings from debt of $236.3 million during the six months ended June 30, 2017, compared to $115.9 million for the six months ended June 30, 2016, offset by higher cash used for share repurchases of $99.7 million during the six months ended June 30, 2017, compared to $14.7 million for the six months ended June 30, 2016.

As of June 30, 2017, our cash and cash equivalents balance was $114.9 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of June 30, 2017, we had $33.9 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $423.5 million (net of deposits).
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
As of June 30, 2017, we had $442.2 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities under Development
The following table presents project information relating to each of our markets as of June 30, 2017 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Palisades	2015	63	49	14	8	16	$301 - $374
Verrado Victory	2015	98	36	62	15	6	$359 - $394
City of Chandler:
Sendera Place	2015	79	75	4	4	17	$277 - $324
Hawthorn Manor	2017	84	—	84	31	—	$511 - $553
City of Gilbert:
Marquis at Morrison Ranch	2016	66	54	12	9	18	$414 - $501
Artisan at Morrison Ranch	2016	105	54	51	23	19	$334 - $387
The Preserve at Adora Trails	2017	82	1	81	31	1	$402 - $445
Marathon Ranch	2018	63	—	63	—	—	$486 - $535
Annecy	2019	216	—	216	—	—	$276 - $309
Lakeview Trails	2019	92	—	92	—	—	$451 - $511
City of Goodyear:
Rio Paseo Villages	2018	117	—	117	—	—	$218 - $232
Rio Paseo Cottages	2018	93	—	93	—	—	$253 - $271
City of Mesa:
Kinetic Point at Eastmark	2013	80	77	3	—	2	$288 - $367
Lumiere Garden at Eastmark	2013	85	77	8	6	2	$332 - $409
Aileron Square at Eastmark	2016	58	38	20	17	14	$332 - $409
Curie Court at Eastmark	2016	106	43	63	19	13	$289 - $368
Palladium Point	2016	53	16	37	19	12	$316 - $385
The Vista at Granite Crossing	2018	37	—	37	—	—	$400 - $475
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	158	4	3	23	$227 - $270
Maracay at Northlands	2014	90	90	—	—	13	$330 - $411
Legacy at The Meadows	2017	74	14	60	12	14	$404 - $430
Estates at The Meadows	2017	272	17	255	30	17	$463 - $537
Meadows Enclave	2018	126	—	126	—	—	$377 - $471
City of Phoenix:
Navarro Groves	2018	54	—	54	—	—	$390 - $435
Vistal	2019	204	—	204	—	—	$350 - $567
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	89	—	—	1	$300 - $385
Villagio	2013	135	135	—	—	6	$291 - $352
Phoenix, Arizona Total	2018	2,783	1,023	1,760	227	194	$365 - $523
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	50	5	5	9	$458 - $515
Oro Valley:
Rancho del Cobre	2014	68	61	7	3	6	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	27	76	17	14	$255 - $300
The Cove - Center Pointe Vistoso	2016	83	30	53	16	12	$338 - $398
Summit N & S - Center Pointe Vistoso	2016	88	42	46	18	19	$391 - $426
The Pinnacle - Center Pointe Vistoso	2016	69	45	24	11	23	$446 - $478
Tucson:
Ranches at Santa Catalina	2016	34	12	22	14	6	$414 - $460
Tucson, Arizona Total		500	267	233	84	89
Maracay Total		3,283	1,290	1,993	311	283

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
California
San Diego County:
Casabella	2015	139	128	11	11	28	$900 - $1,000
Casavia	2017	83	31	52	28	31	$980 - $1,030
Artesana	2017	56	—	56	39	—	$1,680 - $1,910
Almeria	2017	80	—	80	10	—	$1,440 - $1,530
Olvera	2017	84	—	84	20	—	$1,310 - $1,410
Pacific Highlands Ranch Future	TBD	605	—	605	—	—	TBD
Olive Hill Estate	2016	37	30	7	4	14	$650 - $770
Sandstone (Castlerock)	2018	81	—	81	—	—	$630 - $660
Castlerock 47x90	2018	63	—	63	—	—	TBD
Lake Ridge (Castlerock)	2018	129	—	129	—	—	$700 - $780
Castlerock - 42x63	2018	142	—	142	—	—	TBD
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	73	—	—	37	$435 - $515
Luna	2017	96	11	85	41	11	$370 - $450
Azul	2017	121	23	98	37	23	$360 - $450
Ocean View Hills Future	2017	691	—	691	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Aliento - Verano	2017	95	—	95	5	—	$540 - $640
Aliento - Arista	2017	112	—	112	28	—	$695 - $760
Aliento - 55x100	2018	94	—	94	—	—	TBD
Aliento - 70x100	2018	67	—	67	—	—	TBD
Skyline Ranch	TBD	1,260	—	1,260	—	—	$550 - $810
Riverside County:					—
Meadow Glen	2014	142	142	—	—	2	$350 - $410
Senterra	2016	82	43	39	21	18	$400 - $480
Vantage	2016	83	30	53	12	15	$360 - $390
Viewpoint	2016	75	44	31	18	26	$295 - $330
Overlook	2016	112	47	65	20	23	$310 - $340
Aura	2017	79	21	58	15	21	$340 - $370
Starling	2018	107	—	107	8	—	$400 - $420
Canyon Hills Future 70 x 115	2018	125	—	125	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Northstar	2015	102	87	15	9	21	$320 - $340
Skycrest	2015	115	86	29	11	18	$360 - $390
Flagstone	2,016	79	44	35	10	10	$420 - $450
Lunetta	2016	89	82	7	5	27	$290 - $320
Elara	2016	215	48	167	49	28	$270 - $310
Daybreak	2017	139	—	139	—	—	$325 - $340
Cascade	2017	105	—	105	—	—	$296 - $312
Sundance Future	TBD	1,012	—	1,012	—	—	TBD
Avena	2017	84	—	84	—	—	$390 - $430
Tamarack	2017	84	—	84	—	—	$430 - $460
Manifee Heights	TBD	359	—	359	—	—	$375 - $450
Banning	TBD	4,318	—	4,318	—	—	TBD
Sacramento County:					—
Natomas	TBD	120	—	120	—	—	TBD
San Joaquin County:					—
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		14,991	970	14,021	401	353

Nevada
Clark County:
LivingSmart Sandstone	2013	145	145	—	—	1	$228 - $255
North Peak	2015	171	83	88	17	26	$290 - $350
Castle Rock	2015	188	85	103	15	24	$340 - $430
Camino	2016	86	67	19	15	44	$255 - $270
Solano	2014	132	131	1	—	14	$300 - $335
Alterra	2014	47	47	—	—	2	$425 - $505
Bella Verdi	2015	57	49	8	—	2	$400 - $440
Escala	2016	154	30	124	12	11	$515 - $590
Montero	2016	74	28	46	13	20	$420 - $500
Strada	2,017	116	2	114	24	2	$405 - $440
POD 5-1/2-2 Future	2017	23		23	—	—	TBD
Meridian	2016	62	25	37	11	5	$590 - $680
Encanto	2016	51	19	32	7	8	$470 - $525
Luma	2017	71	—	71	—	—	$470 - $526
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	118	47	10	24	$410 - $465
Horizon Valle Verde	2018	53	—	53	—	—	$450 - $470
Summerglen	2014	140	138	2	2	25	$300 - $305
Keystone	2017	70	8	62	12	7	$450 - $540
Cobalt	2017	107	—	107	—	—	$350 - $420
Axis	2017	78	—	78	8	—	$825 - $1,035
The Canyons at MacDonald Ranch - R	2017	22	—	22	—	—	$515 - $585
Pivot	2017	88	—	88	4	—	$420 - $450
Strada at Pivot	2017	27	—	27	2	—	$440 - $475
Nova Ridge	2018	108	—	108	—	—	$620 - $760
Tera Luna	2017	116	—	116	—	—	$540 - $590
Azul at Skye Canyon	2018	88	—	88	—	—	$425 - $465
Tule Springs	TBD	339	—	339	—	—	TBD
Commerce & Deer Springs	TBD	143	—	143	—	—	TBD
Nevada Total		2,991	975	2,016	152	215
Pardee Total		17,982	1,945	16,037	553	568

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Evergreen Heights, Monroe	2016	71	27	44	34	24	$452 - $553
The Grove at Canyon Park, Bothell	2017	60	5	55	41	5	$645 - $780
Greenstone Heights, Bothell	2017	41	—	41	7	—	$920 - $1,060
King County:
Copperwood, Renton	2016	46	44	2	2	23	$770 - $772
Viscaia, Bellevue	2017	18	—	18	16	—	$750 - $880
Trailside, Redmond	2017	9	2	7	—	2	$955 - $1,180
Vareze, Kirkland	2019	82	—	82	—	—	$625 - $880
Parkwood Terrace, Woodinville	2017	15	—	15	12	—	$759 - $960
Hazelwood Ridge, Newcastle	2017	30	—	30	27	—	$805 - $1,025
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$1,000 - $1,300
Jacobs Landing, Issaquah	2017	20	—	20	—	—	$1,160 - $1,280
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,725 - $2,026
English Landing P2, Redmond	2017	25	—	25	—	—	$1,050 - $1,315
English Landing P1, Redmond	2018	51	1	50	—	—	$1,079 - $1,342
Heathers Ridge South, Redmond	2017	8	1	7	7	1	$725 - $1,008
Cedar Landing, North Bend	2018	138	—	138	—	—	$635 - $785
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$900 - $1,050
Ray Meadows, Redmond	2018	27	—	27	—	—	$1,059 - $1,209
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	6	—	$783 - $900
Canton Crossing, Maple Valley	2017	51	—	51	7	—	$575 - $660
Aurea, Sammamish	2018	41	—	41	—	—	$655 - $845
Aldea, Newcastle	2018	129	—	129	—	—	$559 - $835
Pierce County:
The Enclave at Harbor Hill, Gig Harbor	2016	33	32	1	1	15	$515
Harbor Hill S-2, Gig Harbor	2017	41	—	41	—	—	$425 - $463
Harbor Hill S-5/6, Gig Harbor	2017	72	—	72	16	—	$453 - $503
Kitsap County:
Mountain Aire, Poulsbo	2016	145	59	86	25	30	$412 - $473
Closed Communities	N/A	—	—	—	—	27	N/A
Washington Total		1,278	171	1,107	201	127
Quadrant Total		1,278	171	1,107	201	127

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	25	9	6	4	$415 - $458
Pomona, Manvel	2015	39	12	27	10	7	$360 - $455
Rise Meridiana	2016	26	11	15	5	10	$300 - $339
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	35	12	23	3	8	$370 - $465
Cross Creek Ranch 65', Fulshear	2013	61	42	19	5	9	$429 - $488
Cross Creek Ranch 70', Fulshear	2013	94	67	27	2	7	$485 - $548
Cross Creek Ranch 80', Fulshear	2013	68	58	10	4	5	$551 - $666
Cross Creek Ranch 90', Fulshear	2013	27	18	9	6	5	$654 - $718
Villas at Cross Creek Ranch, Fulshear	2013	101	101	—	—	1	$454 - $496
Fulshear Run, Richmond	2016	37	7	30	5	6	$562 - $668
Harvest Green 75', Richmond	2015	21	15	6	2	6	$426 - $500
Sienna Plantation 85', Missouri City	2015	39	19	20	2	9	$546 - $645
Villas at Sienna South, Missouri City	2015	19	12	7	3	3	$383 - $407
Lakes of Bella Terra, Richmond	2013	109	105	4	1	4	$465 - $553
Villas at Aliana, Richmond	2013	117	95	22	3	8	$399 - $451
Riverstone 55', Sugar Land	2013	97	96	1	1	—	$437 - $467
Riverstone Avanti at Avalon 100', Sugar Land	2015	5	4	1	1	—	$1,197
Harris County:
Towne Lake Living Views, Cypress	2013	122	122	—	—	4	$468 - $561
The Groves, Humble	2015	68	38	30	4	9	$323 - $524
Lakes of Creekside	2015	21	6	15	—	5	$512 - $585
Bridgeland '80, Cypress	2015	111	92	19	7	8	$522 - $611
Bridgeland Patio, Cypress	2017	26	6	20	9	5	$344 - $413
Elyson 70', Cypress	2017	16	2	14	5	2	$454 - $496
Hidden Arbor, Cypress	2015	129	53	76	30	29	$352 - $586
Clear Lake, Houston	2015	770	232	538	42	38	$350 - $650
Montgomery County:
Woodtrace, Woodtrace	2014	38	26	12	2	8	$438 - $480
Northgrove, Tomball	2015	25	5	20	1	4	$454 - $498
Bender's Landing Estates, Spring	2014	104	47	57	8	8	$468 - $563
The Woodlands, Creekside Park	2015	96	23	73	12	9	$410 - $624
Waller County:
Cane Island, Katy	2015	23	16	7	1	2	$525 - $634
Lakehouse	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	6	23	6	3	$460 - $535
Rancho Sienna 60'	2017	21	1	20	2	1	$370 - $422
Hays County:
Belterra 60', Austin	2017	22	3	19	3	3	$375 - $466
Belterra 80', Austin	2016	38	11	27	5	5	$535 - $603
Headwaters, Dripping Springs	2017	28	2	26	7	2	$420 - $479
Other:
Avanti Custom Homes	2007	125	123	2	1	2	$480 - $856
Texas Total		3,091	1,513	1,578	204	239
Trendmaker Homes Total		3,091	1,513	1,578	204	239

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Messina, Irvine	2014	59	50	5	1	—	$1,565 - $1,710
Messina II, Irvine	2016	43	28	15	11	8	$1,515 - $1,695
Aria, Rancho Mission Viejo	2016	87	66	21	12	18	$623 - $683
Aria II, Rancho Mission Viejo	2017	64	—	64	5	—	$623 - $683
Aubergine, Rancho Mission Viejo	2016	66	31	35	20	8	$973 - $1,117
Aubergine II, Rancho Mission Viejo	2017	57	—	57	—	—	TBD
Carlisle 10-Pack Garden Court, Irvine	2017	74	—	74	24	—	$670 - $778
Sterling Row Townhomes, Irvine	2017	96	—	96	19	—	$572 - $739
Varenna at Orchard Hills, Irvine	2016	71	18	26	13	10	$1,165 - $1,235
Alston, Anaheim	2017	75	—	75	10	—	$795 - $850
StrataPointe, Buena Park	2017	149	—	149	40	—	$502 - $637
Riverside County:
Kite Ridge, Riverside	2014	87	85	2	2	23	$472 - $500
Serrano Ridge at Sycamore Creek, Riverside	2015	87	86	1	—	23	$403 - $429
Terrassa Court, Corona	2015	94	35	59	28	22	$414 - $464
Terrassa Villas, Corona	2015	52	14	38	—	8	$453 - $495
Los Angeles County:
Grayson at Five Knolls, Santa Clarita	2015	119	72	47	25	23	$552 - $583
Garvey Square, El Monte	2017	102	—	102	—	—	$446 - $537
Bradford @ Rosedale, Azusa	2017	52	—	27	9	—	$816 - $861
Golden Valley/ Lucera at Aliento	2017	67	—	67	16	—	$622 - $645
Golden Valley/Tierno at Aliento	2017	63	—	63	23	—	$667 - $695
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	125	27	21	33	$405 - $443
Kensington at Park Place, Ontario	2015	67	66	1	1	21	$492 - $524
St. James at Park Place, Ontario	2015	57	51	6	—	—	$488 - $508
St. James II at Park Place, Ontario	2017	68	15	53	36	15	$493 - $513
Ventura County:
The Westerlies, Oxnard	2015	116	74	42	33	29	$430 - $547
Southern California Total		2,024	816	1,152	349	241
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	89	86	3	1	—	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	102	3	—	8	$572 - $620
Marquette at Barrington, Brentwood	2015	90	60	30	6	16	$480 - $730
Wynstone at Barrington, Brentwood	2017	92	3	89	23	3	$480 - $634
Penrose at Barrington, Brentwood	2016	34	34	—	—	14	$508 - $587
Santa Clara County:
Derose, Morgan Hill	2018	65	—	65	—	—	$600 - $820
Solano County:
Redstone, Vacaville	2015	141	75	66	24	15	$459 - $533
Green Valley-Lewis, Fairfield	2018	91	—	91	—	—	$499 - $535
Green Valley-Westgate, Fairfield	2018	56	—	56	—	—	$545 - $585
San Joaquin County:
Ventana, Tracy	2015	93	77	16	9	21	$457 - $557
Sundance, Mountain House	2015	113	89	24	18	15	$595 - $675
Sundance II, Mountain House	2018	138	—	138	—	—	$595 - $675
Alameda County:

Cadence, Alameda Landing	2015	91	68	23	16	6	$1,122 - $1,339
Linear, Alameda Landing	2015	106	64	42	8	—	$764 - $1,020
Symmetry, Alameda Landing	2016	56	35	21	11	9	$865 - $950
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	35	4	—	11	$770 - $1,050
Blackstone at the Cannery, Hayward SFA	2016	105	32	73	30	8	$611 - $711
Blackstone at the Cannery, Hayward SFD	2016	52	36	16	6	17	$709 - $769
Coopers Place, Livermore	2017	31	—	31	8	—	$660 - $670
Slate at Jordan Ranch, Dublin	2017	56	—	56	7	—	$1,025 - $1,144
Onyx at Jordan Ranch, Dublin	2017	105	—	105	1	—	$885 - $945
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$855 - $1,035
Mission Stevenson, Fremont	2018	77	—	77	—	—	$675 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,030 - $2,175
Pleasant Hill	2018	44	—	44	—	—	TBD
Northern California Total		1,947	796	1,151	168	143
California Total		3,971	1,612	2,303	517	384
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	147	2	—	5	$358 - $411
Terrain 3500 Series, Castle Rock	2015	67	64	3			$327 - $350
Terrain Ravenwood Village (3500)	2017	157	—	88	2	—	$379 - $426
Terrain Ravenwood Village (4000)	2017	100	—	38	—	—	$400 - $463
Jefferson County:
Leyden Rock 5000 Series, Arvada	2015	67	67	—	—	3	$454 - $509
Candelas 6000 Series, Arvada	2,015	76	37	39	21	16	$534 - $671
Candelas 3500 Series, Arvada	2,016	97	18	79	13	14	$405 - $467
Candelas 5000 Series, Arvada	2,017	62	—	62	8	—	$499 - $554
Crown Pointe, Westminster	2,018	64	—	64	—	—	$415 - $482
Larimer County:
Centerra 5000 Series, Loveland	2015	79	54	25	16	15	$411 - $469
Arapahoe County:
Whispering Pines, Aurora	2015	115	12	103	22	9	$572 - $648
Adams County:
Amber Creek, Thornton	2017	121	6	115	14	5	$386 - $468
Colorado Total		1,154	405	618	96	67
TRI Pointe Total		5,125	2,017	2,921	613	451

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2017	Lots Owned as of June 30, 2017(3)	Backlog as of June 30, 2017(4)(5)	Homes Delivered for the Six Months Ended June 30, 2017	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	36	—	36	12	—	$440 - $520
Two Rivers Cascades SFD, Crofton	2017	2	—	2	—	—	TBD
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale SFD	2015	222	54	168	30	14	$490 - $592
Landsdale Townhomes	2015	100	31	69	7	5	$315 - $373
Landsdale TND Neo SFD	2015	77	20	57	6	6	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg:
Cabin Branch SFD	2014	359	110	249	35	19	$480 - $745
Cabin Branch Avenue Townhomes	TBD	121	—	121	5	—	$433 - $530
Cabin Branch Townhomes	2014	507	168	339	34	37	$389 - $432
Preserve at Stoney Spring	N/A	5	—	5	—	—	N/A
Poplar Run, Silver Spring:
Poplar Run SFD	2010	305	264	41	20	15	$435 - $781
Poplar Run Single Family Neos	2016	29	22	7	7	7	$545 - $635
Potomac Highlands, Potomac	2017	23	1	22	5	1	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	17	154	10	10	$455 - $538
Twinbrook Metro, Rockville	2018	61	—	61	—	—	TBD
Closed Communities	N/A	—	—	—	—	1
Maryland Total		2,121	691	1,430	171	115
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	8	6	4	1	$1,363 - $1,675
Stuart Mill -Lots for Sale, Oakton	N/A	5	—	5	—	—	N/A
Prince William County:
Villages of Piedmont, Haymarket	2015	168	69	99	29	20	$370 - $431
Loudoun County:
Brambleton, Ashburn:
English Manor Villas	2014	58	57	1	—	8	$495 - $545
West Park SFD	2018	6	—	6	—	—	TBD
Vistas at Lansdowne, Lansdowne	2015	120	45	75	15	7	$569 - $670
Westgrove, Fairfax	2018	24	—	24	—	—	TBD
Willowsford Grant II, Aldie	2017	24	3	21	7	3	$1,200 - $1,326
Willowsford Greens, Aldie	2014	33	33	—	—	3	Closed
Willowsford Greens	N/A	5	—	5	—	—	N/A
Closed Communities	N/A	—	—	—	—	4
Virginia Total		457	215	242	55	46
Winchester Total		2,578	906	1,672	226	161

Combined Company Total		33,337	7,842	25,308	2,108	1,829
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of June 30, 2017 include owned lots in backlog as of June 30, 2017.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2017, 1,386 homes are under construction, 239 homes have completed construction, and 483 homes have not started construction.

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
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2017. We did not enter into during the six months ended June 30, 2017, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the six months ended June 30, 2017.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies-Legal Matters, of the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

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
On February 28, 2017, we announced that our board of directors approved the 2017 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2018.  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
During the three months ended June 30, 2017, we repurchased and retired the following shares pursuant to our 2017 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1, 2017 to April 30, 2017	1,166,557	$12.35	1,166,557	$85,103,380
May 1, 2017 to May 31, 2017	2,005,200	$12.37	2,005,200	$60,303,999
June 1, 2017 to June 30, 2017	4,807,861	$12.48	4,807,861	$303,199
Total	7,979,618	$12.43	7,979,618
__________
(1)     During the three months ended June 30, 2017, there was an aggregate of 7,979,618 shares of our common stock repurchased for $99,204,683.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed Dec. July 7, 2015))

4.2
Second Supplemental Indenture, dated as of June 8, 2017, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed June 8, 2017))

4.3	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed June 8, 2017))

10.1
Modification Agreement, dated as of June 20, 2017, among TRI Pointe Group, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed June 20, 2017))

10.2
Underwriting Agreement, dated as of June 5, 2017, among TRI Pointe Group, Inc. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (filed June 8, 2017))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: July 26, 2017		Chief Financial Officer