Form 10-Q
period 2017-09-30
TRI Pointe Group, Inc.
filed 2017-10-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
150,432,421 shares of common stock were issued and outstanding as of October 16, 2017.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$162,396	$208,657
Receivables	84,583	82,500
Real estate inventories	3,303,421	2,910,627
Investments in unconsolidated entities	17,616	17,546
Goodwill and other intangible assets, net	161,094	161,495
Deferred tax assets, net	108,664	123,223
Other assets	58,292	60,592
Total assets	$3,896,066	$3,564,640
Liabilities
Accounts payable	$64,038	$70,252
Accrued expenses and other liabilities	316,487	263,845
Unsecured revolving credit facility	200,000	200,000
Seller financed loan	—	13,726
Senior notes, net	1,469,558	1,168,307
Total liabilities	2,050,083	1,716,130

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 150,429,021 and 158,626,229 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,504	1,586
Additional paid-in capital	780,715	880,822
Retained earnings	1,060,210	947,039
Total stockholders’ equity	1,842,429	1,829,447
Noncontrolling interests	3,554	19,063
Total equity	1,845,983	1,848,510
Total liabilities and equity	$3,896,066	$3,564,640

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding:
Home sales revenue	$648,638	$578,653	$1,609,458	$1,558,633
Land and lot sales revenue	68,218	2,535	69,661	70,204
Other operations revenue	584	606	1,752	1,790
Total revenues	717,440	581,794	1,680,871	1,630,627
Cost of home sales	521,918	462,323	1,294,563	1,219,560
Cost of land and lot sales	12,001	1,734	13,299	16,973
Other operations expense	575	575	1,726	1,724
Sales and marketing	33,179	31,852	92,209	90,621
General and administrative	32,956	31,278	101,293	90,293
Homebuilding income from operations	116,811	54,032	177,781	211,456
Equity in (loss) income of unconsolidated entities	—	(20)	1,646	181
Other income, net	26	21	147	287
Homebuilding income before income taxes	116,837	54,033	179,574	211,924
Financial Services:
Revenues	295	235	881	762
Expenses	82	72	233	183
Equity in income of unconsolidated entities	1,351	1,247	2,911	3,246
Financial services income before income taxes	1,564	1,410	3,559	3,825
Income before income taxes	118,401	55,443	183,133	215,749
Provision for income taxes	(46,112)	(20,298)	(69,824)	(77,701)
Net income	72,289	35,145	113,309	138,048
Net income attributable to noncontrolling interests	(25)	(311)	(138)	(738)
Net income available to common stockholders	$72,264	$34,834	$113,171	$137,310
Earnings per share
Basic	$0.48	$0.22	$0.73	$0.85
Diluted	$0.48	$0.22	$0.73	$0.85
Weighted average shares outstanding
Basic	151,214,744	160,614,055	155,238,206	161,456,520
Diluted	152,129,825	161,267,509	155,936,076	161,916,352

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	161,813,750	$1,618	$911,197	$751,868	$1,664,683	$21,780	$1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards	373,332	4	583	—	587	—	587
Excess tax deficit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	1,586	880,822	947,039	1,829,447	19,063	1,848,510
Net income	—	—	—	113,171	113,171	138	113,309
Shares issued under share-based awards	797,497	8	3,285	—	3,293	—	3,293
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	11,631	—	11,631	—	11,631
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(987)	(987)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(14,660)	(14,660)
Balance at September 30, 2017	150,429,021	$1,504	$780,715	$1,060,210	$1,842,429	$3,554	$1,845,983

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$113,309	$138,048
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,567	2,322
Equity in income of unconsolidated entities, net	(4,557)	(3,427)
Deferred income taxes, net	14,559	18,770
Amortization of stock-based compensation	11,631	9,648
Charges for impairments and lot option abandonments	1,203	678
Excess tax deficit of share-based awards	—	(170)
Changes in assets and liabilities:
Real estate inventories	(401,322)	(442,671)
Receivables	(3,263)	8,549
Other assets	3,894	(16,806)
Accounts payable	(6,214)	12,827
Accrued expenses and other liabilities	52,640	5,876
Returns on investments in unconsolidated entities, net	4,897	5,049
Net cash used in operating activities	(210,656)	(261,307)
Cash flows from investing activities:
Purchases of property and equipment	(2,212)	(2,056)
Proceeds from sale of property and equipment	6	—
Investments in unconsolidated entities	(934)	(32)
Net cash used in investing activities	(3,140)	(2,088)
Cash flows from financing activities:
Borrowings from debt	500,000	491,069
Repayment of debt	(213,726)	(276,826)
Debt issuance costs	(5,932)	(5,061)
Net repayments of debt held by variable interest entities	—	(2,442)
Contributions from noncontrolling interests	—	1,955
Distributions to noncontrolling interests	(987)	(5,059)
Proceeds from issuance of common stock under share-based awards	3,293	461
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	(1,359)
Share repurchases	(112,217)	(25,113)
Net cash provided by financing activities	167,535	177,625
Net decrease in cash and cash equivalents	(46,261)	(85,770)
Cash and cash equivalents - beginning of period	208,657	214,485
Cash and cash equivalents - end of period	$162,396	$128,715

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of September 30, 2017 and December 31, 2016 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as "ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASC 606 is effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASC 606, and we expect to adopt the new standard under the modified retrospective approach. The Company's assessment efforts to date have included reviewing current accounting policies and processes, as well as assigning internal resources to assist in the process. Additionally, the Company has begun to review historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASC 606. We are still evaluating the accounting for certain marketing costs and it is likely that the adoption of ASC 606 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs that we incur to obtain sales contracts from our customers. For example, we currently capitalize and amortize various marketing costs with each home delivered in a community. Under the new guidance, these costs may need to be expensed when incurred or capitalized to other assets and amortized to selling expense. Although we are still evaluating our contracts, we do not believe the adoption of ASC 606 will have a material impact on the amount or timing of our home sales revenue, but could impact the amount and timing of land and lot sales. We are continuing to evaluate the exact impact the new standard will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Codified as “ASC 842”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASC 842 may have on our consolidated financial statements and disclosures.
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
Our financial services operation (“TRI Pointe Solutions”) is a reportable segment and is comprised of mortgage financing operations (“TRI Pointe Connect”) and title services operations (“TRI Pointe Assurance”). While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect, which was formed as a joint venture with an established mortgage lender, can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage originations that help facilitate the sale and closing process as well as generate additional fee income for us. TRI Pointe Assurance provides title examinations for our homebuyers at our Trendmaker Homes and Winchester Homes brands. TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company.
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
The reportable segments follow the same accounting policies used for our consolidated financial statements, as described in Note 1, Organization and Summary of Significant Accounting Policies. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Maracay Homes	$78,167	$68,024	$204,981	$161,318
Pardee Homes	231,376	188,148	495,452	547,311
Quadrant Homes	54,781	48,354	135,599	153,575
Trendmaker Homes	53,787	64,251	171,615	172,509
TRI Pointe Homes	239,110	167,769	524,159	452,553
Winchester Homes	60,219	45,248	149,065	143,361
Total homebuilding revenues	717,440	581,794	1,680,871	1,630,627
Financial services	295	235	881	762
Total	$717,735	$582,029	$1,681,752	$1,631,389

Income (loss) before income taxes
Maracay Homes	$6,431	$4,385	$14,429	$9,544
Pardee Homes	82,407	37,508	128,570	165,718
Quadrant Homes	6,251	5,497	13,104	14,808
Trendmaker Homes	3,233	3,516	9,657	9,439
TRI Pointe Homes	24,382	11,723	39,779	34,651
Winchester Homes	4,284	1,692	6,903	6,345
Corporate	(10,151)	(10,288)	(32,868)	(28,581)
Total homebuilding income before income taxes	116,837	54,033	179,574	211,924
Financial services	1,564	1,410	3,559	3,825
Total	$118,401	$55,443	$183,133	$215,749

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate inventories
Maracay Homes	$246,223	$228,965
Pardee Homes	1,251,842	1,098,608
Quadrant Homes	281,272	221,386
Trendmaker Homes	213,179	211,035
TRI Pointe Homes	981,813	868,088
Winchester Homes	329,092	282,545
Total	$3,303,421	$2,910,627

Total assets
Maracay Homes	$274,263	$255,466
Pardee Homes	1,338,304	1,201,302
Quadrant Homes	312,160	242,208
Trendmaker Homes	236,800	225,025
TRI Pointe Homes	1,162,397	1,052,400
Winchester Homes	351,717	305,379
Corporate	210,574	275,923
Total homebuilding assets	3,886,215	3,557,703
Financial services	9,851	6,937
Total	$3,896,066	$3,564,640

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$72,264	$34,834	$113,171	$137,310
Denominator:
Basic weighted-average shares outstanding	151,214,744	160,614,055	155,238,206	161,456,520
Effect of dilutive shares:
Stock options and unvested restricted stock units	915,081	653,454	697,870	459,832
Diluted weighted-average shares outstanding	152,129,825	161,267,509	155,936,076	161,916,352
Earnings per share
Basic	$0.48	$0.22	$0.73	$0.85
Diluted	$0.48	$0.22	$0.73	$0.85
Antidilutive stock options and unvested restricted stock not included in diluted earnings per share	3,406,498	3,806,396	3,710,674	4,551,337

4.	Receivables
Receivables consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Escrow proceeds and other accounts receivable, net	$38,660	$35,625
Warranty insurance receivable (Note 13)	45,923	46,875
Total receivables	$84,583	$82,500

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $286,000 as of both September 30, 2017 and December 31, 2016.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Real estate inventories owned:
Homes completed or under construction	$1,045,648	$659,210
Land under development	1,873,806	1,824,989
Land held for future development	135,801	226,915
Model homes	218,274	155,039
Total real estate inventories owned	3,273,529	2,866,153
Real estate inventories not owned:
Land purchase and land option deposits	26,992	26,174
Consolidated inventory held by VIEs	2,900	18,300
Total real estate inventories not owned	29,892	44,474
Total real estate inventories	$3,303,421	$2,910,627

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
During the quarter ended September 30, 2017, our Pardee Homes reporting segment sold a parcel, consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. The land sold in this sale was classified as land under development and represented $66.8 million of land and lot sales revenue in the consolidated statements of operations for the three and nine months ended September 30, 2017.
During the quarter ended June 30, 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. The land sold in this sale was classified as land under development and represented $61.6 million of land and lot sales revenue in the consolidated statements of operations for nine months ended September 30, 2016.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest incurred	$22,865	$18,601	$61,669	$50,030
Interest capitalized	(22,865)	(18,601)	(61,669)	(50,030)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$173,261	$151,347	$157,329	$140,311
Interest capitalized as a cost of inventory	22,865	18,601	61,669	50,030
Interest previously capitalized as a cost of inventory, included in cost of sales	(15,899)	(14,415)	(38,771)	(34,808)
Capitalized interest in ending inventory	$180,227	$155,533	$180,227	$155,533

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real estate inventory impairments and land option abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real estate inventory impairments	$—	$—	$267	$—
Land and lot option abandonments and pre-acquisition charges	374	389	936	678
Total	$374	$389	$1,203	$678

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
As of September 30, 2017, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Limited liability company interests	$14,433	$14,327
General partnership interests	3,183	3,219
Total	$17,616	$17,546
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
Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2017	December 31, 2016
Assets
Cash	$11,895	$9,796
Receivables	4,871	10,203
Real estate inventories	98,370	97,402
Other assets	924	1,087
Total assets	$116,060	$118,488
Liabilities and equity
Accounts payable and other liabilities	$8,612	$12,844
Company’s equity	17,616	17,546
Outside interests' equity	89,832	88,098
Total liabilities and equity	$116,060	$118,488

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$5,404	$4,619	$15,722	$12,516
Other operating expense	(3,532)	(2,913)	(9,714)	(8,067)
Other income	36	1	60	3
Net income	$1,908	$1,707	$6,068	$4,452
Company’s equity in income of unconsolidated entities	$1,351	$1,227	$4,557	$3,427

7.	Variable Interest Entities
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2017			December 31, 2016
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$75	$2,828	$2,900	$400	$17,900	$18,300
Unconsolidated VIEs	2,450	74,034	N/A	2,375	49,016	N/A
Other land option agreements	24,542	278,566	N/A	23,799	246,658	N/A
Total	$27,067	$355,428	$2,900	$26,574	$313,574	$18,300

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $3.7 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of September 30, 2017 and December 31, 2016, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of September 30, 2017, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,189)	21,790	27,979	(5,788)	22,191
Total	$167,283	$(6,189)	$161,094	$167,283	$(5,788)	$161,495

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 8.4 and 9.2 years as of September 30, 2017 and December 31, 2016, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended September 30, 2017 and 2016, respectively, and $401,000 for each of the nine-month periods ended September 30, 2017 and 2016, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2017, the next four years and thereafter is (in thousands):

Remainder of 2017	$133
2018	534
2019	534
2020	534
2021	534
Thereafter	2,221
Total	$4,490

9.	Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	$19,117	$24,495
Refundable fees and other deposits	18,921	17,731
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs - unsecured revolving credit facility	3,655	2,101
Operating properties and equipment, net	10,696	10,884
Income tax receivable	1,181	—
Other	2,153	2,812
Total	$58,292	$60,592

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and related costs	$26,133	$33,761
Warranty reserves (Note 13)	80,922	83,135
Estimated cost for completion of real estate inventories	84,793	59,531
Customer deposits	28,039	13,437
Income tax liability to Weyerhaeuser (Note 16)	7,200	8,589
Accrued income taxes payable	10,978	1,200
Liability for uncertain tax positions (Note 16)	1,416	—
Accrued interest	22,599	11,570
Other tax liability	36,657	34,961
Other	17,750	17,661
Total	$316,487	$263,845

11.	Senior Notes, Unsecured Revolving Credit Facility and Seller Financed Loans
Senior Notes
The Senior Notes consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	—
Discount and deferred loan costs	(30,442)	(31,693)
Total	$1,469,558	$1,168,307

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
As of September 30, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the "Senior Notes"), and there was $21.1 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $22.1 million and $10.7 million as of September 30, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Unsecured revolving credit facility	$200,000	$200,000

On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of September 30, 2017, the outstanding balance under the Credit Facility was $200.0 million with an interest rate of 2.99% per annum and there was $392.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of September 30, 2017 there was $3.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest related to the Credit Facility was $505,000 and $658,000 as of September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017 we had outstanding letters of credit of $7.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Seller financed loans	$—	$13,726

Accrued interest on a seller financed loan outstanding as of December 31, 2016 was $519,000.
Interest Incurred
During the three-month periods ended September 30, 2017 and 2016, the Company incurred interest of $22.9 million and $18.6 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.0 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Company incurred interest of $61.7 million and $50.0 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $5.6 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively.  Accrued interest related to all outstanding debt at September 30, 2017 and December 31, 2016 was $22.6 million and $11.6 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at September 30, 2017 and December 31, 2016, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2017		December 31, 2016
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,490,706	$1,558,500	$1,189,180	$1,219,125
Unsecured revolving credit facility (2)	Level 2	$200,000	$195,058	$200,000	$177,410
Seller financed loan (3)	Level 2	$—	$—	$13,726	$13,189
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $21.1 million and $20.9 million as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the Senior Notes at September 30, 2017 and December 31, 2016 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility at September 30, 2017 and December 31, 2016 is based on a treasury curve analysis.

(3)	The estimated fair value of the seller financed loan at December 31, 2016 is based on a treasury curve analysis.

At September 30, 2017 and December 31, 2016, the carrying value of cash and cash equivalents and receivables approximated fair value.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$267	$1,574	$—	$—
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had legal reserves of $100,000 and $225,000 as of September 30, 2017 and December 31, 2016, respectively.

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
We intend to vigorously defend the action, and intend to continue challenging Scripps' claims. Although we cannot predict or determine the timing or final outcome of the lawsuit or the effect that any adverse findings or determinations may have on us, we believe Scripps' claims against Pardee Homes are without merit and that this dispute will not have a material impact on our business, liquidity, financial condition and results of operations. An unfavorable determination could result in the payment by us of monetary damages, which could be significant. The complaint does not indicate the amount of relief sought, and an estimate of possible loss or range of loss cannot presently be made with respect to this matter. No reserve with respect to this matter has been recorded on our consolidated financial statements.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $45.9 million and $46.9 million as of September 30, 2017 and December 31, 2016, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warranty reserves, beginning of period(1)	$80,128	$45,272	$83,135	$45,948
Warranty reserves accrued	4,448	3,329	10,122	8,373
Adjustments to pre-existing reserves	400	200	1,021	460
Warranty expenditures	(4,054)	(3,136)	(13,356)	(9,116)
Warranty reserves, end of period	$80,922	$45,665	$80,922	$45,665
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

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of September 30, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $544.3 million and $449.6 million, respectively. The beneficiaries of the bonds are various municipalities.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2017, there were 6,207,889 shares available for future grant under the 2013 Incentive Plan.
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
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total stock-based compensation	$3,887	$3,285	$11,631	$9,648

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of September 30, 2017, total unrecognized stock-based compensation related to all stock-based awards was $21.3 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2016	2,971,370	$13.12	4.4	$1,568
Granted	—	—	—	—
Exercised	(318,419)	10.34	—	—
Forfeited	(686,720)	14.16	—	—
Options outstanding at September 30, 2017	1,966,231	13.44	5.0	2,322
Options exercisable at September 30, 2017	1,851,395	13.39	4.9	2,322

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2016	3,412,719	$9.77	$39,178
Granted	1,670,936	11.00	22,508
Vested	(714,612)	12.34	—
Forfeited	(40,362)	11.68	—
Nonvested RSUs at September 30, 2017	4,328,681	9.80	58,307

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

On February 27, 2017, the Company granted 257,851, 247,933 and 119,008 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated in equal parts to two separate performance metrics: (i) TSR, with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (ii) earnings per share. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2017 to December 31, 2019. The fair value of the performance-based RSUs related to the TSR metric was determined to be $6.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.10 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
On February 23, 2017, our board of directors approved a new stock repurchase program, authorizing the repurchase of our common stock with an aggregate value of up to $100 million through March 31, 2018 (the “2017 Repurchase Program”).  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended September 30, 2017, we repurchased and retired 975,700 shares of our common stock under the 2017 Repurchase Program at a weighted average price of $12.83 per share for a total cost of $12.5 million. For the nine months ended September 30, 2017, we repurchased and retired 8,994,705 shares of our common stock under the 2017 Repurchase Program at a weighted average price of $12.48 per share for a total cost of $112.2 million.

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
We had net deferred tax assets of $108.7 million and $123.2 million as of September 30, 2017 and December 31, 2016, respectively.  We had a valuation allowance related to those net deferred tax assets of $323,000 as of both September 30, 2017 and December 31, 2016.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.

TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of September 30, 2017 and December 31, 2016, we had an income tax liability to Weyerhaeuser of $7.2 million and $8.6 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $46.1 million and $20.3 million for the three months ended September 30, 2017 and 2016, respectively.  Our provision for income taxes totaled $69.8 million and $77.7 million for the nine months ended September 30, 2017 and 2016, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.4 million of uncertain tax positions recorded as of September 30, 2017. The Company had no uncertain tax positions as of December 31, 2016.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

17.	Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2017.
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

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $61,669 and $50,030 (Note 5)	$—	$—
Income taxes	$44,784	$89,269
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,525	$1,321
Amortization of deferred loan costs capitalized to real estate inventory	$4,104	$2,865
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$(14,660)	$3,484
Decrease in noncontrolling interests	$14,660	$(3,484)

19.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at September 30, 2017 and December 31, 2016, condensed consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statement of cash flows for the nine months ended September 30, 2017 and 2016.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.

Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$86,046	$76,350	$—	$162,396
Receivables	29,963	54,620	—	84,583
Intercompany receivables	940,894	—	(940,894)	—
Real estate inventories	981,813	2,321,608	—	3,303,421
Investments in unconsolidated entities	—	17,616	—	17,616
Goodwill and other intangible assets, net	156,604	4,490	—	161,094
Investments in subsidiaries	1,388,227	—	(1,388,227)	—
Deferred tax assets, net	15,644	93,020	—	108,664
Other assets	7,953	50,339	—	58,292
Total Assets	$3,607,144	$2,618,043	$(2,329,121)	$3,896,066

Liabilities
Accounts payable	$8,561	$55,477	$—	$64,038
Intercompany payables	—	940,894	(940,894)	—
Accrued expenses and other liabilities	86,596	229,891	—	316,487
Unsecured revolving credit facility	200,000	—	—	200,000
Senior notes	1,469,558	—	—	1,469,558
Total Liabilities	1,764,715	1,226,262	(940,894)	2,050,083

Equity
Total stockholders’ equity	1,842,429	1,388,227	(1,388,227)	1,842,429
Noncontrolling interests	—	3,554	—	3,554
Total Equity	1,842,429	1,391,781	(1,388,227)	1,845,983
Total Liabilities and Equity	$3,607,144	$2,618,043	$(2,329,121)	$3,896,066

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$141,568	$67,089	$—	$208,657
Receivables	26,692	55,808	—	82,500
Intercompany receivables	775,321	—	(775,321)	—
Real estate inventories	868,088	2,042,539	—	2,910,627
Investments in unconsolidated entities	—	17,546	—	17,546
Goodwill and other intangible assets, net	156,604	4,891	—	161,495
Investments in subsidiaries	1,285,295	—	(1,285,295)	—
Deferred tax assets, net	15,644	107,579	—	123,223
Other assets	11,401	49,191	—	60,592
Total Assets	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Liabilities
Accounts payable	$20,637	$49,615	$—	$70,252
Intercompany payables	—	775,321	(775,321)	—
Accrued expenses and other liabilities	48,496	215,349	—	263,845
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	13,726	—	—	13,726
Senior notes	1,168,307	—	—	1,168,307
Total Liabilities	1,451,166	1,040,285	(775,321)	1,716,130

Equity
Total stockholders’ equity	1,829,447	1,285,295	(1,285,295)	1,829,447
Noncontrolling interests	—	19,063	—	19,063
Total Equity	1,829,447	1,304,358	(1,285,295)	1,848,510
Total Liabilities and Equity	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$239,110	$409,528	$—	$648,638
Land and lot sales revenue	—	68,218	—	68,218
Other operations revenue	—	584	—	584
Total revenues	239,110	478,330	—	717,440
Cost of home sales	200,384	321,534	—	521,918
Cost of land and lot sales	—	12,001	—	12,001
Other operations expense	—	575	—	575
Sales and marketing	8,816	24,363	—	33,179
General and administrative	15,560	17,396	—	32,956
Homebuilding income from operations	14,350	102,461	—	116,811
Equity in income of unconsolidated entities	—	—	—	—
Other income, net	15	11	—	26
Homebuilding income before income taxes	14,365	102,472	—	116,837
Financial Services:
Revenues	—	295	—	295
Expenses	—	82	—	82
Equity in income of unconsolidated entities	—	1,351	—	1,351
Financial services income before income taxes	—	1,564	—	1,564
Income before income taxes	14,365	104,036	—	118,401
Equity of net income of subsidiaries	59,725	—	(59,725)	—
Provision for income taxes	(1,826)	(44,286)	—	(46,112)
Net income	72,264	59,750	(59,725)	72,289
Net income attributable to noncontrolling interests	—	(25)	—	(25)
Net income available to common stockholders	$72,264	$59,725	$(59,725)	$72,264

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$167,769	$410,884	$—	$578,653
Land and lot sales revenue	—	2,535	—	2,535
Other operations revenue	—	606	—	606
Total revenues	167,769	414,025	—	581,794
Cost of home sales	144,217	318,106	—	462,323
Cost of land and lot sales	—	1,734	—	1,734
Other operations expense	—	575	—	575
Sales and marketing	6,598	25,254	—	31,852
General and administrative	15,192	16,086	—	31,278
Homebuilding income from operations	1,762	52,270	—	54,032
Equity in loss of unconsolidated entities	—	(20)	—	(20)
Other (loss) income, net	(345)	366	—	21
Homebuilding income before income taxes	1,417	52,616	—	54,033
Financial Services:
Revenues	—	235	—	235
Expenses	—	72	—	72
Equity in income of unconsolidated entities	—	1,247	—	1,247
Financial services income before income taxes	—	1,410	—	1,410
Income before income taxes	1,417	54,026	—	55,443
Equity of net income of subsidiaries	34,639	—	(34,639)	—
Provision for income taxes	(1,222)	(19,076)	—	(20,298)
Net income	34,834	34,950	(34,639)	35,145
Net income attributable to noncontrolling interests	—	(311)	—	(311)
Net income available to common stockholders	$34,834	$34,639	$(34,639)	$34,834

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$524,159	$1,085,299	$—	$1,609,458
Land and lot sales revenue	—	69,661	—	69,661
Other operations revenue	—	1,752	—	1,752
Total revenues	524,159	1,156,712	—	1,680,871
Cost of home sales	445,501	849,062	—	1,294,563
Cost of land and lot sales	—	13,299	—	13,299
Other operations expense	—	1,726	—	1,726
Sales and marketing	22,265	69,944	—	92,209
General and administrative	49,113	52,180	—	101,293
Homebuilding income from operations	7,280	170,501	—	177,781
Equity in income of unconsolidated entities	—	1,646	—	1,646
Other income, net	33	114	—	147
Homebuilding income before income taxes	7,313	172,261	—	179,574
Financial Services:
Revenues	—	881	—	881
Expenses	—	233	—	233
Equity in income of unconsolidated entities	—	2,911	—	2,911
Financial services income before income taxes	—	3,559	—	3,559
Income before income taxes	7,313	175,820	—	183,133
Equity of net income of subsidiaries	103,177	—	(103,177)	—
Benefit (provision) for income taxes	2,681	(72,505)		(69,824)
Net income	113,171	103,315	(103,177)	113,309
Net income attributable to noncontrolling interests	—	(138)	—	(138)
Net income available to common stockholders	$113,171	$103,177	$(103,177)	$113,171

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$452,553	$1,106,080	$—	$1,558,633
Land and lot sales revenue	—	70,204	—	70,204
Other operations revenue	—	1,790	—	1,790
Total revenues	452,553	1,178,074	—	1,630,627
Cost of home sales	383,574	835,986	—	1,219,560
Cost of land and lot sales	—	16,973	—	16,973
Other operations expense	—	1,724	—	1,724
Sales and marketing	19,683	70,938	—	90,621
General and administrative	42,984	47,309	—	90,293
Homebuilding income from operations	6,312	205,144	—	211,456
Equity in income of unconsolidated entities	—	181	—	181
Other income, net	157	130	—	287
Homebuilding income before income taxes	6,469	205,455	—	211,924
Financial Services:
Revenues	—	762	—	762
Expenses	—	183	—	183
Equity in income of unconsolidated entities	—	3,246	—	3,246
Financial services income before income taxes	—	3,825	—	3,825
Income before income taxes	6,469	209,280	—	215,749
Equity of net income of subsidiaries	135,024	—	(135,024)	—
Provision for income taxes	(4,183)	(73,518)	—	(77,701)
Net income	137,310	135,762	(135,024)	138,048
Net income attributable to noncontrolling interests	—	(738)	—	(738)
Net income available to common stockholders	$137,310	$135,024	$(135,024)	$137,310

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(60,816)	$(149,840)	$—	$(210,656)
Cash flows from investing activities:
Purchases of property and equipment	(1,473)	(739)	—	(2,212)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(934)	—	(934)
Intercompany	(161,755)	—	161,755	—
Net cash (used in) provided by investing activities	(163,228)	(1,667)	161,755	(3,140)
Cash flows from financing activities:
Borrowings from debt	500,000	—	—	500,000
Repayment of debt	(213,726)	—	—	(213,726)
Debt issuance costs	(5,932)	—	—	(5,932)
Distributions to noncontrolling interests	—	(987)	—	(987)
Proceeds from issuance of common stock under share-based awards	3,293	—	—	3,293
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,896)	—	—	(2,896)
Share repurchases	(112,217)	—	—	(112,217)
Intercompany	—	161,755	(161,755)	—
Net cash provided by (used in) financing activities	168,522	160,768	(161,755)	167,535
Net (decrease) increase in cash and cash equivalents	(55,522)	9,261	—	(46,261)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$86,046	$76,350	$—	$162,396

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash used in operating activities	$(186,487)	$(74,820)	$—	$(261,307)
Cash flows from investing activities:
Purchases of property and equipment	(831)	(1,225)	—	(2,056)
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	(82,951)	—	82,951	—
Net cash (used in) provided by investing activities	(83,782)	(1,257)	82,951	(2,088)
Cash flows from financing activities:
Borrowings from notes payable	491,069	—	—	491,069
Repayment of notes payable	(276,426)	(400)	—	(276,826)
Debt issuance costs	(5,061)	—	—	(5,061)
Net repayments of debt held by variable interest entities	—	(2,442)	—	(2,442)
Contributions from noncontrolling interests	—	1,955	—	1,955
Distributions to noncontrolling interests	—	(5,059)	—	(5,059)
Proceeds from issuance of common stock under share-based awards	461	—	—	461
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,359)	—	—	(1,359)
Share repurchases	(25,113)	—	—	(25,113)
Intercompany	—	82,951	(82,951)	—
Net cash provided by (used in) financing activities	183,571	77,005	(82,951)	177,625
Net (decrease) increase in cash and cash equivalents	(86,698)	928	—	(85,770)
Cash and cash equivalents - beginning of period	147,771	66,714	—	214,485
Cash and cash equivalents - end of period	$61,073	$67,642	$—	$128,715

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are based on our current intentions, beliefs, expectations and predictions for the future, and you should not place undue reliance on these statements. These statements use forward-looking terminology, are based on various assumptions made by us, and may not be accurate because of risks and uncertainties surrounding the assumptions that are made.
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
Forward-Looking Statements
These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, the anticipated impact of natural disasters on our operations, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
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

•
the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters, and the risk of delays, reduced consumer demand, and shortages and price increases in labor or materials associated with such natural disasters;

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
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to be supported by strong general economic conditions, low unemployment levels, modest wage gains, favorable interest rates, and increasing consumer confidence combined with a limited supply of new and existing homes. We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand mostly driven by general local economic conditions. In certain markets, price and affordability issues are potentially limiting demand. Additionally, homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply. While the limited supply and production deficits have supported price appreciation in many markets, these increases have been partially or sometimes fully offset by increases in labor and material costs and we expect that these construction cost pressures will continue.  We believe these demand and supply trends will result in a continued growth trajectory in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand, offset by certain downward pressures.
The Houston area was severely impacted by Hurricane Harvey, which caused significant flooding and widespread damage to existing homes, commercial buildings, and infrastructure. While our active projects in Houston sustained minimal damage, and the hurricane did not significantly impact our overall results for the three or nine months ended September 30, 2017, we did experience some delivery delays during the third quarter of 2017 as approximately 30 deliveries that would have delivered in 2017 will instead deliver in early 2018.  Additionally, our Houston operations, and our consolidated financial statements, could be further impacted in future quarters by, among other things, a decline in homebuyer traffic and net new home orders; land development and home construction delays, resulting in delayed deliveries; and increased costs stemming from general hurricane-related recovery efforts that heighten the demand for, and constrain the supply of, building materials and available labor; and warranty repair claims from our affected homeowners.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding:
Home sales revenue	$648,638	$578,653	$1,609,458	$1,558,633
Land and lot sales revenue	68,218	2,535	69,661	70,204
Other operations revenue	584	606	1,752	1,790
Total revenues	717,440	581,794	1,680,871	1,630,627
Cost of home sales	521,918	462,323	1,294,563	1,219,560
Cost of land and lot sales	12,001	1,734	13,299	16,973
Other operations expense	575	575	1,726	1,724
Sales and marketing	33,179	31,852	92,209	90,621
General and administrative	32,956	31,278	101,293	90,293
Homebuilding income from operations	116,811	54,032	177,781	211,456
Equity in (loss) income of unconsolidated entities	—	(20)	1,646	181
Other income, net	26	21	147	287
Homebuilding income before income taxes	116,837	54,033	179,574	211,924
Financial Services:
Revenues	295	235	881	762
Expenses	82	72	233	183
Equity in income of unconsolidated entities	1,351	1,247	2,911	3,246
Financial services income before income taxes	1,564	1,410	3,559	3,825
Income before income taxes	118,401	55,443	183,133	215,749
Provision for income taxes	(46,112)	(20,298)	(69,824)	(77,701)
Net income	72,289	35,145	113,309	138,048
Net income attributable to noncontrolling interests	(25)	(311)	(138)	(738)
Net income available to common stockholders	$72,264	$34,834	$113,171	$137,310
Earnings per share
Basic	$0.48	$0.22	$0.73	$0.85
Diluted	$0.48	$0.22	$0.73	$0.85
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	158	13.5	3.9	134	17.8	2.5	18%	(24)%	56%
Pardee Homes	421	30.8	4.6	283	22.5	4.2	49%	37%	10%
Quadrant Homes	84	8.3	3.4	49	7.3	2.3	71%	14%	48%
Trendmaker Homes	113	29.3	1.3	130	29.0	1.5	(13)%	1%	(13)%
TRI Pointe Homes	378	34.7	3.6	239	28.7	2.8	58%	21%	29%
Winchester Homes	114	13.2	2.9	97	13.7	2.4	18%	(4)%	21%
Total	1,268	129.8	3.3	932	119.0	2.6	36%	9%	27%

Net new home orders for the three months ended September 30, 2017 increased by 336 orders, or 36%, to 1,268, compared to 932 during the prior year period.  The increase in net new home orders was due to a 9% increase in average selling communities and a 27% increase in monthly absorption rates.
Maracay Homes reported an 18% increase in net new home orders driven by a 56% increase in monthly absorption rate as a result of improved market conditions compared to the prior year period. We experienced a 24% decrease in average selling communities due to the timing of community openings and closings compared to the prior year period. Pardee Homes increased net new home orders by 49% due to a 37% increase in average community count and a 10% increase in monthly absorption rate. The increase in monthly absorption rate was driven by strong demand for new community openings, particularly in the San Diego and Los Angeles markets. Net new home orders increased 71% at Quadrant Homes due primarily to a 55% increase in monthly absorption rate, and enhanced by a 14% increase in average selling communities. The increase in monthly absorption rate was the result of our well located communities and continued strong market fundamentals. Trendmaker Homes' net new home orders decreased 13% due to a 13% decrease in monthly absorption rate and a relatively flat average selling community count. The decrease in monthly absorption rate was due in part to the loss of two weeks of selling homes during and after Hurricane Harvey, as well as the continued challenges with the Houston market as a result of the continued economic pressure on oil prices and the related impact on job growth. TRI Pointe Homes’ net new home orders increased 58% due to a 29% increase in monthly absorption rate and a 21% increase in average selling communities. Demand remains strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 3.6 homes at average selling prices above the Company average. Winchester Homes experienced an 18% increase in net new home orders largely as a result of a 21% increase in monthly absorption rate, partially offset by a 4% decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2017			As of September 30, 2016			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	305	$154,324	$506	329	$144,127	$438	(7)%	7%	16%
Pardee Homes	646	436,376	676	382	182,263	477	69%	139%	42%
Quadrant Homes	206	160,202	778	130	83,467	642	58%	92%	21%
Trendmaker Homes	213	107,968	507	186	98,874	532	15%	9%	(5)%
TRI Pointe Homes	659	481,537	731	495	319,823	646	33%	51%	13%
Winchester Homes	236	141,858	601	189	121,617	643	25%	17%	(7)%
Total	2,265	$1,482,265	$654	1,711	$950,171	$555	32%	56%	18%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) decreased to 15% from 17% for the same period in 2016. The dollar value of backlog was approximately $1.5 billion as of September 30, 2017, an increase of $532.1 million, or 56%, compared to $950.2 million as of September 30, 2016.  This increase was due to an increase in backlog units of 554, or 32%, to 2,265 as of September 30, 2017, compared to 1,711 as of September 30, 2016 and an 18% increase in the average sales price of homes in backlog to $654,000 as of September 30, 2017, compared to $555,000 as of September 30, 2016.
Maracay Homes’ backlog dollar value increased 7% compared to the prior year due to a 16% increase in average sales price, offset by a 7% decrease in units. The increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes' backlog dollar value increased 139% due to an increase in both backlog units and average selling price. The increase in backlog units was due to the 49% increase in orders during the quarter while the increase in average selling price was due to increased pricing power in our markets and a higher end product mix with higher price points. Quadrant Homes’ backlog dollar value increased 92% as a result of an increase in backlog units and average sales price. The increase in backlog units directly relates to the 71% increase in orders during the quarter and the increase in average sales price was related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties, which have higher price points. Trendmaker Homes' backlog dollar value increased 9% primarily due to a 15% increase in backlog units. TRI Pointe Homes’ backlog dollar value increased 51%

due to an increase in backlog units and average selling price. The increase in backlog units was the result of a 58% increase in orders for the three months ended September 30, 2017. Winchester Homes’ backlog dollar value increased 17% largely driven by the increase in backlog units as a result of the 18% increase in orders during the quarter.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	164	$78,166	$477	165	$68,024	$412	(1)%	15%	16%
Pardee Homes	328	164,548	502	302	188,148	623	9%	(13)%	(19)%
Quadrant Homes	79	54,197	686	90	47,749	531	(12)%	14%	29%
Trendmaker Homes	104	52,453	504	121	62,408	516	(14)%	(16)%	(2)%
TRI Pointe Homes	332	239,110	720	260	167,769	645	28%	43%	12%
Winchester Homes	104	60,164	579	81	44,555	550	28%	35%	5%
Total	1,111	$648,638	$584	1,019	$578,653	$568	9%	12%	3%

Home sales revenue increased $70.0 million, or 12%, to $648.6 million for the three months ended September 30, 2017. The increase was comprised of (i) $52.2 million related to an increase in homes delivered to 1,111 for the three months ended September 30, 2017 from 1,019 in the prior year period, and (ii) a $16,000, or 3%, increase in the average sales price of homes delivered to $584,000 for the three months ended September 30, 2017, from $568,000 in the prior year period.
Maracay Homes had a 15% increase in home sales revenue due to an increase in average sales price and relatively flat new home deliveries. The increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury products compared to the prior year. Pardee Homes’ home sales revenue decreased 13% due to a 19% decrease in average sales price, offset by a 9% increase in new homes delivered. The decrease in average sales price was due to a product mix shift that included a greater proportion of entry-level product, specifically in our San Diego market. Quadrant Homes increased home sales revenue by 14% due to a 29% increase in average sales price offset by a 12% decrease in new homes delivered. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points. Trendmaker Homes' home sales revenue decreased 16% due to a 14% decrease in new homes delivered and a 2% decrease in average sales price of homes delivered. The decrease was due in part to Hurricane Harvey, which caused significant flooding and widespread damage in Houston, and was responsible for delivery delays during the third quarter of 2017. Approximately 30 deliveries that would have delivered in the third quarter of 2017 will instead deliver in early 2018 at Trendmaker Homes. TRI Pointe Homes had a 43% increase in home sales revenue due to a 28% increase in new homes delivered and a 12% increase in average sales price. The increase in new homes delivered was driven by higher backlog to start the quarter compared to the same prior year period. Home sales revenue increased at Winchester Homes by 35% largely due to an increase in homes delivered as a result of higher backlog to start the quarter compared to the same prior year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2017	%	2016	%
Home sales revenue	$648,638	100.0%	$578,653	100.0%
Cost of home sales	521,918	80.5%	462,323	79.9%
Homebuilding gross margin	126,720	19.5%	116,330	20.1%
Add: interest in cost of home sales	15,623	2.4%	14,385	2.5%
Add: impairments and lot option abandonments	374	0.1%	389	0.1%
Adjusted homebuilding gross margin(1)	$142,717	22.0%	$131,104	22.7%
Homebuilding gross margin percentage	19.5%		20.1%
Adjusted homebuilding gross margin percentage(1)	22.0%		22.7%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 19.5% for the three months ended September 30, 2017 as compared to 20.1% for the prior year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries from our long-dated California communities, which produce gross margins above the Company average, having less of an impact on our overall gross margin percentage compared to the same period in the prior year. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.0% for the three months ended September 30, 2017, compared to 22.7% for the prior year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2017	%	2016	%
Land and lot sales revenue	$68,218	100.0%	$2,535	100.0%
Cost of land and lot sales	12,001	17.6%	1,734	68.4%
Land and lot gross margin	$56,217	82.4%	$801	31.6%
Our land and lot gross margin percentage increased to 82.4% for the three months ended September 30, 2017 as compared to 31.6% for the prior year period.  During the quarter ended September 30, 2017, our Pardee Homes reporting segment sold a parcel consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California, representing $66.8 million in land and lot sales revenue and $56.1 million in land and lot gross margin. This sale resulted in significant gross margin due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis. Additionally, we expect land and lot sales revenue to vary significantly between reporting periods based on our business decisions to maintain or decrease our land ownership in various markets. Our land and lot sale decisions will be based on a variety of factors, including, without limitation, prevailing market conditions.

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$33,179	$31,852	5.1%	5.5%
General and administrative (G&A)	32,956	31,278	5.1%	5.4%
Total sales and marketing and G&A	$66,135	$63,130	10.2%	10.9%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.1% for the three months ended September 30, 2017, compared to 5.5% for the prior year period. The decrease was the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 12% increase in homes sales revenue.
General and administrative (“G&A”) expenses as a percentage of home sales revenue decreased to 5.1% of home sales revenue for the three months ended September 30, 2017 compared to 5.4% for the prior year period as a result of higher operating leverage due to the 12% increase in home sales revenue.  G&A expenses increased to $33.0 million for the three months ended September 30, 2017 compared to $31.3 million in the prior year period primarily as a result of additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California and the recently announced expansion into the Sacramento, California market. G&A expense was positively impacted for the three months ended September 30, 2017 by a decrease in the income tax liability to Weyerhaeuser of $1.4 million related to the expiration of stock options whose benefit would have been passed on to Weyerhaeuser under our tax sharing agreement.
Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 10.2% for the three months ended September 30, 2017, compared to 10.9% in the prior year period. Total SG&A expense increased $3.0 million, to $66.1 million for the three months ended September 30, 2017 from $63.1 million in the prior year period.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $22.9 million and $18.6 million for the three months ended September 30, 2017 and 2016, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended September 30, 2017 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance in June of 2017 of our $300 million aggregate principal amount of 5.250% Senior Notes due 2027 ("the 2027 Notes").
Income Tax
For the three months ended September 30, 2017, we recorded a tax provision of $46.1 million based on an effective tax rate of 38.9%  For the three months ended September 30, 2016, we recorded a tax provision of $20.3 million based on an effective tax rate of 36.6%. The increase in the current year income tax rate is due to the expiration of federal energy tax credits in 2017 as well as a negative impact on the tax rate from the expiration of non-qualified stock options. The increase in provision for income taxes is due to an increase in income before income taxes of $63.0 million to $118.4 million for the three months ended September 30, 2017, compared to $55.4 million for the prior year period.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	504	15.3	3.7	526	18.1	3.2	(4)%	(15)%	16%
Pardee Homes	1,282	29.3	4.9	936	22.8	4.6	37%	29%	7%
Quadrant Homes	311	7.6	4.5	274	8.5	3.6	14%	(11)%	25%
Trendmaker Homes	393	30.9	1.4	385	26.8	1.6	2%	15%	(13)%
TRI Pointe Homes	1,144	31.9	4.0	883	27.3	3.6	30%	17%	11%
Winchester Homes	378	12.4	3.4	335	13.5	2.8	13%	(8)%	21%
Total	4,012	127.4	3.5	3,339	117.0	3.2	20%	9%	9%

Net new home orders for the nine months ended September 30, 2017 increased by 673 orders or 20% to 4,012, compared to 3,339 during the prior year period.  The increase in net new home orders was due to a 9% increase in average selling communities and a 9% increase in monthly absorption rates.
Maracay Homes had a 4% decrease in net new home orders driven by a 15% decrease in average selling communities due to the timing of community openings and closings compared to the prior year period. This was offset by a 16% increase in monthly absorption rate as a result of improved market conditions compared to the prior year period. Pardee Homes increased net new home orders by 37% largely due to a 29% increase in average selling communities and a 7% increase in absorption rate to 4.9 orders per community per month. Net new home orders increased 14% at Quadrant Homes mainly due to a 25% increase in monthly absorption rate due to continued strong market fundamentals. This was offset by an 11% decrease in average selling communities due to the timing of new community openings and closings. Trendmaker Homes increased net new home orders by 2% primarily based on a 15% increase in average selling communities. Trendmaker Homes’ monthly absorption rate declined compared to the prior year period as a result of the loss of two weeks of selling due to the impact of Hurricane Harvey and the continued softer market conditions due to the decrease in oil prices and the related impact on job growth in the Houston market. TRI Pointe Homes’ net new home orders increased 30% due to a 17% increase in average selling communities and an 11% increase in monthly absorption rate. Demand remains strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.0 homes at average selling prices above the Company average. Winchester Homes experienced a 13% increase in net new home orders due to a 21% increase in monthly absorption rate, partially offset by an 8% decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	447	$204,981	$459	400	$161,318	$403	12%	27%	14%
Pardee Homes	896	428,624	478	828	485,683	587	8%	(12)%	(19)%
Quadrant Homes	206	133,747	649	287	147,935	515	(28)%	(10)%	26%
Trendmaker Homes	343	169,189	493	335	169,423	506	2%	—%	(3)%
TRI Pointe Homes	783	524,159	669	678	452,553	667	15%	16%	—%
Winchester Homes	265	148,758	561	256	141,721	554	4%	5%	1%
Total	2,940	1,609,458	$547	2,784	$1,558,633	$560	6%	3%	(2)%

Home sales revenue increased $50.8 million, or 3%, to $1.6 billion for the nine months ended September 30, 2017. The increase was comprised of: (i) $87.3 million related to a 156, or 6%, increase in homes delivered to 2,940 for the nine months ended September 30, 2017, from 2,784 in the prior year period, offset by (ii) a decrease of $36.5 million related to the decrease in average sales price of homes delivered by 2%, or $13,000, to $547,000 for the nine months ended September 30, 2017, from $560,000 in the prior year period.
Maracay Homes had a 27% increase in home sales revenue due to increases in both new homes delivered and average sales price. The increase in new homes delivered was due to starting the year with more homes in backlog. The increase in average sales price was driven by a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year period. Pardee Homes’ home sales revenue decreased by 12% largely due to a 19% decrease in average sales price. The decrease in average sales price was due to a product mix shift that included a greater proportion of entry level homes delivered, specifically in our San Diego market. This difference in product mix was due to the timing of deliveries compared to the prior year period. Quadrant Homes decreased home sales revenue by 10%, a result of a 28% decrease in new homes delivered, partially offset by a 26% increase in average sales price. The large decrease in new homes delivered was due to starting the year with a lower number of backlog units compared to the prior year period as a result of lower average selling communities. The large increase in average sales price was the result of delivering more homes in the core Seattle markets of King and Snohomish counties, which have higher price points. Home sales revenue was flat at Trendmaker Homes due to relatively flat new homes delivered and average sales price of homes delivered. Hurricane Harvey, which caused significant flooding and widespread damage in Houston, was responsible for delivery delays during the third quarter of 2017 at Trendmaker Homes. Approximately 30 deliveries that would have delivered in the third quarter of 2017 will instead deliver in early 2018 at Trendmaker Homes. Home sales revenue at TRI Pointe Homes increased by 16% due to a 15% increase in new homes delivered. Home sales revenue increased at Winchester Homes by 5% mainly due to a 4% increase in new homes delivered due to the timing of deliveries.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2017	%	2016	%
Home sales revenue	$1,609,458	100.0%	$1,558,633	100.0%
Cost of home sales	1,294,563	80.4%	1,219,560	78.2%
Homebuilding gross margin	314,895	19.6%	339,073	21.8%
Add: interest in cost of home sales	38,448	2.4%	34,653	2.2%
Add: impairments and lot option abandonments	1,169	0.1%	678	—%
Adjusted homebuilding gross margin(1)	$354,512	22.0%	$374,404	24.0%
Homebuilding gross margin percentage	19.6%		21.8%
Adjusted homebuilding gross margin percentage(1)	22.0%		24.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 19.6% for the nine months ended September 30, 2017 as compared to 21.8% for the prior year period.  The decrease in gross margin percentage was primarily due to the mix of homes delivered and increased labor and materials cost. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.0% for the nine months ended September 30, 2017, compared to 24.0% for the prior year period.
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

Land and Lot Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2017	%	2016	%
Land and lot sales revenue	$69,661	100.0%	$70,204	100.0%
Cost of land and lot sales	13,299	19.1%	16,973	24.2%
Land and lot gross margin	$56,362	80.9%	$53,231	75.8%
Our land and lot gross margin percentage increased to 80.9% for the nine months ended September 30, 2017 as compared to 75.8% for the prior year period.  During the quarter ended September 30, 2017, our Pardee Homes reporting segment sold a parcel consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California, representing $66.8 million in land and lot sales revenue and $56.1 million in land and lot gross margin. This sale resulted in significant gross margin due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981. In June of 2016, our Pardee Homes reporting segment sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. Pardee Homes received $61.6 million in cash proceeds from the related sales in 2016. Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis. Additionally, we expect land and lot sales revenue to vary significantly between reporting periods based on our business decisions to maintain or decrease our land ownership in various markets. Our land and lot sale decisions will be based on a variety of factors, including, without limitation, prevailing market conditions.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$92,209	$90,621	5.7%	5.8%
General and administrative (G&A)	101,293	90,293	6.3%	5.8%
Total sales and marketing and G&A	$193,502	$180,914	12.0%	11.6%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.7% for the nine months ended September 30, 2017, compared to 5.8% for the prior year period. The decrease was primarily the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 3% increase in homes sales revenue. Total sales and marketing expense increased by $1.6 million to $92.2 million for the nine months ended September 30, 2017, compared to $90.6 million in the prior year period.
G&A expenses as a percentage of home sales revenue increased to 6.3% of home sales revenue for the nine months ended September 30, 2017 compared to 5.8% for the prior year period.  G&A expenses increased to $101.3 million for the nine months ended September 30, 2017 compared to $90.3 million in the prior year period primarily as a result of additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California and the recently announced expansion into the Sacramento, California market.
SG&A as a percentage of home sales revenue increased to 12.0% for the nine months ended September 30, 2017, compared to 11.6% in the prior year period. Total SG&A expense increased $12.6 million, to $193.5 million for the nine months ended September 30, 2017 from $180.9 million in the prior year period.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $61.7 million and $50.0 million for the nine months ended September 30, 2017 and 2016, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the nine months ended September 30, 2017 as compared to the prior year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance of the 2021 Notes in May of 2016, along with the 2027 Notes in June of 2017.

Income Tax
For the nine months ended September 30, 2017, we recorded a tax provision of $69.8 million based on an effective tax rate of 38.1%.  For the nine months ended September 30, 2016, we recorded a tax provision of $77.7 million based on an effective tax rate of 36.0%. The increase in the current year income tax rate is due to the expiration of federal energy tax credits in 2017 as well as a negative impact on the tax rate from the expiration of non-qualified stock options. The decrease in provision for income taxes is due to a decrease in income before income taxes of $32.6 million to $183.1 million for the nine months ended September 30, 2017, compared to $215.7 million for the prior year period.
Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
Maracay Homes	1,855	1,662	193	12%
Pardee Homes	15,348	15,906	(558)	(4)%
Quadrant Homes	1,169	969	200	21%
Trendmaker Homes	1,542	1,757	(215)	(12)%
TRI Pointe Homes	3,117	3,048	69	2%
Winchester Homes	1,772	1,886	(114)	(6)%
Total	24,803	25,228	(425)	(2)%
Lots Controlled(1)
Maracay Homes	751	596	155	26%
Pardee Homes	307	1,081	(774)	(72)%
Quadrant Homes	516	926	(410)	(44)%
Trendmaker Homes	314	373	(59)	(16)%
TRI Pointe Homes	667	912	(245)	(27)%
Winchester Homes	534	597	(63)	(11)%
Total	3,089	4,485	(1,396)	(31)%
Total Lots Owned or Controlled(1)	27,892	29,713	(1,821)	(6)%
__________

(1)	As of September 30, 2017 and 2016, lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2017 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2017, we had total liquidity of $554.6 million, including cash and cash equivalents of $162.4 million and $392.2 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Senior Notes
In June 2017, TRI Pointe Group issued the 2027 Notes at 100.00% of their aggregate principal amount. Net proceeds of this issuance was $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1.
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
As of September 30, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the "Senior Notes"), and there was $21.1 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $22.1 million and $10.7 million as of September 30, 2017 and December 31, 2016, respectively.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million.  In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00% depending on the Company’s leverage ratio. As of September 30, 2017, the outstanding balance under the Credit Facility was $200.0 million with an interest rate 2.99% per annum and $392.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At September 30, 2017, we had outstanding letters of credit of $7.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Stock Repurchase Program
On February 23, 2017, our board of directors approved the 2017 Repurchase Program.  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  We are not obligated under the 2017 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. For the three months ended September 30, 2017, we repurchased and retired 975,700 shares of our common stock under this program at a weighted average price of $12.83 per share for a total cost of $12.5 million. For the nine months ended September 30, 2017, we repurchased and retired 8,994,705 shares of common stock under this program at a weighted average price of $12.48 per share, for a total cost of $112.2 million.

Covenant Compliance
Under our Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2017	2017
Consolidated Tangible Net Worth	$1,681,335	$1,152,489
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	47.7%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.3	≥1.5
(Not less than 1.5:1.0)

As of September 30, 2017, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Unsecured revolving credit facility	$200,000	$200,000
Seller financed loans	—	13,726
Senior Notes	1,469,558	1,168,307
Total debt	1,669,558	1,382,033
Stockholders’ equity	1,842,429	1,829,447
Total capital	$3,511,987	$3,211,480
Ratio of debt-to-capital(1)	47.5%	43.0%

Total debt	$1,669,558	$1,382,033
Less: Cash and cash equivalents	(162,396)	(208,657)
Net debt	1,507,162	1,173,376
Stockholders’ equity	1,842,429	1,829,447
Net capital	$3,349,591	$3,002,823
Ratio of net debt-to-net capital(2)	45.0%	39.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

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

Cash Flows—Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased by $50.7 million to $210.7 million for the nine months ended September 30, 2017, from $261.3 million for the nine months ended September 30, 2016. The change was comprised of offsetting activity, including (i) an increase in real estate inventory of $401.3 million in 2017 compared to an increase of $442.7 million in 2016, offset by (ii) decrease in net income of $24.7 million in 2017 compared to the prior year period, and (iii) other offsetting activity including changes in other assets, receivables, accounts payable and accrued expenses.

•
Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2017, compared to $2.1 million for the prior year period in 2016.  The increase in cash used in investing activities was due mainly to increased investments in unconsolidated entities.

•
Net cash provided by financing activities decreased to $167.5 million for the nine months ending September 30, 2017, from $177.6 million for the same period in the prior year. The change was primarily a result of higher net borrowings from debt of $280.3 million during the nine months ended September 30, 2017, compared to $209.2 million for the nine months ended September 30, 2016, offset by higher cash used for share repurchases of $112.2 million during the nine months ended September 30, 2017, compared to $25.1 million for the nine months ended September 30, 2016.

As of September 30, 2017, our cash and cash equivalents balance was $162.4 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of September 30, 2017, we had $27.1 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $355.4 million (net of deposits).
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
As of September 30, 2017, we had total liquidity of $554.6 million, including cash of $162.4 million and $392.2 million of availability under our Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities under Development
The following table presents project information relating to each of our markets as of September 30, 2017 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Palisades	2015	63	55	8	6	22	$301 - $374
Verrado Victory	2015	98	43	55	15	13	$363 - $396
City of Chandler:
Sendera Place	2015	79	79	—	—	21	$277 - $324
Hawthorn Manor	2017	84	12	72	31	12	$517 - $559
Mission Estates	2019	26	—	26	—	—	$545 - $570
City of Gilbert:
Marquis at Morrison Ranch	2016	66	61	5	3	25	$414 - $501
Artisan at Morrison Ranch	2016	105	69	36	20	34	$339 - $392
The Preserve at Adora Trails	2017	82	11	71	30	11	$408 - $451
Marathon Ranch	2018	63	—	63	—	—	$486 - $535
Lakes At Annecy	2018	216	—	216	—	—	$276 - $309
Lakeview Trails	2019	92	—	92	—	—	$451 - $511
City of Goodyear:
Rio Paseo Villages	2018	117	—	117	—	—	$213 - $227
Rio Paseo Cottages	2018	93	—	93	—	—	$253 - $271
City of Mesa:
Kinetic Point at Eastmark	2013	80	77	3	—	2	$294 - $373
Lumiere Garden at Eastmark	2013	85	82	3	3	7	$332 - $409
Aileron Square at Eastmark	2016	58	46	12	12	22	$332 - $409
Curie Court at Eastmark	2016	106	50	56	26	20	$294 - $373
Palladium Point	2016	53	22	31	24	18	$321 - $390
The Vista at Granite Crossing	2018	37	—	37	—	—	$412 - $488
Town of Peoria:
The Reserve at Plaza del Rio	2013	162	162	—	—	27	$227 - $270
Maracay at Northlands	2014	90	90	—	—	13	$330 - $411
Legacy at The Meadows	2017	74	19	55	25	19	$415 - $441
Estates at The Meadows	2017	272	27	245	31	27	$471 - $545
Enclave at The Meadows	2018	126	—	126	5	—	$377 - $472
City of Phoenix:
Navarro Groves	2018	54	—	54	—	—	$402 - $447
Vistal	2019	204	—	204	—	—	$336 - $598
Town of Queen Creek:
The Preserve at Hastings Farms	2014	89	89	—	—	1	$300 - $385
Villagio	2013	135	135	—	—	6	$291 - $352
Phoenix, Arizona Total		2,809	1,129	1,680	231	300
Tucson, Arizona
Marana:
Tortolita Vistas	2014	55	55	—	—	14	$458 - $515
Oro Valley:
Rancho del Cobre	2014	68	66	2	—	11	$410 - $478
Desert Crest - Center Pointe Vistoso	2016	103	40	63	17	27	$257 - $302
The Cove - Center Pointe Vistoso	2016	83	37	46	24	19	$344 - $404
Summit N & S - Center Pointe Vistoso	2016	88	55	33	11	32	$393 - $428
The Pinnacle - Center Pointe Vistoso	2016	69	51	18	12	29	$446 - $478
Tucson:
Ranches at Santa Catalina	2016	34	21	13	10	15	$414 - $460
Tucson, Arizona Total		500	325	175	74	147
Maracay Total		3,309	1,454	1,855	305	447

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
California
San Diego County:
Casabella	2015	139	139	—	—	39	$900 - $1,000
Casavia	2017	83	34	49	47	34	$980 - $1,070
Artesana	2017	56	11	45	33	11	$1,680 - $1,910
Almeria	2017	80	—	80	18	—	$1,440 - $1,530
Olvera	2017	84	—	84	27	—	$1,310 - $1,425
Pacific Highlands Ranch Future	TBD	605	—	536	—	—	TBD
Olive Hill Estate	2016	37	35	2	2	19	$650 - $770
Sandstone (Castlerock)	2018	81	—	81	—	—	$650 - $680
Lake Ridge (Castlerock)	2018	129	—	129	—	—	$740 - $800
Meadowood	TBD	844	—	844	—	—	$290 - $590
Parkview Condos	2016	73	73	—	—	37	$435 - $515
Luna	2017	96	36	60	48	36	$370 - $470
Azul	2017	121	48	73	45	48	$360 - $460
Ocean View Hills Future	2017	691	—	691	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Aliento - Verano	2017	95	—	95	11	—	$540 - $660
Aliento - Arista	2017	112	11	101	25	11	$695 - $760
Aliento - 55x100	2018	94	—	94	—	—	TBD
Aliento - 70x100	2018	67	—	67	—	—	TBD
Skyline Ranch	TBD	1,220	—	1,220	—	—	$550 - $810
Riverside County:
Meadow Glen	2014	142	142	—	—	2	$350 - $410
Senterra	2016	82	61	21	16	36	$415 - $480
Vantage	2016	83	40	43	11	25	$370 - $390
Viewpoint	2016	75	69	6	4	51	$305 - $330
Overlook	2016	112	60	52	33	36	$315 - $345
Aura	2017	79	34	45	11	34	$350 - $375
Starling	2017	107	4	103	13	4	$410 - $425
Canyon Hills Future 70 x 115	2018	125	—	125	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Northstar	2015	102	96	6	4	30	$320 - $340
Skycrest	2015	131	90	41	17	22	$370 - $390
Flagstone	2016	79	52	27	11	18	$420 - $450
Lunetta	2016	89	88	1	1	33	$290 - $320
Elara	2016	215	80	135	39	60	$290 - $310
Daybreak	2017	139	—	139	29	—	$325 - $340
Cascade	2017	105	—	105	17	—	$296 - $312
Abrio	2018	83	—	83	—	—	TBD
Beacon	2018	108	—	108	—	—	TBD
Sundance Future Active Adult	TBD	704	—	704	—	—	TBD
Sundance Future	TBD	101	—	101	—	—	TBD
Avena	2017	84	—	84	—	—	$400 - $440
Tamarack	2017	84	—	84	—	—	$430 - $460
Centennial	TBD	359	—	359	—	—	$375 - $450
Banning	TBD	4,318	—	4,318	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		14,626	1,203	13,354	462	586
Nevada

Clark County:
LivingSmart Sandstone	2013	145	145	—	—	1	$228 - $255
North Peak	2015	171	96	75	24	39	$299 - $350
Castle Rock	2015	188	98	90	18	37	$340 - $430
Camino	2016	86	82	4	4	59	$255 - $270
Solano	2014	132	132	—	—	15	$300 - $335
Alterra	2014	47	47	—	—	2	$425 - $505
Bella Verdi	2015	57	49	8	4	2	$400 - $440
Escala	2016	103	39	64	10	20	$520 - $590
Montero	2016	77	33	44	26	25	$420 - $500
Strada	2017	119	13	106	11	13	$405 - $440
Linea	2018	87	—	87	—	—	$300 - $350
Meridian	2016	62	30	32	20	10	$590 - $680
Encanto	2016	51	26	25	8	15	$470 - $525
Luma	2017	71	—	71	—	—	$470 - $526
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	124	41	14	30	$410 - $465
Horizon Valle Verde	2018	53	—	53	—	—	$450 - $470
Summerglen	2014	140	140	—	—	27	$300 - $305
Keystone	2017	70	15	55	9	14	$450 - $540
Cobalt	2017	107	—	107	5	—	$355 - $420
Axis	2017	78	1	77	16	1	$825 - $1,035
The Canyons at MacDonald Ranch - R	2017	22	—	22	—	—	$515 - $585
Pivot	2017	88	—	88	8	—	$400 - $440
Strada at Pivot	2017	27	—	27	7	—	$440 - $475
Nova Ridge	2018	108	—	108	—	—	$620 - $760
Tera Luna	2017	116	—	116	—	—	$540 - $590
Onyx	2018	88	—	88	—	—	$425 - $465
Tule Springs	TBD	339	—	339	—	—	TBD
Cactus/Jones	TBD	54	—	54	—	—	TBD
Commerce & Deer Springs	TBD	143	—	143	—	—	TBD
Nevada Total		3,064	1,070	1,994	184	310
Pardee Total		17,690	2,273	15,348	646	896

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Evergreen Heights, Monroe	2016	71	46	25	25	43	$459 - $558
The Grove at Canyon Park, Bothell	2017	60	9	51	46	9	$645 - $780
Greenstone Heights, Bothell	2017	41	—	41	12	—	$920 - $1,102
King County:
Viscaia, Bellevue	2017	18	17	1	1	17	$880
Trailside, Redmond	2017	9	2	7	5	2	$1,119 - $1,317
Vareze, Kirkland	2019	82	—	82	—	—	$661 - $871
Parkwood Terrace, Woodinville	2017	15	2	13	13	2	$759 - $960
Hazelwood Ridge, Newcastle	2017	30	3	27	25	3	$805 - $1,025
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$1,100 - $1,280
Jacobs Landing, Issaquah	2017	20	—	20	1	—	$1,160 - $1,289
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,725 - $2,026
English Landing P2, Redmond	2017	25	—	25	9	—	$1,084 - $1,340
English Landing P1, Redmond	2018	50	—	50	—	—	$1,100 - $1,350
Cedar Landing, North Bend	2018	138	—	138	—	—	$660 - $810
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$915 - $1,065
Overlook at Summit Park, Maple Valley	2018	122	—	122	—	—	$600 - $765
Ray Meadows, Redmond	2018	27	—	27	—	—	$1,094 - $1,355
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	—	29	15	—	$777 - $888
Canton Crossing, Maple Valley	2017	51	2	49	14	2	$563 - $655
Aurea, Sammamish	2018	41	—	41	—	—	$670 - $860
Aldea (Avalon Townhomes), Newcastle	2018	129	—	129	—	—	$620 - $885
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	12	60	10	12	$443 - $501
Harbor Hill S-2, Gig Harbor	2017	41	—	41	5	—	$425 - $464
Kitsap County:
Mountain Aire, Poulsbo	2016	145	69	76	25	40	$412 - $473
Winslow Grove, Bainbridge Island	2018	19	—	19	—	—	$1,067 - $1,212
Closed Communities	N/A	—	—	—	—	76	N/A
Washington Total		1,331	162	1,169	206	206
Quadrant Total		1,331	162	1,169	206	206

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	27	7	6	6	$380
Pomona, Manvel	2015	49	18	31	8	13	$360 - $455
Rise Meridiana	2016	31	14	17	4	13	$288 - $346
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	35	13	22	4	9	$370 - $465
Cross Creek Ranch 65', Fulshear	2013	61	47	14	4	14	$429 - $488
Cross Creek Ranch 70', Fulshear	2013	100	70	30	5	10	$485 - $548
Cross Creek Ranch 80', Fulshear	2013	68	63	5	2	10	$551 - $666
Cross Creek Ranch 90', Fulshear	2013	28	22	6	4	10	$654 - $718
Villas at Cross Creek Ranch, Fulshear	2013	101	101	—	—	1	$454 - $496
Fulshear Run, Richmond	2016	45	11	34	4	10	$562 - $668
Harvest Green 75', Richmond	2015	21	16	5	2	7	$426 - $500
Sienna Plantation 85', Missouri City	2015	39	20	19	1	10	$546 - $645
Villas at Sienna South, Missouri City	2015	19	17	2	2	8	$383 - $407
Lakes of Bella Terra, Richmond	2013	109	109	—	—	8	$465 - $553
Villas at Aliana, Richmond	2013	117	98	19	5	11	$399 - $451
Riverstone 55', Sugar Land	2013	97	97	—	—	1	$437 - $467
Harris County:
Towne Lake Living Views, Cypress	2013	122	122	—	—	4	$468 - $561
The Groves, Humble	2015	72	41	31	2	12	$323 - $524
Lakes of Creekside	2015	21	7	14	1	6	$512 - $585
Bridgeland '80, Cypress	2015	117	96	21	6	12	$522 - $611
Bridgeland Patio, Cypress	2017	30	8	22	10	7	$344 - $413
Bridgeland 70'	TBD	4	—	4	—	—	TBD
Villas at Bridgeland 50'	TBD	1	—	1	—	—	TBD
Elyson 70', Cypress	2017	20	4	16	3	4	$454 - $496
Hidden Arbor, Cypress	2015	129	66	63	26	42	$366 - $586
Clear Lake, Houston	2015	770	255	515	54	53	$330 - $655
Montgomery County:
Woodtrace, Woodtrace	2014	39	26	13	3	8	$438 - $480
Northgrove, Tomball	2015	25	5	20	—	4	$454 - $498
Bender's Landing Estates, Spring	2014	104	50	54	11	11	$468 - $563
The Woodlands, Creekside Park	2015	100	29	71	10	15	$410 - $624
Waller County:
Cane Island, Katy	2015	23	17	6	1	3	$525 - $634
Mustang Estates	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	7	22	8	4	$460 - $535
Rancho Sienna 60'	2017	26	1	25	4	1	$350 - $422
Hays County:
Belterra 60', Austin	2017	28	3	25	7	3	$375 - $466
Belterra 80', Austin	2016	37	14	23	5	8	$535 - $603
Headwaters, Dripping Springs	2017	30	3	27	9	3	$420 - $479
Travis County:
Lakes Edge 70'	TBD	6	—	6	1	—	$620 - $806
Other:
Avanti Custom Homes	2007	125	123	2	1	2	$480 - $856
Texas Total		3,162	1,620	1,542	213	343
Trendmaker Homes Total		3,162	1,620	1,542	213	343

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Messina, Irvine	2014	102	88	14	8	18	$1,565 - $1,710
Aria, Rancho Mission Viejo	2016	151	82	69	17	34	$623 - $688
Aubergine, Rancho Mission Viejo	2016	66	38	28	24	15	$983 - $1,129
Viridian	2017	57	—	57	—	—	$855 - $920
Carlisle 10-Pack Garden Court, Irvine	2017	74	8	66	39	8	$670 - $780
Sterling Row Townhomes, Irvine	2017	96	11	85	33	11	$574 - $754
Varenna at Orchard Hills, Irvine	2016	71	26	18	13	18	$1,170 - $1,235
Alston, Anaheim	2017	75	—	75	19	—	$805 - $850
StrataPointe, Buena Park	2017	149	10	139	55	10	$515 - $656
Cadence Park	2018	70	—	70	—	—	TBD
San Diego County:
Prism at Weston	2018	142	—	142	—	—	$585 - $620
Talus at Weston	2018	63	—	63	—	—	$680 - $705
Riverside County:
Kite Ridge, Riverside	2014	87	87	—	—	25	$472 - $500
Serrano Ridge at Sycamore Creek, Riverside	2015	87	87	—	—	24	$403 - $429
Terrassa Court, Corona	2015	94	51	43	29	38	$421 - $474
Terrassa Villas, Corona	2015	52	14	38	—	8	$453 - $495
Los Angeles County:
Grayson at Five Knolls, Santa Clarita	2015	119	89	30	16	40	$559 - $586
VuePointe, El Monte	2017	102	—	102	22	—	$452 - $552
Bradford @ Rosedale, Azusa	2017	52	5	22	13	5	$816 - $871
Golden Valley/ Lucera at Aliento	2017	67	6	61	16	6	$622 - $645
Golden Valley/Tierno at Aliento	2017	63	8	55	20	8	$667 - $695
Sonrisa	2017	155	—	155	—	—	TBD
San Bernardino County:
Sedona at Parkside, Ontario	2015	152	140	12	12	48	$405 - $443
Kensington at Park Place, Ontario	2015	67	67	—	—	22	$507 - $539
St. James at Park Place, Ontario	2015	125	89	36	29	38	$514 - $544
Ventura County:
The Westerlies, Oxnard	2015	116	95	21	21	50	$435 - $552
Southern California Total		2,454	1,001	1,401	386	426
Northern California
Contra Costa County:
Berkshire at Barrington, Brentwood	2014	123	122	1	—	16	$508 - $587
Hawthorne at Barrington, Brentwood	2014	105	103	2	1	9	$572 - $620
Marquette at Barrington, Brentwood	2015	90	64	26	9	20	$695 - $730
Wynstone at Barrington, Brentwood	2017	92	19	73	18	19	$480 - $634
Santa Clara County:
Derose, Morgan Hill	2018	65	—	65	—	—	$600 - $820
Solano County:
Redstone, Vacaville	2015	141	91	50	16	31	$470 - $533
Green Valley-Lewis, Fairfield	2018	91	—	91	—	—	$510 - $550
Green Valley-Westgate, Fairfield	2018	56	—	56	—	—	$555 - $599
San Joaquin County:
Ventana, Tracy	2015	93	85	8	4	29	$457 - $557
Sundance, Mountain House	2015	113	102	11	5	28	$595 - $675
Sundance II, Mountain House	2018	138	—	138	8	—	$600 - $710

Alameda County:
Cadence, Alameda Landing	2015	91	77	14	13	15	$1,182 - $1,390
Linear, Alameda Landing	2015	106	69	37	15	5	$769 - $1,020
Symmetry, Alameda Landing	2016	56	51	5	—	25	$865 - $950
Commercial, Alameda Landing		2	—	2	—	—	$620
Parasol, Fremont	2016	39	39	—	—	15	$770 - $1,050
Blackstone at the Cannery, Hayward SFA	2016	105	40	65	32	16	$626 - $726
Blackstone at the Cannery, Hayward SFD	2016	52	47	5	8	28	$709 - $769
Coopers Place, Livermore	2017	31	2	29	18	2	$660 - $670
Slate at Jordan Ranch, Dublin	2017	56	2	54	12	2	$1,050 - $1,169
Onyx at Jordan Ranch, Dublin	2017	105	—	105	8	—	$875 - $925
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$855 - $1,035
Mission Stevenson, Fremont	2018	77	—	77	—	—	$675 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,080 - $2,235
Pleasant Hill	2018	44	—	44	—	—	TBD
Sacramento County:
Natomas	2018	94	—	94	—	—	TBD
Northern California Total		2,041	913	1,128	167	260
California Total		4,495	1,914	2,529	553	686
Colorado
Douglas County:
Terrain 4000 Series, Castle Rock	2013	149	147	2	—	5	$358 - $411
Terrain 3500 Series, Castle Rock	2015	67	64	3	—	—	$327 - $350
Terrain Ravenwood Village (3500)	2017	157	—	88	7	—	$379 - $426
Terrain Ravenwood Village (4000)	2017	100	—	38	5	—	$400 - $463
Jefferson County:
Leyden Rock 5000 Series, Arvada	2015	67	67	—	—	3	$454 - $509
Candelas 6000 Series, Arvada	2015	76	40	36	19	19	$534 - $671
Candelas 3500 Series, Arvada	2016	97	22	75	18	18	$405 - $467
Candelas 5000 Series, Arvada	2017	62	—	62	12	—	$510 - $564
Crown Pointe, Westminster	2018	64	—	64	—	—	$415 - $486
Larimer County:
Centerra 5000 Series, Loveland	2015	79	63	16	9	24	$411 - $469
Arapahoe County:
Whispering Pines, Aurora	2015	115	19	96	21	16	$589 - $656
Adams County:
Amber Creek, Thornton	2017	121	13	108	15	12	$386 - $469
Colorado Total		1,154	435	588	106	97
TRI Pointe Total		5,649	2,349	3,117	659	783

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2017	Lots Owned as of September 30, 2017(3)	Backlog as of September 30, 2017(4)(5)		Homes Delivered for the Nine Months Ended September 30, 2017	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	36	—	36	17		—	$440 - $520
Two Rivers Cascades SFD, Crofton	2018	7	—	7	—		—	$600 - $620
Watson's Glen, Millersville	2015	103	4	99	—		—	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale SFD	2015	222	69	153	26		29	$495 - $597
Landsdale Townhomes	2015	100	33	67	12		7	$320 - $378
Landsdale TND Neo SFD	2015	77	25	52	5		11	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	123	236	33		32	$480 - $745
Cabin Branch Avenue Townhomes	2017	121	1	120	16		1	$425 - $485
Cabin Branch Townhomes	2014	507	192	315	22		61	$391 - $435
Preserve at Stoney Spring	N/A	5	—	5	—		—	N/A
Poplar Run, Silver Spring
Poplar Run SFD	2010	305	270	35	19		21	$562 - $786
Poplar Run Single Family Neos	2016	29	26	3	1		11	$545 - $635
Potomac Highlands, Potomac	2017	23	5	18	7	#	5	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	20	151	17		13	$435 - $513
Chapman Row, Rockville	2018	61	—	61	—		—	TBD
Closed Communities	N/A	—	—	—	—		1
Maryland Total		2,126	768	1,358	175		192
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	8	6	4		1	$1,363 - $1,675
Stuart Mill, Oakton	N/A	5	—	5	—		—	N/A
Westgrove, Fairfax	2018	24	—	24	—		—	TBD
West Oaks Corner	2019	188	—	188	—		—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	84	84	31		35	$370 - $440
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	12	—	12	4		—	$708 - $724
Vistas at Lansdowne, Lansdowne	2015	120	52	68	17		14	$574 - $674
Willowsford Grant II, Aldie	2017	29	7	22	5		7	$1,000 - $1,326
Willowsford Greens	N/A	5	—	5	—		—	N/A
Closed Communities	N/A	—	—	—	—		16
Virginia Total		565	151	414	61		73
Winchester Total		2,691	919	1,772	236		265

Combined Company Total		33,832	8,777	24,803	2,265		2,940
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of September 30, 2017 include owned lots in backlog as of September 30, 2017.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2017, 1,695 homes are under construction, 278 homes have completed construction, and 292 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2017. We did not enter into during the nine months ended September 30, 2017, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the nine months ended September 30, 2017.

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
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, employment discrimination, workers’ compensation and other employment-related liabilities of their contractors.  A 2015 National Labor Relations Board ruling held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors' employees. This ruling has been appealed and legislation has been introduced to limit joint-employer liability. If the ruling is not overturned on appeal, limited by legislation, or revisited by the National Labor Relations Board, it could make us responsible for collective bargaining obligations and labor law violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, California’s Governor recently signed legislation, AB 1701, that will require direct construction contractors to assume and be liable for unpaid wages, fringe or other benefit payments or contributions, including interest, incurred by a subcontractor at any tier for contracts entered into on or after January 1, 2018. While we are still analyzing the ultimate impact this legislation could have on our business, we believe it may result in increased costs. While we attempt to pass on cost increases to homebuyers through increased prices, we may be unable to offset cost increases with higher selling prices.

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
During the three months ended September 30, 2017, we repurchased and retired the following shares pursuant to our 2017 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2017 to July 31, 2017	—	$—	—	$50,303,199
August 1, 2017 to August 31, 2017	310,000	$12.84	310,000	$46,321,839
September 1, 2017 to September 30, 2017	665,700	$12.83	665,700	$37,783,295
Total	975,700	$12.83	975,700
__________
(1)     During the three months ended September 30, 2017, we repurchased and retired an aggregate of 975,700 shares of our common stock for $12,519,904.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: October 25, 2017		Chief Financial Officer