Form 10-K
period 2017-12-31
TRI Pointe Group, Inc.
filed 2018-02-20
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price of $13.19 as reported by the New York Stock Exchange, was $1,950,059,287.
151,212,457 shares of common stock were issued and outstanding as of February 8, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions from the registrant’s proxy statement relating to its 2018 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Group, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
Factors listed in this section–as well as other factors–may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect it will have on our operations, financial condition, or share price.
We undertake no, and hereby disclaim any, obligation to update or revise any forward-looking statements, unless required by law. However, we reserve the right to make such updates or revisions from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this annual report on Form 10-K. No update or revision shall be deemed to indicate that other statements not addressed by that update or revision remain correct or create an obligation to provide any other updates or revisions.
Forward-Looking Statements
Forward-looking statements that are included in this annual report on Form 10-K are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, outcome of legal proceedings, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
Risks, Uncertainties and Assumptions
The major risks and uncertainties–and assumptions that are made–that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of our internal performance plans, including any restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material prices;

•	oil and other energy prices;

•	the effect of weather, including the re-occurrence of drought conditions in California;

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

•	changes in accounting principles;

•	risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and

•	other factors described in “Risk Factors.”

EXPLANATORY NOTE
As used in this annual report on Form 10-K, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-K) have the following meanings, unless the context otherwise requires:

•	For periods prior to July 7, 2015: TRI Pointe Homes, Inc., a Delaware corporation (“TRI Pointe Homes”) and its subsidiaries; and

•	For periods from and after July 7, 2015: TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.  The section entitled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K identifies some of the important risk factors that may affect our business, results of operations and financial condition.  Investors should carefully consider those risks, in addition to the information in this annual report on Form 10-K, before deciding to invest in, or maintain an investment in, our common stock. “Winchester” is a registered trademark and is used with permission.

PART I.

Item 1.	Business

Our Company
TRI Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry.  Since then, we have grown from a Southern California fee homebuilder into a regionally focused national homebuilder with a portfolio of the following six quality homebuilding brands operating in 15 markets across eight states:

•	Maracay Homes in Arizona;

•	Pardee Homes in California and Nevada;

•	Quadrant Homes in Washington;

•	Trendmaker Homes in Texas;

•	TRI Pointe Homes in California and Colorado; and

•	Winchester Homes in Maryland and Virginia.
Our growth strategy is to capitalize on high demand in selected "core" markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.  As of December 31, 2017, our operations consisted of 130 active selling communities and 27,312 lots owned or controlled.  See “Lots Owned or Controlled” below.  Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes.  As a result, we build across a variety of base sales price points, ranging from approximately $223,000 to $2.2 million, and home sizes, ranging from approximately 1,020 to 5,600 square feet.  See “Description of Projects and Communities under Development” below.  For the years ended December 31, 2017 and 2016, we delivered 4,697 and 4,211 homes, respectively, and the average sales price of our new homes delivered was approximately $582,000 and $553,000, respectively.
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
In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (“2019 Notes”) and TRI Pointe Homes' 5.875% Senior Notes due 2024 (“2024 Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ unsecured revolving credit facility.

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
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership
Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 28 years and have a successful track record of managing and growing a public homebuilding company.  Spanning over a century, their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets.  In addition, the management teams at each of our homebuilding subsidiaries have substantial industry knowledge and local market expertise. We believe that our management teams’ prior experience, extensive relationships and strong local reputations provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market recovery.  We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, Colorado, Texas, Nevada, the Washington, D.C. metro area, and Washington State.  These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing.  We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets.  Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries.  We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.
Strong Operational Discipline and Controls
Our management teams pursue a hands-on approach.  Our strict operating discipline, including financial accountability at the project management level, is a key part of our strategy to maximize returns while minimizing risk.
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
Increase Market Position in Growth Markets
We believe that there are opportunities to expand profitably in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results.  We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital.  While our primary growth strategy has focused on increasing our market position in our existing markets, we may, on an opportunistic basis, explore expansion into other markets through organic growth or acquisition.

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
Offer a Diverse Range of Products
We are a builder with a wide variety of product offerings that enable us to meet the specific needs of each of our core markets, which we believe provides us with a balanced portfolio and an opportunity to increase market share.  We have demonstrated expertise in effectively building homes across product offerings from entry-level through luxury and active adult.  We spend extensive time studying and designing our products through the use of architects, consultants and homebuyer focus groups for all levels and price points in our target markets.  We believe our diversified product strategy enables us to best serve a wide range of homebuyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk.  Within each of our core markets we determine the profile of homebuyers we hope to address and design neighborhoods and homes with the specific needs of those homebuyers in mind.
Focus on Efficient Cost Structure and Target Attractive Returns
Our experienced management teams are vigilant in maintaining their focus on controlling costs.  We competitively bid new projects and phases while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.
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

Lots Owned or Controlled
As of December 31, 2017, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 27,312 lots.  We refer to lots that are under land option contracts as "controlled." See "Acquisition Process" below.  Excluded from lots owned or controlled are investments described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2017.

	Lots Owned	Lots Controlled	Lots Owned or Controlled
Maracay Homes	1,950	569	2,519
Pardee Homes	14,925	219	15,144
Quadrant Homes	1,070	656	1,726
Trendmaker Homes	1,508	347	1,855
TRI Pointe Homes	2,890	1,074	3,964
Winchester Homes	1,597	507	2,104
Total	23,940	3,372	27,312

Description of Projects and Communities under Development
Our lot inventory includes land that we are holding for future development.  The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development.  The following table presents project information relating to each of our markets as of December 31, 2017 and includes information on current projects under development where we are building and selling homes as of December 31, 2017.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Palisades	2015	63	62	1	—	29	$301 - $374
Verrado Victory	2015	98	49	49	16	19	$368 - $400
City of Chandler:
Hawthorn Manor	2017	84	31	53	14	31	$517 - $559
Mission Estates	2019	26	—	26	—	—	$545 - $570
Windermere Ranch	2019	91	—	91	—	—	$448 - $476
City of Gilbert:
Marquis at Morrison Ranch	2016	66	65	1	—	29	$414 - $501
Artisan at Morrison Ranch	2016	105	85	20	13	50	$340 - $393
The Preserve at Adora Trails	2017	82	34	48	21	34	$414 - $457
Marathon Ranch	2018	63	—	63	—	—	$486 - $535
Lakes At Annecy	2018	216	—	216	—	—	$276 - $311
Lakeview Trails	2019	92	—	92	—	—	$451 - $511
Copper Bend	2019	38	—	38	—	—	$451 - $484
City of Goodyear:
Rio Paseo Villages	2018	117	—	117	—	—	$213 - $227
Rio Paseo Cottages	2018	93	—	93	2	—	$253 - $271
City of Mesa:
Kinetic Point at Eastmark	2013	80	77	3	—	2	$294 - $373
Lumiere Garden at Eastmark	2013	85	83	2	2	8	$332 - $409
Curie Court at Eastmark	2016	106	58	48	27	28	$294 - $373
Palladium Point	2016	53	34	19	16	30	$321 - $390
The Vista at Granite Crossing	2018	37	—	37	—	—	$424 - $499
Eastmark DU6 Parcel 14	2019	53	—	53	—	—	$350 - $400
Town of Peoria:
Legacy at The Meadows	2017	74	26	48	26	26	$419 - $445
Estates at The Meadows	2017	272	43	229	23	43	$476 - $550
Enclave at The Meadows	2018	126	—	126	12	—	$380 - $475
Riverwalk	2019	94	—	94	—	—	$494 - $547
City of Phoenix:
Navarro Groves	2018	54	—	54	—	—	$402 - $447
Avance	2019	204	—	204	—	—	$336 - $598
Closed Communities	N/A	—	—	—	—	102	N/A
Phoenix, Arizona Total		2,472	647	1,825	172	431
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	49	54	14	36	$259 - $304
The Cove - Center Pointe Vistoso	2016	83	49	34	14	31	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	65	23	7	42	$395 - $430
The Pinnacle - Center Pointe Vistoso	2016	69	60	9	6	38	$448 - $480
Tucson:
Ranches at Santa Catalina	2016	34	29	5	4	23	$414 - $460
Closed Communities	N/A	—	—	—	—	27	N/A
Tucson, Arizona Total		377	252	125	45	197
Maracay Total		2,849	899	1,950	217	628

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
California
San Diego County:
Casavia	2017	83	63	20	20	63	$980 - $1,070
Artesana	2017	56	30	26	20	30	$1,685 - $1,910
Almeria	2017	80	15	65	14	15	$1,440 - $1,550
Olvera	2017	84	15	69	25	15	$1,315 - $1,450
Pacific Highlands Ranch Future	TBD	536	—	536	—	—	TBD
Sandstone (Weston)	2018	81	—	81	6	—	$640 - $670
Lake Ridge (Weston)	2018	129	—	129	12	—	$710 - $805
Meadowood	TBD	844	—	844	—	—	$290 - $590
Luna	2017	96	67	29	27	67	$370 - $475
Azul	2017	121	64	57	41	64	$360 - $475
Veraz	2018	111	—	111	—	—	$330 - $430
Moderna	2018	112	—	112	—	—	$325 - $375
Ocean View Hills Future	2018	468	—	468	—	—	TBD
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Aliento - Verano	2017	95	5	90	12	5	$540 - $660
Aliento - Arista	2017	112	29	83	12	29	$700 - $780
Aliento - 55x100	2018	94	—	94	—	—	TBD
Aliento - Cresta	2018	67	—	67	—	—	$775 - $840
Skyline Ranch	2019	1,220	—	1,220	—	—	$550 - $810
Riverside County:
Senterra	2016	82	79	3	2	54	$415 - $485
Vantage	2016	83	52	31	10	37	$380 - $400
Viewpoint	2016	75	73	2	2	55	$305 - $335
Overlook	2016	112	90	22	18	66	$320 - $355
Aura	2017	79	48	31	5	48	$360 - $380
Starling	2017	107	15	92	9	15	$410 - $430
Canyon Hills Future 70 x 115	2018	125	—	125	—	—	TBD
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Skycrest	2015	125	107	18	5	39	$378 - $400
Flagstone	2016	79	64	15	6	30	$430 - $450
Elara	2016	215	119	96	12	99	$300 - $320
Daybreak	2017	139	25	114	11	25	$340 - $360
Cascade	2017	105	27	78	2	27	$300 - $320
Abrio	2018	82	—	82	—	—	$385 - $415
Beacon	2018	108	—	108	—	—	$440 - $455
Sundance Future Active Adult	2018	704	—	704	—	—	TBD
Sundance Future	TBD	108	—	108	—	—	TBD
Avena	2018	84	—	84	1	—	$440 - $470
Tamarack	2018	84	—	84	17	—	$460 - $500
Spencer's Crossing PA24	2018	82	—	82	—	—	TBD
Canvas	2018	89	—	89	—	—	$390 - $405
Kadence	2018	85	—	85	—	—	$405 - $425
Newland	2018	93	—	93	—	—	$430 - $450
Easton	2018	92	—	92	—	—	$445 - $470
Banning	2020	4,318	—	4,318	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities	N/A	—	—	—	—	169	N/A
California Total		14,057	987	13,070	289	952

Nevada
Clark County:
North Peak	2015	171	122	49	17	65	$303 - $357
Castle Rock	2015	188	116	72	15	55	$345 - $440
Camino	2016	86	84	2	—	61	$255 - $270
Bella Verdi	2015	57	51	6	1	4	$400 - $440
Escala	2016	103	53	50	3	34	$520 - $590
Montero	2016	77	57	20	9	49	$425 - $505
Strada	2017	119	24	95	2	24	$405 - $440
Linea	2018	87	—	87	—	—	$335 - $370
Meridian	2016	62	42	20	10	22	$590 - $685
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	34	17	6	23	$470 - $530
Luma	2018	63	—	63	2	—	$470 - $526
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	135	30	13	41	$415 - $470
Horizon Valle Verde	2018	53	—	53	—	—	$450 - $470
Keystone	2017	70	24	46	7	23	$450 - $540
Cobalt	2017	98	3	95	4	3	$360 - $430
Onyx	2018	97	—	97	—	—	$435 - $455
Axis	2017	78	10	68	9	10	$835 - $1,070
The Canyons at MacDonald Ranch - R	2018	22	—	22	—	—	$515 - $585
Pivot	2017	88	12	76	4	12	$400 - $450
Strada at Pivot	2017	27	7	20	4	7	$445 - $480
Nova Ridge	2018	108	1	107	14	1	$635 - $800
Tera Luna	2018	116	—	116	—	—	$545 - $595
Indogo	2018	202	—	202	—	—	$267 - $276
Larimar	2018	170	—	170	—	—	$320 - $360
Blackstone	2018	140	—	140	—	—	$369 - $430
Cactus/Jones	TBD	54	—	54	—	—	$349 - $375
Closed Communities	N/A	—	—	—	—	45	N/A
Nevada Total		2,630	775	1,855	120	479
Pardee Total		16,687	1,762	14,925	409	1,431

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
Washington
Snohomish County:
Evergreen Heights, Monroe	2016	71	63	8	7	60	$503 - $558
The Grove at Canyon Park, Bothell	2017	60	38	22	19	38	$685 - $780
Greenstone Heights, Bothell	2017	41	2	39	16	2	$920 - $1,104
Grove North, Bothell	2019	43	—	43	—	—	$765 - $870
King County:
Vareze, Kirkland	2019	82	—	82	—	—	$675 - $885
Parkwood Terrace, Woodinville	2017	15	6	9	8	6	$829 - $945
Hazelwood Ridge, Newcastle	2017	30	22	8	6	22	$895 - $1,025
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$1,100 - $1,260
Jacobs Landing, Sammamish	2017	20	1	19	3	1	$1,160 - $1,282
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,680 - $1,930
English Landing P2, Redmond	2017	25	7	18	7	7	$1,093 - $1,349
English Landing P1, Redmond	2018	50	—	50	—	—	$1,150 - $1,386
Cedar Landing, North Bend	2019	138	—	138	—	—	$660 - $810
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$960 - $1,135
Overlook at Summit Park, Maple Valley	2018	126	—	126	—	—	$600 - $765
Ray Meadows, Redmond	2018	27	—	27	—	—	$1,095 - $1,375
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Breva, Bellevue	2017	29	19	10	10	19	$793 - $888
Canton Crossing, Maple Valley	2017	51	16	35	11	16	$572 - $650
Aurea, Sammamish	2019	41	—	41	—	—	$670 - $860
Aldea (Avalon Townhomes), Newcastle	2018	129	—	129	—	—	$640 - $905
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	23	49	10	23	$432 - $523
Harbor Hill S-2, Gig Harbor	2017	41	7	34	5	7	$416 - $463
Kitsap County:
Mountain Aire, Poulsbo	2016	145	77	68	42	48	$412 - $469
Winslow Grove, Bainbridge Island	2018	19	—	19	—	—	$1,067 - $1,212
Closed Communities	N/A	—	—	—	—	103	N/A
Washington Total		1,351	281	1,070	144	352
Quadrant Homes Total		1,351	281	1,070	144	352

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	29	5	5	8	$380
Pomona, Manvel	2015	49	21	28	5	16	$369 - $464
Rise Meridiana	2016	36	17	19	3	16	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	35	15	20	4	11	$370 - $470
Cross Creek Ranch 65', Fulshear	2013	61	51	10	3	18	$437 - $498
Cross Creek Ranch 70', Fulshear	2013	107	72	35	5	12	$485 - $548
Cross Creek Ranch 80', Fulshear	2013	51	40	11	2	12	$571 - $676
Cross Creek Ranch 90', Fulshear	2013	31	26	5	2	14	$654 - $718
Fulshear Run, Richmond	2016	54	18	36	5	17	$562 - $668
Harvest Green 75', Richmond	2015	27	20	7	6	11	$446 - $520
Sienna Plantation 85', Missouri City	2015	39	21	18	2	11	$546 - $645
Villas at Aliana, Richmond	2013	117	106	11	2	19	$399 - $451
Harris County:
The Groves, Humble	2015	82	45	37	2	16	$323 - $524
Lakes of Creekside	2015	21	9	12	2	8	$512 - $585
Bridgeland 80', Cypress	2015	123	101	22	8	17	$524 - $611
Bridgeland Patio, Cypress	2017	32	15	17	6	14	$344 - $413
Bridgeland 70'	TBD	9	—	9	—	—	$479 - $538
Villas at Bridgeland 50'	TBD	1	—	1	—	—	TBD
Elyson 70', Cypress	2017	20	8	12	1	8	$454 - $496
Hidden Arbor, Cypress	2015	129	88	41	10	64	$375 - $584
Clear Lake, Houston	2015	770	288	482	48	74	$330 - $660
Montgomery County:
Woodtrace, Woodtrace	2014	39	30	9	3	12	$441 - $480
Northgrove, Tomball	2015	25	5	20	—	4	$454 - $498
Bender's Landing Estates, Spring	2014	104	60	44	8	21	$473 - $568
The Woodlands, Creekside Park	2015	104	39	65	8	25	$413 - $624
Waller County:
Cane Island, Katy	2015	23	20	3	—	6	$525 - $634
Mustang Estates	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	16	13	5	13	$460 - $535
Rancho Sienna 60'	2017	28	4	24	1	4	$350 - $422
Rancho Sienna 80'	2018	4	—	4	2	—	TBD
Highlands at Mayfield Ranch 50'	TBD	11	—	11	—	—	TBD
Highlands at Mayfield Ranch 60'	TBD	1	—	1	—	—	TBD
Hays County:
Belterra 60', Austin	2017	33	9	24	5	9	$375 - $466
Belterra 80', Austin	2016	37	18	19	4	12	$535 - $603
Headwaters, Dripping Springs	2017	30	7	23	3	7	$420 - $479
Travis County:
Lakes Edge 70'	TBD	45	—	45	7	—	$623 - $806
Lakes Edge 80'	TBD	14	—	14	5	—	$620 - $806
Other:
Avanti Custom Homes	2007	125	124	1	1	3	$480 - $856
Closed Communities	N/A	—	—	—	—	24	N/A
Texas Total		2,830	1,322	1,508	173	506
Trendmaker Homes Total		2,830	1,322	1,508	173	506

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	95	56	20	47	$636 - $708
Aubergine, Rancho Mission Viejo	2016	66	58	8	5	35	$983 - $1,129
Viridian	2018	72	—	72	—	—	$865 - $930
Carlisle 10-Pack Garden Court, Irvine	2017	74	23	51	39	23	$672 - $790
Sterling Row Townhomes, Irvine	2017	96	22	74	53	22	$587 - $789
Varenna at Orchard Hills, Irvine	2016	71	39	9	13	31	$1,175 - $1,240
Alston, Anaheim	2017	75	19	56	4	19	$810 - $850
StrataPointe, Buena Park	2017	149	54	95	25	54	$530 - $667
Cadence Park	2018	70	—	70	—	—	TBD
San Diego County:
Prism at Weston	2018	142	—	142	5	—	$591 - $623
Talus at Weston	2018	63	—	63	5	—	$675 - $703
Riverside County:
Terrassa Court, Corona	2015	94	67	27	18	54	$441 - $494
Terrassa Villas, Corona	2015	52	14	38	11	8	$484 - $537
Los Angeles County:
Grayson at Five Knolls, Santa Clarita	2015	119	111	8	1	62	$559 - $586
VuePointe, El Monte	2017	102	14	88	39	14	$458 - $561
Bradford @ Rosedale, Azusa	2017	52	15	37	12	15	$821 - $881
Lucera at Aliento	2017	67	23	44	6	23	$622 - $645
Tierno at Aliento	2017	63	27	36	9	27	$667 - $695
Sonrisa	2018	155	—	155	—	—	TBD
San Bernardino County:				—
St. James at Park Place, Ontario	2015	125	109	16	9	58	$514 - $544
Ventura County:
The Westerlies, Oxnard	2015	116	102	14	14	57	$435 - $552
Closed Communities	N/A	—	—	—	—	163	N/A
Southern California Total		1,974	792	1,159	288	712
Northern California
Contra Costa County:
Marquette at Barrington, Brentwood	2015	90	75	15	4	31	$695 - $730
Wynstone at Barrington, Brentwood	2017	92	36	56	4	36	$518 - $634
Santa Clara County:
Derose, Morgan Hill	2018	65	—	65	—	—	$690 - $975
Solano County:
Redstone, Vacaville	2015	141	106	35	7	46	$485 - $548
Green Valley-Bloom, Fairfield	2018	91	—	91	6	—	$530 - $575
Green Valley-Harvest, Fairfield	2018	56	—	56	6	—	$575 - $630
San Joaquin County:
Ventana, Tracy	2015	93	90	3	1	34	$463 - $558
Sundance, Mountain House	2015	113	105	8	1	31	$595 - $675
Sundance II, Mountain House	2017	138	3	135	15	3	$600 - $710
Alameda County:
Cadence, Alameda Landing	2015	91	89	2	2	27	$1,122 - $1,339
Linear, Alameda Landing	2015	106	85	21	8	21	$779 - $955
Symmetry, Alameda Landing	2016	56	53	3	3	27	$865 - $950
Commercial, Alameda Landing	TBD	2	—	2	—	—	$620
Blackstone at the Cannery, Hayward SFA	2016	105	74	31	13	50	$666 - $769
Coopers Place, Livermore	2017	31	22	9	6	22	$660 - $670
Slate at Jordan Ranch, Dublin	2017	56	16	40	7	16	$1,070 - $1,189
Onyx at Jordan Ranch, Dublin	2017	105	9	96	6	9	$875 - $925
Jordan Ranch II, Dublin	2018	45	—	45	—	—	$855 - $1,000

Mission Stevenson, Fremont	2018	77	—	77	—	—	$675 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,080 - $2,235
Pleasant Hill	2018	44	—	44	—	—	$875 - $945
Parkside, Oakland	2018	128	—	128	—	—	$720 - $805
Sacramento County:
Natomas	2018	94	—	94	—	—	TBD
Closed Communities	N/A	—	—	—	—	76	N/A
Northern California Total		1,850	763	1,087	89	429
California Total		3,824	1,555	2,246	377	1,141
Colorado
Douglas County:
Terrain 3500 Series, Castle Rock	2015	67	65	2	—	1	$327 - $350
Terrain Ravenwood Village (3500)	2018	157	—	157	11	—	$366 - $416
Terrain Ravenwood Village (4000)	2018	100	—	100	6	—	$400 - $463
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	53	23	12	32	$534 - $671
Candelas 3500 Series, Arvada	2016	97	36	61	19	32	$401 - $451
Candelas 5000 Series, Arvada	2017	62	9	53	9	9	$510 - $564
Crown Pointe, Westminster	2018	64	—	64	—	—	$418 - $489
Larimer County:
Centerra 5000 Series, Loveland	2015	79	75	4	3	36	$411 - $469
Arapahoe County:
Whispering Pines, Aurora	2015	115	27	88	24	24	$586 - $662
Adams County:
Amber Creek, Thornton	2017	121	29	92	16	28	$396 - $459
Closed Communities	N/A	—	—	—	—	10	N/A
Colorado Total		938	294	644	100	172
TRI Pointe Total		4,762	1,849	2,890	477	1,313

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2017	Lots Owned as of December 31, 2017(3)	Backlog as of December 31,2017(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2017	Sales Price Range(in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	52	8	44	13	8	$445 - $555
Two Rivers Cascades SFD, Crofton	2018	13	—	13	2	—	$600 - $620
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	86	136	19	46	$495 - $597
Landsdale Townhomes	2015	100	47	53	3	21	$320 - $378
Landsdale TND Neo SFD	2015	77	27	50	5	13	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	144	215	24	53	$510 - $745
Cabin Branch Avenue Townhomes	2017	121	24	97	10	24	$425 - $485
Cabin Branch Townhomes	2014	507	221	286	6	90	$306 - $435
Preserve at Stoney Spring, Poolesville	N/A	5	—	5	—	—	N/A
Poplar Run, Silver Spring
Poplar Run SFD	2010	305	281	24	14	32	$562 - $786
Poplar Run Single Family Neos	2016	29	28	1	—	13	$545 - $635
Potomac Highlands, Potomac	2017	23	16	7	3	16	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	36	135	14	29	$435 - $513
Chapman Row, Rockville	2018	61	—	61	—	—	TBD
Closed Communities	N/A	—	—	—	—	1	N/A
Maryland Total		2,148	922	1,226	113	346
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	9	5	3	2	$1,363 - $1,675
Stuart Mill, Oakton	N/A	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	—	24	—	—	TBD
West Oaks Corner, Fairfax	2019	188	—	188	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	109	59	17	60	$370 - $440
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	12	—	12	7	—	$708 - $724
Vistas at Lansdowne, Lansdowne	2015	120	71	49	6	33	$574 - $674
Willowsford Grant II, Aldie	2017	34	10	24	5	10	$1,000 - $1,326
Willowsford Greens, Aldie	N/A	5	—	5	—	—	N/A
Closed Communities	N/A	—	—	—	—	16	N/A
Virginia Total		570	199	371	38	121
Winchester Total		2,718	1,121	1,597	151	467

Combined Company Total		31,197	7,234	23,940	1,571	4,697
______________________________________________

(1)	Year of first delivery for future periods is based upon management's estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of December 31, 2017 include owned lots in backlog as of December 31, 2017.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of December 31, 2017, 1,118 homes are under construction, 152 homes have completed construction, and 301 homes have not started construction.

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
We acquire land parcels pursuant to purchase agreements that are often structured as option contracts.  These option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land, typically at fixed prices.  The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as "backbone" improvements, which include the installation of main roads or sewer mains).  Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable.  In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed upon level of profits from the project.  In limited instances, such as when we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances when we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or when we seek to sell the land directly to a third party or indirectly through a change in control of our company.  Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount.
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
Sales and Marketing
In connection with the sale and marketing of our homes, we make extensive use of online and offline advertising and other promotional activities, including digital paid search and display advertising, the website of each of our six regional brands, print media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments. We sell our homes through our own sales representatives and through independent real estate brokers.  Our in-house sales force typically works from sales offices located in model homes close to or in each community.  Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options.  Sales personnel are licensed, if applicable, by the real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market.  Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.
As of December 31, 2017, we owned 433 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features.  We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type.  Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers.  Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities.  In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers.  At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers.  However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances.  Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results.  The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 15% for each of the years ended December 31, 2017 and 2016.  Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates.  Our inventory of completed and unsold production homes was 269 and 405 homes as of December 31, 2017 and 2016, respectively.
Homebuyer Financing, Title and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options.  Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.  Our financial services operation (“TRI Pointe Solutions”) is comprised of mortgage financing operations (“TRI Pointe Connect”), which was formed as a joint venture with an established mortgage lender, our title services operations (“TRI Pointe Assurance”), and our property and casualty insurance agency operations (“TRI Pointe Advantage”), which launched in early 2018.  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in Texas, Maryland and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. TRI Pointe Advantage is a wholly owned subsidiary of TRI Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate.

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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery.  The dollar value of backlog was approximately $1.0 billion and $661.1 million as of December 31, 2017 and 2016, respectively. We expect all of our backlog at December 31, 2017 to be converted to deliveries and revenues during 2018, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States.  Most are standard items carried by major suppliers.  However, a rapid increase in the number of homes started, governmental policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials.  Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction.  We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  As of December 31, 2017, we had no outstanding debt related to our unsecured revolving credit facility (the “Credit Facility”) and $1.5 billion of outstanding senior notes as well as $282.9 million in cash and cash equivalents and $592.3 million available under the Credit Facility. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
Our financial services operation (TRI Pointe Solutions) is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, our TRI Pointe Assurance title services operations, and with its launch in 2018, our TRI Pointe Advantage property and casualty insurance agency operations.
For financial information about our segments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, Segment Information, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations.  We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction.  Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors. For example, a California law that took effect on January 1, 2018 makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not make these payments or contributions to its employees.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment.  These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site's location, its environmental conditions and the present and former uses of the site, as well as adjoining properties.  Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.  In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas.  From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures.  Any such actions taken with respect to us may increase our costs.  Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with increasingly stringent laws and regulations.  Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.  California is especially susceptible to restrictive government regulations and environmental laws.  In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects.
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
Our general contractor, real estate broker, mortgage joint venture, title agency, and insurance agency operations are subject to licensing and regulation in the jurisdictions in which they operate.  Consequently, they are subject to net worth, bonding, disclosure, record-keeping and other requirements.  Failure to comply with applicable requirements could result in loss of license, financial penalties, or other sanctions.
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
Employees
As of December 31, 2017, we had 1,251 employees, 506 of whom were executive, management and administrative personnel, 296 of whom were sales and marketing personnel and 449 of whom were involved in field construction.  Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements.  We believe that our relations with our employees and subcontractors are good.

Our Offices and Access to Information
Our principal executive offices are located at 19540 Jamboree Road, Suite 300, Irvine, California 92612.  Our main telephone number is (949) 438-1400.  Our internet website is www.tripointegroup.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after being filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
We provide information about our business and financial performance, including webcasts of our earnings calls, in the “investors” portion of our internet website. In addition, corporate governance information, including our codes of ethics, corporate governance guidelines, and board committee charters, is also available there.
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
Risks Related to Our Business
Our long-term growth depends upon our ability to identify and successfully acquire desirable land parcels at reasonable prices.
Our future growth depends upon our ability to identify and successfully acquire attractive land parcels for development of our projects at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of projects is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels in a timely manner or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and Financial Performance could be materially and adversely affected.
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

•
federal and state income tax provisions, including provisions for the deduction of mortgage interest payments; the deduction of state and local tax, including real estate tax; and capital gain tax rates;

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
Adverse changes in these or other general economic or business conditions may affect our business nationally or in particular regions or localities. During the most recent economic downturn, several of the markets we serve, and the U.S. housing market as a whole, experienced a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us.  In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our Financial Performance.
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
Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes.  Many of our homebuyers must sell their existing homes in order to buy a home from us.  During the last economic downturn, the U.S. residential mortgage market as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of those loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements.  This led to tightened credit requirements and an increase in indemnity claims for mortgages.  Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards.  Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential homebuyer who wishes to purchase one of our homes.  If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our Financial Performance could be materially and adversely affected.
Our homebuyers may obtain mortgage financing for their home purchases from any lender of their choice. However, we can provide no assurance as to third-party lenders’, including our joint venture partner in TRI Pointe Connect, ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such lenders’ inability or unwillingness may result in mortgage loan funding issues that delay deliveries of our homes or cause cancellations, which could in the aggregate have a material and adverse effect on our Financial Performance. In addition, if such third-party lenders, mishandle our homebuyers’ personal financial information, including due to a data security breach of their systems, the negative impacts on our homebuyers, or negative publicity arising from any such incidents, could create, among other things, associated exposure to us with respect to claims for damages, regulatory penalties or reputational harm, and such exposure could be material and adverse to our Financial Performance.
Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in TRI Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In December 2017, the U.S. Federal Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 1¼ to 1½ percent. We are unable to predict if, or when, the FOMC will announce further increases or the impact of any such increases on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.
In addition, the uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves, higher mortgage insurance premiums and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our Financial Performance. Further, there is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers' effective costs of the homes we sell, and therefore could reduce demand for our homes and have a material adverse effect on our Financial Performance.

Recent tax law changes that increase the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our Financial Performance.
Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, were generally deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations. Changes in federal or state income tax laws that eliminate or substantially limit these income tax deductions, could increase the after-tax cost of owning a new home for many of our potential customers. The “Tax Cuts and Jobs Act” which was enacted in December 2017 includes provisions that impose significant limitations with respect to these income tax deductions. For example, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). These changes could adversely impact demand for and sales prices of homes, including ours, which could adversely affect our Financial Performance.
We face numerous risks associated with controlling, purchasing, holding and developing land.
We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. Risks inherent in controlling, purchasing, holding and developing land parcels for new home construction are substantial and increase when demand for new homes decreases. Moreover, the market value of our land and home inventories depends on market conditions and may decline after purchase, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. We may have bought and developed, or acquired options on, land at a cost that we will not be able to recover fully or on which we cannot build and sell homes profitably. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate such agreements.
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
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related events and natural disasters that are beyond our control. These weather-related events and natural disasters include, but are not limited to, droughts, floods, wildfires, landslides, soil subsidence, hurricanes, tornadoes and earthquakes. The occurrence of any of these events could damage our land and projects, cause delays in, or prevent, completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could materially and adversely affect our Financial Performance. We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes, hurricanes and floods.

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
In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In response, the State Water Resources Control Board (“Water Board”) adopted emergency regulations imposing mandatory water restrictions across the state. In 2017, the Governor lifted the drought proclamation for most of California and the Water Board rescinded its emergency restrictions. However, the Water Board maintained the urban water use reporting requirements and the prohibitions on wasteful water practices, and announced a plan to make water conservation a long-term way of life in California. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water rights for those projects.
Although California experienced significant snow and rainfall in the water year that ended on September 30, 2017, precipitation cannot be counted on to continue, and snowpack levels are subject to rapid reductions as seen in 2016 and in earlier periods. In addition, some parts of California are still experiencing water supply shortfalls and five years of drought have resulted in a significant water supply deficit, especially when it comes to California’s groundwater basins.
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

Moreover, some of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are typically higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment wages and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our Financial Performance.
In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. For example, California, where we conduct a significant portion of our business, generally requires that workers employed on public works projects in California be paid the applicable prevailing wage, as determined by the Department of Industrial Relations. Private residential projects built on private property are exempt unless the project is built pursuant to an agreement with a state agency, redevelopment agency, or local public housing authority. In 2017, the California legislature made this exemption inapplicable to a project built pursuant to an agreement with a successor agency of a redevelopment agency. We expect that the imposition of a prevailing wage requirement to additional types of projects would materially increase our costs of development and construction for that project. Further extensions of prevailing wage requirements to private projects could materially and adversely affect our Financial Performance.
The supply of skilled labor may be adversely affected by changes in immigration laws and policies.
The timing and quality of our construction activities depend upon the availability, cost and skill of contractors and subcontractors and their employees.  The supply of labor in the markets in which we operate could be adversely affected by changes in immigration laws and policies as well as changes in immigration trends.  Accordingly, it cannot be assured that a sufficient supply of skilled labor will be available to us in the future.  In addition, changes in federal and state immigration laws and policies, or in the enforcement of current laws and policies, as a result of the current presidential administration may have the effect of increasing our labor costs.  The lack of adequate supply of skilled labor or a significant increase in labor costs could materially and adversely affect our Financial Performance.
We could be responsible for employment-related liabilities with respect to our contractors’ employees.
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  In 2015, the National Labor Relations Board issued a decision holding that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees. Although the National Labor Relations Board overruled this ruling in December 2017, it could change its position again in the future. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposure for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, a California law that took effect on January 1, 2018 makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not make these payments or contributions to its employees. While we are still analyzing the ultimate impact this legislation could have on our business, we believe it may result in increased costs.

We may incur costs, liabilities and reputational damage if our subcontractors engage in improper construction practices or install defective materials.
Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes.  When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law.  We reserve a percentage of the sales price of each home that we sell to meet our warranty and other legal obligations to our homebuyers.  These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built.  However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors.  Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be materially and adversely affected.
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
We also compete with the resale, or “previously owned,” home market, the size of which may change significantly as a result of changes in the rate of home foreclosures, which is affected by changes in economic conditions both nationally and locally.

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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 15% for each of the years ended December 31, 2017 and 2016. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
Homebuilding is subject to products liability, home warranty and construction defect claims and other litigation in the ordinary course of business that can be significant and may not be covered by insurance.
As a homebuilder, we are currently subject to products liability, home warranty, and construction defect claims arising in the ordinary course of business, in addition to other potentially significant lawsuits, arbitration proceedings and other claims, including breach of contract claims, contractual disputes, personal injury claims and disputes relating to defective title or property misdescription. In connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO.  Furthermore, since WRECO self-insured a significant portion of its general liability exposure relating to its operations outside of California and Nevada prior to the merger, it is likely that most of these claims will not be covered by insurance.
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

In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult, or impossible, to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies. This is particularly true in our markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited and it may be difficult for us to collect self-insured retention contributions from these subcontractors. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.
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
Our operations are currently confined to Arizona, California, Colorado, Maryland, Nevada, Texas, Virginia and Washington.  Because our operations are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:

•	severe weather;

•	natural disasters (such as earthquakes, hurricanes, floods or fires);

•	shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.
For the years ended December 31, 2017 and 2016, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.

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
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, or outbreaks of contagious diseases, such as Ebola, may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.
Laws and regulations governing the residential mortgage, title insurance, and property and casualty insurance industries could materially and adversely affect our Financial Performance.
We have established a joint venture to provide mortgage related services to homebuyers along with a wholly owned title agency and a wholly owned property and casualty insurance agency.  The residential mortgage lending, title insurance and property and casualty insurance industries are heavily regulated.  Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs.  A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief.  In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations.  Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.  Any of these outcomes could materially and adversely affect our Financial Performance.
We are subject to litigation and claims that could materially and adversely affect us.
Lawsuits, claims and proceedings have been, or in the future may be, instituted or asserted against us in the normal course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against.  We generally intend to defend ourselves vigorously. However, litigation is inherently uncertain and we cannot be certain of the ultimate outcomes of any claims that may arise.  To resolve these matters, we may have to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affect our Financial Performance.  Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.  Uncertainty with respect to claims or litigation may adversely affect the availability and costs of future financings and may materially and adversely affect the trading prices of our outstanding securities.
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
Increases in real estate taxes and other state and local government fees, such as development or impact fees, fees imposed on developers to fund schools, open space, road improvements, and other public improvements, and fees imposed on developers to provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations, which could have a material adverse effect on our Financial Performance. In addition, increases in local real estate taxes could adversely affect the purchasing decisions of potential homebuyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes, which could have a material adverse effect on our Financial Performance.
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
Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect our Financial Performance, including the risks that:

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
We may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements. To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may need to refinance all or a portion of our debt on or before its maturity, or obtain additional equity or debt financing sooner than anticipated, which could materially and adversely affect our liquidity and financial condition if financing cannot be secured on reasonable terms. As a result, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.
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

During the most recent economic downturn, domestic financial markets experienced unusual volatility, uncertainty and a restricting of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. In the event of another economic downturn or if general economic conditions should worsen, potential lenders may be unwilling or unable to provide us with suitable financing or may charge us prohibitively high fees in order to obtain financing. As a result, depending on market conditions at the relevant time, we may have to rely more heavily on less efficient forms of debt financing that require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes.  Investment returns on our assets and our ability to make acquisitions could be materially and adversely affected by our inability to secure additional financing on reasonable terms, if at all. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any of the foregoing factors could materially and adversely affect our Financial Performance.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.5 billion outstanding, net of debt issuance costs, as of December 31, 2017. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. In December 2017, the FOMC raised the target range for the federal funds rate 1¼ percent to 1½ percent. We are unable to predict if, or when, the FOMC will announce further increases and the impact of any such increases on our floating rate interest rates. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.
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
As a result of recently enacted Tax Cuts and Jobs Act, we may be limited in the amount of interest that we may deduct.
The recently enacted Tax Cuts and Jobs Act limits our annual deduction for business interest expense to an amount equal to 30% of our “adjusted taxable income” (as defined in the Internal Revenue Code (the “Code”)) for the taxable year. The amount of any business interest not allowed as a deduction for any taxable year may be carried forward indefinitely and utilized in future years, subject to this and other applicable interest deductibility limitations. As a “real property trade or business” (as defined in the Code), we may elect to not be subject to this deduction limitation. If we make this election, we will be required to use the alternative depreciation system to compute depreciation deductions for our depreciable real property, which may lengthen the depreciable lives of such property and result in lower annual depreciation deductions. Such an election is irrevocable.
Risks Related to Our Organization and Structure
We are and will continue to be dependent on key personnel and certain members of our management team.
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer and Treasurer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer, Mitchell and Grubbs. The initial term of these agreements expires in November 2018 and will automatically renew for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
Our ability to retain our management team and key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from any member of our management team or key personnel could materially and adversely impact our Financial Performance. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our management from existing operations. Moreover, such a loss could be negatively perceived in the capital markets, which could, in turn, materially and adversely affect the market price of our common stock.

We have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.
Our employment agreements with Messrs. Bauer, Mitchell and Grubbs each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could materially and adversely affect the market price of our common stock.
Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
Our charter, bylaws and Delaware law contain provisions that may delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could materially and adversely affect the market price of our common stock.  Certain of these provisions are described below.
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
A system of internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of control systems reflects resource constraints and the benefits of controls must be considered in relationship to their costs.  Accordingly, there can be no assurance that all control issues or fraud will be detected.  We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such material weaknesses, or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  There is no assurance that our independent auditor will be able to provide an unqualified attestation report on internal control over financial reporting in future years.  If our independent auditor is unable to provide an unqualified attestation report, investors could lose confidence in the reliability of our financial statements, and our stock price could be materially and adversely affected.  The existence of any material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price for our common stock.
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
We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant.  Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them.
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
In the future, we may make additional offerings of debt securities or additional offerings of equity securities.  Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.  Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock.  Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.  As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.
Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.
We believe that we are, and will remain, a “United States real property holding corporation” for United States federal income tax purposes. As a result, a non-U.S. holder generally will be subject to United States federal income tax on any gain realized on a sale or disposition of shares of our common stock unless our common stock is regularly traded on an established securities market (such as the NYSE) and such non-U.S. holder did not actually or constructively hold more than 5% of our common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder’s holding period in such stock. A non-U.S. holder also will be required to file a United States federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to United States federal income tax. A purchaser of the stock in a United States real property holding corporation from a non-U.S. holder generally will be required to withhold and remit to the Internal Revenue Service (the “IRS”) 15% of the purchase price. However, a purchaser of our stock from a non-U.S. holder will generally not be required to withhold tax on the sale if our common stock is regularly traded on an established securities market (such as the NYSE), even if the non-U.S. transferor holds or has held more than 10% of our common stock and thus is taxed on any gain under the rules described above.
No assurance can be given that our common stock will remain regularly traded on an established securities market in the future.  Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
On February 16, 2018, our board of directors approved a share repurchase program (the “2018 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act.  We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
Repurchases pursuant to the 2018 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program.  Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.  Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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

	2017
			Dividends
Quarter Ended	High	Low	Declared
March 31	$13.37	$11.31	$—
June 30	$13.27	$12.01	$—
September 30	$14.21	$12.28	$—
December 31	$18.46	$13.78	$—

	2016
			Dividends
Quarter Ended	High	Low	Declared
March 31	$12.47	$8.83	$—
June 30	$12.81	$10.49	$—
September 30	$14.20	$11.59	$—
December 31	$13.37	$10.35	$—

Issuer Purchases of Equity Securities
On February 28, 2017, we announced that our board of directors approved a share repurchase program (the “2017 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2018.  On July 25, 2017 our board of directors authorized the repurchase of up to an additional $50 million of our common stock under the 2017 Repurchase Program, increasing the aggregate authorization from $100 million to $150 million. Purchases of common stock pursuant to the 2017 Repurchase Program were made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act.
During the three months ended December 31, 2017, we did not repurchase any shares of common stock under the 2017 Repurchase Program, and no shares of common stock were repurchased under the 2017 Repurchase Program subsequent to December 31, 2017 and through February 20, 2018. During the year ended December 31, 2017, we repurchased 8,994,705 shares of common stock at an average price of $12.48 for an aggregate dollar amount of $112.2 million. As of December 31, 2017, the approximate dollar value of shares that could then be purchased under the 2017 Repurchase Program was $37.8 million. We repurchased 3,560,853 shares of common stock at an average price of $11.82 for an aggregate dollar amount of $42.1 million during the year ended December 31, 2016.
On February 16, 2018, our board of directors discontinued and cancelled the 2017 Repurchase Program and approved the 2018 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. Through the date of the filing of this annual report on Form 10-K, no shares of common stock have been repurchased under the 2018 Repurchase Program.

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

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2017 was $17.92 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 8, 2018, we had 89 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following sets forth our selected financial and operating data on a historical basis. The following summary of selected financial data should be read in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are included elsewhere in this annual report on Form 10-K. On July 7, 2014, we completed a merger with WRECO that was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. For accounting purposes, the merger was treated as a “reverse acquisition” and WRECO was considered the accounting acquirer. Accordingly, WRECO is reflected as the predecessor and acquirer and the following selected financial data reflect the historical financial data of WRECO, and do not include the historical financial data of legacy TRI Pointe, for all periods presented prior to July 7, 2014.  Subsequent to July 7, 2014 and on a go forward basis, the selected financial data reflect the results of the combined company.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$2,732,299	$2,329,336	$2,291,264	$1,646,274	$1,218,430
Land and lot sales revenue	74,269	72,272	101,284	47,660	52,261
Other operations revenue	2,333	2,314	7,601	9,682	4,021
Total revenues	2,808,901	2,403,922	2,400,149	1,703,616	1,274,712
Cost of home sales(1)	2,171,231	1,834,857	1,807,091	1,316,470	948,561
Cost of land and lot sales(1)	14,855	17,367	34,844	37,560	38,052
Other operations expense	2,298	2,247	4,360	3,324	2,854
Impairments and lot option abandonments (1)	2,053	1,470	1,930	2,515	345,448	(2)
Sales and marketing	137,066	127,903	116,217	103,600	94,521
General and administrative	137,764	124,119	120,825	92,901	85,182
Homebuilding income (loss) from operations	343,634	295,959	314,882	147,246	(239,906)
Equity in (loss) income of unconsolidated entities	(11,433)	179	1,460	(278)	2
Transaction expenses	—	—	—	(17,960)	—
Other income (loss), net	151	312	858	(1,019)	2,450
Homebuilding income (loss) from continuing operations before taxes	332,352	296,450	317,200	127,989	(237,454)
Financial Services:
Revenues	1,371	1,220	1,010	—	—
Expenses	331	253	181	15	—
Equity in income (loss) of unconsolidated entities	6,426	4,810	1,231	(10)	—
Financial services income (loss) from continuing operations before taxes	7,466	5,777	2,060	(25)	—
Income (loss) from continuing operations before taxes	339,818	302,227	319,260	127,964	(237,454)
(Provision) benefit for income taxes	(152,267)	(106,094)	(112,079)	(43,767)	86,161	(3)
Income (loss) from continuing operations	187,551	196,133	207,181	84,197	(151,293)
Discontinued operations, net of income taxes	—	—	—	—	1,838
Net income (loss)	187,551	196,133	207,181	84,197	(149,455)
Net income attributable to noncontrolling interests	(360)	(962)	(1,720)	—	—
Net income (loss) available to common stockholders	$187,191	$195,171	$205,461	$84,197	$(149,455)
Amounts attributable to TRI Pointe Group, Inc. common stockholders:
Income (loss) from continuing operations	$187,191	$195,171	$205,461	$84,197	$(151,293)
Income from discontinued operations	—	—	—	—	1,838
Net income (loss) available to common stockholders	$187,191	$195,171	$205,461	$84,197	$(149,455)

Earnings (loss) per share
Basic
Continuing operations	$1.21	$1.21	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	—	—	0.02
Net earnings (loss) per share	$1.21	$1.21	$1.27	$0.58	$(1.15)
Diluted
Continuing operations	$1.21	$1.21	$1.27	$0.58	$(1.17)
Discontinued operations	—	—	—	—	0.02
Net earnings (loss) per share	$1.21	$1.21	$1.27	$0.58	$(1.15)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	5,075	4,248	4,181	2,947	3,055
New homes delivered	4,697	4,211	4,057	3,100	2,939
Average sales price of homes delivered	$582	$553	$565	$531	$415
Cancellation rate	15%	15%	16%	16%	15%
Average selling communities	127.5	118.3	115.9	99.1	85.5
Selling communities at end of period	130	124	104	108	89
Backlog at end of period, number of homes	1,571	1,193	1,156	1,032	897
Backlog at end of period, aggregate sales value	$1,032,776	$661,146	$697,334	$653,096	$507,064

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$282,914	$208,657	$214,485	$170,629	$4,510
Real estate inventories	$3,105,553	$2,910,627	$2,519,273	$2,280,183	$1,465,526
Total assets	$3,805,381	$3,564,640	$3,138,071	$2,889,838	$1,910,464
Total debt, net	$1,471,302	$1,382,033	$1,170,505	$1,138,493	$834,589
Total liabilities	$1,875,054	$1,716,130	$1,451,608	$1,417,362	$1,084,947
Total equity	$1,930,327	$1,848,510	$1,686,463	$1,472,476	$825,517
___________________________________________________

(1)
 Impairments and lot option abandonments are included in cost of home sales and cost of land and lot sales on the consolidated statements of operations found in Part IV, Item 15 of this annual report on Form 10-K. For a more detailed presentation of our real estate inventory impairments and lot option abandonments, see Note 5, Real Estate Inventories, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)
Includes $343.3 million of impairment and related charges for Coyote Springs, a large master planned community north of Las Vegas, Nevada that was owned by Pardee Homes and excluded as part of the merger with WRECO.

(3)	The tax benefit was primarily the result of a loss from continuing operations due to the Coyote Springs impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the sections of this annual report on Form 10-K entitled “Risk Factors,” “Cautionary Note Concerning Forward-Looking Statements,” “Selected Financial Data,” “Business” and our consolidated financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Legal Proceedings” elsewhere in this annual report on Form 10-K.
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to be supported by strong general economic conditions, low unemployment levels, modest wage gains, and favorable interest rates, combined with a limited supply of new and existing homes. The recently enacted Tax Cuts and Jobs Act is expected to provide an additional boost to the already favorable market, and we expect sustained momentum as we move through 2018. We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand mostly driven by general local economic conditions. In certain markets, price and affordability issues are potentially limiting demand. Additionally, homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply. While the limited supply and production deficits have supported price appreciation in many markets, these increases have been partially or sometimes fully offset by increases in labor and material costs and we expect that these construction cost pressures will continue.  We believe these demand and supply trends will result in a continued growth trajectory in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand, offset by certain downward pressures.
Our full year 2017 results support our positive outlook, despite challenges presented to our operations in the Houston area, which was impacted by Hurricane Harvey. New home deliveries increased 12% from the prior year, fueling a 17% increase in home sales revenue. The increase in new home deliveries was accompanied by an 8% increase in average selling communities. New home orders were up 19% compared to the prior year, and ending backlog units were up 32% compared to the prior year, providing a very solid foundation as we move into 2018.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Homebuilding:
Home sales revenue	$2,732,299	$2,329,336	$2,291,264
Land and lot sales revenue	74,269	72,272	101,284
Other operations revenue	2,333	2,314	7,601
Total revenues	2,808,901	2,403,922	2,400,149
Cost of home sales	2,173,251	1,836,327	1,808,776
Cost of land and lot sales	14,888	17,367	35,089
Other operations expense	2,298	2,247	4,360
Sales and marketing	137,066	127,903	116,217
General and administrative	137,764	124,119	120,825
Homebuilding income from operations	343,634	295,959	314,882
Equity in (loss) income of unconsolidated entities	(11,433)	179	1,460
Other income, net	151	312	858
Homebuilding income before income taxes	332,352	296,450	317,200
Financial Services:
Revenues	1,371	1,220	1,010
Expenses	331	253	181
Equity in income of unconsolidated entities	6,426	4,810	1,231
Financial services income before income taxes	7,466	5,777	2,060
Income before income taxes	339,818	302,227	319,260
Provision for income taxes	(152,267)	(106,094)	(112,079)
Net income	187,551	196,133	207,181
Net income attributable to noncontrolling interests	(360)	(962)	(1,720)
Net income available to common stockholders	$187,191	$195,171	$205,461
Earnings per share
Basic	$1.21	$1.21	$1.27
Diluted	$1.21	$1.21	$1.27
Weighted average shares outstanding
Basic	154,134,411	160,859,782	161,692,152
Diluted	155,085,366	161,381,499	162,319,758

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2017			Year Ended December 31, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	597	14.8	3.4	670	18.0	3.1	(11)%	(18)%	10%
Pardee Homes	1,580	29.9	4.4	1,206	23.6	4.3	31%	27%	2%
Quadrant Homes	395	7.5	4.4	341	8.0	3.6	16%	(6)%	22%
Trendmaker Homes	516	30.4	1.4	501	27.8	1.5	3%	9%	(7)%
TRI Pointe Homes	1,492	32.0	3.9	1,097	27.6	3.3	36%	16%	18%
Winchester Homes	495	12.9	3.2	433	13.3	2.7	14%	(3)%	19%
Total	5,075	127.5	3.3	4,248	118.3	3.0	19%	8%	10%

Net new home orders for the year ended December 31, 2017 increased 19% to 5,075, compared to 4,248 for the prior year.  The increase in net new home orders was due to an overall 10% increase in monthly absorption rates and an 8% increase in average selling communities. Overall, the markets in which we operate continue to have strong demand, which is demonstrated by increased absorption rates in all but one of our reportable segments for the year ended December 31, 2017.
Maracay Homes reported an 11% decrease in net new home orders driven by an 18% decrease in average selling communities offset by a 10% increase in monthly absorption rate. The increase in monthly absorption rate was the result of strong market fundamentals in our Arizona markets and successful new product offerings during the year. The decrease in average selling communities was due to the timing of community openings and closings compared to the prior year. Pardee Homes increased net new home orders by 31% mainly due to a 27% increase in average selling communities along with a 2% increase in monthly absorption rate. Demand remained strong in all of the markets in which Pardee Homes operates. Net new home orders increased by 16% at Quadrant Homes largely due to the 22% increase in monthly absorption rate. The increase in monthly absorption rate was the result of our well located communities and continued strong market fundamentals. Trendmaker Homes increased net new home orders by 3% due to a 9% increase in average selling communities offset by a 7% decrease in monthly absorption rate, partly due to the loss of two weeks of selling due to the impact of Hurricane Harvey. The Houston market continues to experience softer market conditions due to the volatility in oil prices in recent years and the related impact on job growth. TRI Pointe Homes’ net new home orders increased by 36% on a year over year basis due to an 18% increase in monthly absorption rate and a 16% increase in average selling communities. Demand remains strong in the markets in which TRI Pointe Homes operates, as evidenced by absorptions of 3.9 homes per community, per month, at average selling prices above the company average. Winchester Homes experienced a 14% growth in net new home orders as a result of a 19% increase in monthly absorption rate offset by a slight decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2017			As of December 31, 2016			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	217	$106,061	$489	248	$114,203	$460	(13)%	(7)%	6%
Pardee Homes	409	299,083	731	260	134,128	516	57%	123%	42%
Quadrant Homes	144	107,714	748	101	68,461	678	43%	57%	10%
Trendmaker Homes	173	93,974	543	163	85,579	525	6%	10%	3%
TRI Pointe Homes	477	331,562	695	298	180,012	604	60%	84%	15%
Winchester Homes	151	94,381	625	123	78,763	640	23%	20%	(2)%
Total	1,571	$1,032,775	$657	1,193	$661,146	$554	32%	56%	19%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) remained consistent at 15% for both years ended December 31, 2017 and 2016. The dollar value of backlog was approximately $1.0 billion as of December 31, 2017, an increase of $371.6 million, or 56%, compared to $661.1 million as of December 31, 2016.  This increase was due to an increase in backlog units of 378, or 32%, to 1,571 as of December 31, 2017, compared to 1,193 as of December 31, 2016, and a 19% increase in the average sales price of homes in backlog to $657,000 as of December 31, 2017, compared to $554,000 as of December 31, 2016.
Maracay Homes’ backlog dollar value decreased 7% compared to the prior year as a result of a 13% decrease in backlog units partly offset by a 6% increase in average sales price. The decrease in backlog units was related to the decrease in average selling communities, while the increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes' backlog dollar value increased 123% due to a 57% increase in backlog units and a 42% increase in average sales price. The increase in backlog units was due to the 31% increase in orders during the year while the increase in average selling price was due to increased pricing power in our markets and a higher end product mix with higher price points. Quadrant Homes’ backlog dollar value increased 57% as a result of a 43% increase in backlog units and a 10% increase in average sales price. The increase in backlog units was directly related to the increase in net new home orders during the year as result of a 22% increase in monthly absorption rate. The increase in average sales prices was related to a higher mix of homes in backlog from core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes' backlog dollar value increased 10% largely due to a 6% increase in backlog units. The increase in backlog units was related to the increase in net new home orders resulting from an increase in average selling communities. TRI Pointe Homes’ backlog dollar value increased 84% due to a 60% increase in backlog units and 15% increase in average sales price. The increase in backlog units was primarily due to the strong monthly absorption rate in the current year, particularly impacted by a 40% increase in the fourth quarter of 2017 compared to the fourth quarter of 2016. Winchester Homes’ backlog dollar value increased 20% due primarily to a 23% increase in backlog units. The increase in backlog units was due to the 14% increase in net new home orders in the year compared to the prior year.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	628	$296,768	$473	625	$255,253	$408	—%	16%	16%
Pardee Homes	1,431	756,433	529	1,220	668,835	548	17%	13%	(3)%
Quadrant Homes	352	245,507	697	383	207,057	541	(8)%	19%	29%
Trendmaker Homes	506	250,033	494	474	239,734	506	7%	4%	(2)%
TRI Pointe Homes	1,313	927,247	706	1,089	723,186	664	21%	28%	6%
Winchester Homes	467	256,311	549	420	235,271	560	11%	9%	(2)%
Total	4,697	$2,732,299	$582	4,211	$2,329,336	$553	12%	17%	5%

Home sales revenue increased $403.0 million, or 17% to $2.7 billion for the year ended December 31, 2017. The increase was comprised of: (i) $268.8 million due to an increase in homes delivered to 4,697 for the year ended December 31, 2017 from 4,211 in the prior year, and (ii) $134.2 million related to a $29,000 or 5% increase in the average sales price of homes delivered to $582,000 for the year ended December 31, 2017 from $553,000 in the prior year.

Maracay Homes reported a 16% increase in home sales revenue due to a 16% increase in average sales price. The increase in average sales price was driven by a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes increased home sales revenue by 13% due to a 17% increase in new homes delivered offset by a slight decrease in average sales price. The increase in new home deliveries at Pardee Homes was the result of an increase in net new home orders due to strong market demand. Quadrant Homes increased home sales revenue by 19% driven by an increase in average sales price, offset by a decrease in new home deliveries. The 29% increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties which have higher price points. Home sales revenue increased 4% at Trendmaker Homes due to a 7% increase in new homes delivered. The increase in new homes delivered was a result of the higher backlog to start the year and a 3% order growth during the year. It should be noted that Hurricane Harvey, which caused significant flooding and widespread damage in Houston, was responsible for delivery delays during 2017 at Trendmaker Homes. Approximately 30 deliveries that would have occurred in 2017 will instead deliver in early 2018 at Trendmaker Homes. TRI Pointe Homes reported a 28% increase in home sales revenue as a result of a 21% increase in new homes delivered and a 6% increase in average sales price. The increase in new homes delivered was driven by the 36% increase in net new home orders during the year. Home sales revenue increased at Winchester Homes by 9% due to an increase in new homes delivered as a result of the 14% increase in net new home orders during the year.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2017	%	2016	%
Home sales revenue	$2,732,299	100.0%	$2,329,336	100.0%
Cost of home sales	2,173,251	79.5%	1,836,327	78.8%
Homebuilding gross margin	559,048	20.5%	493,009	21.2%
Add: interest in cost of home sales	64,835	2.4%	51,111	2.2%
Add: impairments and lot option abandonments	2,020	0.1%	1,470	0.1%
Adjusted homebuilding gross margin(1)	$625,903	22.9%	$545,590	23.4%
Homebuilding gross margin percentage	20.5%		21.2%
Adjusted homebuilding gross margin percentage(1)	22.9%		23.4%
______________________________________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 20.5% for the year ended December 31, 2017, as compared to 21.2% for the year ended December 31, 2016. The decrease in gross margin percentage was primarily due to the mix of homes delivered and increased labor and materials cost. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.9% for the year ended December 31, 2017 compared to 23.4% for the prior year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2017	%	2016	%
Land and lot sales revenue	$74,269	100.0%	$72,272	100.0%
Cost of land and lot sales	14,888	20.0%	17,367	24.0%
Land and lot gross margin	$59,381	80.0%	$54,905	76.0%
Our land and lot gross margin percentage increased to 80.0% for the year ended December 31, 2017 as compared to 76.0% for the prior year period, in part, owing to the following.
During the year ended December 31, 2017, Pardee Homes sold a parcel consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California, representing $66.8 million in land and lot sales revenue and $56.1 million in land and lot gross margin. During the year ended December 31, 2016, Pardee Homes sold two parcels, totaling 102 homebuilding lots, located in the Pacific Highlands Ranch community. Pardee Homes received $61.6 million in cash proceeds from the related sales in 2016. These sales resulted in significant gross margin due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
Sales and marketing	$137,066	$127,903	5.0%	5.5%
General and administrative (G&A)	137,764	124,119	5.1%	5.3%
Total sales and marketing and G&A	$274,830	$252,022	10.1%	10.8%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.0% for the year ended December 31, 2017 from 5.5% for the year ended December 31, 2016.  The decrease was primarily the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 17% increase in homes sales revenue. Sales and marketing expense increased $9.2 million, or 7%, to $137.1 million for the year ended December 31, 2017 from $127.9 million for the prior year period. The increase was due primarily to the additional selling expenses and commissions associated with the 17% increase in home sales revenue during the year.
General and administrative expense as a percentage of home sales revenue decreased to 5.1% for the year ended December 31, 2017 from 5.3% in the prior year. The decrease was primarily the result of higher operating leverage as a result of the 17% increase in homes sales revenue during the year. General and administrative expense increased by $13.6 million to $137.8 million for the year ended December 31, 2017 from $124.1 million for the prior year ended December 31, 2016.  The increase in general and administrative expenses is primarily related to incremental costs associated with the additional headcount to support future growth, along with our continued expansion into Austin, Texas and Los Angeles, California and the recently announced expansion into the Sacramento, California market.
Total sales and marketing and G&A (“SG&A”) expense increased $22.8 million, or 9%, to $274.8 million for the year ended December 31, 2017 from $252.0 million in the prior year period. SG&A decreased to 10.1% of home sales revenue from 10.8% for the years ended December 31, 2017 and 2016, respectively.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $84.3 million and $68.3 million for the years ended December 31, 2017 and 2016, respectively. All interest incurred in both periods was capitalized. The increase in interest incurred during the year ended December 31, 2017 as compared to the prior year was primarily attributable to an increase in our debt balance and weighted average interest rate, as a result of the issuance of our $300.0 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) in May 2016 and our $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) in June 2017.
Income Tax
For the year ended December 31, 2017, we have recorded a tax provision of $152.3 million based on an effective tax rate of 44.8%. For the year ended December 31, 2016, we recorded a tax provision of $106.1 million based on an effective tax rate of 35.1%. The increase in the current year income tax rate was largely due to a charge of $22.0 million as a result of the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act that was signed into law in December 2017. In addition, our tax rate increased compared to the prior year due to the negative impact from the expiration of non-qualified stock options.
We expect that as a result of the enactment of the Tax Cuts and Jobs Act, our effective tax rate for the year ended December 31, 2018 will be in a range of 25% to 26%.
Financial Services Segment
Income from our financial services operations increased to $7.5 million for the year ended December 31, 2017 compared to income of $5.8 million in the prior year.  The increase in financial services income for the year ended December 31, 2017 compared to the prior year primarily relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year over year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners insurance services. We expect the launch of these insurance operations will provide further growth to this segment of our business.

Investments in Unconsolidated Entities
Total equity in income (loss) from unconsolidated entities was a loss of $5.0 million for the year ended December 31, 2017 compared to income of $5.0 million for the year ended December 31, 2016. The $10.0 million decrease from income in the prior year to a loss in the current year was primarily driven by a $13.2 million impairment charge during the fourth quarter of 2017 related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. This impairment charge is included in equity in income (loss) of unconsolidated entities under our homebuilding operations on the consolidated statements of operations. Although we continue to hold a 5% equity stake in the joint venture, we are a non-funding member of the limited liability company and we expect our equity stake to be further diluted.
Lots Owned or Controlled by Segment
Excluded from lots owned or controlled are those related to Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2017	2016	Amount	%
Lots Owned
Maracay Homes	1,950	1,667	283	17%
Pardee Homes	14,925	16,041	(1,116)	(7)%
Quadrant Homes	1,070	1,027	43	4%
Trendmaker Homes	1,508	1,687	(179)	(11)%
TRI Pointe Homes	2,890	3,073	(183)	(6)%
Winchester Homes	1,597	1,788	(191)	(11)%
Total	23,940	25,283	(1,343)	(5)%
Lots Controlled(1)
Maracay Homes	569	386	183	47%
Pardee Homes	219	871	(652)	(75)%
Quadrant Homes	656	555	101	18%
Trendmaker Homes	347	312	35	11%
TRI Pointe Homes	1,074	406	668	165%
Winchester Homes	507	496	11	2%
Total	3,372	3,026	346	11%
Total Lots Owned or Controlled(1)	27,312	28,309	(997)	(4)%
______________________________________________

(1)	As of December 31, 2017 and 2016, lots controlled included lots that were under land option contracts or purchase contracts.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2016			Year Ended December 31, 2015			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	670	18.0	3.1	578	16.6	2.9	16%	8%	7%
Pardee Homes	1,206	23.6	4.3	1,186	23.1	4.3	2%	2%	—%
Quadrant Homes	341	8.0	3.6	441	10.7	3.4	(23)%	(25)%	6%
Trendmaker Homes	501	27.8	1.5	457	25.1	1.5	10%	11%	—%
TRI Pointe Homes	1,097	27.6	3.3	1,107	26.9	3.4	(1)%	3%	(3)%
Winchester Homes	433	13.3	2.7	412	13.5	2.5	5%	(1)%	8%
Total	4,248	118.3	3.0	4,181	115.9	3.0	2%	2%	—%

Net new home orders for the year ended December 31, 2016 increased 2% to 4,248, compared to 4,181 during the prior year.  The increase in net new home orders was primarily due to an overall 2% increase in average selling communities.
Maracay Homes reported a 16% increase in net new home orders driven by increases in both community count and monthly absorption rates. The increases were the result of solid market fundamentals and successful new product offerings during the year. Pardee Homes increased net new home orders by 2% mainly due to a similar increase in average community count. Demand remained strong in all of the markets in which Pardee Homes operates as evidenced by a monthly absorption rate above the company average. Net new home orders decreased at Quadrant Homes largely due to the timing of new community openings. Average selling communities decreased 25% compared to the prior year while absorptions rates increased 6%, to 3.6 homes per community per month, as a result of our well located communities and continued strong market fundamentals. Trendmaker Homes increased net new home orders by 10% based on a similar increase in average community count. The Houston market was challenged due to the decrease in oil prices and the related impact on job growth in that sector. TRI Pointe Homes’ net new home orders were relatively flat year over year due to a slight decrease in monthly absorption rates, offset by a slight increase in average selling communities. Demand remains strong for TRI Pointe Homes, as evidenced by absorptions of 3.3 homes per community, per month, at average selling prices above the company average. Winchester Homes experienced a 5% growth in net new home orders as a result of an 8% increase in monthly absorption rates offset by a slight decrease in average selling communities.

Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

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

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) decreased to 15% for the year ended December 31, 2016 from 16% for the year ended December 31, 2015. Backlog units increased 37 units, or 3%, to 1,193 as of December 31, 2016, compared to 1,156 as of December 31, 2015. The dollar value of backlog was approximately $661.1 million as of December 31, 2016, a decrease of $36.2 million, or 5%, compared to $697.3 million as of December 31, 2015.  This decrease is due to a $49,000, or 8% decrease in the average sales price of homes in backlog to $554,000 from $603,000, which was due primarily to a lower mix of coastally located products for the year ended December 31, 2016, compared to the year ended December 31, 2015.
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
Our homebuilding gross margin percentage increased to 21.2% for the year ended December 31, 2016, as compared to 21.1% for the year ended December 31, 2015.  Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.4% for the year ended December 31, 2016 compared to 23.1% for the prior year period, with the slight increase attributable to higher interest in cost of home sales. This higher interest cost was due primarily to the higher fixed rate debt we obtained in May of 2016 with the issuance of new $300 million senior notes.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
Sales and marketing	$127,903	$116,217	5.5%	5.1%
General and administrative (G&A)	124,119	120,825	5.3%	5.3%
Total sales and marketing and G&A	$252,022	$237,042	10.8%	10.4%

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
General and administrative expense as a percentage of home sales revenue remained flat at 5.3% for both years ended December 31, 2016 and 2015, respectively. General and administrative expense increased by $3.3 million to $124.1 million for the year ended December 31, 2016 from $120.8 million for the prior year ended December 31, 2015.  The increase in general and administrative expenses is primarily related to incremental costs associated with supporting the growth plan of the Company, including the current expansion into the Austin, Texas and Los Angeles, California markets.
Total sales and marketing and G&A (“SG&A”) expense increased $15.0 million, or 6%, to $252.0 million for the year ended December 31, 2016 from $237.0 million in the prior year period. SG&A increased to 10.8% of home sales revenue from 10.4% for the years ended December 31, 2016 and 2015, respectively.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $68.3 million and $61.0 million for the years ended December 31, 2016 and 2015, respectively. All interest incurred in both periods was capitalized. The increase in interest incurred during the year ended December 31, 2016 as compared to the prior year was primarily attributable to an increase in our debt balance and weighted average interest rate, as a result of the issuance of our 2021 Notes in May 2016.
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

 Lots Owned or Controlled by Segment
Excluded from lots owned or controlled are those related to Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

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
_________________________________________________

(1)	As of December 31, 2016 and 2015, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2017 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations and available borrowings under the Credit Facility to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2017, we had $282.9 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Senior Notes
In June 2017, TRI Pointe Group issued $300.0 million aggregate principal amount of 2027 Notes at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity, beginning on December 1, 2017.

In May 2016, TRI Pointe Group issued $300.0 million aggregate principal amount of 2021 Notes at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1.
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
As of December 31, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (collectively, the "Senior Notes"), and there was $19.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $10.6 million and $10.7 million as of December 31, 2017 and 2016, respectively.
Unsecured Revolving Credit Facility
On June 20, 2017, we modified the Credit Facility to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75.0 million for letters of credit. We may borrow under the Credit Facility in the ordinary course of business to fund our operations, including our land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio.
As of December 31, 2017, the outstanding balance under the Credit Facility was zero with $592.3 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At December 31, 2017, we had outstanding letters of credit of $7.7 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2017	2017
Consolidated Tangible Net Worth, as defined	$1,768,761	$1,189,499
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	40.7%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.2	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2017, we were in compliance with all of the above financial covenants.

Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Unsecured revolving credit facility	$—	$200,000
Seller financed loans	—	13,726
Senior Notes	1,471,302	1,168,307
Total debt	1,471,302	1,382,033
Stockholders’ equity	1,929,722	1,829,447
Total capital	$3,401,024	$3,211,480
Ratio of debt-to-capital(1)	43.3%	43.0%
Total debt	$1,471,302	$1,382,033
Less: Cash and cash equivalents	(282,914)	(208,657)
Net debt	1,188,388	1,173,376
Stockholders’ equity	1,929,722	1,829,447
Net capital	$3,118,110	$3,002,823
Ratio of net debt-to-net capital(2)	38.1%	39.1%
______________________________________________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders' equity.

(2)
The ratio of net debt-to-net capital is a non-GAAP financial measure and is computed as the quotient obtained by dividing net debt (which is debt less cash and cash equivalents) by the sum of net debt plus stockholders' equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.

Cash Flows—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The comparison of cash flows for the years ended December 31, 2017 and 2016 is as follows:

•
Net cash provided by operating activities increased by $260.0 million to $101.7 million in 2017 from cash used of $158.3 million in 2016. The change was primarily composed of a decrease in cash outflow related to real estate inventories of $182.9 million in 2017 as we decreased our land acquisition and development spending.  Other activity included (i) a decrease in net income to $187.6 million in 2017 compared to $196.1 million in 2016 and (ii) other offsetting activity including changes in other assets, receivables, accrued expenses and other liabilities and deferred income taxes.

•	Net cash used in investing activities was $3.6 million in 2017 compared to $4.0 million in 2016. The decrease in 2017 was due primarily to decreased purchases of property and equipment.

•
Net cash used in financing activities increased to $23.8 million in 2017 from cash provided of $156.5 million in 2016. The change was primarily a result of a net decrease in debt borrowings of $123.9 million in 2017 compared to 2016. In addition, share repurchase activity increased by $70.1 million in 2017 compared to the prior year.

As of December 31, 2017, our cash and cash equivalents balance was $282.9 million.
Cash Flows—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The comparison of cash flows for the years ended December 31, 2016 and 2015 is as follows:

•
Net cash used in operating activities increased by $189.3 million to $158.3 million in 2016 from cash provided of $31.0 million in 2015. The change was primarily composed of an increase in cash outflow related to real estate inventories of $153.1 million in 2016 as we increased our land acquisition and development spending to grow our community count to 124 active communities as of December 31, 2016, compared to 104 as of December 31, 2015.  Other activity included (i) a decrease in net income to $196.1 million in 2016 compared to $207.2 million in

2015 and (ii) other offsetting activity including changes in other assets, receivables, accrued expenses and other liabilities and deferred income taxes.

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
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements.  As of December 31, 2017, we had $27.0 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $381.9 million (net of deposits).
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
As of December 31, 2017, we had $592.3 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2017, including estimated cash payments due by period. Our purchase obligations represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,500,000	$—	$450,000	$300,000	$750,000
Long-term debt interest payments	407,619	76,500	122,648	99,041	109,430
Operating leases(2)	32,214	7,006	13,513	8,651	3,044
Purchase obligations(3)	381,939	345,879	35,380	680	—
Total	$2,321,772	$429,385	$621,541	$408,372	$862,474
__________________________________________

(1)
For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Notes Payable and Other Borrowings, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)
For a more detailed description of our operating leases, please see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)
Includes $381.9 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2017. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements.”

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
If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the year ended December 31, 2017 we had $854,000 of real estate inventory impairment charges. For the years ended December 31, 2016 and 2015 we recorded real estate inventory impairment charges of zero and $1,167,000, respectively.
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
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”) has replaced ASC 360, commencing with our fiscal year ended December 31, 2018. See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
The enactment of the Tax Cuts and Jobs Act in December 2017, among other things, reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. This resulted in a $22.0 million reduction in our deferred tax asset. The ultimate impact of the Tax Cuts and Jobs Act may be different, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the tax law changes.
We classify any interest and penalties related to income taxes as part of income tax expense.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2017. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2017 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2017, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2017, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2017, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Related Party Transactions
For a discussion of certain relationships and related party transactions, see Note 16, Related Party Transactions, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included elsewhere in this report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2017.

	Expected Maturity Date
								Estimated
December 31,	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Fixed rate debt	$—	$450,000	$—	$300,000	$—	$750,000	$1,500,000	$1,552,335
Weighted average interest rate	—%	4.4%	—%	4.9%	—%	5.6%	5.1%

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Notes Payable and Other Borrowings, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
See Item 15 included in this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited TRI Pointe Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TRI Pointe Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TRI Pointe Group, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Irvine, California
February 20, 2018

Item 9B.	Other Information
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) under the captions “Board of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation
The information required in response to this item is incorporated by reference to our 2018 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2018 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2018 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2018 Proxy Statement under the caption “Audit Committee Matters.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TRI Pointe Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
February 20, 2018

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$282,914	$208,657
Receivables	125,600	82,500
Real estate inventories	3,105,553	2,910,627
Investments in unconsolidated entities	5,870	17,546
Goodwill and other intangible assets, net	160,961	161,495
Deferred tax assets, net	76,413	123,223
Other assets	48,070	60,592
Total assets	$3,805,381	$3,564,640
Liabilities
Accounts payable	$72,870	$70,252
Accrued expenses and other liabilities	330,882	263,845
Unsecured revolving credit facility	—	200,000
Seller financed loans	—	13,726
Senior notes, net	1,471,302	1,168,307
Total liabilities	1,875,054	1,716,130
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 151,162,999 and 158,626,229 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,512	1,586
Additional paid-in capital	793,980	880,822
Retained earnings	1,134,230	947,039
Total stockholders’ equity	1,929,722	1,829,447
Noncontrolling interests	605	19,063
Total equity	1,930,327	1,848,510
Total liabilities and equity	$3,805,381	$3,564,640
  See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Homebuilding:
Home sales revenue	$2,732,299	$2,329,336	$2,291,264
Land and lot sales revenue	74,269	72,272	101,284
Other operations revenue	2,333	2,314	7,601
Total revenues	2,808,901	2,403,922	2,400,149
Cost of home sales	2,173,251	1,836,327	1,808,776
Cost of land and lot sales	14,888	17,367	35,089
Other operations expense	2,298	2,247	4,360
Sales and marketing	137,066	127,903	116,217
General and administrative	137,764	124,119	120,825
Homebuilding income from operations	343,634	295,959	314,882
Equity in (loss) income of unconsolidated entities	(11,433)	179	1,460
Other income, net	151	312	858
Homebuilding income before income taxes	332,352	296,450	317,200
Financial Services:
Revenues	1,371	1,220	1,010
Expenses	331	253	181
Equity in income of unconsolidated entities	6,426	4,810	1,231
Financial services income before income taxes	7,466	5,777	2,060
Income before income taxes	339,818	302,227	319,260
Provision for income taxes	(152,267)	(106,094)	(112,079)
Net income	187,551	196,133	207,181
Net income attributable to noncontrolling interests	(360)	(962)	(1,720)
Net income available to common stockholders	$187,191	$195,171	$205,461
Earnings per share
Basic	$1.21	$1.21	$1.27
Diluted	$1.21	$1.21	$1.27
Weighted average shares outstanding
Basic	154,134,411	160,859,782	161,692,152
Diluted	155,085,366	161,381,499	162,319,758
 See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	161,355,490	$1,614	$906,159	$546,407	$1,454,180	$18,296	$1,472,476
Net income	—	—	—	205,461	205,461	1,720	207,181
Capital contribution by Weyerhaeuser, net	—	—	(6,747)	—	(6,747)	—	(6,747)
Shares issued under share-based awards	458,260	4	1,612	—	1,616	—	1,616
Excess tax benefit of share-based awards, net	—	—	428	—	428	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,190)	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	—	11,935	—	11,935	—	11,935
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,833)	(3,833)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	5,597	5,597
Balance at December 31, 2015	161,813,750	1,618	911,197	751,868	1,664,683	21,780	1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards	373,332	4	583	—	587	—	587
Excess tax deficit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	1,586	880,822	947,039	1,829,447	19,063	1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	$1,512	$793,980	$1,134,230	$1,929,722	$605	$1,930,327
See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$187,551	$196,133	$207,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,500	3,087	8,274
Equity in loss (income) of unconsolidated entities, net	5,007	(4,989)	(2,691)
Deferred income taxes, net	46,810	7,434	27,164
Amortization of stock-based compensation	15,906	12,612	11,935
Charges for impairments and lot option abandonments	2,053	1,470	1,930
Excess tax deficit of share-based awards	—	(165)	—
Changes in assets and liabilities:
Real estate inventories	(205,229)	(388,145)	(235,030)
Receivables	(44,280)	576	(23,592)
Other assets	13,487	(8,501)	35,360
Accounts payable	2,618	5,412	(4,020)
Accrued expenses and other liabilities	67,036	10,490	4,494
Returns on investments in unconsolidated entities, net	7,215	6,276	—
Net cash provided by (used in) operating activities	101,674	(158,310)	31,005
Cash flows from investing activities:
Purchases of property and equipment	(2,605)	(3,985)	(809)
Proceeds from sale of property and equipment	6	9	—
Investments in unconsolidated entities	(980)	(32)	(1,468)
Distributions from unconsolidated entities	—	—	1,415
Net cash used in investing activities	(3,579)	(4,008)	(862)
Cash flows from financing activities:
Borrowings from debt	500,000	541,069	140,000
Repayment of debt	(413,726)	(330,858)	(112,851)
Debt issuance costs	(5,957)	(5,062)	(2,688)
Net repayments of debt held by variable interest entities	—	(2,442)	(6,769)
Contributions from noncontrolling interests	—	1,955	5,990
Distributions to noncontrolling interests	(1,333)	(5,318)	(9,823)
Proceeds from issuance of common stock under share-based awards	12,291	587	1,616
Excess tax benefits of share-based awards	—	—	428
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	(1,359)	(2,190)
Share repurchases	(112,217)	(42,082)	—
Net cash (used in) provided by financing activities	(23,838)	156,490	13,713
Net increase (decrease) in cash and cash equivalents	74,257	(5,828)	43,856
Cash and cash equivalents - beginning of year	208,657	214,485	170,629
Cash and cash equivalents - end of year	$282,914	$208,657	$214,485
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
In connection with the Reorganization, TRI Pointe Group (i) became a co-issuer of TRI Pointe Homes’ 4.375% Senior Notes due 2019 (the "2019 Notes") and TRI Pointe Homes' 5.875% Senior Notes due 2024 (the "2024 Notes”); and (ii) replaced TRI Pointe Homes as the borrower under TRI Pointe Homes’ unsecured revolving credit facility.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as described in “Reverse Acquisition” below, as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of December 31, 2017 and 2016 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” have the following meanings:

•	For periods prior to July 7, 2015: TRI Pointe Homes (and its consolidated subsidiaries)

•	For periods from and after July 7, 2015: TRI Pointe Group (and its consolidated subsidiaries)
Reclassifications
Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation, including the Company's condensed reporting of restructuring charges, included in general and administrative expense on the consolidated statements of operations in this annual report on Form 10-K.
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

Subsequent Events
We evaluated subsequent events up until our consolidated financial statements were filed with the Securities and Exchange Commission.
Cash and Cash Equivalents and Concentration of Credit Risk
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short-term liquid investments with a maturity date of less than three months from the date of acquisition. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the year ended December 31, 2017 we had $854,000 of real estate inventory impairment charges. For the years ended December 31, 2016 and 2015 we recorded impairment charges of zero and $1.2 million, respectively.
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

Investments in Unconsolidated Entities
We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment has been impaired beyond a temporary period of time. For the year ended December 31, 2017, we had a $13.2 million impairment charge related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. For the years ended December 31, 2016 and 2015 we did not have any impairment charges related to investments in unconsolidated entities.
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
Restructuring Charges
Restructuring charges were incurred related to the merger (the “Merger”) with Weyerhaeuser Real Estate Company (“WRECO”), in addition to general cost reduction initiatives. These charges are composed of employee retention and severance-related expenses and lease termination costs.  We account for restructuring charges in accordance with ASC Topic 420, Exit or Disposal Cost Obligations or ASC Topic 712 – Compensation – Nonretirement Postemployment Benefits.  We had restructuring charges of $588,000, $649,000 and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Restructuring charges are included in general and administrative expense on the consolidated statements of operations.

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
The enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, among other things, reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. This resulted in a $22.0 million reduction in our deferred tax asset. The ultimate impact of the Tax Cuts and Jobs Act may be different, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the tax law changes.
We classify any interest and penalties related to income taxes as part of income tax expense.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2017. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.
For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2017 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2017, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2017, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2017, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as "ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASC 606 is effective for public entities for the annual periods ending after December 15, 2017, and for annual and interim periods thereafter.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASC 606, and we will adopt the new standard under the modified retrospective approach, effective January 1, 2018, by recognizing the net cumulative effect to the opening balance of retained earnings.
We have substantially completed our evaluation on the impact that the adoption of ASC 606 will have on our financial statements, and are in process of finalizing the analysis of certain costs, including the impact on income taxes and related accounts, which we do not expect to have a material impact to our consolidated financial statements. Based on our analysis, the adoption of ASC 606 will not have a material impact on the amount or timing of our home sales revenue, but could impact the amount and timing of future land and lot sales. The adoption of ASC 606 will impact the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. For example, we currently capitalize and amortize various sales office, model and other marketing related costs with each home delivered in a community. Under the new guidance, these costs will be expensed when incurred or capitalized to other assets and amortized to selling expense. We are adopting the modified retrospective approach and accordingly, the balance of any remaining unallocated capitalized sales office, model and other marketing related costs required to be expensed under ASC 606 will be recorded to our opening balance of retained earnings in our 2018 consolidated balance sheet. We expect to recognize an immaterial decrease to retained earnings.
In addition to the cumulative effect to retained earnings, effective January 1, 2018, the adoption of ASC 606 will result in reclassifications among Consolidated Balance Sheet accounts, notably from real estate inventories to other assets. These reclassifications will not materially change the total amount of net assets existing at December 31, 2017. ASC 606 will result in enhanced disclosure requirements, including changes in contract related assets and liabilities, quantitative and qualitative information about contracts with customers and qualitative information about performance obligations.
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
Our homebuilding operations consist of six homebuilding companies, each operating under different brand names, through which we acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, brand names, and underlying demand and supply. Based upon the above factors, our homebuilding operations comprise the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our financial services reportable segment (“TRI Pointe Solutions”) comprises our mortgage financing operations and title services operations.  Our mortgage financing operation (“TRI Pointe Connect”) provides mortgage financing to our homebuyers in all of the markets in which we operate.  TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  Our title services operation (“TRI Pointe Assurance”) provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe Group and acts as a title agency for First American Title Insurance Company.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	2017	2016	2015
Revenues
Maracay Homes	$296,768	$255,253	$185,645
Pardee Homes	826,033	730,848	670,063
Quadrant Homes	247,939	213,221	189,401
Trendmaker Homes	253,825	244,001	278,759
TRI Pointe Homes	927,247	723,186	774,005
Winchester Homes	257,089	237,413	302,276
Total homebuilding revenues	2,808,901	2,403,922	2,400,149
Financial services	1,371	1,220	1,010
Total	$2,810,272	$2,405,142	$2,401,159
Income before taxes
Maracay Homes	$23,987	$17,189	$9,849
Pardee Homes	198,738	204,237	183,077
Quadrant Homes	32,671	21,209	10,478
Trendmaker Homes	16,764	15,353	25,004
TRI Pointe Homes	89,811	62,013	104,970
Winchester Homes	15,472	16,147	22,411
Corporate	(45,091)	(39,698)	(38,589)
Total homebuilding income before income taxes	332,352	296,450	317,200
Financial services	7,466	5,777	2,060
Total	$339,818	$302,227	$319,260

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2017	December 31, 2016
Real estate inventories
Maracay Homes	$243,883	$228,965
Pardee Homes	1,245,659	1,098,608
Quadrant Homes	257,887	221,386
Trendmaker Homes	204,926	211,035
TRI Pointe Homes	855,727	868,088
Winchester Homes	297,471	282,545
Total	$3,105,553	$2,910,627
Total assets
Maracay Homes	$268,866	$255,466
Pardee Homes	1,346,296	1,201,302
Quadrant Homes	312,803	242,208
Trendmaker Homes	224,995	225,025
TRI Pointe Homes	1,062,920	1,052,400
Winchester Homes	313,921	305,379
Corporate	262,740	275,923
Total homebuilding assets	3,792,541	3,557,703
Financial services	12,840	6,937
Total	$3,805,381	$3,564,640

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income available to common stockholders	$187,191	$195,171	$205,461
Denominator:
Basic weighted-average shares outstanding	154,134,411	160,859,782	161,692,152
Effect of dilutive shares:
Stock options and unvested restricted stock units	950,955	521,717	627,606
Diluted weighted-average shares outstanding	155,085,366	161,381,499	162,319,758
Earnings per share
Basic	$1.21	$1.21	$1.27
Diluted	$1.21	$1.21	$1.27
Antidilutive stock options not included in diluted earnings per share	3,288,340	4,551,337	2,622,391

4.	Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Escrow proceeds and other accounts receivable, net	$89,783	$35,625
Warranty insurance receivable (Note 13)	35,817	46,875
Total receivables	$125,600	$82,500

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $330,000 in 2017 and $286,000 in 2016.

5.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Real estate inventories owned:
Homes completed or under construction	$793,685	$659,210
Land under development	1,934,556	1,824,989
Land held for future development	138,651	226,915
Model homes	211,658	155,039
Total real estate inventories owned	3,078,550	2,866,153
Real estate inventories not owned:
Land purchase and land option deposits	27,003	26,174
Consolidated inventory held by VIEs	—	18,300
Total real estate inventories not owned	27,003	44,474
Total real estate inventories	$3,105,553	$2,910,627

Homes completed or under construction comprises costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future.
Real estate inventories not owned represents deposits related to land purchase and land option agreements as well as consolidated inventory held by a VIE. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest incurred	$84,264	$68,306	$60,964
Interest capitalized	(84,264)	(68,306)	(60,964)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$157,329	$140,311	$124,461
Interest capitalized as a cost of inventory	84,264	68,306	60,964
Interest previously capitalized as a cost of inventory, included in cost of sales	(65,245)	(51,288)	(45,114)
Capitalized interest in ending inventory	$176,348	$157,329	$140,311

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income, net on the consolidated statements of operations.
Real estate inventory impairments and land option abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate inventory impairments	$854	$—	$1,167
Land and lot option abandonments and pre-acquisition costs	1,199	1,470	763
Total	$2,053	$1,470	$1,930

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

As of December 31, 2017, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5% to 65%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	December 31,
	2017	2016
Limited liability company interests	$2,687	$14,327
General partnership interests	3,183	3,219
Total	$5,870	$17,546

In the fourth quarter of 2017, we fully impaired a $13.2 million investment in a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. This $13.2 million impairment charge is included in equity in (loss) income of unconsolidated entities under our homebuilding operations on the consolidated statements of operations. Although we continue to hold a 5% equity stake in the joint venture, we are a non-funding member of the limited liability company and we expect our equity stake to be further diluted. This impairment charge is included in the Pardee Homes reporting segment in Note 2, Segment Information.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2017	2016
Assets
Cash	$11,678	$9,796
Receivables	6,564	10,203
Real estate inventories	99,997	97,402
Other assets	936	1,087
Total assets	$119,175	$118,488
Liabilities and equity
Accounts payable and other liabilities	$12,208	$12,844
Company’s equity	5,870	17,546
Outside interests' equity	101,097	88,098
Total liabilities and equity	$119,175	$118,488

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales	$24,247	$18,725	$7,326
Other operating expense	(13,904)	(11,315)	(6,690)
Other income (expense)	120	4	(279)
Net income	$10,463	$7,414	$357
Company’s equity in (loss) income of unconsolidated entities	$(5,007)	$4,989	$2,691

7.	Variable Interest Entities

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2017			December 31, 2016
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$400	$17,900	$18,300
Unconsolidated VIEs	3,418	112,590	N/A	2,375	49,016	N/A
Other land option agreements	23,585	269,349	N/A	23,799	246,658	N/A
Total	$27,003	$381,939	$—	$26,574	$313,574	$18,300

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $4.5 million and $3.6 million as of December 31, 2017 and 2016, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with the Merger with WRECO. As of December 31, 2017 and 2016, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of December 31, 2017, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,322)	21,657	27,979	(5,788)	22,191
Total	$167,283	$(6,322)	$160,961	$167,283	$(5,788)	$161,495

The remaining useful life of our amortizing intangible asset related to Maracay was 8.2 and 9.2 years as of December 31, 2017 and 2016, respectively. Amortization expense related to this intangible asset was $534,000 for each of the years ended December 31, 2017 and 2016, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the next five years and thereafter is (in thousands):

2018	$534
2019	534
2020	534
2021	534
2022	534
Thereafter	1,687
Total	$4,357

9.	Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Prepaid expenses	$13,040	$24,495
Refundable fees and other deposits	16,012	17,731
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs	3,427	2,101
Operating properties and equipment, net	10,528	10,884
Other	2,494	2,812
Total	$48,070	$60,592

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued payroll and related costs	$36,863	$33,761
Warranty reserves (Note 13)	69,373	83,135
Estimated cost for completion of real estate inventories	105,864	59,531
Customer deposits	19,568	13,437
Income tax liability to Weyerhaeuser	7,706	8,589
Accrued income taxes payable	30,672	1,200
Liability for uncertain tax positions	1,458	—
Accrued interest	11,014	11,570
Accrued insurance expense	1,187	529
Other tax liabilities	33,671	34,961
Other	13,506	17,132
Total	$330,882	$263,845

11.	Senior Notes and Notes Payable and Other Borrowings
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	—
Discount and deferred loan costs	(28,698)	(31,693)
Total	$1,471,302	$1,168,307
In June 2017, TRI Pointe Group issued $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity, beginning on December 1, 2017.
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
As of December 31, 2017, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (collectively, the “Senior Notes”), and there was $19.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $10.6 million and $10.7 million as of December 31, 2017 and 2016, respectively.

Unsecured Revolving Credit Facility
Unsecured revolving credit facility consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Unsecured revolving credit facility	$—	$200,000

On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75.0 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of December 31, 2017, we had no outstanding debt under the Credit Facility and $592.3 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of December 31, 2017 there was $3.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest related to the Credit Facility was $426,000 and $658,000 as of December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, we had outstanding letters of credit of $7.7 million and $4.3 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Seller Financed Loans
Seller financed loans consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Seller financed loans	$—	$13,726

Accrued interest on a seller finance loan outstanding as of December 31, 2016 was $519,000.
Interest Incurred
During the years ended December 31, 2017 and 2016, the Company incurred interest of $84.3 million and $68.3 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2017 and 2016, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $7.6 million and $6.5 million for the years ended December 31, 2017 and 2016, respectively.  Accrued interest related to all outstanding debt at December 31, 2017 and 2016 was $11.0 million and $11.6 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at December 31, 2017 and 2016, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2017		December 31, 2016
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,491,229	$1,552,335	$1,189,180	$1,219,125
Unsecured revolving credit facility (2)	Level 2	$—	$—	$200,000	$177,410
Seller financed loans (3)	Level 2	$—	$—	$13,726	$13,189
   __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $19.9 million and $20.9 million as of December 31, 2017 and 2016, respectively. The estimated fair value of our Senior Notes at December 31, 2017 and 2016 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility at December 31, 2016 was based on a treasury curve analysis.

(3)	The estimated fair value of the seller financed loan at December 31, 2016 was based on a treasury curve analysis.
At December 31, 2017 and 2016, the carrying value of cash and cash equivalents and receivables approximated fair value.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$854	$12,950	$—	$—

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  As of December 31, 2017 we did not have any matters to which the Company believes a loss is probable and reasonably estimable. Legal reserves were zero and $225,000 as of December 31, 2017 and 2016, respectively.
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

We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $35.8 million and $46.9 million as of December 31, 2017 and 2016, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Warranty reserves, beginning of period	$83,135	$45,948	$33,270
Warranty reserves accrued	13,336	12,712	16,557
Adjustments to pre-existing reserves(1)	(9,354)	36,826	7,451
Warranty expenditures	(17,744)	(12,351)	(11,330)
Warranty reserves, end of period	$69,373	$83,135	$45,948
  __________

(1)
Included in this amount for 2016 is approximately $38.0 million of additional warranty liabilities estimated to be covered by our insurance policies that were adjusted to present the warranty reserves and related estimated warranty insurance receivable on a gross basis at December 31, 2016. Of the $38.0 million adjusted in 2016, approximately $36.5 million related to prior year estimated warranty insurance recoveries.

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2017 and December 31, 2016, the Company had outstanding surety bonds totaling $537.4 million and $449.6 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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

2018	$7,006
2019	6,744
2020	6,769
2021	5,544
2022	3,107
Thereafter	3,044
$32,214

For the years ended December 31, 2017, 2016 and 2015, rental expense was $6.9 million, $6.4 million and $6.2 million, respectively.  Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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
For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings.  Our lease commitments under this ground lease, which extends through 2071, were (in thousands):

2018	$2,239
2019	2,239
2020	2,239
2021	2,239
2022	2,239
Thereafter	72,753
$83,948

This ground lease has been subleased through 2041 to the buyers of the commercial buildings. Our lease commitments through 2041 total $53.7 million as of December 31, 2017, and are fully offset by sublease receipts under the noncancellable subleases.
For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner. However, we have guaranteed the performance of the buyers/lessees. As of December 31, 2017, guaranteed future payments on the lease, which expires in 2041, were $12.5 million.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2017, we had $27.0 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $381.9 million (net of deposits).
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

2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013 and amended with the approval of our stockholders, in 2014 and 2015. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, bonus stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.

As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2017 there were 6,228,769 shares available for future grant under the 2013 Incentive Plan.
Converted Awards
On July 16, 2014, the Company filed a registration statement on Form S-8 (Registration No. 333-197461) on July 16, 2014 to register 4,105,953 shares of common stock related to converted equity awards issued in connection with the Company's acquisition of WRECO. The converted awards have the same terms and conditions as the prior equity awards except that all performance share units were surrendered in exchange for time-vesting restricted stock units without any performance-based vesting conditions or requirements and the exercise price of each converted stock option is equal to the original exercise price divided by an exchange ratio of 2.1107, rounded down to the nearest whole number of shares of common stock. There will be no future grants under the WRECO equity incentive plans.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total stock-based compensation	$15,906	$12,612	$11,935

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2017, total unrecognized stock-based compensation related to all stock-based awards was $17.3 million and the weighted average term over which the expense was expected to be recognized was 1.57 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2016	2,971,370	$13.12	4.4	$1,568
Granted	—	—	—
Exercised	(1,066,298)	11.74
Forfeited	(750,414)	14.09
Options outstanding at December 31, 2017	1,154,658	14.16	4.9	$4,350
Options exercisable at December 31, 2017	1,039,819	$14.15	4.8	$3,933

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company's common stock at the end of the period and the exercise price of each stock option award to the extent it is considered "in-the-money". A stock option award is considered to be "in-the-money" if the fair market value of the Company's stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $324,000 and $642,000, respectively. There were no stock option awards granted or assumed during the years ended December 31, 2017, 2016 and 2015.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2016	3,412,719	$9.77	$39,179
Granted	1,670,936	11.00
Vested	(714,612)	12.34
Forfeited	(61,451)	11.66
Nonvested RSUs at December 31, 2017	4,307,592	$9.80	$77,192

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $8.8 million, $4.6 million and $6.8 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 were $18.4 million, $21.8 million and $18.3 million, respectively.

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

On March 1, 2016, the Company granted 297,426, 285,986 and 125,834 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The percentage of these performance-based RSUs that vest will be determined by comparing the Company’s total stockholder return ("TSR") to the TSRs of a group of peer homebuilding companies. The performance period for these performance-based RSUs is January 1, 2016 to December 31, 2018. These performance-based RSUs will not vest if the Company’s total stockholder return from January 1, 2016 to December 31, 2018 is not a positive number, provided that the executive will thereafter become vested in the award units, or portion thereof, that would have otherwise vested on December 31, 2018 if on any day after December 31, 2018 and on or before December 31, 2020, the Company’s total stockholder return is greater than zero and the executive is employed by the Company on that date. If the performance-based RSUs have not vested on or before December 31, 2020, such performance-based RSUs shall be cancelled and forfeited for no consideration. The fair value of these performance-based RSUs was determined to be $4.76 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

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

15.	Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$95,814	$90,387	$91,343
State	8,961	8,744	6,715
Total current taxes	104,775	99,131	98,058
Deferred:
Federal	37,151	5,749	8,296
State	10,341	1,214	5,725
Total deferred taxes	47,492	6,963	14,021
Total income tax expense	$152,267	$106,094	$112,079

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 35% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Taxes at the U.S. federal statutory rate	$118,936	$105,779	$111,846
State income taxes, net of federal tax impact	10,712	9,539	9,627
Domestic production activities deduction	(7,108)	(5,037)	(5,566)
Non-deductible transaction costs	541	305	—
Change in valuation allowance	3,256	(4,038)	(1,872)
Tax Cuts and Jobs Act	21,961	—	—
Other, net	3,969	(454)	(1,956)
Total income tax expense	$152,267	$106,094	$112,079
Effective income tax rate	44.8%	35.1%	35.1%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Impairment and other valuation reserves	$40,438	$73,890
Incentive compensation	5,851	8,322
Indirect costs capitalized	19,574	25,377
Net operating loss carryforwards (state)	25,172	24,583
State taxes	2,181	2,985
Other costs and expenses	11,354	15,214
Gross deferred tax assets	104,570	150,371
Valuation allowance	(3,478)	(323)
Deferred tax assets, net of valuation allowance	101,092	150,048
Deferred tax liabilities:
Interest capitalized	(7,144)	(814)
Basis difference in inventory	(9,207)	(14,186)
Fixed assets	(1,710)	(1,101)
Intangibles	(5,360)	(8,456)
Deferred financing costs	(898)	(924)
Other	(360)	(1,344)
Deferred tax liabilities	(24,679)	(26,825)
Net deferred tax assets	$76,413	$123,223

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act, for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Cuts and Jobs Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Cuts and Jobs Act.
As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Cuts and Jobs Act. However, there is some uncertainty around the grandfathering provisions related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act and state conformity to those provisions and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of December 31, 2017, the Company recorded an income tax charge of $22.0 million related to the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act.
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
As of December 31, 2017, the Company had a state net operating loss carryforward of $385.9 million, which will expire between 2028 and 2036. As of December 31, 2017 and 2016, we had a valuation allowance on our deferred tax assets of $3.5 million and $323,000, respectively. The increase in our valuation allowance in 2017 was related to the $13.2 million impairment of our investment in a limited liability company joint venture for the entitlement and development of land located in a Los Angeles County, California that was recorded in the fourth quarter of 2017. A valuation allowance was recorded against the deferred tax asset related to this impairment due to the fact that the joint venture if disposed at its carrying value would result in a capital loss, the realization of which is uncertain. The decrease in the valuation allowance in 2016 was principally due to a release of the valuation allowance against the deferred tax asset related to state net operating loss carryovers as realization of tax benefits are more likely than not to occur.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2014-2016 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$—	$272
Increase (decrease) related to prior year tax positions	1,521	(272)
Balance at end of year	$1,521	$—
 The Company classifies interest and penalties related to income taxes as part of income tax expense. The Company has not recorded any tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2017, 2016 and 2015. The Company estimates that the uncertain tax positions, if reversed, would result in a tax benefit of approximately $1.4 million.

16.	Related Party Transactions
TRI Pointe has certain liabilities with Weyerhaeuser related to a tax sharing agreement executed in connection with the Merger. The liabilities under the tax sharing agreement relate to a portion of the California net operating loss generated prior to the WRECO Merger that are expected to be realized after July 7, 2014; federal tax credits generated prior to the Merger that are expected to be realized after July 7, 2014; and deductions for stock option awards granted through December 31, 2013 that are expected to be realized after July 7, 2014.  As of December 31, 2017 and 2016, we had an income tax liability to Weyerhaeuser of $7.7 million and $8.6 million, respectively, which is recorded in accrued expenses and other liabilities on the accompanying balance sheet.
We had no related party transactions for the twelve months ended December 31, 2017.
In May of 2016, we entered into an agreement with an affiliate of Starwood Capital Group, a then greater than 5% holder of our common stock, to acquire 52 lots located in Azusa, California, for an aggregate purchase price of $18.4 million. In October of 2016, we acquired 27 of these lots for a purchase price of $9.6 million. Our former Chairman of the Board is also the Chairman and Chief Executive Officer of Starwood Capital Group. This acquisition was approved by our independent directors. In January of 2015, TRI Pointe acquired 46 lots located in Castle Rock, Colorado, for a purchase price of approximately $2.8 million from an entity managed by an affiliate of Starwood Capital Group. In August of 2016, we agreed to purchase 257 additional lots for an aggregate purchase price of approximately $8.6 million. In October of 2016, we acquired 126 of these lots for a purchase price of $4.2 million. This acquisition was approved by our independent directors. As of March 27, 2017, Starwood Capital Group is no longer a related party.

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

17.	Supplemental Disclosure to Consolidated Statement of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $77,193, $53,028 and $60,964	$—	$—	$—
Income taxes	$74,388	$117,215	$69,917
Supplemental disclosures of noncash activities:
Accrued liabilities related to the purchase of operating properties and equipment	$—	$1,828	$3,976
Amortization of senior note discount capitalized to real estate inventory	$2,048	$1,815	$1,552
Amortization of deferred loan costs capitalized to real estate inventory	$5,578	$4,642	$3,820
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$(17,485)	$(316)	$5,297
Increase in accrued expenses and other liabilities	$—	$—	$300
Decrease (increase) in noncontrolling interests	$17,485	$316	$(5,597)

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at December 31, 2017 and December 31, 2016, condensed consolidating statements of operations for the full years ended December 31, 2017, 2016 and 2015, and condensed consolidating statements of cash flows for the full years ended December 31, 2017, 2016 and 2015.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer” for all periods presented after July 7, 2015, the date of the Reorganization.

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2017
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$176,684	$106,230	$—	$282,914
Receivables	56,021	69,579	—	125,600
Intercompany receivables	794,550	—	(794,550)	—
Real estate inventories	855,727	2,249,826	—	3,105,553
Investments in unconsolidated entities	—	5,870	—	5,870
Goodwill and other intangible assets, net	156,604	4,357	—	160,961
Investments in subsidiaries	1,448,690	—	(1,448,690)	—
Deferred tax assets, net	10,892	65,521	—	76,413
Other assets	3,465	44,605	—	48,070
Total Assets	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Liabilities
Accounts payable	$9,364	$63,506	$—	$72,870
Intercompany payables	—	794,550	(794,550)	—
Accrued expenses and other liabilities	92,245	238,637	—	330,882
Senior notes, net	1,471,302	—	—	1,471,302
Total Liabilities	1,572,911	1,096,693	(794,550)	1,875,054
Equity
Total stockholders’ equity	1,929,722	1,448,690	(1,448,690)	1,929,722
Noncontrolling interests	—	605	—	605
Total Equity	1,929,722	1,449,295	(1,448,690)	1,930,327
Total Liabilities and Equity	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381
 __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$141,568	$67,089	$—	$208,657
Receivables	26,692	55,808	—	82,500
Intercompany receivables	775,321	—	(775,321)	—
Real estate inventories	868,088	2,042,539	—	2,910,627
Investments in unconsolidated entities	—	17,546	—	17,546
Goodwill and other intangible assets, net	156,604	4,891	—	161,495
Investments in subsidiaries	1,285,295	—	(1,285,295)	—
Deferred tax assets, net	15,644	107,579	—	123,223
Other assets	11,401	49,191	—	60,592
Total Assets	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640

Liabilities
Accounts payable	$20,637	$49,615	$—	$70,252
Intercompany payables	—	775,321	(775,321)	—
Accrued expenses and other liabilities	48,496	215,349	—	263,845
Unsecured revolving credit facility	200,000	—	—	200,000
Seller financed loans	13,726	—	—	13,726
Senior notes, net	1,168,307	—	—	1,168,307
Total Liabilities	1,451,166	1,040,285	(775,321)	1,716,130
Equity
Total stockholders’ equity	1,829,447	1,285,295	(1,285,295)	1,829,447
Noncontrolling interests	—	19,063	—	19,063
Total Equity	1,829,447	1,304,358	(1,285,295)	1,848,510
Total Liabilities and Equity	$3,280,613	$2,344,643	$(2,060,616)	$3,564,640
  __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2017
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$927,247	$1,805,052	$—	$2,732,299
Land and lot sales revenue	—	74,269	—	74,269
Other operations revenue	—	2,333	—	2,333
Total revenues	927,247	1,881,654	—	2,808,901
Cost of home sales	780,732	1,392,519	—	2,173,251
Cost of land and lot sales	—	14,888	—	14,888
Other operations expense	—	2,298	—	2,298
Sales and marketing	34,286	102,780	—	137,066
General and administrative	67,006	70,758	—	137,764
Homebuilding income from operations	45,223	298,411	—	343,634
Equity in loss of unconsolidated entities	—	(11,433)	—	(11,433)
Other income, net	38	113	—	151
Homebuilding income before taxes	45,261	287,091	—	332,352
Financial Services:
Revenues	—	1,371	—	1,371
Expenses	—	331	—	331
Equity in income of unconsolidated entities	—	6,426	—	6,426
Financial services income before taxes	—	7,466	—	7,466
Income before taxes	45,261	294,557	—	339,818
Provision for income taxes	(22,501)	(129,766)	—	(152,267)
Equity of net income (loss) of subsidiaries	164,431	—	(164,431)	—
Net income (loss)	187,191	164,791	(164,431)	187,551
Net income attributable to noncontrolling interests	—	(360)	—	(360)
Net income (loss) available to common stockholders	$187,191	$164,431	$(164,431)	$187,191
 _________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$723,186	$1,606,150	$—	$2,329,336
Land and lot sales revenue	—	72,272	—	72,272
Other operations revenue	—	2,314	—	2,314
Total revenues	723,186	1,680,736	—	2,403,922
Cost of home sales	607,316	1,229,011	—	1,836,327
Cost of land and lot sales	—	17,367	—	17,367
Other operations expense	—	2,247	—	2,247
Sales and marketing	29,092	98,811	—	127,903
General and administrative	59,327	64,792	—	124,119
Homebuilding income from operations	27,451	268,508	—	295,959
Equity in income of unconsolidated entities	—	179	—	179
Other income, net	149	163	—	312
Homebuilding income before taxes	27,600	268,850	—	296,450
Financial Services:
Revenues	—	1,220	—	1,220
Expenses	—	253	—	253
Equity in income of unconsolidated entities	—	4,810	—	4,810
Financial services income before taxes	—	5,777	—	5,777
Income before taxes	27,600	274,627	—	302,227
Provision for income taxes	(11,322)	(94,772)	—	(106,094)
Equity of net income (loss) of subsidiaries	178,893	—	(178,893)	—
Net income (loss)	195,171	179,855	(178,893)	196,133
Net income attributable to noncontrolling interests	—	(962)	—	(962)
Net income (loss) available to common stockholders	$195,171	$178,893	$(178,893)	$195,171
 __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$774,005	$1,517,259	$—	$2,291,264
Land and lot sales revenue	—	101,284	—	101,284
Other operations revenue	—	7,601	—	7,601
Total revenues	774,005	1,626,144	—	2,400,149
Cost of home sales	624,791	1,183,985	—	1,808,776
Cost of land and lot sales	—	35,089	—	35,089
Other operations expense	—	4,360	—	4,360
Sales and marketing	26,792	89,425	—	116,217
General and administrative	55,442	65,383	—	120,825
Homebuilding income from operations	66,980	247,902	—	314,882
Equity in income of unconsolidated entities	—	1,460	—	1,460
Other (loss) income, net	(127)	985	—	858
Homebuilding income before taxes	66,853	250,347	—	317,200
Financial Services:
Revenues	—	1,010	—	1,010
Expenses	—	181	—	181
Equity in income of unconsolidated entities	—	1,231	—	1,231
Financial services income before taxes	—	2,060	—	2,060
Income before taxes	66,853	252,407	—	319,260
Provision for income taxes	(20,001)	(92,078)	—	(112,079)
Equity of net income (loss) of subsidiaries	158,609	—	(158,609)	—
Net income (loss)	205,461	160,329	(158,609)	207,181
Net income attributable to noncontrolling interests	—	(1,720)	—	(1,720)
Net income (loss) available to common stockholders	$205,461	$158,609	$(158,609)	$205,461
  __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2017
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$73,208	$28,466	$—	$101,674
Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(1,181)	—	(2,605)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(980)	—	(980)
Intercompany	(14,163)	—	14,163	—
Net cash (used in) provided by investing activities	(15,587)	(2,155)	14,163	(3,579)
Cash flows from financing activities:
Borrowings from debt	500,000	—	—	500,000
Repayment of debt	(413,726)	—	—	(413,726)
Debt issuance costs	(5,957)	—	—	(5,957)
Distributions to noncontrolling interests	—	(1,333)	—	(1,333)
Proceeds from issuance of common stock under share-based awards	12,291	—	—	12,291
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	—	—	(2,896)
Share repurchases	(112,217)	—	—	(112,217)
Intercompany	—	14,163	(14,163)	—
Net cash (used in) provided by financing activities	(22,505)	12,830	(14,163)	(23,838)
Net increase in cash and cash equivalents	35,116	39,141	—	74,257
Cash and cash equivalents - beginning of year	141,568	67,089	—	208,657
Cash and cash equivalents - end of year	$176,684	$106,230	$—	$282,914
 __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2016
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(179,397)	$21,087	$—	$(158,310)
Cash flows from investing activities:
Purchases of property and equipment	(1,603)	(2,382)	—	(3,985)
Proceeds from sale of property and equipment	—	9	—	9
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	12,102	—	(12,102)	—
Net cash provided by (used in) investing activities	10,499	(2,405)	(12,102)	(4,008)
Cash flows from financing activities:
Borrowings from debt	541,069	—	—	541,069
Repayment of debt	(330,458)	(400)	—	(330,858)
Debt issuance costs	(5,062)	—	—	(5,062)
Repayment of debt payable to Weyerhaeuser	—	(2,442)	—	(2,442)
Decrease in book overdrafts	—	1,955	—	1,955
Distributions to Weyerhaeuser	—	(5,318)	—	(5,318)
Proceeds from issuance of common stock under share-based awards	587	—	—	587
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	—	—	(1,359)
Share repurchases	(42,082)	—	—	(42,082)
Intercompany	—	(12,102)	12,102	—
Net cash provided by (used in) financing activities	162,695	(18,307)	12,102	156,490
Net (decrease) increase in cash and cash equivalents	(6,203)	375	—	(5,828)
Cash and cash equivalents - beginning of year	147,771	66,714	—	214,485
Cash and cash equivalents - end of year	$141,568	$67,089	$—	$208,657
 _________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2015
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities
Net cash provided by operating activities	$1,714	$29,291	$—	$31,005
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	254	—	(809)
Investments in unconsolidated entities	—	(1,468)	—	(1,468)
Distributions from unconsolidated entities	—	1,415	—	1,415
Intercompany	16,717	—	(16,717)	—
Net cash provided by (used in) investing activities	15,654	201	(16,717)	(862)
Cash flows from financing activities:
Borrowings from debt	140,000	—	—	140,000
Repayment of debt	(112,651)	(200)	—	(112,851)
Debt issuance costs	(2,688)	—	—	(2,688)
Net repayments of debt held by variable interest entities	—	(6,769)	—	(6,769)
Contributions from noncontrolling interests	—	5,990	—	5,990
Distributions to noncontrolling interests	—	(9,823)	—	(9,823)
Proceeds from issuance of common stock under share-based awards	1,616	—	—	1,616
Excess tax benefits of share-based awards	428	—	—	428
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,190)	—	—	(2,190)
Intercompany	—	(16,717)	16,717	—
Net cash provided by (used in) financing activities	24,515	(27,519)	16,717	13,713
Net increase in cash and cash equivalents	41,883	1,973	—	43,856
Cash and cash equivalents - beginning of period	105,888	64,741	—	170,629
Cash and cash equivalents - end of period	$147,771	$66,714	$—	$214,485
  __________

(1)	References to “Issuer” in Note 18, Supplemental Guarantor Information have the following meanings:

a.	for periods prior to July 7, 2015: TRI Pointe Homes only

b.	for periods from and after July 7, 2015: TRI Pointe Homes and TRI Pointe Group as co-issuers

19.	Results of Quarterly Operations (Unaudited)
The following table presents our unaudited quarterly financial data (in thousands, except per share amounts).

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$393,391	$570,626	$717,735	$1,128,520
Cost of homes sales and other(2)	319,618	455,476	534,494	880,849
Gross margin	$73,773	$115,150	$183,241	$247,671
Net income	$8,217	$32,803	$72,289	$74,242
Net income attributable to noncontrolling interests	(24)	(89)	$(25)	(222)
Net income available to common stockholders	$8,193	$32,714	$72,264	$74,020

Earnings per share
Basic	$0.05	$0.21	$0.48	$0.49
Diluted	$0.05	$0.21	$0.48	$0.49
__________
(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$424,138	$625,222	$582,029	$773,753
Cost of homes sales and other(2)	325,844	447,781	464,632	617,684
Gross margin	$98,294	$177,441	$117,397	$156,069
Net income	$28,710	$74,193	$35,145	$58,085
Net income attributable to noncontrolling interests	(160)	(267)	(311)	(224)
Net income available to common stockholders	$28,550	$73,926	$34,834	$57,861

Earnings per share
Basic	$0.18	$0.46	$0.22	$0.36
Diluted	$0.18	$0.46	$0.22	$0.36
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

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 20, 2018
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial Officer)	February 20, 2018
Michael D. Grubbs

/s/ Glenn J. Keeler	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2018
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 20, 2018
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 20, 2018
Daniel S. Fulton

/s/ Constance B. Moore	Director	February 20, 2018
Constance B. Moore

/s/ Thomas B. Rogers	Director	February 20, 2018
Thomas B. Rogers

Exhibit Number	Exhibit Description
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

4.2
Registration Rights Agreement, dated as of January 30, 2013, among TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C., and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed January 9, 2014))

4.3
First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., VIII/TPC Holdings, L.L.C. and certain TRI Pointe Homes, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.4
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 4.375% Senior Note due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.5
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.6
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.7
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.8
Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.9
First Supplemental Indenture, dated as of July 7, 2014, among TRI Pointe Homes, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.10
Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.11
Third Supplemental Indenture, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.12
Indenture, dated as of May 23, 2016, by and between TRI Pointe Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

Exhibit Number	Exhibit Description
4.13
First Supplemental Indenture, dated as of May 26, 2016, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed May 26, 2016))

4.14
Second Supplemental Indenture, dated as of June 8, 2017, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.15	Form of 4.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed May 26, 2016))

4.16	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

10.1
Registration Rights Agreement with respect to 4.375% Senior Notes due 2019, dated as of June 23, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2
Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.3
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 4.375% Senior Notes due 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.6
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.7
Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.8
First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.9
Amended and Restated Credit Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.10
Modification Agreement dated as of June 20, 2017, by and among TRI Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 20, 2017))

10.11†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

Exhibit Number	Exhibit Description

10.12†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.13†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.14†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.15†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

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

10.17†	Amendment No. 4 to TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.18†
Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.19†
Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.20†
Executive Employment Agreement dated as of November 19, 2015 between TRI Pointe Group, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed November 20, 2015))

10.21†
Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.22†
Form of Amendment to Indemnification Agreement between TRI Pointe Group, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.23†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.24†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.25†	Form of Performance-Based Cash Award Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.26†
Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.27†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed February 28, 2017))

10.28†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (filed February 28, 2017))

Exhibit Number	Exhibit Description
10.29†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed March 2, 2016))

10.31†
Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed March 11, 2015))

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed March 11, 2015))

10.33†	Form of Performance-Based Restricted Stock Unit Award Agreement (stock price) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (filed March 11, 2015))

10.34†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

12.1	Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of TRI Pointe Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement