Form 10-Q
period 2018-03-31
TRI Pointe Group, Inc.
filed 2018-04-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
151,922,459 shares of common stock were issued and outstanding as of April 16, 2018.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$324,608	$282,914
Receivables	55,249	125,600
Real estate inventories	3,145,555	3,105,553
Investments in unconsolidated entities	4,699	5,870
Goodwill and other intangible assets, net	160,827	160,961
Deferred tax assets, net	73,818	76,413
Other assets	82,005	48,070
Total assets	$3,846,761	$3,805,381
Liabilities
Accounts payable	$76,249	$72,870
Accrued expenses and other liabilities	333,190	330,882
Senior notes, net	1,473,074	1,471,302
Total liabilities	1,882,513	1,875,054

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 151,922,459 and 151,162,999 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,519	1,512
Additional paid-in capital	792,369	793,980
Retained earnings	1,169,756	1,134,230
Total stockholders’ equity	1,963,644	1,929,722
Noncontrolling interests	604	605
Total equity	1,964,248	1,930,327
Total liabilities and equity	$3,846,761	$3,805,381

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Homebuilding:
Home sales revenue	$582,572	$392,004
Land and lot sales revenue	223	578
Other operations revenue	598	568
Total revenues	583,393	393,150
Cost of home sales	450,502	318,404
Cost of land and lot sales	503	654
Other operations expense	602	560
Sales and marketing	38,283	26,700
General and administrative	36,814	34,649
Homebuilding income from operations	56,689	12,183
Equity in (loss) income of unconsolidated entities	(468)	138
Other income, net	171	77
Homebuilding income before income taxes	56,392	12,398
Financial Services:
Revenues	283	241
Expenses	137	74
Equity in income of unconsolidated entities	1,002	266
Financial services income before income taxes	1,148	433
Income before income taxes	57,540	12,831
Provision for income taxes	(14,660)	(4,614)
Net income	42,880	8,217
Net income attributable to noncontrolling interests	—	(24)
Net income available to common stockholders	$42,880	$8,193
Earnings per share
Basic	$0.28	$0.05
Diluted	$0.28	$0.05
Weighted average shares outstanding
Basic	151,464,547	158,769,478
Diluted	152,775,851	159,390,586

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	158,626,229	$1,586	$880,822	$947,039	$1,829,447	$19,063	$1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	1,512	793,980	1,134,230	1,929,722	605	1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	42,880	42,880	—	42,880
Shares issued under share-based awards	759,460	7	968	—	975	—	975
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	3,470	—	3,470	—	3,470
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at March 31, 2018	151,922,459	$1,519	$792,369	$1,169,756	$1,963,644	$604	$1,964,248
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$42,880	$8,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,488	822
Equity in income of unconsolidated entities, net	(534)	(404)
Deferred income taxes, net	5,024	1,118
Amortization of stock-based compensation	3,470	3,841
Charges for impairments and lot option abandonments	248	321
Changes in assets and liabilities:
Real estate inventories	(87,107)	(138,011)
Receivables	70,351	16,702
Other assets	2,308	2,326
Accounts payable	3,379	3,863
Accrued expenses and other liabilities	2,165	(11,952)
Returns on investments in unconsolidated entities, net	2,214	866
Net cash provided by (used in) operating activities	49,886	(112,291)
Cash flows from investing activities:
Purchases of property and equipment	(2,170)	(1,173)
Proceeds from sale of property and equipment	—	5
Investments in unconsolidated entities	(947)	(231)
Net cash used in investing activities	(3,117)	(1,399)
Cash flows from financing activities:
Borrowings from debt	—	50,000
Repayment of debt	—	(13,726)
Distributions to noncontrolling interests	(1)	(415)
Proceeds from issuance of common stock under share-based awards	975	746
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	(2,561)
Share repurchases	—	(492)
Net cash (used in) provided by financing activities	(5,075)	33,552
Net increase (decrease) in cash and cash equivalents	41,694	(80,138)
Cash and cash equivalents - beginning of period	282,914	208,657
Cash and cash equivalents - end of period	$324,608	$128,519

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of March 31, 2018 and December 31, 2017 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
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
Significant Accounting Policies Update
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. We have adopted and applied this updated revenue recognition policy as of January 1, 2018.
The majority of our revenues are related to fixed-price contracts to deliver completed homes to homebuyers, and to a much lesser degree, to deliver land or lots to other homebuilders or real estate developers. We generally deliver completed homes to homebuyers and land and lots to other homebuilders or real estate developers when all closing conditions are met, including the passage of title and the receipt of consideration, and the collection of associated receivables, if any, is reasonably assured. When it is determined that there are uncompleted performance obligations, the transaction price and the related profit for those uncompleted performance obligations are deferred for recognition in future periods based on the principles of ASC

606. The most common examples of uncompleted performance obligations are unfinished pools or outdoor landscaping features that are unable to be completed due to weather or other circumstances.
Following the adoption of ASC 606, the timing of revenue recognition for all of our contracts remained materially consistent with our historical revenue recognition policy due to the nature of our revenue generating activities, with the most common difference under ASC 606 relating to the deferral of revenue due to these uncompleted performance obligations at the time we deliver new homes to our homebuyers.
When we enter into a contract with a homebuyer, we sometimes receive a nonrefundable deposit that is recognized as revenue under circumstances where a contract is canceled by the homebuyer. These amounts are recognized as home sales revenue at the time a contract is canceled by the homebuyer. We have not experienced significant contract modifications impacting the timing of revenue recognition under ASC 606, nor will we be required to use estimates in the application of the core revenue recognition principles.
Real Estate Inventories and Cost of Sales
ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The adoption of Subtopic 340-40 impacts the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. For example, we historically capitalized to inventory and amortized through cost of home sales various sales office, model and other marketing related costs with each home delivered in a community. Under Subtopic 340-40, these costs are expensed when incurred or capitalized to other assets and amortized to selling expense.
Recently Issued Accounting Standards Not Yet Adopted
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.
Adoption of New Accounting Standards
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018 and our adoption did not have a material impact on our consolidated financial statements.
On January 1, 2018, we adopted ASC 606 using the modified retrospective approach applying the method of presenting the standard of ASC 606 to only those contracts not considered completed under legacy GAAP. As a result of this application of ASC 606, no prior period results have been recast and the standard has been applied prospectively as of January 1, 2018. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet resulting from the adoption of ASC 606 was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Real estate inventories	$3,105,553	$(49,317)	$3,056,236
Deferred income tax asset	76,413	(2,429)	73,984
Other assets	48,070	39,534	87,604
Equity
Retained earnings	1,134,230	(7,354)	1,126,876
Our cumulative adjustment to retained earnings on January 1, 2018 related primarily to the impact of Subtopic 340-40 and the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. See Significant Accounting Policies Update above.
In accordance with ASC 606 disclosure requirements, the impact of adopting ASC 606 on our consolidated income statement and balance sheet for the three months ended March 31, 2018 were as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Home sales	$582,572	$583,053	$(481)

Costs and expenses
Cost of home sales	450,502	458,139	(7,637)
Sales and marketing	38,283	32,796	5,487
Provision for income taxes	(14,660)	(14,235)	425
Net income	42,880	41,636	1,244
Diluted earnings per share	$0.28	$0.27	$0.01

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Real estate inventories	$3,145,555	$3,193,904	$(48,349)
Deferred tax assets, net	73,818	71,389	2,429
Other assets	82,005	42,061	39,944

Liabilities
Accrued expenses and other liabilities	333,190	332,899	291

Equity
Retained earnings	1,169,756	1,175,866	(6,110)
Contracts with Customers
In consideration of the appropriate revenue recognition for our contracts with customers, we first assessed our ordinary operations in order to capture all revenue transactions with a counter-party appropriately considered a customer. Historically, our ordinary homebuilding revenue generating activities have included contracts with homebuyers to deliver completed homes and to a lesser extent, contracts with other homebuilders or real estate developers to deliver land or lots in exchange for consideration. The majority of our homebuilding contracts with customers typically include a single performance obligation, which is the transfer of control of the real estate property when all closing conditions are met.

In addition to our core homebuilding operations, we undertake service operations with customers in the form of our financial services reportable segment (“TRI Pointe Solutions”), which is comprised of our mortgage financing operations, title services operations and property and casualty insurance agency operations.  Our mortgage financing operation (“TRI Pointe Connect”) can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate.  TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  Our title services operation (“TRI Pointe Assurance”) provides title examinations for our homebuyers in our Trendmaker Homes and Winchester Homes brands.  TRI Pointe Assurance is a wholly-owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Our property and casualty insurance agency operations (“TRI Pointe Advantage”), which launched in early 2018, is a wholly-owned subsidiary of TRI Pointe that provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate.
We do not currently have any long-term contracts with customers. ASC 606 provides certain practical expedients that limit some of the accounting treatments and disclosure requirements existing under this accounting standard. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Disaggregation of Revenues
We generate revenues from a mix of homebuilding operations and financial services operations. Due to the nature of our revenue generating activities, the disaggregated revenue reported on our consolidated statement of operations, in conjunction with the revenues reported in our segment disclosure, is deemed sufficient to report revenue from contracts with customers in accordance with the disaggregation disclosure requirements of ASC 606. We report total revenues in Note 2, Segment Information, which is fully comprised of our revenues from contracts with customers. While the total homebuilding revenues by segment include a mix of home sales revenue, land and lot sales revenue and other operations revenue, all material revenue amounts outside of home sales revenue are attributed to their respective homebuilding segment in the discussion below. Our consideration of disaggregated revenue consisted of a variety of facts and circumstances pertaining to our contracts with customers. These considerations included the nature, amounts, timing and other characteristics and economic factors present within each revenue line item appearing on our consolidated statement of operations. See below for further commentary on each of our revenue streams from contracts with customers.
Home sales revenue
The majority of our total revenue is generated from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers is immaterial.
Land and lot sales revenue
Historically, land and lot sales revenue has been generated from a small volume of activity, although in some years a significant amount of revenue and gross margin has been realized. We do not expect our future land and lot sales revenue to be material, but we still consider these sales to be an ordinary part of our business, thus meeting the definition of contracts with customers. Similar to our home sales, revenue from land and lot sales is typically fully recognized when the land and lot sales transactions are consummated, at which time no further performance obligations are left to be satisfied. Some of our historical land and lot sales have included future profit participation rights. Future land and lot sales revenue will be recognized in the periods in which all closing conditions are met, subject to the constraint on variable consideration related to profit participation rights, if such rights exist in the sales contract.
Other operations revenue
The majority of our other homebuilding operations revenue relates to a ground lease at our Quadrant Homes reporting segment. We are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 840, Leases. We do not recognize a material profit on this ground lease.
Financial services revenues
TRI Pointe Solutions is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, TRI Pointe Assurance title services operations, and TRI Pointe Advantage property and casualty insurance agency operations.
Mortgage financing operations

TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  Based on our percentage stake in this joint venture, we record a percentage of revenue earned by TRI Pointe Connect. Revenue is recognized in the period in which the home sales transactions are consummated. We do not have a history of uncollectable amounts from these operations. TRI Pointe Connect activity appears as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations.
Title services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Texas, Maryland and Virginia.  TRI Pointe Assurance is a wholly-owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. At the time of the consummation of the home sales transactions we recognize a percentage of revenue captured by First American Title Insurance Company. We do not have a history of uncollectable amounts from these operations. TRI Pointe Assurance activity appears as revenues under the Financial Services section of our consolidated statements of operations.
Property and casualty insurance agency operations
TRI Pointe Advantage is a wholly-owned subsidiary of TRI Pointe and provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate. These operations began in February, 2018 and have not generated a material amount of revenue.  We expect revenue from these operations to increase as customers use these services to procure homeowners insurance, with further revenue potential as customers renew their insurance coverages beyond the initial coverage periods.  The total consideration for these services, including renewal options, shall be estimated upon the issuance of the initial insurance policy, subject to constraint. TRI Pointe Advantage activity appears as revenue under the Financial Services section of our consolidated statements of operations.

2.	Segment Information
We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding brands that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors, our homebuilding operations are comprised of the following six reportable segments: Maracay Homes, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our TRI Pointe Solutions financial services operation is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, our TRI Pointe Assurance title services operations, and our TRI Pointe Advantage property and casualty insurance agency operations. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.
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
The reportable segments follow the same accounting policies used for our consolidated financial statements, as described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Maracay Homes	$58,455	$51,060
Pardee Homes	180,470	83,699
Quadrant Homes	61,903	40,552
Trendmaker Homes	41,408	52,362
TRI Pointe Homes	190,420	130,836
Winchester Homes	50,737	34,641
Total homebuilding revenues	583,393	393,150
Financial services	283	241
Total	$583,676	$393,391

Income (loss) before income taxes
Maracay Homes	$4,391	$1,757
Pardee Homes	39,191	9,893
Quadrant Homes	8,140	3,744
Trendmaker Homes	370	1,882
TRI Pointe Homes	14,531	6,439
Winchester Homes	1,607	400
Corporate	(11,838)	(11,717)
Total homebuilding income before income taxes	56,392	12,398
Financial services	1,148	433
Total	$57,540	$12,831

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate inventories
Maracay Homes	$236,405	$243,883
Pardee Homes	1,264,609	1,245,659
Quadrant Homes	284,830	257,887
Trendmaker Homes	220,269	204,926
TRI Pointe Homes	840,379	855,727
Winchester Homes	299,063	297,471
Total	$3,145,555	$3,105,553

Total assets
Maracay Homes	$278,441	$268,866
Pardee Homes	1,369,906	1,346,296
Quadrant Homes	314,690	312,803
Trendmaker Homes	236,876	224,995
TRI Pointe Homes	1,017,544	1,062,920
Winchester Homes	328,258	313,921
Corporate	287,581	262,740
Total homebuilding assets	3,833,296	3,792,541
Financial services	13,465	12,840
Total	$3,846,761	$3,805,381

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to common stockholders	$42,880	$8,193
Denominator:
Basic weighted-average shares outstanding	151,464,547	158,769,478
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,311,304	621,108
Diluted weighted-average shares outstanding	152,775,851	159,390,586
Earnings per share
Basic	$0.28	$0.05
Diluted	$0.28	$0.05
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,248,483	4,823,402

4.	Receivables
Receivables consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Escrow proceeds and other accounts receivable, net	$19,920	$89,783
Warranty insurance receivable (Note 13)	35,329	35,817
Total receivables	$55,249	$125,600

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $358,000 and $330,000 as of March 31, 2018 and December 31, 2017, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Real estate inventories owned:
Homes completed or under construction	$953,573	$793,685
Land under development	1,778,804	1,934,556
Land held for future development	139,086	138,651
Model homes	231,519	211,658
Total real estate inventories owned	3,102,982	3,078,550
Real estate inventories not owned:
Land purchase and land option deposits	42,573	27,003
Total real estate inventories not owned	42,573	27,003
Total real estate inventories	$3,145,555	$3,105,553

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The real estate inventories owned balance was impacted by our one-time cumulative adjustment entry resulting from the adoption of ASC 606. As a result of our cumulative adjustment, the December 31, 2017 balance decreased by $49.3 million on January 1, 2018. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest incurred	$21,520	$18,873
Interest capitalized	(21,520)	(18,873)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$176,348	$157,329
Interest capitalized as a cost of inventory	21,520	18,873
Interest previously capitalized as a cost of inventory, included in cost of sales	(14,242)	(9,687)
Capitalized interest in ending inventory	$183,626	$166,515

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	248	321
Total	$248	$321

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
As of March 31, 2018, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5% to 65%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Limited liability company interests	$1,482	$2,687
General partnership interests	3,217	3,183
Total	$4,699	$5,870
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
Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2018	December 31, 2017
Assets
Cash	$11,827	$11,678
Receivables	5,546	6,564
Real estate inventories	100,821	99,997
Other assets	897	936
Total assets	$119,091	$119,175
Liabilities and equity
Accounts payable and other liabilities	$8,380	$12,208
Company’s equity	4,699	5,870
Outside interests' equity	106,012	101,097
Total liabilities and equity	$119,091	$119,175

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales	$4,390	$5,090
Other operating expense	(3,287)	(2,603)
Other income	63	2
Net income	$1,166	$2,489
Company’s equity in income of unconsolidated entities	$534	$404

7.	Variable Interest Entities
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2018			December 31, 2017
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	10,145	187,004	N/A	3,418	112,590	N/A
Other land option agreements	32,428	329,338	N/A	23,585	269,349	N/A
Total	$42,573	$516,342	$—	$27,003	$381,939	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $6.3 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of March 31, 2018 and December 31, 2017, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of March 31, 2018, comprised of an existing trade name from the acquisition of Maracay Homes in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,456)	21,523	27,979	(6,322)	21,657
Total	$167,283	$(6,456)	$160,827	$167,283	$(6,322)	$160,961

The remaining useful life of our amortizing intangible asset related to the Maracay Homes trade name was 7.9 and 8.2 years as of March 31, 2018 and December 31, 2017, respectively. The net carrying amount related to this intangible asset was $4.2 million and $4.4 million as of March 31, 2018 and December 31, 2017, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three months ended March 31, 2018 and 2017, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay Homes for the remainder of 2018, the next four years and thereafter is (in thousands):

Remainder of 2018	$400
2019	534
2020	534
2021	534
2022	534
Thereafter	1,687
Total	$4,223

9.	Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses	$11,629	$13,040
Refundable fees and other deposits	10,659	16,012
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs - unsecured revolving credit facility	3,177	3,427
Operating properties and equipment, net	51,596	10,528
Other	2,375	2,494
Total	$82,005	$48,070

    As a result of the adoption of ASC 606, $39.5 million of various sales office and model related costs that were previously capitalized to real estate inventories have been reclassified to operating properties and equipment, net during the three months ended March 31, 2018. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and related costs	$16,754	$36,863
Warranty reserves (Note 13)	70,482	69,373
Estimated cost for completion of real estate inventories	97,411	105,864
Customer deposits	22,417	19,568
Income tax liability to Weyerhaeuser (Note 16)	8,321	7,706
Accrued income taxes payable	40,339	30,672
Liability for uncertain tax positions (Note 16)	1,458	1,458
Accrued interest	22,850	11,014
Accrued insurance expense	2,545	1,187
Other tax liability	31,625	33,671
Other	18,988	13,506
Total	$333,190	$330,882

11.	Senior Notes and Unsecured Revolving Credit Facility
Senior Notes
The Senior Notes consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
4.375% Senior Notes due June 15, 2019	$450,000	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(26,926)	(28,698)
Total	$1,473,074	$1,471,302

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
As of March 31, 2018, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the "Senior Notes"), and there was $18.7 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $22.4 million and $10.6 million as of March 31, 2018 and December 31, 2017, respectively.

Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of March 31, 2018, we had no outstanding indebtedness under the Credit Facility and $592.6 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of March 31, 2018 there was $3.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest related to the Credit Facility was $450,000 and $426,000 as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018 and December 31, 2017, we had outstanding letters of credit of $7.4 million and $7.7 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended March 31, 2018 and 2017, the Company incurred interest of $21.5 million and $18.9 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.0 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. Accrued interest related to all outstanding debt at March 31, 2018 and December 31, 2017 was $22.9 million and $11.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at March 31, 2018 and December 31, 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2018		December 31, 2017
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,491,760	$1,495,425	$1,491,229	$1,552,335
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $18.7 million and $19.9 million as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the Senior Notes at March 31, 2018 and December 31, 2017 is based on quoted market prices.

At March 31, 2018 and December 31, 2017, the carrying value of cash and cash equivalents and receivables approximated fair value.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$854	$12,950
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of March 31, 2018 or December 31, 2017, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $35.3 million and $35.8 million as of March 31, 2018 and December 31, 2017, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty reserves, beginning of period	$69,373	$83,135
Warranty reserves accrued	4,746	1,880
Adjustments to pre-existing reserves	—	(78)
Warranty expenditures	(3,637)	(3,984)
Warranty reserves, end of period	$70,482	$80,953

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. As of March 31, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $536.2 million and $537.4 million, respectively. The beneficiaries of the bonds are various municipalities.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2018, there were 6,395,153 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2018	2017
Total stock-based compensation	$3,470	$3,841

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2018, total unrecognized stock-based compensation related to all stock-based awards was $28.7 million and the weighted average term over which the expense was expected to be recognized was 2.2 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	1,154,658	$14.16	4.9	$4,350
Granted	—	—	—	—
Exercised	(92,185)	11.34	—	—
Forfeited	(5,603)	11.17	—	—
Options outstanding at March 31, 2018	1,056,870	14.42	4.9	2,297
Options exercisable at March 31, 2018	1,056,870	14.42	4.9	2,297

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2017	4,307,592	$9.80	$77,192
Granted	1,079,386	15.71	—
Vested	(1,046,862)	12.46	—
Forfeited	(882,798)	9.04	—
Nonvested RSUs at March 31, 2018	3,457,318	11.03	56,804

On February 22, 2018, the Company granted an aggregate 633,107 of time-vested RSUs to employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on February 22, 2018 was measured using a price of $16.94 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2018, the Company granted 184,179, 177,095, and 85,005 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated in equal parts to two separate performance metrics: (i) TSR, with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (ii) earnings per share. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2018 to December 31, 2020. The fair value of the performance-based RSUs related to the TSR metric was determined to be $10.97 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $16.94 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

On February 15, 2018, the Compensation Committee of our Board of Directors certified the performance achieved with respect to performance-based RSUs granted to the Company’s Chief Executive Officer, President, and Chief Financial Officer in 2015 that resulted in the issuance of 197,898 shares of our common stock under the 2013 Incentive Plan. The vesting of these performance-based RSUs are included in the table above. RSUs that were forfeited in the table above, during the three months ended March 31, 2018, included performance-based RSUs and time-based RSUs that were forfeited for no value.
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
We had net deferred tax assets of $73.8 million and $76.4 million as of March 31, 2018 and December 31, 2017, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of both March 31, 2018 and December 31, 2017.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.
TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of March 31, 2018 and December 31, 2017, we had an income tax liability to Weyerhaeuser of $8.3 million and $7.7 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $14.7 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.5 million of uncertain tax positions recorded as of both March 31, 2018 and December 31, 2017.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act, for which the accounting under ASC 740 is incomplete. As of March 31, 2018, we have completed our accounting for the tax effects of the Tax Cuts and Jobs Act, however, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for the deferred tax assets related to performance-based executive compensation. In addition, we also remeasured the applicable deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the quarter ended December 31, 2017, the Company recorded an income tax charge of $22.0 million related to the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act.

16.	Related Party Transactions
We had no related party transactions for the three months ended March 31, 2018 and 2017.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $7,662 and $12,847	$—	$—
Income taxes	$—	$—
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$531	$502
Increase in other assets related to adoption of ASC 606	$39,534	$—
Amortization of deferred loan costs capitalized to real estate inventory	$1,492	$1,322
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$—	$(4,050)
Decrease in noncontrolling interests	$—	$4,050

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at March 31, 2018 and December 31, 2017, condensed consolidating statements of operations for the three months ended March 31, 2018 and 2017 and condensed consolidating statement of cash flows for the three months ended March 31, 2018 and 2017.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$205,535	$119,073	$—	$324,608
Receivables	14,469	40,780	—	55,249
Intercompany receivables	814,269	—	(814,269)	—
Real estate inventories	840,379	2,305,176	—	3,145,555
Investments in unconsolidated entities	—	4,699	—	4,699
Goodwill and other intangible assets, net	156,604	4,223	—	160,827
Investments in subsidiaries	1,484,056	—	(1,484,056)	—
Deferred tax assets, net	10,892	62,926	—	73,818
Other assets	13,574	68,431	—	82,005
Total assets	$3,539,778	$2,605,308	$(2,298,325)	$3,846,761

Liabilities
Accounts payable	$10,622	$65,627	$—	$76,249
Intercompany payables	—	814,269	(814,269)	—
Accrued expenses and other liabilities	92,438	240,752	—	333,190
Senior notes	1,473,074	—	—	1,473,074
Total liabilities	1,576,134	1,120,648	(814,269)	1,882,513

Equity
Total stockholders’ equity	1,963,644	1,484,056	(1,484,056)	1,963,644
Noncontrolling interests	—	604	—	604
Total equity	1,963,644	1,484,660	(1,484,056)	1,964,248
Total liabilities and equity	$3,539,778	$2,605,308	$(2,298,325)	$3,846,761

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$176,684	$106,230	$—	$282,914
Receivables	56,021	69,579	—	125,600
Intercompany receivables	794,550	—	(794,550)	—
Real estate inventories	855,727	2,249,826	—	3,105,553
Investments in unconsolidated entities	—	5,870	—	5,870
Goodwill and other intangible assets, net	156,604	4,357	—	160,961
Investments in subsidiaries	1,448,690	—	(1,448,690)	—
Deferred tax assets, net	10,892	65,521	—	76,413
Other assets	3,465	44,605	—	48,070
Total assets	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Liabilities
Accounts payable	$9,364	$63,506	$—	$72,870
Intercompany payables	—	794,550	(794,550)	—
Accrued expenses and other liabilities	92,245	238,637	—	330,882
Senior notes	1,471,302	—	—	1,471,302
Total liabilities	1,572,911	1,096,693	(794,550)	1,875,054

Equity
Total stockholders’ equity	1,929,722	1,448,690	(1,448,690)	1,929,722
Noncontrolling interests	—	605	—	605
Total equity	1,929,722	1,449,295	(1,448,690)	1,930,327
Total liabilities and equity	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$190,420	$392,152	$—	$582,572
Land and lot sales revenue	—	223	—	223
Other operations revenue	—	598	—	598
Total revenues	190,420	392,973	—	583,393
Cost of home sales	159,055	291,447	—	450,502
Cost of land and lot sales	—	503	—	503
Other operations expense	—	602	—	602
Sales and marketing	10,517	27,766	—	38,283
General and administrative	18,159	18,655	—	36,814
Homebuilding income from operations	2,689	54,000	—	56,689
Equity in loss of unconsolidated entities	—	(468)	—	(468)
Other income, net	139	32	—	171
Homebuilding income before income taxes	2,828	53,564	—	56,392
Financial Services:
Revenues	—	283	—	283
Expenses	—	137	—	137
Equity in income of unconsolidated entities	—	1,002	—	1,002
Financial services income before income taxes	—	1,148	—	1,148
Income before income taxes	2,828	54,712	—	57,540
Equity of net income of subsidiaries	40,052	—	(40,052)	—
Provision for income taxes	—	(14,660)	—	(14,660)
Net income	42,880	40,052	(40,052)	42,880
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$42,880	$40,052	$(40,052)	$42,880

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$130,837	$261,167	$—	$392,004
Land and lot sales revenue	—	578	—	578
Other operations revenue	—	568	—	568
Total revenues	130,837	262,313	—	393,150
Cost of home sales	112,258	206,146	—	318,404
Cost of land and lot sales	—	654	—	654
Other operations expense	—	560	—	560
Sales and marketing	6,483	20,217	—	26,700
General and administrative	17,249	17,400	—	34,649
Homebuilding (loss) income from operations	(5,153)	17,336	—	12,183
Equity in income of unconsolidated entities	—	138	—	138
Other income, net	9	68	—	77
Homebuilding (loss) income before income taxes	(5,144)	17,542	—	12,398
Financial Services:
Revenues	—	241	—	241
Expenses	—	74	—	74
Equity in income of unconsolidated entities	—	266	—	266
Financial services income before income taxes	—	433	—	433
(Loss) income before income taxes	(5,144)	17,975	—	12,831
Equity of net income of subsidiaries	9,037	—	(9,037)	—
Benefit (provision) for income taxes	4,300	(8,914)	—	(4,614)
Net income	8,193	9,061	(9,037)	8,217
Net income attributable to noncontrolling interests	—	(24)	—	(24)
Net income available to common stockholders	$8,193	$9,037	$(9,037)	$8,193

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$52,793	$(2,907)	$—	$49,886
Cash flows from investing activities:
Purchases of property and equipment	(419)	(1,751)	—	(2,170)
Investments in unconsolidated entities	—	(947)	—	(947)
Intercompany	(18,449)	—	18,449	—
Net cash (used in) provided by investing activities	(18,868)	(2,698)	18,449	(3,117)
Cash flows from financing activities:
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	975	—	—	975
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Intercompany	—	18,449	(18,449)	—
Net cash (used in) provided by financing activities	(5,074)	18,448	(18,449)	(5,075)
Net increase in cash and cash equivalents	28,851	12,843	—	41,694
Cash and cash equivalents - beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents - end of period	$205,535	$119,073	$—	$324,608

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,533	$(118,824)	$—	$(112,291)
Cash flows from investing activities:
Purchases of property and equipment	(871)	(302)	—	(1,173)
Proceeds from sale of property and equipment	—	5	—	5
Investments in unconsolidated entities	—	(231)	—	(231)
Intercompany	(110,529)	—	110,529	—
Net cash (used in) provided by investing activities	(111,400)	(528)	110,529	(1,399)
Cash flows from financing activities:
Borrowings from notes payable	50,000	—	—	50,000
Repayment of notes payable	(13,726)	—	—	(13,726)
Distributions to noncontrolling interests	—	(415)	—	(415)
Proceeds from issuance of common stock under share-based awards	746	—	—	746
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,561)	—	—	(2,561)
Share repurchases	(492)	—	—	(492)
Intercompany	—	110,529	(110,529)	—
Net cash provided by (used in) financing activities	33,967	110,114	(110,529)	33,552
Net decrease in cash and cash equivalents	(70,900)	(9,238)	—	(80,138)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$70,668	$57,851	$—	$128,519

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Forward-Looking Statements
Forward-looking statements that are included in this Quarterly Report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, the anticipated impact of natural disasters on our operations, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
Risks, Uncertainties and Assumptions
The major risks and uncertainties–and assumptions that are made–that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	levels of competition;

•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;

•	global economic conditions;

•	raw material and labor prices and availability;

•	oil and other energy prices;

•	the effect of weather, including the re-occurrence of drought conditions in California;

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

•
other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to be supported by strong general economic conditions, low unemployment levels, modest wage gains, and historically favorable interest rates, combined with a limited supply of new and existing homes. We expect sustained momentum as we move through 2018. We believe demand will continue to be strong across the U.S. in general and in a majority of the markets in which we operate over the next several years. Nevertheless, we continue to see variability from market to market with demand mostly driven by general local economic conditions. In certain of our markets, price and affordability issues are potentially limiting demand. Additionally, homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply. While the limited supply and production deficits have supported price appreciation in many markets, these increases have been partially or sometimes fully offset by increases in labor and material costs and we expect that these construction cost pressures will continue.  We believe these demand trends will result in a continued growth trajectory in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand, offset by the downward supply pressures described above. While market conditions remain strong, we continue to monitor the potential impact of political policy, most notably the potential cost pressures and overall economic impact resulting from modified international trade tariffs.
Our results for the three months ended March 31, 2018 support our positive outlook. New home deliveries increased 22% from the prior-year period, fueling a 49% increase in home sales revenue. The increase in new home deliveries was accompanied by a 3% increase in average selling communities. New home orders were up 15% compared to the prior-year period, and backlog units at quarter end were up 24% compared to the end of the prior-year period.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Homebuilding:
Home sales revenue	$582,572	$392,004
Land and lot sales revenue	223	578
Other operations revenue	598	568
Total revenues	583,393	393,150
Cost of home sales	450,502	318,404
Cost of land and lot sales	503	654
Other operations expense	602	560
Sales and marketing	38,283	26,700
General and administrative	36,814	34,649
Homebuilding income from operations	56,689	12,183
Equity in (loss) income of unconsolidated entities	(468)	138
Other income, net	171	77
Homebuilding income before income taxes	56,392	12,398
Financial Services:
Revenues	283	241
Expenses	137	74
Equity in income of unconsolidated entities	1,002	266
Financial services income before income taxes	1,148	433
Income before income taxes	57,540	12,831
Provision for income taxes	(14,660)	(4,614)
Net income	42,880	8,217
Net income attributable to noncontrolling interests	—	(24)
Net income available to common stockholders	$42,880	$8,193
Earnings per share
Basic	$0.28	$0.05
Diluted	$0.28	$0.05
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay Homes	153	13.2	3.9	184	16.5	3.7	(17)%	(20)%	4%
Pardee Homes	473	32.5	4.9	378	28.5	4.4	25%	14%	10%
Quadrant Homes	108	7.0	5.1	120	7.5	5.3	(10)%	(7)%	(4)%
Trendmaker Homes	155	29.8	1.7	151	32.0	1.6	3%	(7)%	10%
TRI Pointe Homes	459	33.8	4.5	353	29.3	4.0	30%	15%	13%
Winchester Homes	148	13.5	3.7	113	11.7	3.2	31%	15%	14%
Total	1,496	129.8	3.8	1,299	125.5	3.5	15%	3%	11%

Net new home orders for the three months ended March 31, 2018 increased by 197 orders, or 15%, to 1,496, compared to 1,299 during the prior-year period.  The increase in net new home orders was due to an 11% increase in monthly absorption rates and a 3% increase in average selling communities.
Maracay Homes reported a 17% decrease in net new home orders driven by a 20% decrease in average selling communities and slightly offset by a 4% increase in monthly absorption rate. The decrease in average selling communities was due to the timing of opening and closing communities between periods. We continue to experience strong market conditions in Arizona, as demonstrated by our absorption rate of 3.9 homes per month. Pardee Homes increased net new home orders by 25% due to a 14% increase in average community count and a 10% increase in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles and Las Vegas markets. The increase in monthly absorption rate was driven by strong market conditions, particularly in our San Diego and Las Vegas markets. Net new home orders decreased 10% at Quadrant Homes due primarily to a 7% decrease in average selling communities due to the timing of opening and closing communities compared to the prior-year period. Market conditions remain robust at Quadrant Homes as demonstrated by a monthly absorption rate of 5.1 and the highest average selling prices in the Company. Trendmaker Homes’ net new home orders increased 3% due to a 10% increase in monthly absorption rate offset by a 7% decrease in average selling communities. Houston showed slightly improving market conditions during the quarter. TRI Pointe Homes’ net new home orders increased 30% due to a 15% increase in average selling communities and a 13% increase in monthly absorption rate. The increase in average selling communities was driven by community growth in our Southern California and Colorado markets. Demand remains strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.5 homes at average selling prices above the Company average. Winchester Homes demonstrated improving marketing conditions in the Maryland and Northern Virginia markets with a 31% increase in net new home orders as a result of a 15% increase in average selling communities and a 14% increase in monthly absorption rate. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2018			As of March 31, 2017			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay Homes	245	$123,617	$505	313	$153,389	$490	(22)%	(19)%	3%
Pardee Homes	608	408,324	672	442	248,621	562	38%	64%	20%
Quadrant Homes	169	138,025	817	158	111,551	706	7%	24%	16%
Trendmaker Homes	244	134,632	552	208	107,860	519	17%	25%	6%
TRI Pointe Homes	667	474,240	711	443	283,986	641	51%	67%	11%
Winchester Homes	210	130,204	620	170	108,756	640	24%	20%	(3)%
Total	2,143	$1,409,042	$658	1,734	$1,014,163	$585	24%	39%	12%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was consistent at 14% compared to the same period in the prior year. The dollar value of backlog was approximately $1.4 billion as of March 31, 2018, an increase of $394.9 million, or 39%, compared to $1.0 billion as of March 31, 2017.  This increase was due to an increase in backlog units of 409, or 24%, to 2,143 as of March 31, 2018, compared to 1,734 as of March 31, 2017 and a 12% increase in the average sales price of homes in backlog to $658,000 as of March 31, 2018, compared to $585,000 as of March 31, 2017.
Maracay Homes’ backlog dollar value decreased 19% compared to the prior year due to a 22% decrease in backlog units, offset by a 3% increase in average sales price. The decrease in backlog units was due to the 17% decrease in net new home orders during the quarter as a result of a decrease in average selling communities. Pardee Homes’ backlog dollar value increased 64% due to an increase in backlog units of 38% and an increase in average sales price of 20%. The increase in backlog units was due to the 25% increase in net new home orders during the quarter while the increase in average selling price was due to increased pricing power in the markets in which Pardee Homes builds and a higher end product mix with higher price points. Quadrant Homes’ backlog dollar value increased 24% as a result of a 7% increase in backlog units and 16% increase in average sales price. The increase in average sales price was related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties, which have higher price points, as well as our ability to raise prices due to the strong demand in these markets. Trendmaker Homes’ backlog dollar value increased 25% primarily due to a 17% increase in backlog units. The increase in backlog units related to the increase in net new home orders and timing of deliveries. TRI Pointe Homes’ backlog dollar value increased 67% due to a 51% increase in backlog units and an 11% increase in average selling price. The increase in backlog units was the result of a 30% increase in net new home orders for the three months ended March 31, 2018 and the timing of deliveries. The increase in average selling price was due to increased pricing power in the markets in which TRI Pointe Homes builds and product mix. Winchester Homes’ backlog dollar value increased 20% largely driven by the increase in backlog units as a result of the 31% increase in net new home orders during the quarter.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay Homes	125	$58,455	$468	119	$51,060	$429	5%	14%	9%
Pardee Homes	274	180,470	659	196	83,699	427	40%	116%	54%
Quadrant Homes	83	61,305	739	63	39,883	633	32%	54%	17%
Trendmaker Homes	84	41,185	490	106	51,939	490	(21)%	(21)%	—%
TRI Pointe Homes	269	190,420	708	208	130,837	629	29%	46%	13%
Winchester Homes	89	50,737	570	66	34,586	524	35%	47%	9%
Total	924	$582,572	$630	758	$392,004	$517	22%	49%	22%

Home sales revenue increased $190.6 million, or 49%, to $582.6 million for the three months ended March 31, 2018. The increase was comprised of (i) $104.7 million related to a $113,000, or 22%, increase in average sales price of homes delivered to $630,000 for the three months ended March 31, 2018, from $517,000 in the prior-year period, and (ii) $85.9 million related to an increase in new homes delivered to 924 for the three months ended March 31, 2018 from 758 in the prior-year period.
Maracay Homes had a 14% increase in home sales revenue due to a 9% increase in average sales price and a 5% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury products compared to the prior-year period. Pardee Homes’ home sales revenue increased 116% due to a 40% increase in new homes delivered and a 54% increase in average sales price. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our long-dated California assets, including from our San Diego communities. Quadrant Homes increased home sales revenue by 54% due to a 32% increase in new homes delivered and a 17% increase in average sales price. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points and reflects the continued pricing power in this market. Trendmaker Homes’ home sales revenue decreased 21% due to a 21% decrease in new homes delivered. The decrease was largely due to timing of deliveries and having less completed inventory to sell and close within the quarter. TRI Pointe Homes had a 46% increase in home sales revenue due to a 29% increase in new homes delivered and a 13% increase in average sales price. The increase in new homes delivered was driven by higher backlog to start the quarter compared to the prior-year period, and the increase in average sales price was related to product mix in the quarter. Home sales revenue increased at Winchester Homes by 47% largely due to an increase in homes delivered as a result of higher backlog to start the quarter compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2018	%	2017	%
Home sales revenue	$582,572	100.0%	$392,004	100.0%
Cost of home sales	450,502	77.3%	318,404	81.2%
Homebuilding gross margin	132,070	22.7%	73,600	18.8%
Add: interest in cost of home sales	14,229	2.4%	9,680	2.5%
Add: impairments and lot option abandonments	248	0.0%	288	0.1%
Adjusted homebuilding gross margin(1)	$146,547	25.2%	$83,568	21.3%
Homebuilding gross margin percentage	22.7%		18.8%
Adjusted homebuilding gross margin percentage(1)	25.2%		21.3%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 22.7% for the three months ended March 31, 2018 as compared to 18.8% for the prior-year period.  The increase in gross margin percentage was primarily due to the mix of deliveries from our long-dated California communities, which produce gross margins above the Company average, having a greater impact on our overall gross margin percentage compared to the prior-year period. In addition, gross margin percentage increased at each of our homebuilding segments during the quarter. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.2% for the three months ended March 31, 2018, compared to 21.3% for the prior-year period.
Adjusted homebuilding gross margin is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that leverage and noncash charges have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion. Because adjusted homebuilding gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.  See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the most directly comparable GAAP measure.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$38,283	$26,700	6.6%	6.8%
General and administrative (G&A)	36,814	34,649	6.3%	8.8%
Total sales and marketing and G&A	$75,097	$61,349	12.9%	15.7%

Sales and marketing expense as a percentage of home sales revenue decreased to 6.6% for the three months ended March 31, 2018, compared to 6.8% for the prior-year period. The decrease was the result of higher operating leverage on the fixed components of sales and marketing expenses as a result of the 49% increase in homes sales revenue. Sales and marketing expense increased to $38.3 million for the three months ended March 31, 2018 compared to $26.7 million in the prior-year period due in part to the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
General and administrative (“G&A”) expenses as a percentage of home sales revenue decreased to 6.3% of home sales revenue for the three months ended March 31, 2018 compared to 8.8% for the prior-year period as a result of higher operating leverage due to the 49% increase in home sales revenue.  G&A expenses increased to $36.8 million for the three months ended March 31, 2018 compared to $34.6 million in the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 12.9% for the three months ended March 31, 2018, compared to 15.7% in the prior-year period. Total SG&A expense increased $13.7 million, to $75.1 million for the three months ended March 31, 2018 from $61.3 million in the prior-year period.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $21.5 million and $18.9 million for the three months ended March 31, 2018 and 2017, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended March 31, 2018 as compared to the prior-year period was primarily attributable to an increase in our debt balance and our weighted average interest rate as a result of the issuance in June of 2017 of our $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”).
Income Tax
For the three months ended March 31, 2018, we recorded a tax provision of $14.7 million based on an effective tax rate of 25.5%.  For the three months ended March 31, 2017, we recorded a tax provision of $4.6 million based on an effective tax rate of 36.0%. The decrease in the current year income tax rate is due to enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The increase in provision for income taxes is due to an increase in income before income taxes of $44.7 million to $57.5 million for the three months ended March 31, 2018, compared to $12.8 million for the prior-year period.
Financial Services Segment
Income from our financial services operations increased to $1.1 million for the three months ended March 31, 2018 compared to $433,000 in the prior-year period.  The increase in financial services income for the three months ended March 31, 2018 compared to the prior-year period relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year-over-year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners insurance services. We expect the launch of these insurance agency operations will provide further growth to this segment of our business.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	March 31,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
Maracay Homes	1,825	1,645	180	11%
Pardee Homes	14,814	16,083	(1,269)	(8)%
Quadrant Homes	1,148	1,089	59	5%
Trendmaker Homes	1,503	1,637	(134)	(8)%
TRI Pointe Homes	2,845	2,936	(91)	(3)%
Winchester Homes	1,555	1,744	(189)	(11)%
Total	23,690	25,134	(1,444)	(6)%
Lots Controlled(1)
Maracay Homes	1,176	966	210	22%
Pardee Homes	799	399	400	100%
Quadrant Homes	625	711	(86)	(12)%
Trendmaker Homes	429	265	164	62%
TRI Pointe Homes	872	619	253	41%
Winchester Homes	600	666	(66)	(10)%
Total	4,501	3,626	875	24%
Total Lots Owned or Controlled(1)	28,191	28,760	(569)	(2)%
__________

(1)	As of March 31, 2018 and 2017, lots controlled included lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2018 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2018, we had total liquidity of $917.2 million, including cash and cash equivalents of $324.6 million and $592.6 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the availability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service.
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
As of March 31, 2018, no principal has been paid on the 2019 Notes, 2021 Notes, 2024 Notes and 2027 Notes (together, the “Senior Notes”), and there was $18.7 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $22.4 million and $10.6 million as of March 31, 2018 and December 31, 2017, respectively.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified the Credit Facility to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million.  In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00% depending on the Company’s leverage ratio. As of March 31, 2018, we had no outstanding indebtedness under the Credit Facility and $592.6 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At March 31, 2018, we had outstanding letters of credit of $7.4 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Stock Repurchase Program
On February 16, 2018, our board of directors discontinued and cancelled a share repurchase program approved in 2017 (the “2017 Repurchase Program”), and approved a new share repurchase program authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019 (the “2018 Repurchase Program”). Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2018, we did not repurchase any shares under either the 2017 Repurchase Program or the 2018 Repurchase Program, and we have not repurchased any shares under the 2018 Repurchase Program through the date of the filing of this Quarterly Report on Form 10-Q.

Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2018	2018
Consolidated Tangible Net Worth	$1,802,817	$1,210,939
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	39.5%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.7	≥1.5
(Not less than 1.5:1.0)

As of March 31, 2018, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Senior Notes	1,473,074	1,471,302
Total debt	1,473,074	1,471,302
Stockholders’ equity	1,963,644	1,929,722
Total capital	$3,436,718	$3,401,024
Ratio of debt-to-capital(1)	42.9%	43.3%

Total debt	$1,473,074	$1,471,302
Less: Cash and cash equivalents	(324,608)	(282,914)
Net debt	1,148,466	1,188,388
Stockholders’ equity	1,963,644	1,929,722
Net capital	$3,112,110	$3,118,110
Ratio of net debt-to-net capital(2)	36.9%	38.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

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

Cash Flows—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the comparison of cash flows is as follows:

•
Net cash provided by operating activities increased by $162.2 million to $49.9 million for the three months ended March 31, 2018, from net cash used of $112.3 million for the three months ended March 31, 2017. The change was comprised of offsetting activity, including (i) an increase in cash collected from receivables of $70.4 million in the three months ended March 31, 2018 compared to $16.7 million in the prior-year period, (ii) a decrease in cash outflows related to real estate inventories of $50.9 million due to timing, (iii) an increase in net income to $42.9 million in the three months ended March 31, 2018 compared to $8.2 million in the prior-year period, and (iv) other offsetting activity, including changes in other assets, accounts payable and accrued expenses.

•
Net cash used in investing activities was $3.1 million for the three months ended March 31, 2018, compared to $1.4 million for the prior-year period.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment and investments in unconsolidated entities.

•
Net cash used in financing activities was $5.1 million for the three months ending March 31, 2018, from net cash provided by financing activities of $33.6 million for the same period in the prior year. The change was primarily driven by a decrease in net borrowings compared to the prior-year period.

As of March 31, 2018, our cash and cash equivalents balance was $324.6 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land and lot option contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of March 31, 2018, we had $42.6 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $516.3 million (net of deposits).
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
As of March 31, 2018, we had total liquidity of $917.2 million, including cash of $324.6 million and $592.6 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of March 31, 2018 and includes information on current projects under development where we are building and selling homes.

Maracay Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	61	37	11	12	$368 - $400
City of Chandler:
Hawthorn Manor	2017	84	39	45	15	8	$517 - $559
Mission Estates	2018	26	—	26	—	—	$545 - $570
Windermere Ranch	2019	91	—	91	—	—	$448 - $476
City of Gilbert:
Marquis at Morrison Ranch	2016	66	65	1	—	—	$414 - $501
Artisan at Morrison Ranch	2016	105	95	10	7	10	$340 - $393
The Preserve at Adora Trails	2017	82	42	40	29	8	$420 - $463
Marathon Ranch	2018	63	—	63	—	—	$486 - $535
Lakes At Annecy	2019	216	—	216	—	—	$276 - $311
Lakeview Trails	2019	92	—	92	—	—	$451 - $511
Copper Bend	2019	38	—	38	—	—	$451 - $484
City of Goodyear:
Villages at Rio Paseo	2018	117	—	117	3	—	$200 - $214
Cottages at Rio Paseo	2018	93	3	90	13	3	$234 - $253
City of Mesa:
Kinetic Point at Eastmark	2013	80	77	3	2	—	$295 - $374
Lumiere Garden at Eastmark	2013	85	84	1	1	1	$332 - $409
Curie Court at Eastmark	2016	106	76	30	22	18	$295 - $374
Palladium Point	2016	53	47	6	5	13	$321 - $390
The Vista at Granite Crossing	2018	37	—	37	16	—	$433 - $508
Eastmark DU6 Parcel 14	2019	53	—	53	—	—	$355 - $405
City of Peoria:
Legacy at The Meadows	2017	74	41	33	14	15	$421 - $447
Estates at The Meadows	2017	272	53	219	35	10	$477 - $551
Enclave at The Meadows	2018	126	—	126	17	—	$380 - $475
Riverwalk	2019	94	—	94	—	—	$494 - $547
City of Phoenix:
Navarro Groves	2018	54	—	54	13	—	$420 - $465
Avance	2019	204	—	204	—	—	$342 - $598
Closed Communities	N/A	—	—	—	—	1
Phoenix, Arizona Total		2,409	683	1,726	203	99
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	58	45	14	9	$259 - $304
The Cove - Center Pointe Vistoso	2016	83	59	24	11	10	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	67	21	11	2	$395 - $430
The Pinnacle - Center Pointe Vistoso	2016	69	62	7	4	2	$448 - $480
Tucson:
Ranches at Santa Catalina	2016	34	32	2	2	3	$414 - $460
Tucson, Arizona Total		377	278	99	42	26
Maracay Total		2,786	961	1,825	245	125

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
California
San Diego County:
Artesana	2017	56	41	15	14	11	$1,685 - $1,910
Almeria	2017	80	24	56	21	9	$1,440 - $1,550
Olvera	2017	84	26	58	31	11	$1,315 - $1,450
Vista Santa Fe	2018	44	—	44	—	—	$1,745 - $1,845
Sendero	2018	112	—	112	—	—	$1,175 - $1,275
Terraza	2018	81	—	81	—	—	$1,290 - $1,380
Cresta at PHR	2018	105	—	105	—	—	$1,425 - $1,525
Vista Del Mar	2018	79	—	79	—	—	$1,550 - $1,700
Pacific Highlands Ranch Future	TBD	115	—	115	—	—	TBD
Sandstone	2018	81	—	81	29	—	$640 - $700
Lake Ridge	2018	129	—	129	35	—	$710 - $830
Luna	2017	96	85	11	11	18	$370 - $475
Azul	2017	121	80	41	38	16	$360 - $475
Veraz	2018	111	—	111	—	—	$330 - $430
Moderna	2018	112	—	112	—	—	$325 - $375
Ocean View Hills Future	2018	468	—	468	—	—	TBD
Meadowood	TBD	845	—	845	—	—	$290 - $590
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	10	85	19	1	$540 - $660
Arista	2017	112	41	71	9	11	$700 - $780
Cresta	2018	67	—	67	1	5	$790 - $860
Aliento - 55x100	2018	94	—	94	—	—	TBD
Lyra	2019	84	—	84	—	—	$648 - $710
Sola	2019	73	—	73	—	—	$525 - $555
Skyline Ranch Future	2019	1,063	—	1,063	—	—	$550 - $810
Riverside County:
Senterra	2016	82	81	1	1	2	$415 - $485
Vantage	2016	101	61	40	17	9	$385 - $400
Overlook	2016	112	98	14	13	8	$320 - $355
Aura	2017	100	59	41	6	11	$370 - $385
Starling	2018	68	24	44	8	9	$420 - $430
Canyon Hills Future 70 x 115	2018	125		125			TBD
Skycrest	2015	125	111	14	12	4	$378 - $400
Flagstone	2016	79	72	7	1	8	$430 - $450
Elara	2016	215	140	75	21	21	$300 - $325
Daybreak	2017	139	35	104	13	10	$345 - $370
Cascade	2017	105	32	73	20	5	$300 - $320
Abrio	2018	82	—	82	5	—	$385 - $415
Beacon	2018	114	—	114	—	—	$450 - $470
PA13	2019	90	—	90	—	—	TBD
Sundance Future	TBD	174	—	174	—	—	TBD
Vita	2018	152	—	152	—	—	$295 - $315
Avid	2018	103	—	103	—	—	$325 - $345
Elan	2018	81	—	81	—	—	$350 - $370
Mira	2018	92	—	92	—	—	$375 - $395
Sundance Future Active Adult	2018	276	—	276	—	—	TBD
Avena	2018	84	—	84	10	—	$450 - $475
Tamarack	2018	84	—	84	34	—	$470 - $510
Braeburn	2018	82	—	82	—	—	TBD

Canvas	2018	89	—	89	—	—	$400 - $420
Kadence	2018	85	—	85	—	—	$420 - $440
Newland	2018	93	—	93	—	—	$445 - $480
Easton	2018	92	—	92	—	—	$470 - $520
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,318	—	4,318	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	22
California Total		14,062	1,020	13,042	369	191
Nevada
Clark County:
North Peak	2015	178	135	43	25	13	$312 - $370
Castle Rock	2015	181	132	49	30	16	$360 - $450
Camino	2016	86	85	1	1	1	$256 - $270
Bella Verdi	2015	54	52	2	2	1	$396 - $440
Escala	2016	103	57	46	4	4	$520 - $590
Montero	2016	77	66	11	7	9	$432 - $510
Strada	2017	119	31	88	2	7	$407 - $460
Linea	2018	90	—	90	29	—	$344 - $385
Meridian	2016	62	47	15	10	5	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	36	15	6	2	$470 - $530
Luma	2018	63	1	62	10	1	$475 - $525
Encanto Townhomes	2018	70	—	70	—	—	TBD
Horizon Terrace	2014	165	141	24	14	6	$415 - $470
Corterra	2018	53	—	53	—	—	$450 - $470
Keystone	2017	70	29	41	20	5	$460 - $545
Cobalt	2017	98	6	92	13	3	$370 - $440
Onyx	2018	97	—	97	—	—	$435 - $455
Axis	2017	78	12	66	13	2	$840 - $1,090
The Canyons at MacDonald Ranch - R	2018	22		22	—	—	$515 - $585
Pivot	2017	88	17	71	16	5	$400 - $450
Strada at Pivot	2017	27	9	18	8	2	$450 - $480
Nova Ridge	2018	108	2	106	29	1	$640 - $800
Tera Luna	2018	116	—	116	—	—	$545 - $595
Indogo	2018	202	—	202	—	—	$300 - $350
Larimar	2018	170	—	170	—	—	$320 - $360
Blackstone	2018	140	—	140	—	—	$369 - $430
Cactus/Jones	TBD	54	—	54	—	—	$349 - $375
Nevada Total		2,630	858	1,772	239	83
Pardee Total		16,692	1,878	14,814	608	274

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Evergreen Heights, Monroe	2016	71	70	1	1	7	$515
The Grove at Canyon Park, Bothell	2017	60	48	12	12	10	$760 - $785
Greenstone Heights, Bothell	2017	41	4	37	26	2	$920 - $1,140
Grove North, Bothell	2019	43	—	43	—	—	$765 - $870
Grove South, Bothell	2019	9	—	9	—	—	$775 - $810
King County:
Vareze, Kirkland	2019	82	—	82	—	—	$675 - $885
Parkwood Terrace, Woodinville	2017	15	11	4	4	5	$880 - $916
Hazelwood Ridge, Newcastle	2017	30	28	2	—	6	$1,000
Inglewood Landing, Sammamish	2018	21	—	21	—	—	$1,150 - $1,330
Jacobs Landing, Sammamish	2017	20	1	19	9	—	$1,160 - $1,280
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,680 - $1,930
English Landing P2, Redmond	2017	25	13	12	9	6	$1,165 - $1,349
English Landing P1, Redmond	2018	50	—	50	13	—	$1,170 - $1,400
Cedar Landing, North Bend	2019	138	—	138	—	—	$660 - $810
Monarch Ridge, Sammamish	2018	59	—	59	—	—	$960 - $1,135
Overlook at Summit Park, Maple Valley	2018	126	—	126	—	—	$600 - $765
Ray Meadows, Redmond	2018	27	—	27	—	—	$1,095 - $1,250
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Canton Crossing, Maple Valley	2017	51	25	26	21	9	$580 - $665
Aurea, Sammamish	2019	41	—	41	—	—	$670 - $860
Aldea, Newcastle	2018	129	—	129	—	—	$640 - $905
Lario, Bellevue	2019	46	—	46	—	—	$785 - $1,075
Soundview Manor, Federal Way	2018	21	—	21	—	—	$566 - $660
Pierce County:					—	—
Harbor Hill S-5/6, Gig Harbor	2017	72	33	39	18	10	$453 - $523
Harbor Hill S-2, Gig Harbor	2017	41	11	30	10	4	$425 - $460
Kitsap County:
Mountain Aire, Poulsbo	2016	145	91	54	46	14	$422 - $487
Winslow Grove, Bainbridge Island	2018	19	—	19	—	—	$1,087 - $1,232
Blue Heron, Poulsbo	2019	85	—	85	—	—	$459 - $634
Closed Communities	N/A	—	—	—	—	10	N/A
Washington Total		1,483	335	1,148	169	83
Quadrant Total		1,483	335	1,148	169	83

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Sedona Lakes, Pearland	2014	34	32	2	2	3	$380
Pomona, Manvel	2015	49	22	27	6	1	$375 - $471
Rise Meridiana	2016	41	19	22	4	2	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	43	17	26	6	2	$369 - $453
Cross Creek Ranch 65', Fulshear	2013	73	52	21	7	1	$436 - $509
Cross Creek Ranch 70', Fulshear	2013	107	74	33	9	2	$490 - $553
Cross Creek Ranch 80', Fulshear	2013	56	41	15	7	1	$571 - $676
Cross Creek Ranch 90', Fulshear	2013	31	28	3	—	2	$653 - $733
Fulshear Run 1/2 Acre, Richmond	2016	54	18	36	7	—	$566 - $672
Harvest Green 75', Richmond	2015	33	20	13	8	—	$467 - $543
Sienna Plantation 85', Missouri City	2015	39	23	16	4	2	$546 - $645
Villas at Aliana, Richmond	2013	117	108	9	1	2	$424 - $462
Harris County:
The Groves, Humble	2015	92	47	45	6	2	$323 - $524
Lakes of Creekside	2015	21	10	11	1	1	$512 - $585
Bridgeland '80, Cypress	2015	129	104	25	7	3	$548 - $636
Bridgeland Patio, Cypress 60'	2017	32	20	12	6	5	$415 - $426
Bridgeland 70'		9	—	9	—	—	$461 - $542
Villas at Bridgeland 50'		1	—	1	3	—	$335 - $363
Elyson 70', Cypress	2016	20	9	11	—	1	$457 - $503
Hidden Arbor, Cypress	2015	129	100	29	10	12	$375 - $646
Clear Lake, Houston	2015	770	296	474	76	12	$335 - $663
Montgomery County:
Woodtrace, Woodtrace	2014	39	31	8	3	1	$500 - $511
Northgrove, Tomball	2015	25	7	18	—	2	$454 - $498
Bender's Landing Estates, Spring	2014	104	66	38	11	6	$470 - $579
The Woodlands, Creekside Park	2015	104	43	61	8	4	$413 - $624
Waller County:
Cane Island, Katy	2015	23	22	1	—	2	$525 - $634
LakeHouse	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	19	10	2	3	$460 - $535
Rancho Sienna 60'	2016	28	6	22	5	2	$350 - $422
Rancho Sienna 80'		4	—	4	2	—	TBD
Highlands at Mayfield Ranch 50'		21	—	21	—	—	TBD
Highlands at Mayfield Ranch 60'		10	—	10	—	—	TBD
Palmera Ridge		1	—	1	—	—	TBD
Hays County:
Belterra 60', Austin	2017	36	13	23	5	4	$375 - $466
Belterra 80', Austin	2016	37	20	17	4	2	$535 - $603
Headwaters, Dripping Springs	2017	30	10	20	7	3	$399 - $450
Travis County:
Lakes Edge 70'	TBD	45	—	45	19	—	$630 - $811
Lakes Edge 80'	TBD	14	—	14	8	—	$620 - $806
Closed Communities	N/A	—	—	—	—	1
Texas Total		2,780	1,277	1,503	244	84
Trendmaker Homes Total		2,780	1,277	1,503	244	84

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	107	44	20	12	$636 - $708
Aubergine, Rancho Mission Viejo	2016	66	63	3	2	5	$983 - $1,129
Viridian	2018	72	—	72	—	—	$865 - $930
Carlisle 10-Pack Garden Court, Irvine	2017	74	43	31	28	20	$672 - $790
Sterling Row Townhomes, Irvine	2017	96	41	55	48	19	$587 - $789
Varenna at Orchard Hills, Irvine	2016	100	43	11	16	4	$1,175 - $1,240
Alston, Anaheim	2017	75	27	48	9	8	$810 - $850
StrataPointe, Buena Park	2017	149	59	90	49	5	$530 - $667
Cadence Park	2018	70	—	70	—	—	TBD
San Diego County:
Prism at Weston	2018	142	—	142	13	—	$591 - $623
Talus at Weston	2018	63	—	63	17	—	$675 - $703
Riverside County:
Terrassa Court, Corona	2015	94	76	18	11	9	$441 - $494
Terrassa Villas, Corona	2015	52	14	38	20	—	$484 - $537
Los Angeles County:
Grayson at Five Knolls, Santa Clarita	2015	119	116	3	1	5	$559 - $586
VuePointe, El Monte	2017	102	27	75	56	13	$458 - $561
Bradford @ Rosedale, Azusa	2017	52	18	34	23	3	$821 - $881
Lucera at Aliento	2017	67	28	39	13	5	$622 - $645
Tierno at Aliento	2017	63	33	30	11	6	$667 - $695
Paloma at West Creek	2018	155	—	155	13	—	TBD
San Bernardino County:
St. James at Park Place, Ontario	2015	125	118	7	1	9	$514 - $544
St. James III at Park Place, Ontario	2018	82	—	82	3	—	$514 - $544
Closed Communities	N/A	—	—	—	—	14
Southern California Total		1,969	813	1,110	354	137
Northern California
Contra Costa County:
Marquette at Barrington, Brentwood	2015	90	80	10	3	5	$695 - $730
Wynstone at Barrington, Brentwood	2017	92	44	48	8	8	$518 - $634
Santa Clara County:
Madison Gate	2018	65	—	65	5	—	$690 - $975
Solano County:
Redstone, Vacaville	2015	141	113	28	15	7	$485 - $548
Green Valley-Bloom, Fairfield	2018	91	—	91	14	—	$530 - $575
Green Valley-Harvest, Fairfield	2018	56	—	56	13	—	$575 - $630
Villages of Fairfield	2018	133	—	133	—	—	$455 - $480
San Joaquin County:
Ventana, Tracy	2015	93	92	1	—	2	$463 - $558
Sundance, Mountain House	2015	113	107	6	—	2	$595 - $675
Sundance II, Mountain House	2017	138	13	125	19	10	$600 - $710
Alameda County:
Linear, Alameda Landing	2015	106	90	16	13	5	$779 - $955
Commercial, Alameda Landing	TBD	2	—	2	—	—	$620
Blackstone at the Cannery, Hayward SFA	2016	105	77	28	22	3	$666 - $769
Coopers Place, Livermore	2017	31	30	1	1	8	$660 - $670

Slate at Jordan Ranch, Dublin	2017	56	26	30	17	10	$1,070 - $1,189
Onyx at Jordan Ranch, Dublin	2017	105	16	89	14	7	$875 - $925
Quartz at Jordan Ranch, Dublin	2018	45	—	45	14	—	$855 - $1,000
Mission Stevenson, Fremont	2018	77	—	77	13	—	$675 - $965
Palm Avenue, Fremont	2018	31	—	31	—	—	$2,080 - $2,235
Pleasant Hill	2018	44	—	44	—	—	$875 - $945
Parkside, Oakland	2018	128	—	128	—	—	$720 - $805
Sacramento County:
Natomas	2018	94	—	94	—	—	TBD
Closed Communities	N/A	—	—	—	—	5
Northern California Total		1,836	688	1,148	171	72
California Total		3,805	1,501	2,258	525	209
Colorado
Douglas County:
Terrain 3500 Series, Castle Rock	2015	67	66	1	1	1	$327 - $350
Terrain Ravenwood Village (3500)	2018	157	5	152	29	5	$366 - $416
Terrain Ravenwood Village (4000)	2018	100	2	98	15	2	$400 - $463
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	65	11	6	12	$534 - $671
Candelas 3500 Series, Arvada	2016	97	48	49	24	12	$401 - $451
Candelas 5000 Series, Arvada	2017	62	14	48	20	5	$510 - $564
Candelas 4000 Series, Arvada	2018	98	—	3	—	—	$430 - $500
Crown Pointe, Westminster	2018	64	—	64	—	—	$418 - $489
Arapahoe County:
Whispering Pines, Aurora	2,015	115	36	79	26	9	$586 - $662
Adams County:
Amber Creek, Thornton	2017	121	39	82	21	10	$396 - $459
Closed Communities	N/A	—	—	—	—	4
Colorado Total		957	275	587	142	60
TRI Pointe Total		4,762	1,776	2,845	667	269

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2018	Lots Owned as of March 31, 2018(3)	Backlog as of March 31, 2018(4)(5)	Homes Delivered for the Three Months Ended March 31, 2018	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	68	15	53	15	7	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	19	—	19	11	—	$573 - $623
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale SFD	2015	222	94	128	17	8	$495 - $597
Landsdale Townhomes	2015	100	51	49	16	4	$326 - $378
Landsdale TND Neo SFD	2015	77	31	46	6	4	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	155	204	24	11	$510 - $745
Cabin Branch Avenue Townhomes	2017	121	29	92	8	5	$425 - $485
Cabin Branch Townhomes	2014	507	233	274	15	12	$393 - $438
Preserve at Stoney Spring	TBD	5	—	5	—	—	N/A
Poplar Run, Silver Spring
Poplar Run SFD	2010	305	287	18	17	6	$562 - $786
Poplar Run Single Family Neos	2016	29	29	—	—	1	$545 - $635
Potomac Highlands, Potomac	2017	23	19	4	3	3	$1,191 - $1,289
Glenmont MetroCenter, Silver Spring	2016	171	41	130	15	5	$435 - $513
Chapman Row, Rockville	2018	61	—	61	—	—	TBD
Maryland Total		2,170	988	1,182	147	66
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	10	4	4	1	$1,363 - $1,675
Stuart Mill, Oakton	TBD	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	—	24	—	—	TBD
West Oaks Corner	2019	188	—	188	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	123	45	25	14	$373 - $460
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	24	4	20	11	4	$708 - $724
Birchwood AA	2018	8	—	8	1	—	$574 - $629
Vistas at Lansdowne, Lansdowne	2015	120	73	47	15	2	$516 - $556
Willowsford Grant II, Aldie	2017	39	12	27	7	2	$950 - $1,226
Willowsford Greens	TBD	5	—	5	—	—	N/A
Virginia Total		595	222	373	63	23
Winchester Total		2,765	1,210	1,555	210	89

Combined Company Total		31,268	7,437	23,690	2,143	924
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of March 31, 2018 include owned lots in backlog as of March 31, 2018.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2018, 1,425 homes are under construction, 300 homes have completed construction, and 418 homes have not started construction.

(6)
Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. Our condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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
Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of ASC 606.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2018. We did not enter into during the three months ended March 31, 2018, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2018.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies-Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.  Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.  Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 16, 2018, our board of directors discontinued and cancelled the 2017 Repurchase Program and approved the 2018 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2018, we did not repurchase any shares under either the 2017 Repurchase Program or the 2018 Repurchase Program.

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

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: April 25, 2018		Chief Financial Officer