Form 10-Q
period 2018-06-30
TRI Pointe Group, Inc.
filed 2018-07-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
152,037,568 shares of common stock were issued and outstanding as of July 16, 2018.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$239,906	$282,914
Receivables	59,611	125,600
Real estate inventories	3,247,786	3,105,553
Investments in unconsolidated entities	4,169	5,870
Goodwill and other intangible assets, net	160,694	160,961
Deferred tax assets, net	66,414	76,413
Other assets	94,105	48,070
Total assets	$3,872,685	$3,805,381
Liabilities
Accounts payable	$88,936	$72,870
Accrued expenses and other liabilities	298,077	330,882
Senior notes, net	1,453,366	1,471,302
Total liabilities	1,840,379	1,875,054

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 152,027,014 and 151,162,999 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,520	1,512
Additional paid-in capital	796,746	793,980
Retained earnings	1,233,436	1,134,230
Total stockholders’ equity	2,031,702	1,929,722
Noncontrolling interests	604	605
Total equity	2,032,306	1,930,327
Total liabilities and equity	$3,872,685	$3,805,381

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding:
Home sales revenue	$768,795	$568,816	$1,351,367	$960,820
Land and lot sales revenue	1,518	865	1,741	1,443
Other operations revenue	599	600	1,197	1,168
Total revenues	770,912	570,281	1,354,305	963,431
Cost of home sales	604,096	454,241	1,054,598	772,645
Cost of land and lot sales	1,426	644	1,929	1,298
Other operations expense	589	591	1,191	1,151
Sales and marketing	45,744	32,330	84,027	59,030
General and administrative	36,483	33,688	73,297	68,337
Homebuilding income from operations	82,574	48,787	139,263	60,970
Equity in income (loss) of unconsolidated entities	69	1,508	(399)	1,646
Other (expense) income, net	(73)	44	98	121
Homebuilding income before income taxes	82,570	50,339	138,962	62,737
Financial Services:
Revenues	391	345	674	586
Expenses	129	77	266	151
Equity in income of unconsolidated entities	1,984	1,294	2,986	1,560
Financial services income before income taxes	2,246	1,562	3,394	1,995
Income before income taxes	84,816	51,901	142,356	64,732
Provision for income taxes	(21,136)	(19,098)	(35,796)	(23,712)
Net income	63,680	32,803	106,560	41,020
Net income attributable to noncontrolling interests	—	(89)	—	(113)
Net income available to common stockholders	$63,680	$32,714	$106,560	$40,907
Earnings per share
Basic	$0.42	$0.21	$0.70	$0.26
Diluted	$0.42	$0.21	$0.70	$0.26
Weighted average shares outstanding
Basic	151,983,886	155,603,699	151,725,651	157,335,296
Diluted	153,355,965	156,140,543	153,067,342	157,924,561

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	158,626,229	$1,586	$880,822	$947,039	$1,829,447	$19,063	$1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	1,512	793,980	1,134,230	1,929,722	605	1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	106,560	106,560	—	106,560
Shares issued under share-based awards	864,015	8	1,625	—	1,633	—	1,633
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	7,190	—	7,190	—	7,190
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	152,027,014	$1,520	$796,746	$1,233,436	$2,031,702	$604	$2,032,306
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$106,560	$41,020
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,579	1,698
Equity in income of unconsolidated entities, net	(2,587)	(3,206)
Deferred income taxes, net	12,428	5,641
Amortization of stock-based compensation	7,190	7,744
Charges for impairments and lot option abandonments	857	828
Changes in assets and liabilities:
Real estate inventories	(188,407)	(298,007)
Receivables	65,989	9,717
Other assets	(2,792)	4,638
Accounts payable	16,066	(7,001)
Accrued expenses and other liabilities	(32,805)	14,171
Returns on investments in unconsolidated entities, net	4,873	2,057
Net cash used in operating activities	(49)	(220,700)
Cash flows from investing activities:
Purchases of property and equipment	(15,682)	(1,793)
Proceeds from sale of property and equipment	3	6
Investments in unconsolidated entities	(1,178)	(462)
Net cash used in investing activities	(16,857)	(2,249)
Cash flows from financing activities:
Borrowings from debt	—	450,000
Repayment of debt	(21,685)	(213,726)
Debt issuance costs	—	(5,906)
Distributions to noncontrolling interests	(1)	(987)
Proceeds from issuance of common stock under share-based awards	1,633	2,449
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	(2,896)
Share repurchases	—	(99,697)
Net cash (used in) provided by financing activities	(26,102)	129,237
Net decrease in cash and cash equivalents	(43,008)	(93,712)
Cash and cash equivalents - beginning of period	282,914	208,657
Cash and cash equivalents - end of period	$239,906	$114,945

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
TRI Pointe Group is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across eight states, including Maracay in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California and Colorado and Winchester Homes in Maryland and Virginia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of June 30, 2018 and December 31, 2017 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Significant Accounting Policies Update
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. We have adopted and applied this updated revenue recognition policy as of January 1, 2018. See Adoption of New Accounting Standards below.
The majority of our revenue is related to fixed-price contracts to deliver completed homes to homebuyers, and to a much lesser degree, to deliver land or lots to other homebuilders or real estate developers. We generally deliver completed homes to homebuyers and land and lots to other homebuilders or real estate developers when all closing conditions are met, including the passage of title and the receipt of consideration, and the collection of associated receivables, if any, is reasonably assured. When it is determined that there are uncompleted performance obligations, the transaction price and the related profit for those uncompleted performance obligations are deferred for recognition in future periods based on the principles of ASC 606. The most common examples of uncompleted performance obligations are unfinished pools or outdoor landscaping features that are unable to be completed due to weather or other circumstances.
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
Real Estate Inventories and Cost of Sales
ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“Subtopic 340-40”), which requires the deferral of incremental costs of obtaining a contract with a customer. The adoption of Subtopic 340-40 impacts the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. For example, we historically capitalized to inventory and amortized through cost of home sales various sales office, model and other marketing related costs with each home delivered in a community. Under Subtopic 340-40, these costs are expensed when incurred or capitalized to other assets and amortized to selling expense.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Codified as “ASC 842”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with durations of greater than 12 months, but record expenses on the statements of operations in a manner similar to current accounting. The guidance also requires more disclosures about leases in the notes to consolidated financial statements. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASC 842 may have on our consolidated financial statements and disclosures.
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

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Real estate inventories	$3,105,553	$(49,317)	$3,056,236
Deferred income tax asset	76,413	2,429	78,842
Other assets	48,070	39,534	87,604
Equity
Retained earnings	1,134,230	(7,354)	1,126,876
Our cumulative adjustment to retained earnings on January 1, 2018 related primarily to the impact of Subtopic 340-40 and the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. See Significant Accounting Policies Update above.
In accordance with ASC 606 disclosure requirements, the impact of adopting ASC 606 on our consolidated statements of operations and balance sheet for the three and six months ended June 30, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Operations
Revenues
Home sales	$768,795	$768,550	$245	$1,351,367	$1,351,603	$(236)

Costs and expenses
Cost of home sales	604,096	613,702	(9,606)	1,054,598	1,071,841	(17,243)
Sales and marketing	45,744	38,044	7,700	84,027	70,840	13,187
Provision for income taxes	(21,136)	(20,600)	536	(35,796)	(34,835)	961
Net income	63,680	62,065	1,615	106,560	103,701	2,859
Diluted earnings per share	$0.42	$0.40	$0.02	$0.70	$0.68	$0.02

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Real estate inventories	$3,247,786	$3,296,309	$(48,523)
Deferred tax assets, net	66,414	63,025	3,389
Other assets	94,105	51,766	42,339

Liabilities
Accrued expenses and other liabilities	298,077	297,615	462

Equity
Retained earnings	1,233,436	1,236,693	(3,257)
Contracts with Customers
In consideration of the appropriate revenue recognition for our contracts with customers, we first assessed our ordinary operations in order to capture all revenue transactions with a counter-party appropriately considered a customer. Historically, our ordinary homebuilding revenue generating activities have included contracts with homebuyers to deliver completed homes and to a much lesser extent, contracts with other homebuilders or real estate developers to deliver land or lots in exchange for consideration. The majority of our homebuilding contracts with customers typically include a single performance obligation, which is the transfer of control of the real estate property when all closing conditions are met.
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
Home sales revenue
We generate the majority of our total revenue from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers is immaterial.
Land and lot sales revenue
Historically, we have generated land and lot sales revenue from a small number of transactions, although in some years we have realized a significant amount of revenue and gross margin. We do not expect our future land and lot sales revenue to be material, but we still consider these sales to be an ordinary part of our business, thus meeting the definition of contracts with customers. Similar to our home sales, revenue from land and lot sales is typically fully recognized when the land and lot sales transactions are consummated, at which time no further performance obligations are left to be satisfied. Some of our historical land and lot sales have included future profit participation rights. We will recognize future land and lot sales revenue in the periods in which all closing conditions are met, subject to the constraint on variable consideration related to profit participation rights, if such rights exist in the sales contract.
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
Mortgage financing operations
TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  Based on our percentage stake in this joint venture, we record a percentage of income earned by TRI Pointe Connect. Revenue by TRI Pointe Connect is recognized in the period in which the home sales transactions are consummated. TRI Pointe Connect does not have a history of uncollectable amounts from these operations. TRI Pointe Connect activity appears as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations.
Title services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Texas, Maryland and Virginia.  TRI Pointe Assurance is a wholly-owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. At the time of the consummation of the home sales transactions we recognize a percentage of revenue captured by First American Title Insurance Company. We do not have a history of uncollectable amounts from these operations. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
Property and casualty insurance agency operations
TRI Pointe Advantage is a wholly-owned subsidiary of TRI Pointe and provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate. These operations began in February, 2018 and have not generated a material amount of revenue.  We expect revenue from these operations to increase as customers use these services to procure homeowners insurance, with further revenue potential as customers renew their insurance coverages beyond the initial coverage periods.  The total consideration for these services, including renewal options, shall be estimated upon the issuance of the initial insurance policy, subject to constraint. TRI Pointe Advantage revenue is included in the Financial Services section of our consolidated statements of operations.

2.	Segment Information
We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding brands that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors, our homebuilding operations are comprised of the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado; and Winchester Homes, consisting of operations in Maryland and Virginia.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Maracay	$56,949	$75,754	$115,404	$126,814
Pardee Homes	243,286	180,377	423,756	264,076
Quadrant Homes	65,404	40,266	127,307	80,818
Trendmaker Homes	77,716	65,466	119,124	117,828
TRI Pointe Homes	255,642	154,213	446,062	285,049
Winchester Homes	71,915	54,205	122,652	88,846
Total homebuilding revenues	770,912	570,281	1,354,305	963,431
Financial services	391	345	674	586
Total	$771,303	$570,626	$1,354,979	$964,017

Income (loss) before income taxes
Maracay	$5,014	$6,241	$9,405	$7,998
Pardee Homes	46,917	36,270	86,108	46,163
Quadrant Homes	7,797	3,109	15,937	6,853
Trendmaker Homes	6,228	4,542	6,598	6,424
TRI Pointe Homes	24,175	8,958	38,706	15,397
Winchester Homes	4,179	2,219	5,786	2,619
Corporate	(11,740)	(11,000)	(23,578)	(22,717)
Total homebuilding income before income taxes	82,570	50,339	138,962	62,737
Financial services	2,246	1,562	3,394	1,995
Total	$84,816	$51,901	$142,356	$64,732

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2018	December 31, 2017
Real estate inventories
Maracay	$275,689	$243,883
Pardee Homes	1,331,778	1,245,659
Quadrant Homes	297,824	257,887
Trendmaker Homes	225,287	204,926
TRI Pointe Homes	811,746	855,727
Winchester Homes	305,462	297,471
Total	$3,247,786	$3,105,553

Total assets
Maracay	$296,679	$268,866
Pardee Homes	1,444,940	1,346,296
Quadrant Homes	325,764	312,803
Trendmaker Homes	253,560	224,995
TRI Pointe Homes	989,955	1,062,920
Winchester Homes	340,160	313,921
Corporate	206,453	262,740
Total homebuilding assets	3,857,511	3,792,541
Financial services	15,174	12,840
Total	$3,872,685	$3,805,381

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$63,680	$32,714	$106,560	$40,907
Denominator:
Basic weighted-average shares outstanding	151,983,886	155,603,699	151,725,651	157,335,296
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,372,079	536,844	1,341,691	589,265
Diluted weighted-average shares outstanding	153,355,965	156,140,543	153,067,342	157,924,561
Earnings per share
Basic	$0.42	$0.21	$0.70	$0.26
Diluted	$0.42	$0.21	$0.70	$0.26
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	584,405	3,889,923	916,444	3,862,763

4.	Receivables
Receivables consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Escrow proceeds and other accounts receivable, net	$24,323	$89,783
Warranty insurance receivable (Note 13)	35,288	35,817
Total receivables	$59,611	$125,600

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $501,000 and $330,000 as of June 30, 2018 and December 31, 2017, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Real estate inventories owned:
Homes completed or under construction	$1,132,976	$793,685
Land under development	1,601,462	1,934,556
Land held for future development	200,627	138,651
Model homes	248,201	211,658
Total real estate inventories owned	3,183,266	3,078,550
Real estate inventories not owned:
Land purchase and land option deposits	64,520	27,003
Total real estate inventories not owned	64,520	27,003
Total real estate inventories	$3,247,786	$3,105,553

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest incurred	$21,627	$19,931	$43,147	$38,804
Interest capitalized	(21,627)	(19,931)	(43,147)	(38,804)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$183,626	$166,515	$176,348	$157,329
Interest capitalized as a cost of inventory	21,627	19,931	43,147	38,804
Interest previously capitalized as a cost of inventory, included in cost of sales	(19,664)	(13,185)	(33,906)	(22,872)
Capitalized interest in ending inventory	$185,589	$173,261	$185,589	$173,261

Interest is capitalized to real estate inventory during development and other qualifying activities. During all periods presented, we capitalized all interest incurred to real estate inventory in accordance with ASC Topic 835, Interest, as our qualified assets exceeded our debt. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other income, net.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real estate inventory impairments	$—	$234	$—	$267
Land and lot option abandonments and pre-acquisition charges	609	273	857	561
Total	$609	$507	$857	$828

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
As of June 30, 2018, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5% to 65%, depending on the investment, with no controlling interest held in any of these investments.

Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Limited liability company interests	$1,474	$2,687
General partnership interests	2,695	3,183
Total	$4,169	$5,870
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
Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2018	December 31, 2017
Assets
Cash	$12,207	$11,678
Receivables	4,394	6,564
Real estate inventories	97,818	99,997
Other assets	866	936
Total assets	$115,285	$119,175
Liabilities and equity
Accounts payable and other liabilities	$8,165	$12,208
Company’s equity	4,169	5,870
Outside interests' equity	102,951	101,097
Total liabilities and equity	$115,285	$119,175

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$9,325	$5,228	$13,715	$10,318
Other operating expense	(7,272)	(3,579)	(10,559)	(6,182)
Other income	21	22	84	24
Net income	$2,074	$1,671	$3,240	$4,160
Company’s equity in income of unconsolidated entities	$2,053	$2,802	$2,587	$3,206

7.	Variable Interest Entities
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
Creditors of the entities with which we have land and lot option agreements have no recourse against us. The maximum exposure to loss under our land and lot option agreements is generally limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the land owner and budget shortfalls and savings will be borne by us. Additionally, we have entered into land banking arrangements which require us to complete development work even if we terminate the option to procure land or lots.
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2018			December 31, 2017
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	32,874	299,711	N/A	3,418	112,590	N/A
Other land option agreements	31,646	372,354	N/A	23,585	269,349	N/A
Total	$64,520	$672,065	$—	$27,003	$381,939	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $11.3 million and $4.5 million as of June 30, 2018 and December 31, 2017, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of June 30, 2018 and December 31, 2017, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of June 30, 2018, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,589)	21,390	27,979	(6,322)	21,657
Total	$167,283	$(6,589)	$160,694	$167,283	$(6,322)	$160,961

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 7.7 and 8.2 years as of June 30, 2018 and December 31, 2017, respectively. The net carrying amount related to this intangible asset was $4.1 million and $4.4 million as of June 30, 2018 and December 31, 2017, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended June 30, 2018 and 2017, respectively, and $267,000 for each of the six-month periods ended June 30, 2018 and 2017, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay for the remainder of 2018, the next four years and thereafter is (in thousands):

Remainder of 2018	$267
2019	534
2020	534
2021	534
2022	534
Thereafter	1,687
Total	$4,090

9.	Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$17,842	$13,040
Refundable fees and other deposits	13,614	16,012
Development rights, held for future use or sale	2,569	2,569
Deferred loan costs - unsecured revolving credit facility	2,926	3,427
Operating properties and equipment, net	54,094	10,528
Other	3,060	2,494
Total	$94,105	$48,070

    Operating properties and equipment, net was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 606. As a result of our cumulative adjustment, the December 31, 2017 balance increased by $39.5 million on January 1, 2018. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and related costs	$24,232	$36,863
Warranty reserves (Note 13)	72,342	69,373
Estimated cost for completion of real estate inventories	102,176	105,864
Customer deposits	28,947	19,568
Income tax liability to Weyerhaeuser	8,321	7,706
Accrued income taxes payable	—	30,672
Liability for uncertain tax positions (Note 15)	1,458	1,458
Accrued interest	10,861	11,014
Accrued insurance expense	4,124	1,187
Other tax liability	28,297	33,671
Other	17,319	13,506
Total	$298,077	$330,882

11.	Senior Notes and Unsecured Revolving Credit Facility
Senior Notes
The Company's outstanding senior notes (together, the "Senior Notes") consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
4.375% Senior Notes due June 15, 2019	$428,315	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(24,949)	(28,698)
Total	$1,453,366	$1,471,302

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
TRI Pointe Group and its 100% owned subsidiary TRI Pointe Homes, Inc. ("TRI Pointe Homes") are co-issuers of the 4.375% Senior Notes due 2019 (the "2019 Notes") and the 5.875% Senior Notes due 2024 (the "2024 Notes"). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three months ended June 30, 2018, we repurchased and cancelled an aggregate principal amount of $21.7 million of the 2019 Notes.
As of June 30, 2018, there was $17.3 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $10.4 million and $10.6 million as of June 30, 2018 and December 31, 2017, respectively.

Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of June 30, 2018, we had no outstanding indebtedness under the Credit Facility and $586.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2018, there was $2.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest, including loan commitment fees, related to the Credit Facility was $455,000 and $426,000 as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018 and December 31, 2017, we had outstanding letters of credit of $13.2 million and $7.7 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended June 30, 2018 and 2017, the Company incurred interest of $21.6 million and $19.9 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.1 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively. During the six-month periods ended June 30, 2018 and 2017, the Company incurred interest of $43.1 million and $38.8 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $4.1 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively. Accrued interest related to all outstanding debt at June 30, 2018 and December 31, 2017 was $10.9 million and $11.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2018 and December 31, 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2018		December 31, 2017
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,470,664	$1,450,708	$1,491,229	$1,552,335
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $17.3 million and $19.9 million as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value of the Senior Notes at June 30, 2018 and December 31, 2017 is based on quoted market prices.

At June 30, 2018 and December 31, 2017, the carrying value of cash and cash equivalents and receivables approximated fair value.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$854	$12,950
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of June 30, 2018 or December 31, 2017, respectively.
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
We intend to vigorously defend the action, and intend to continue challenging Scripps' claims. On May 18, 2018, Pardee Homes filed a motion for summary judgment in the action, which currently has a hearing date of September 14, 2018. Although we cannot predict or determine the timing or final outcome of the lawsuit or the effect that any adverse findings or determinations may have on us, we believe Scripps has no actionable claims against Pardee Homes and that this dispute will not have a material impact on our business, liquidity, financial condition and results of operations. An unfavorable determination could result in the payment by us of monetary damages, which could be significant. The complaint does not indicate the amount of relief sought, and an estimate of possible loss or range of loss cannot presently be made with respect to this matter. No reserve with respect to this matter has been recorded on our consolidated financial statements.
In April 2018, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”), notified Pardee Homes of its intention to assess a penalty for alleged violations of a General Permit for Storm Water Discharges Associated with Construction and Land Disturbance Activities (the “General Permit”). The alleged violations of the General Permit related to the discharge of stormwater during heavy rains in 2017 in connection with the development of a community in San Diego County, California. On June 4, 2018, Pardee Homes reached a settlement with the RWQCB staff and agreed to pay a fine in the sum of $291,286.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $35.3 million and $35.8 million as of June 30, 2018 and December 31, 2017, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty reserves, beginning of period	$70,482	$80,953	$69,373	$83,135
Warranty reserves accrued	6,666	3,794	11,412	5,674
Adjustments to pre-existing reserves	—	699	—	621
Warranty expenditures	(4,806)	(5,318)	(8,443)	(9,302)
Warranty reserves, end of period	$72,342	$80,128	$72,342	$80,128

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $724.4 million and $627.1 million, respectively. As of June 30, 2018 and December 31, 2017, our estimated cost to complete obligations related to these surety bonds was $430.2 million and $537.4 million, respectively.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2018, there were 6,454,995 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total stock-based compensation	$3,720	$3,903	$7,190	$7,744

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of June 30, 2018, total unrecognized stock-based compensation related to all stock-based awards was $24.5 million and the weighted average term over which the expense was expected to be recognized was 2.0 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	1,154,658	$14.16	4.9	$4,350
Granted	—	—	—	—
Exercised	(154,993)	$12.33	—	—
Forfeited	(18,154)	$11.77	—	—
Options outstanding at June 30, 2018	981,511	$14.49	4.7	$2,028
Options exercisable at June 30, 2018	981,511	$14.49	4.7	$2,028

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the six months ended June 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2017	4,307,592	$9.80	$77,192
Granted	1,124,554	$15.76	—
Vested	(1,102,727)	$12.47	—
Forfeited	(987,808)	$9.37	—
Nonvested RSUs at June 30, 2018	3,341,611	$11.05	$54,669

On April 30, 2018, the Company granted an aggregate of 40,910 RSUs to the non-employee members of its board of directors. These RSUs vest in their entirety on the day immediately prior to the Company's 2019 Annual Meeting of Stockholders. The fair value of each RSU granted on April 30, 2018 was measured using a price of $17.11 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
On May 7, 2018 and February 22, 2018, the Company granted an aggregate of 4,258 and 633,107, respectively, of time-vested RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on May 7, 2018 and February 22, 2018 was measured using a price of $17.61 and $16.94 per share, respectively, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On February 15, 2018, the Compensation Committee of our Board of Directors certified the performance achieved with respect to performance-based RSUs granted to the Company’s Chief Executive Officer, President, and Chief Financial Officer in 2015 that resulted in the issuance of 197,898 shares of our common stock under the 2013 Incentive Plan. The vesting of these performance-based RSUs are included in the table above. RSUs that were forfeited in the table above, during the six months ended June 30, 2018, included performance-based RSUs and time-based RSUs that were forfeited for no consideration.
On February 27, 2017, the Company granted an aggregate of 990,279 time-vested RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three year period.  The fair value of each RSU granted on February 27, 2017 was measured using a price of $12.10 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $66.4 million and $76.4 million as of June 30, 2018 and December 31, 2017, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of both June 30, 2018 and December 31, 2017.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.
TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of June 30, 2018 and December 31, 2017, we had an income tax liability to Weyerhaeuser of $8.3 million and $7.7 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $21.1 million and $19.1 million for the three months ended June 30, 2018 and 2017, respectively. Our provision for income taxes totaled $35.8 million and $23.7 million for the six months ended June 30, 2018 and 2017, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.5 million of uncertain tax positions recorded as of both June 30, 2018 and December 31, 2017.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act, for which the accounting under ASC 740 is incomplete. As of June 30, 2018, we have completed our accounting for the tax effects of the Tax Cuts and Jobs Act, however, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for the deferred tax assets related to performance-based executive compensation. In addition, we also remeasured the applicable deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the quarter ended December 31, 2017, the Company recorded an income tax charge of $22.0 million related to the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act.

16.	Related Party Transactions
We had no related party transactions for the six months ended June 30, 2018 and 2017.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $39,229 and $43,573	$—	$—
Income taxes	$62,011	$10,950
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,069	$1,010
Increase in other assets related to adoption of ASC 606	$39,534	$—
Amortization of deferred loan costs capitalized to real estate inventory	$3,003	$2,648
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$—	$(3,275)
Decrease in noncontrolling interests	$—	$3,275

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at June 30, 2018 and December 31, 2017, condensed consolidating statements of operations for the three and six months ended June 30, 2018 and 2017 and condensed consolidating statement of cash flows for the six months ended June 30, 2018 and 2017.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$125,531	$114,375	$—	$239,906
Receivables	15,801	43,810	—	59,611
Intercompany receivables	915,563	—	(915,563)	—
Real estate inventories	811,746	2,436,040	—	3,247,786
Investments in unconsolidated entities	—	4,169	—	4,169
Goodwill and other intangible assets, net	156,604	4,090	—	160,694
Investments in subsidiaries	1,534,825	—	(1,534,825)	—
Deferred tax assets, net	10,892	55,522	—	66,414
Other assets	11,461	82,644	—	94,105
Total assets	$3,582,423	$2,740,650	$(2,450,388)	$3,872,685

Liabilities
Accounts payable	$14,608	$74,328	$—	$88,936
Intercompany payables	—	915,563	(915,563)	—
Accrued expenses and other liabilities	82,747	215,330	—	298,077
Senior notes	1,453,366	—	—	1,453,366
Total liabilities	1,550,721	1,205,221	(915,563)	1,840,379

Equity
Total stockholders’ equity	2,031,702	1,534,825	(1,534,825)	2,031,702
Noncontrolling interests	—	604	—	604
Total equity	2,031,702	1,535,429	(1,534,825)	2,032,306
Total liabilities and equity	$3,582,423	$2,740,650	$(2,450,388)	$3,872,685

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$176,684	$106,230	$—	$282,914
Receivables	56,021	69,579	—	125,600
Intercompany receivables	794,550	—	(794,550)	—
Real estate inventories	855,727	2,249,826	—	3,105,553
Investments in unconsolidated entities	—	5,870	—	5,870
Goodwill and other intangible assets, net	156,604	4,357	—	160,961
Investments in subsidiaries	1,448,690	—	(1,448,690)	—
Deferred tax assets, net	10,892	65,521	—	76,413
Other assets	3,465	44,605	—	48,070
Total assets	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Liabilities
Accounts payable	$9,364	$63,506	$—	$72,870
Intercompany payables	—	794,550	(794,550)	—
Accrued expenses and other liabilities	92,245	238,637	—	330,882
Senior notes	1,471,302	—	—	1,471,302
Total liabilities	1,572,911	1,096,693	(794,550)	1,875,054

Equity
Total stockholders’ equity	1,929,722	1,448,690	(1,448,690)	1,929,722
Noncontrolling interests	—	605	—	605
Total equity	1,929,722	1,449,295	(1,448,690)	1,930,327
Total liabilities and equity	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$255,642	$513,153	$—	$768,795
Land and lot sales revenue	—	1,518	—	1,518
Other operations revenue	—	599	—	599
Total revenues	255,642	515,270	—	770,912
Cost of home sales	213,038	391,058	—	604,096
Cost of land and lot sales	—	1,426	—	1,426
Other operations expense	—	589	—	589
Sales and marketing	11,992	33,752	—	45,744
General and administrative	17,941	18,542	—	36,483
Homebuilding income from operations	12,671	69,903	—	82,574
Equity in income of unconsolidated entities	—	69	—	69
Other (expense) income, net	(104)	31	—	(73)
Homebuilding income before income taxes	12,567	70,003	—	82,570
Financial Services:
Revenues	—	391	—	391
Expenses	—	129	—	129
Equity in income of unconsolidated entities	—	1,984	—	1,984
Financial services income before income taxes	—	2,246	—	2,246
Income before income taxes	12,567	72,249	—	84,816
Equity of net income of subsidiaries	51,113	—	(51,113)	—
Provision for income taxes	—	(21,136)	—	(21,136)
Net income	63,680	51,113	(51,113)	63,680
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$63,680	$51,113	$(51,113)	$63,680

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$154,212	$414,604	$—	$568,816
Land and lot sales revenue	—	865	—	865
Other operations revenue	—	600	—	600
Total revenues	154,212	416,069	—	570,281
Cost of home sales	132,859	321,382	—	454,241
Cost of land and lot sales	—	644	—	644
Other operations expense	—	591	—	591
Sales and marketing	6,966	25,364	—	32,330
General and administrative	16,304	17,384	—	33,688
Homebuilding (loss) income from operations	(1,917)	50,704	—	48,787
Equity in income of unconsolidated entities	—	1,508	—	1,508
Other income, net	9	35	—	44
Homebuilding (loss) income before income taxes	(1,908)	52,247	—	50,339
Financial Services:
Revenues	—	345	—	345
Expenses	—	77	—	77
Equity in income of unconsolidated entities	—	1,294	—	1,294
Financial services income before income taxes	—	1,562	—	1,562
(Loss) income before income taxes	(1,908)	53,809	—	51,901
Equity of net income of subsidiaries	34,415	—	(34,415)	—
Benefit (provision) for income taxes	207	(19,305)	—	(19,098)
Net income	32,714	34,504	(34,415)	32,803
Net income attributable to noncontrolling interests	—	(89)	—	(89)
Net income available to common stockholders	$32,714	$34,415	$(34,415)	$32,714

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$446,062	$905,305	$—	$1,351,367
Land and lot sales revenue	—	1,741	—	1,741
Other operations revenue	—	1,197	—	1,197
Total revenues	446,062	908,243	—	1,354,305
Cost of home sales	372,093	682,505	—	1,054,598
Cost of land and lot sales	—	1,929	—	1,929
Other operations expense	—	1,191	—	1,191
Sales and marketing	22,509	61,518	—	84,027
General and administrative	36,100	37,197	—	73,297
Homebuilding income from operations	15,360	123,903	—	139,263
Equity in loss of unconsolidated entities	—	(399)	—	(399)
Other income, net	35	63	—	98
Homebuilding income before income taxes	15,395	123,567	—	138,962
Financial Services:
Revenues	—	674	—	674
Expenses	—	266	—	266
Equity in income of unconsolidated entities	—	2,986	—	2,986
Financial services income before income taxes	—	3,394	—	3,394
Income before income taxes	15,395	126,961	—	142,356
Equity of net income of subsidiaries	91,165	—	(91,165)	—
Provision for income taxes	—	(35,796)	—	(35,796)
Net income	106,560	91,165	(91,165)	106,560
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$106,560	$91,165	$(91,165)	$106,560

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$285,049	$675,771	$—	$960,820
Land and lot sales revenue	—	1,443	—	1,443
Other operations revenue	—	1,168	—	1,168
Total revenues	285,049	678,382	—	963,431
Cost of home sales	245,117	527,528	—	772,645
Cost of land and lot sales	—	1,298	—	1,298
Other operations expense	—	1,151	—	1,151
Sales and marketing	13,449	45,581	—	59,030
General and administrative	33,553	34,784	—	68,337
Homebuilding (loss) income from operations	(7,070)	68,040	—	60,970
Equity in income of unconsolidated entities	—	1,646	—	1,646
Other income, net	18	103	—	121
Homebuilding (loss) income before income taxes	(7,052)	69,789	—	62,737
Financial Services:
Revenues	—	586	—	586
Expenses	—	151	—	151
Equity in income of unconsolidated entities	—	1,560	—	1,560
Financial services income before income taxes	—	1,995	—	1,995
(Loss) income before income taxes	(7,052)	71,784	—	64,732
Equity of net income of subsidiaries	43,452	—	(43,452)	—
Benefit (provision) for income taxes	4,507	(28,219)	—	(23,712)
Net income	40,907	43,565	(43,452)	41,020
Net income attributable to noncontrolling interests	—	(113)	—	(113)
Net income available to common stockholders	$40,907	$43,452	$(43,452)	$40,907

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$97,711	$(97,760)	$—	$(49)
Cash flows from investing activities:
Purchases of property and equipment	(4,148)	(11,534)	—	(15,682)
Proceeds from sale of property and equipment	—	3	—	3
Investments in unconsolidated entities	—	(1,178)	—	(1,178)
Intercompany	(118,615)	—	118,615	—
Net cash (used in) provided by investing activities	(122,763)	(12,709)	118,615	(16,857)
Cash flows from financing activities:
Repayment of debt	(21,685)	—	—	(21,685)
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	1,633	—	—	1,633
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Intercompany	—	118,615	(118,615)	—
Net cash (used in) provided by financing activities	(26,101)	118,614	(118,615)	(26,102)
Net (decrease) increase in cash and cash equivalents	(51,153)	8,145	—	(43,008)
Cash and cash equivalents - beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents - end of period	$125,531	$114,375	$—	$239,906

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash used in operating activities	$(38,171)	$(182,529)	$—	$(220,700)
Cash flows from investing activities:
Purchases of property and equipment	(1,232)	(561)	—	(1,793)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(462)	—	(462)
Intercompany	(184,084)	—	184,084	—
Net cash used in investing activities	(185,316)	(1,017)	184,084	(2,249)
Cash flows from financing activities:
Borrowings from notes payable	450,000	—	—	450,000
Repayment of notes payable	(213,726)	—	—	(213,726)
Debt issuance costs	(5,906)	—	—	(5,906)
Distributions to noncontrolling interests	—	(987)	—	(987)
Proceeds from issuance of common stock under share-based awards	2,449	—	—	2,449
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,896)	—	—	(2,896)
Share repurchases	(99,697)	—	—	(99,697)
Intercompany	—	184,084	(184,084)	—
Net cash provided by financing activities	130,224	183,097	(184,084)	129,237
Net decrease in cash and cash equivalents	(93,263)	(449)	—	(93,712)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$48,305	$66,640	$—	$114,945

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview and Outlook
We continue to be encouraged by the strength of the overall U.S. new-home market, which continues to be supported by strong general economic conditions, historically low unemployment levels and modest wage gains, combined with a limited supply of new and existing homes. Nevertheless, we continue to see variability from market to market with demand mostly driven by general local economic conditions. In certain of our markets, price and affordability issues are potentially limiting demand. Additionally, homebuilding activity in many markets continues to be constrained by land and labor availability, as well as fee increases and delays imposed by local municipalities, which we expect will continue to constrict supply. While the limited supply and production deficits have supported price appreciation in many markets, these increases have been partially or sometimes fully offset by increases in labor and material costs and we expect that these construction cost pressures will continue.  We continue to monitor the impact of rising interest rates, which could challenge our ability to capture steady price increases in certain markets and could negatively impact our sales pace. Overall, we believe demand trends will result in a continued growth trajectory in the homebuilding market, with consumer, job and household formation growth serving as leading indicators of positive demand, offset by the downward supply pressures described above. While market conditions remain generally strong, we continue to monitor the potential impact of political policy, most notably the potential cost pressures and overall economic impact resulting from modified international trade tariffs.
Our results for the three and six months ended June 30, 2018 support our generally positive outlook. For the quarter ended June 30, 2018, deliveries increased 13% from the prior-year period and average sales price increased 19%, fueling a 35% increase in home sales revenue. The increase in new home deliveries was accompanied by a 130 basis point increase in homebuilding gross margins and a 90 basis point reduction in selling, general and administrative expense as a percentage of home sales revenues. New home orders were down 7% compared to the prior-year period, and backlog units at quarter end were up 8% compared to the end of the prior-year period, with backlog dollar value up 13%. The average sales price of homes in backlog at quarter end was $668,000, the highest quarter end level we have experienced since the inception of TRI Pointe Group.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding:
Home sales revenue	$768,795	$568,816	$1,351,367	$960,820
Land and lot sales revenue	1,518	865	1,741	1,443
Other operations revenue	599	600	1,197	1,168
Total revenues	770,912	570,281	1,354,305	963,431
Cost of home sales	604,096	454,241	1,054,598	772,645
Cost of land and lot sales	1,426	644	1,929	1,298
Other operations expense	589	591	1,191	1,151
Sales and marketing	45,744	32,330	84,027	59,030
General and administrative	36,483	33,688	73,297	68,337
Homebuilding income from operations	82,574	48,787	139,263	60,970
Equity in income (loss) of unconsolidated entities	69	1,508	(399)	1,646
Other (expense) income, net	(73)	44	98	121
Homebuilding income before income taxes	82,570	50,339	138,962	62,737
Financial Services:
Revenues	391	345	674	586
Expenses	129	77	266	151
Equity in income of unconsolidated entities	1,984	1,294	2,986	1,560
Financial services income before income taxes	2,246	1,562	3,394	1,995
Income before income taxes	84,816	51,901	142,356	64,732
Provision for income taxes	(21,136)	(19,098)	(35,796)	(23,712)
Net income	63,680	32,803	106,560	41,020
Net income attributable to noncontrolling interests	—	(89)	—	(113)
Net income available to common stockholders	$63,680	$32,714	$106,560	$40,907
Earnings per share
Basic	$0.42	$0.21	$0.70	$0.26
Diluted	$0.42	$0.21	$0.70	$0.26
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	132	14.2	3.1	162	16.0	3.4	(19)%	(11)%	(8)%
Pardee Homes	464	33.5	4.6	483	28.8	5.6	(4)%	16%	(17)%
Quadrant Homes	54	6.3	2.9	107	6.8	5.2	(50)%	(7)%	(46)%
Trendmaker Homes	161	29.0	1.9	129	31.7	1.4	25%	(9)%	36%
TRI Pointe Homes	408	33.8	4.0	413	31.5	4.4	(1)%	7%	(8)%
Winchester Homes	124	14.0	3.0	151	12.0	4.2	(18)%	17%	(30)%
Total	1,343	130.8	3.4	1,445	126.8	3.8	(7)%	3%	(10)%

Net new home orders for the three months ended June 30, 2018 decreased by 102 orders, or 7%, to 1,343, compared to 1,445 during the prior-year period.  The decrease in net new home orders was due to a 10% decrease in monthly absorption rates, slightly offset by a 3% increase in average selling communities.
Maracay reported a 19% decrease in net new home orders driven by an 11% decrease in average selling communities and an 8% decrease in monthly absorption rate. The decrease in average selling communities was due to the timing of the opening and closing of communities. Maracay continued to experience strong market conditions in Arizona, as demonstrated by a monthly absorption rate of 3.1 homes per community. Pardee Homes reported a 4% decrease in net new home orders driven by a 17% decrease in monthly absorption rate, offset by a 16% increase in average selling communities. The decrease in monthly absorption rate was primarily due to the fact that the prior-year period included a high absorbing entry level attached community in San Diego with no similar project in the current period. Overall demand remained strong at Pardee Homes with an absorption rate of 4.6 homes per community per month. The increase in average selling communities was a result of increased community count in the Los Angeles, Inland Empire and Las Vegas markets, offset by a decrease in San Diego. Net new home orders decreased 50% at Quadrant Homes due primarily to a 46% decrease in monthly absorption rate compared to the prior-year period. The decrease in absorption rate at Quadrant Homes was due to the timing of new community openings and a higher priced but slower absorbing product mix compared to the prior year, as evidenced by the 32% increase in average sales price in backlog as of June 30, 2018 compared to the same period in the prior year. Trendmaker Homes’ net new home orders increased 25% due to a 36% increase in monthly absorption rate offset by a 9% decrease in average selling communities. The increase in absorption rate was due to improved market conditions in Houston during the quarter. TRI Pointe Homes’ net new home orders decreased 1% due to an 8% decrease in monthly absorption rate offset by a 7% increase in average selling communities. Demand remained strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.0 homes per community at average selling prices above the Company average. Winchester Homes reported an 18% decrease in net new home orders as a result of a 30% decrease in monthly absorption rate, offset by a 17% increase in average selling communities. The decrease in monthly absorption rate was due to changes in product mix, with fewer high absorbing attached communities compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2018			As of June 30, 2017			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	256	$134,138	$524	311	$156,611	$504	(18)%	(14)%	4%
Pardee Homes	695	451,860	650	553	369,021	667	26%	22%	(3)%
Quadrant Homes	138	130,270	944	201	144,204	717	(31)%	(10)%	32%
Trendmaker Homes	250	145,046	580	204	105,663	518	23%	37%	12%
TRI Pointe Homes	728	523,907	720	613	428,281	699	19%	22%	3%
Winchester Homes	204	132,875	651	226	135,437	599	(10)%	(2)%	9%
Total	2,271	$1,518,096	$668	2,108	$1,339,217	$635	8%	13%	5%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was relatively consistent at 16% compared to 15% during the prior-year period. The dollar value of backlog was approximately $1.5 billion as of June 30, 2018, an increase of $178.9 million, or 13%, compared to $1.3 billion as of June 30, 2017.  This increase was due to an increase in backlog units of 163, or 8%, to 2,271 as of June 30, 2018, compared to 2,108 as of June 30, 2017 and a 5% increase in the average sales price of homes in backlog to $668,000 as of June 30, 2018, compared to $635,000 as of June 30, 2017.
Maracay's backlog dollar value decreased 14% compared to the prior year due to an 18% decrease in backlog units, offset by a 4% increase in average sales price. The decrease in backlog units was due to the 19% decrease in net new home orders during the three months ended June 30, 2018 as a result of a decrease in average selling communities and monthly absorption rate. Pardee Homes’ backlog dollar value increased 22% due to an increase in backlog units of 26% offset by a decrease in average sales price of 3%. The increase in backlog units was due to the carryover of backlog units from the first quarter of 2018 and the timing of construction and deliveries. Quadrant Homes’ backlog dollar value decreased 10% as a result of a 31% decrease in backlog units offset by a 32% increase in average sales price. The increase in average sales price w as related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties which have higher price points and reflects the continued pricing power in this market. The decrease in backlog units was a result of the 50% decrease in new home orders for the three months ended June 30, 2018. Trendmaker Homes’ backlog dollar value increased 37% primarily due to a 23% increase in backlog units and a 12% increase in average sales price. The increase in backlog units related to the 25% increase in net new home orders for the quarter and timing of deliveries. TRI Pointe Homes’ backlog dollar value increased 22% due to a 19% increase in backlog units and a 3% increase in average selling price. The increase in backlog units was the result of the carryover of backlog units from the first quarter of 2018 and the timing of deliveries. Winchester Homes’ backlog dollar value decreased 2% driven by the 10% decrease in backlog units offset by a 9% increase in average sales price. The decrease in backlog units is a result of an 18% decrease in net new home orders for the three months ended June 30, 2018. The increase in average sales price compared to the prior year was due to mix of more detached product which generally has a higher average sales price.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	121	$56,949	$471	164	$75,754	$462	(26)%	(25)%	2%
Pardee Homes	377	243,286	645	372	180,377	485	1%	35%	33%
Quadrant Homes	85	64,805	762	64	39,667	620	33%	63%	23%
Trendmaker Homes	155	76,198	492	133	64,798	487	17%	18%	1%
TRI Pointe Homes	347	255,642	737	243	154,212	635	43%	66%	16%
Winchester Homes	130	71,915	553	95	54,008	569	37%	33%	(3)%
Total	1,215	$768,795	$633	1,071	$568,816	$531	13%	35%	19%

Home sales revenue increased nearly $200.0 million, or 35%, to $768.8 million for the three months ended June 30, 2018. The increase was comprised of (i) $123.5 million related to a $102,000, or 19%, increase in average sales price of homes delivered to $633,000 for the three months ended June 30, 2018, from $531,000 in the prior-year period, and (ii) $76.5 million related to an increase in new homes delivered to 1,215 for the three months ended June 30, 2018 from 1,071 in the prior-year period.
Maracay had a 25% decrease in home sales revenue due to a 26% decrease in new homes delivered. The decrease in new home deliveries was due to the decrease in new home orders and the timing of deliveries. Pardee Homes’ home sales revenue increased 35% due to a 33% increase in average sales price. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. Quadrant Homes increased home sales revenue by 63% due to a 33% increase in new homes delivered and a 23% increase in average sales price. The increase in new homes delivered was due to starting the year with a higher number of backlog units compared to the prior-year period. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points and reflects the continued pricing power in this market. Trendmaker Homes’ home sales revenue increased 18% due to a 17% increase in new homes delivered. The increase in new homes delivered was largely due to timing of deliveries, which was driven by a 17% increase in backlog units to start the quarter compared to the prior-year period. TRI Pointe Homes had a 66% increase in home sales revenue due to a 43% increase in new homes delivered and a 16% increase in average sales price. The increase in new homes delivered was driven by 51% higher backlog to start the quarter compared to the prior-year period, and the increase in average sales price was related to product mix in the quarter. Home sales revenue increased at Winchester Homes by 33% largely due to an increase in homes delivered as a result of higher backlog to start the quarter compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2018	%	2017	%
Home sales revenue	$768,795	100.0%	$568,816	100.0%
Cost of home sales	604,096	78.6%	454,241	79.9%
Homebuilding gross margin	164,699	21.4%	114,575	20.1%
Add: interest in cost of home sales	19,569	2.5%	13,145	2.3%
Add: impairments and lot option abandonments	609	0.1%	507	0.1%
Adjusted homebuilding gross margin(1)	$184,877	24.0%	$128,227	22.5%
Homebuilding gross margin percentage	21.4%		20.1%
Adjusted homebuilding gross margin percentage(1)	24.0%		22.5%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.4% for the three months ended June 30, 2018 as compared to 20.1% for the prior-year period.  The increase in gross margin percentage was primarily due to the mix of deliveries from our long-dated California communities, which produce gross margins above the Company average, having a greater impact on our overall gross margin percentage compared to the prior-year period. In addition, gross margin percentage increased at each of our homebuilding segments for the quarter as compared to the prior-year period. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.0% for the three months ended June 30, 2018, compared to 22.5% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$45,744	$32,330	6.0%	5.7%
General and administrative (G&A)	36,483	33,688	4.7%	5.9%
Total sales and marketing and G&A	$82,227	$66,018	10.7%	11.6%

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 10.7% for the three months ended June 30, 2018, compared to 11.6% in the prior-year period. Total SG&A expense increased $16.2 million, to $82.2 million for the three months ended June 30, 2018 from $66.0 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.0% for the three months ended June 30, 2018, compared to 5.7% for the prior-year period. The increase was due primarily to advertising costs impacted by the timing of future community openings and the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Sales and marketing expense increased to $45.7 million for the three months ended June 30, 2018 compared to $32.3 million in the prior-year period due in part to the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018.
General and administrative (“G&A”) expenses as a percentage of home sales revenue decreased to 4.7% of home sales revenue for the three months ended June 30, 2018 compared to 5.9% for the prior-year period as a result of higher operating leverage due to the 35% increase in home sales revenue.  G&A expenses increased to $36.5 million for the three months ended June 30, 2018 compared to $33.7 million for the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $21.6 million and $19.9 million for the three months ended June 30, 2018 and 2017, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the three months ended June 30, 2018 as compared to the prior-year period was primarily attributable to the issuance of our $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) in June of 2017.
Income Tax
For the three months ended June 30, 2018, we recorded a tax provision of $21.1 million based on an effective tax rate of 24.9%.  For the three months ended June 30, 2017, we recorded a tax provision of $19.1 million based on an effective tax rate of 36.8%. The decrease in the current year income tax rate is due to enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The increase in provision for income taxes is due to a $32.9 million increase in income before income taxes to $84.8 million for the three months ended June 30, 2018, compared to $51.9 million for the prior-year period.
Financial Services Segment
Income from our financial services operations increased to $2.2 million for the three months ended June 30, 2018 compared to $1.6 million for the prior-year period.  The increase in financial services income for the three months ended June 30, 2018 compared to the prior-year period relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year-over-year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners' insurance services. We expect the launch of these insurance agency operations will provide further growth to this segment of our business.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	285	13.6	3.5	346	16.1	3.6	(18)%	(16)%	(3)%
Pardee Homes	937	33.1	4.7	861	28.6	5.0	9%	16%	(6)%
Quadrant Homes	162	6.6	4.1	227	7.3	5.2	(29)%	(10)%	(21)%
Trendmaker Homes	316	29.3	1.8	280	31.9	1.5	13%	(8)%	20%
TRI Pointe Homes	867	33.6	4.3	766	30.7	4.2	13%	9%	2%
Winchester Homes	272	13.9	3.3	264	12.0	3.7	3%	16%	(11)%
Total	2,839	130.1	3.6	2,744	126.6	3.6	3%	3%	—%

Net new home orders for the six months ended June 30, 2018 increased by 95 orders, or 3%, to 2,839, compared to 2,744 during the prior-year period.  The increase in net new home orders was due to a 3% increase in average selling communities.
Maracay reported an 18% decrease in net new home orders driven by a 16% decrease in average selling communities and a 3% decrease in monthly absorption rate. The decrease in average selling communities was due to the timing of the opening and closing of communities. Maracay continued to experience strong market conditions in Arizona, as demonstrated by a monthly absorption rate of 3.5 homes per community. Pardee Homes increased net new home orders by 9% due to a 16% increase in average community count offset by a 6% decrease in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and Las Vegas markets. Overall demand remained strong at Pardee Homes with an absorption rate of 4.7 homes per community per month. Net new home orders decreased 29% at Quadrant Homes due primarily to a 21% decrease in monthly absorption rate and a 10% decrease in average selling communities. The decrease in absorption rates at Quadrant Homes was due to the timing of new community openings and a higher priced but slower absorbing product mix compared to the prior year, as evidenced by the 32% increase in the average sales price in backlog as of June 30, 2018 compared to June 30, 2017. Trendmaker Homes’ net new home orders increased 13% due to a 20% increase in monthly absorption rate offset by an 8% decrease in average selling communities. The increase in absorption rates was due to improved market conditions in Houston during the six months ended June 30, 2018 compared to the prior-year period. TRI Pointe Homes’ net new home orders increased 13% due to a 9% increase in average selling communities and a 2% increase in monthly absorption rate. The increase in average selling communities was driven by community growth in our Southern California and Colorado markets. Demand remained strong in the markets in which TRI Pointe Homes builds, as evidenced by a monthly absorption rate of 4.3 homes per community at average selling prices above the Company average. Winchester Homes increased net new home orders 3% as a result of a 16% increase in average selling communities offset by an 11% decrease in monthly absorption rate. The decrease in monthly absorption rate was due to changes in product mix, with fewer higher absorbing attached communities compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	246	$115,404	$469	283	$126,814	$448	(13)%	(9)%	5%
Pardee Homes	651	423,756	651	568	264,076	465	15%	60%	40%
Quadrant Homes	168	126,111	751	127	79,550	626	32%	59%	20%
Trendmaker Homes	239	117,383	491	239	116,737	488	—%	1%	1%
TRI Pointe Homes	616	446,062	724	451	285,049	632	37%	56%	15%
Winchester Homes	219	122,651	560	161	88,594	550	36%	38%	2%
Total	2,139	$1,351,367	$632	1,829	$960,820	$525	17%	41%	20%

Home sales revenue increased $390.5 million, or 41%, to $1.4 billion for the six months ended June 30, 2018. The increase was comprised of (i) $227.7 million related to an increase in new homes delivered to 2,139 for the six months ended June 30, 2018 from 1,829 in the prior-year period, and (ii) $162.9 million related to a $107,000, or 20%, increase in average sales price of homes delivered to $632,000 for the six months ended June 30, 2018, from $525,000 in the prior-year period.
Maracay had a 9% decrease in home sales revenue due to a 13% decrease in new homes delivered, offset by a 5% increase in average sales price. The decrease in new home deliveries was due to the decrease in new home orders and the timing of deliveries. Pardee Homes’ home sales revenue increased 60% due to a 40% increase in average sales price and a 15% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. Quadrant Homes increased home sales revenue by 59% due to a 32% increase in new homes delivered and a 20% increase in average sales price. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points and reflects the continued pricing power in this market. Trendmaker Homes’ home sales revenue remained relatively flat compared to the prior year. TRI Pointe Homes had a 56% increase in home sales revenue due to a 37% increase in new homes delivered and a 15% increase in average sales price. The increase in new homes delivered was driven by a greater number of backlog units to start the year compared to the prior-year period, and the increase in average sales price was related to product mix in the quarter. Home sales revenue increased at Winchester Homes by 38% largely due to an increase in homes delivered as a result of a greater number of backlog units to start the year compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2018	%	2017	%
Home sales revenue	$1,351,367	100.0%	$960,820	100.0%
Cost of home sales	1,054,598	78.0%	772,645	80.4%
Homebuilding gross margin	296,769	22.0%	188,175	19.6%
Add: interest in cost of home sales	33,798	2.5%	22,825	2.4%
Add: impairments and lot option abandonments	857	0.1%	795	0.1%
Adjusted homebuilding gross margin(1)	$331,424	24.5%	$211,795	22.0%
Homebuilding gross margin percentage	22.0%		19.6%
Adjusted homebuilding gross margin percentage(1)	24.5%		22.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 22.0% for the six months ended June 30, 2018 as compared to 19.6% for the prior-year period.  The increase in gross margin percentage was primarily due to the mix of new home deliveries from our long-dated California communities, which produce gross margins above the Company average, having a greater impact on our overall gross margin percentage compared to the prior-year period. In addition, gross margin percentage increased at each of our homebuilding segments for the six months ended June 30, 2018 as compared to the prior-year period. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.5% for the six months ended June 30, 2018, compared to 22.0% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$84,027	$59,030	6.2%	6.1%
General and administrative (G&A)	73,297	68,337	5.4%	7.1%
Total sales and marketing and G&A	$157,324	$127,367	11.6%	13.3%

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue decreased to 11.6% for the six months ended June 30, 2018, compared to 13.3% for the prior-year period. Total SG&A expense increased $29.9 million, to $157.3 million for the six months ended June 30, 2018 from $127.4 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.2% for the six months ended June 30, 2018, compared to 6.1% for the prior-year period. The increase was due primarily to advertising costs impacted by the timing of future community openings. This was mostly offset by the higher operating leverage on the fixed components of sales and marketing expenses as a result of the 41% increase in homes sales revenue. Sales and marketing expense increased to $84.0 million for the six months ended June 30, 2018 compared to $59.0 million in the prior-year period due to higher advertising costs and the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and administrative (“G&A”) expenses as a percentage of home sales revenue decreased to 5.4% of home sales revenue for the six months ended June 30, 2018 compared to 7.1% for the prior-year period as a result of higher operating leverage due to the 41% increase in home sales revenue.  G&A expenses increased to $73.3 million for the six months ended June 30, 2018 compared to $68.3 million in the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $43.1 million and $38.8 million for the six months ended June 30, 2018 and 2017, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the six months ended June 30, 2018 as compared to the prior-year period was primarily attributable to the issuance in June of 2017 of our $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”).
Income Tax
For the six months ended June 30, 2018, we recorded a tax provision of $35.8 million based on an effective tax rate of 25.1%.  For the six months ended June 30, 2017, we recorded a tax provision of $23.7 million based on an effective tax rate of 36.6%. The decrease in the current year income tax rate is due to enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The increase in provision for income taxes is due to a $77.6 million increase in income before income taxes to $142.4 million for the six months ended June 30, 2018, compared to $64.7 million for the prior-year period.
Financial Services Segment
Income from our financial services operations increased to $3.4 million for the six months ended June 30, 2018 compared to $2.0 million for the prior-year period.  The increase in financial services income for the six months ended June 30, 2018 compared to the prior-year period relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year-over-year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners' insurance services. We expect the launch of these insurance agency operations will provide further growth to this segment of our business.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
Maracay	2,142	1,993	149	7%
Pardee Homes	14,749	16,037	(1,288)	(8)%
Quadrant Homes	1,073	1,107	(34)	(3)%
Trendmaker Homes	1,443	1,578	(135)	(9)%
TRI Pointe Homes	2,584	2,921	(337)	(12)%
Winchester Homes	1,570	1,672	(102)	(6)%
Total	23,561	25,308	(1,747)	(7)%
Lots Controlled(1)
Maracay	914	1,030	(116)	(11)%
Pardee Homes	1,075	125	950	760%
Quadrant Homes	759	745	14	2%
Trendmaker Homes	481	334	147	44%
TRI Pointe Homes	1,584	573	1,011	176%
Winchester Homes	455	777	(322)	(41)%
Total	5,268	3,584	1,684	47%
Total Lots Owned or Controlled(1)	28,829	28,892	(63)	—%
__________

(1)	As of June 30, 2018 and 2017, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2018 were operating expenses, land purchases, land development, home construction and repurchases of our senior notes. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2018, we had total liquidity of $826.7 million, including cash and cash equivalents of $239.9 million and $586.8 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

TRI Pointe Group and TRI Pointe Homes are co-issuers of $450 million aggregate principal amount of 4.375% Senior Notes due 2019 (“2019 Notes”) and $450 million aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three months ended June 30, 2018, we repurchased and cancelled an aggregate principal amount of $21.7 million of the 2019 Notes.
Our senior notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2018, we were in compliance with the covenants required by our senior notes.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified the Credit Facility to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million.  In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00% depending on the Company’s leverage ratio. As of June 30, 2018, we had no outstanding indebtedness under the Credit Facility and $586.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At June 30, 2018, we had outstanding letters of credit of $13.2 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2018	2018
Consolidated Tangible Net Worth	$1,871,008	$1,242,779
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	39.9%	≤55%
(Not to exceed 55%)
Interest Coverage Test	6.1	≥1.5
(Not less than 1.5:1.0)

As of June 30, 2018, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 16, 2018, our board of directors discontinued and cancelled a share repurchase program approved in 2017 (the “2017 Repurchase Program”), and approved a new share repurchase program authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019 (the “2018 Repurchase Program”). Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the six months ended June 30, 2018, we did not repurchase any shares under either the 2017 Repurchase Program or the 2018 Repurchase Program, and we have not repurchased any shares under the 2018 Repurchase Program through the date of the filing of this Quarterly Report on Form 10-Q.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Senior Notes	$1,453,366	$1,471,302
Total debt	1,453,366	1,471,302
Stockholders’ equity	2,031,702	1,929,722
Total capital	$3,485,068	$3,401,024
Ratio of debt-to-capital(1)	41.7%	43.3%

Total debt	$1,453,366	$1,471,302
Less: Cash and cash equivalents	(239,906)	(282,914)
Net debt	1,213,460	1,188,388
Stockholders’ equity	2,031,702	1,929,722
Net capital	$3,245,162	$3,118,110
Ratio of net debt-to-net capital(2)	37.4%	38.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

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

Cash Flows—Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased by $220.7 million to $49,000 for the six months ended June 30, 2018, from net cash used of $220.7 million for the six months ended June 30, 2017. The change was comprised of offsetting activity, including (i) a decrease in cash outflows related to real estate inventories of $109.6 million due to timing of land acquisition and development, (ii) an increase in net income to $106.6 million in the six months ended June 30, 2018 compared to $41.0 million in the prior-year period, (iii) an increase in cash collected from receivables of $66.0 million in the six months ended June 30, 2018 compared to $9.7 million in the prior-year period, and (iv) other offsetting activity, including changes in other assets, accounts payable and accrued expenses.

•
Net cash used in investing activities was $16.9 million for the six months ended June 30, 2018, compared to $2.2 million for the prior-year period.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment and cash outflows associated with investments in unconsolidated entities.

•
Net cash used in financing activities was $26.1 million for the six months ending June 30, 2018, from net cash provided by financing activities of $129.2 million for the same period in the prior year. The change was primarily driven by a decrease in net borrowings which were $236.3 million in the prior year, compared to net repayments of $21.7 million in the six months ended June 30, 2018. In addition, we used $99.7 million to repurchase shares of our common stock during the six months ended June 30, 2017 compared to none during the six months ended June 30, 2018.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2018, we had $64.5 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $672.1 million (net of deposits).
Our utilization of land and lot option contracts and land banking arrangements is dependent on, among other things, the availability of land sellers or land banking firms willing to enter into such arrangements, the availability of capital to finance the development of optioned land and lots, general housing market conditions, and local market dynamics.  Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.
As of June 30, 2018, we had total liquidity of $826.7 million, including cash of $239.9 million and $586.8 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of June 30, 2018 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	67	31	12	18	$373 - $405
Arroyo Seco	2019	44	—	44	—	—	$406 - $458
City of Chandler:
Hawthorn Manor	2017	84	46	38	12	15	$500 - $564
Mission Estates	2019	26	—	26	—	—	$564 - $592
Windermere Ranch	2019	91	—	91	—	—	$448 - $476
City of Gilbert:
Artisan at Morrison Ranch	2016	105	104	1	1	19	$340 - $393
The Preserve at Adora Trails	2017	82	55	27	23	21	$420 - $463
Marathon Ranch	2018	63	—	63	13	—	$506 - $549
Lakes At Annecy	2019	216	—	216	—	—	$280 - $333
Lakeview Trails	2019	92	—	92	—	—	$468 - $560
Copper Bend	2019	38	—	38	—	—	$451 - $484
Hamstra Assemblage	2020	86	—	86	—	—	$470 - $750
City of Goodyear:
Villages at Rio Paseo	2018	117	2	115	10	2	$204 - $218
Cottages at Rio Paseo	2018	93	6	87	24	6	$238 - $257
City of Mesa:
Kinetic Point at Eastmark	2013	80	77	3	3	—	$297 - $376
Curie Court at Eastmark	2016	106	91	15	15	33	$297 - $376
The Vista at Granite Crossing	2018	37	—	37	22	—	$438 - $513
Electron at Eastmark	2019	53	—	53	—	—	$355 - $405
Town of Peoria:
Legacy at The Meadows	2017	74	51	23	14	25	$425 - $451
Estates at The Meadows	2017	272	60	212	42	17	$484 - $558
Enclave at The Meadows	2018	126	13	113	12	13	$385 - $480
Riverwalk	2019	94	—	94	—	—	$494 - $547
City of Phoenix:
Navarro Groves	2018	54	—	54	21	—	$429 - $474
Avance	2019	394	—	394	—	—	$342 - $598
Town of Queen Creek:
Spur Cross	2020	118	—	118	—	—	$454 - $544
Closed Communities	N/A	—	—	—	—	23
Phoenix, Arizona Total		2,643	572	2,071	224	192
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	67	36	11	18	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	68	15	8	19	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	74	14	9	9	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	63	6	4	3	$448 - $480
Closed Communities	N/A	—	—	—	—	5
Tucson, Arizona Total		343	272	71	32	54
Maracay Total		2,986	844	2,142	256	246

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
California
San Diego County:
Almeria	2017	80	36	44	26	21	$1,440 - $1,550
Olvera	2017	84	46	38	27	31	$1,315 - $1,470
Vista Santa Fe	2019	44	—	44	—	—	$1,750 - $1,895
Sendero	2019	112	—	112	—	—	$1,175 - $1,275
Terraza	2019	81	—	81	—	—	$1,290 - $1,380
Carmel	2019	105	—	105	—	—	$1,425 - $1,525
Vista Del Mar	2019	79	—	79	—	—	$1,550 - $1,700
Pacific Highlands Ranch Future	TBD	115	—	115	—	—	TBD
Sandstone	2018	81	9	72	33	9	$640 - $700
Lake Ridge	2018	129	—	129	45	—	$710 - $860
Azul	2017	121	110	11	11	46	$360 - $475
Veraz	2018	111	—	111	—	—	$380 - $460
Moderna	2018	44	—	44	—	—	$355 - $440
Ocean View Hills Future	2019	359	—	359	—	—	TBD
Meadowood	TBD	845	—	845	—	—	$290 - $590
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	23	72	15	14	$560 - $660
Arista	2017	112	50	62	9	20	$700 - $785
Cresta	2018	67	—	67	15	5	$790 - $865
Aliento - 55x100	2018	94	—	94	—	—	TBD
Lyra	2019	84	—	84	—	—	$648 - $715
Sola	2019	73	—	73	—	—	$540 - $570
Skyline Ranch Future	TBD	1,063	—	1,063	—	—	$550 - $810
Riverside County:
Vantage	2016	101	66	35	29	14	$390 - $410
Overlook	2016	112	111	1	1	21	$320 - $355
Aura	2017	100	64	36	17	16	$370 - $385
Starling	2018	68	33	35	4	18	$420 - $430
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Village @ Lakeshore	2020	163	—	163	—	—	$310 - $325
Skycrest	2015	125	123	2	2	16	$378 - $400
Flagstone	2016	79	75	4	1	11	$430 - $450
Elara	2016	245	162	83	18	43	$300 - $325
Daybreak	2017	158	45	113	16	20	$345 - $375
Cascade	2017	151	42	109	47	15	$300 - $320
Abrio	2018	126	—	126	25	—	$390 - $415
Beacon	2018	106	—	106	19	—	$455 - $500
PA13	2019	90	—	90	—	—	TBD
Sundance Future	TBD	43	—	43	—	—	TBD
Vita	2019	152	—	152	—	—	$305 - $315
Avid	2019	103	—	103	—	—	$335 - $355
Elan	2019	81	—	81	—	—	$400 - $420
Mira	2018	92	—	92	—	—	$375 - $395
Sundance Future Active Adult	TBD	276	—	276	—	—	TBD
Avena	2018	84	2	82	16	2	$450 - $475
Tamarack	2018	84	17	67	31	17	$470 - $510
Braeburn	2018	82	—	82	3	—	TBD
Canvas	2018	89	—	89	3	—	$400 - $420
Kadence	2018	85	—	85	1	—	$420 - $440

Newpark	2018	93	—	93	—	—	$445 - $480
Easton	2018	92	—	92	3	—	$470 - $520
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,386	—	4,386	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252		1,252	—	—	TBD
Closed Communities		—	—	—	—	80
California Total		13,882	1,014	12,868	417	419
Nevada
Clark County:
North Peak	2015	178	159	19	16	37	$312 - $370
Castle Rock	2015	181	152	29	26	36	$360 - $455
Camino	2016	86	85	1	1	1	$256 - $270
Escala	2016	103	61	42		8	$520 - $590
Montero	2016	77	72	5	5	15	$432 - $510
Strada	2017	119	33	86	17	9	$420 - $470
Linea	2018	90	2	88	40	2	$350 - $390
Meridian	2016	62	55	7	3	13	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	44	7	2	10	$475 - $530
Luma	2018	63	5	58	20	5	$480 - $525
Evolve	2019	70	—	70	—	—	TBD
Horizon Terrace	2014	165	161	4	4	26	$415 - $470
Corterra	2018	112	—	112	—	—	$450 - $500
Keystone	2017	70	41	29	19	17	$460 - $550
Cobalt	2017	121	17	104	21	12	$375 - $450
Onyx	2018	74	—	74	8	—	$450 - $480
Axis	2017	78	16	62	23	6	$850 - $1,125
The Canyons at MacDonald Ranch - R	2019	22	—	22	—	—	$515 - $585
The Canyons at MacDonald Ranch - H	2020	82	—	82	—	—	$540 - $585
Pivot	2017	88	26	62	11	16	$400 - $460
Strada at Pivot	2017	27	17	10	7	10	$450 - $480
Nova Ridge	2018	108	7	101	34	6	$660 - $810
Tera Luna	2018	116	—	116	2	—	$545 - $660
Indogo	2018	202	—	202	16	—	$300 - $350
Larimar	2018	170	—	170	3	—	$320 - $360
Blackstone	2018	140	—	140	—	—	$369 - $430
Cactus/Jones	2019	54	—	54	—	—	$349 - $375
Sandalwood	2020	117	—	117	—	—	TBD
Closed Communities	N/A	—	—	—	—	3
Nevada Total		2,834	953	1,881	278	232
Pardee Total		16,716	1,967	14,749	695	651

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
The Grove at Canyon Park, Bothell	2017	60	57	3	3	19	$760 - $785
Greenstone Heights, Bothell	2017	41	13	28	21	11	$955 - $1,140
Grove North, Bothell	2019	43	—	43	—	—	$790 - $925
Grove South, Bothell	2019	9	—	9	—	—	$805 - $840
King County:
Vareze, Kirkland	2019	82	—	82	—	—	$700 - $940
Hazelwood Ridge, Newcastle	2017	30	28	2	—	6	$1,174
Inglewood Landing, Sammamish	2018	21	—	21	6	—	$1,150 - $1,330
Jacobs Landing, Sammamish	2017	20	4	16	10	3	$1,160 - $1,280
Kirkwood Terrace, Sammamish	2018	12	—	12	—	—	$1,700 - $1,890
English Landing P2, Redmond	2017	25	20	5	5	13	$1,164 - $1,344
English Landing P1, Redmond	2018	50	—	50	27	—	$1,170 - $1,425
Cedar Landing, North Bend	2019	138	—	138	—	—	$685 - $860
Monarch Ridge, Sammamish	2019	59	—	59	—	—	$970 - $1,145
Overlook at Summit Park, Maple Valley	2019	126	—	126	—	—	$615 - $770
Ray Meadows, Redmond	2018	27	—	27	—	—	$1,165 - $1,390
Wynstone, Federal Way	TBD	4	—	4	—	—	TBD
Canton Crossing, Maple Valley	2017	51	39	12	10	23	$580 - $665
Aurea, Sammamish	2019	41	—	41	—	—	$690 - $880
Aldea (Avalon Townhomes), Newcastle	2019	129	—	129	—	—	$715 - $925
Lario, Bellevue	2019	46	—	46	—	—	$810 - $1,140
Soundview Manor, Federal Way	2018	21	—	21	—	—	$566 - $660
Eagles Glen, Sammamish	2019	10	—	10	—	—	$1,100 - $1,225
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	41	31	16	18	$453 - $523
Harbor Hill S-2, Gig Harbor	2017	41	23	18	7	16	$425 - $480
Kitsap County:
Mountain Aire, Poulsbo	2016	145	109	36	33	32	$422 - $499
Winslow Grove, Bainbridge Island	2018	19	—	19	—	—	$1,097 - $1,242
Blue Heron, Poulsbo	2020	85	—	85	—	—	$474 - $649
Closed Communities	N/A	—	—	—	—	27	N/A
Washington Total		1,407	334	1,073	138	168
Quadrant Total		1,407	334	1,073	138	168

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	24	25	5	3	$375 - $471
Rise Meridiana	2016	47	24	23	3	7	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	43	21	22	4	6	$369 - $453
Cross Creek Ranch 65', Fulshear	2013	74	60	14	6	9	$436 - $509
Cross Creek Ranch 70', Fulshear	2013	111	82	29	7	10	$490 - $553
Cross Creek Ranch 80', Fulshear	2013	63	43	20	6	3	$571 - $676
Cross Creek Ranch 90', Fulshear	2013	34	28	6	—	2	$653 - $733
Fulshear Run 1/2 Acre, Richmond	2016	54	20	34	11	2	$567 - $679
Harvest Green 75', Richmond	2015	38	22	16	7	2	$467 - $543
Sienna Plantation 85', Missouri City	2015	39	21	18	4	5	$546 - $645
Villas at Aliana, Richmond	2013	117	115	2	1	9	$487
Harris County:
The Groves, Humble	2015	103	59	44	8	4	$323 - $524
Lakes of Creekside	2015	21	10	11	2	1	$512 - $585
Bridgeland '80, Cypress	2015	135	110	25	12	9	$548 - $636
Bridgeland Patio, Cypress 60'	2017	32	25	7	3	10	$415 - $422
Bridgeland 70'	2018	19	—	19	4	—	$461 - $542
Villas at Bridgeland 50'	2018	13	—	13	2	—	$350 - $383
Elyson 70', Cypress	2016	20	11	9	—	3	$484
Hidden Arbor, Cypress	2015	129	113	16	6	25	$419 - $543
Clear Lake, Houston	2015	778	355	423	74	47	$335 - $663
Montgomery County:
Woodtrace, Woodtrace	2014	39	35	4	1	5	$498 - $550
Northgrove, Tomball	2015	25	7	18	—	2	TBD
Bender's Landing Estates, Spring	2014	104	76	28	7	16	$470 - $579
The Woodlands, Creekside Park	2015	109	55	54	13	16	$413 - $639
Royal Brook, Porter	2019	6	—	6	—	—	TBD
Waller County:
Cane Island, Katy	2015	23	22	1	—	2	$525 - $634
LakeHouse	2019	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	20	9	4	4	522
Rancho Sienna 60'	2016	32	11	21	4	7	$350 - $422
Rancho Sienna 80'	2018	5	—	5	3	—	TBD
Highlands at Mayfield Ranch 50'	2018	35	5	30	1	—	$280 - $330
Highlands at Mayfield Ranch 60'	2018	19	—	19	2	—	$340 - $406
Rancho Sienna 50'	2019	7	—	7	—	—	TBD
Palmera Ridge	2019	11	—	11	—	—	TBD
Hays County:
Belterra 60', Austin	2017	36	16	20	2	7	$375 - $466
Belterra 80', Austin	2016	37	25	12	3	7	$535 - $603
Headwaters, Dripping Springs	2017	30	14	16	10	7	$399 - $450
Travis County:
Lakes Edge 70'	2018	45	3	42	27	3	$650 - $835
Lakes Edge 80'	2018	14	—	14	8	—	$650 - $835
Closed Communities	N/A	—	—	—	—	6
Texas Total		2,875	1,432	1,443	250	239
Trendmaker Homes Total		2,875	1,432	1,443	250	239

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	115	36	26	20	$636 - $713
Aubergine, Rancho Mission Viejo	2016	66	65	1	1	7	$983 - $1,129
Viridian	2018	72	—	72	12	—	$893 - $965
Carlisle 10-Pack Garden Court, Irvine	2017	74	64	10	8	41	$712 - $842
Sterling Row Townhomes, Irvine	2017	96	59	37	34	37	$622 - $824
Varenna at Orchard Hills, Irvine	2016	60	54	6	15	15	$1,217 - $1,275
Alston, Anaheim	2017	75	33	42	18	14	$816 - $853
StrataPointe, Buena Park	2017	149	80	69	42	26	$558 - $720
Cadence (Lyric)	2019	70	—	70	—	—	$790 - $917
San Diego County:
Prism at Weston	2018	142	5	137	21	5	$590 - $629
Talus at Weston	2018	63	—	63	28	—	$680 - $720
Riverside County:
Terrassa Court, Corona	2015	94	87	7	3	20	$509 - $566
Terrassa Villas, Corona	2015	52	24	28	22	10	$486 - $547
Los Angeles County:
VuePointe, El Monte	2017	102	49	53	38	35	$509 - $629
Bradford @ Rosedale, Azusa	2017	52	30	22	18	15	$836 - $896
Lucera at Aliento	2017	67	41	26	10	18	$625 - $645
Tierno at Aliento	2017	63	45	18	3	18	$669 - $697
Tierno II at Aliento	2018	—	—	—	6	—	$669 - $697
Paloma at West Creek	2018	155	—	155	39	—	$448 - $503
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	—	10	$514 - $544
St. James III at Park Place, Ontario	2018	82	—	82	20	—	$514 - $544
Closed Communities	N/A	—	—	—	—	22
Southern California Total		1,810	870	940	364	313
Northern California
Contra Costa County:
Marquette at Barrington, Brentwood	2015	90	86	4	—	11	$695 - $730
Wynstone at Barrington, Brentwood	2017	92	52	40	14	16	$518 - $634
Santa Clara County:
Madison Gate	2018	65	3	62	14	3	$690 - $975
Solano County:
Redstone, Vacaville	2015	141	125	16	10	19	$485 - $548
Green Valley-Bloom, Fairfield	2018	91	5	86	24	5	$530 - $575
Green Valley-Harvest, Fairfield	2018	56	3	53	19	3	$575 - $630
Villages of Fairfield	2018	133	—	133	—	—	$455 - $480
San Joaquin County:
Sundance, Mountain House	2015	113	107	6	—	2	$595 - $675
Sundance II, Mountain House	2017	138	32	106	22	29	$600 - $710
Alameda County:
Linear, Alameda Landing	2015	106	105	1	1	20	$779 - $955
Commercial, Alameda Landing	2018	2	—	2	—	—	$620
Blackstone at the Cannery, Hayward SFA	2016	105	94	11	8	20	$666 - $769
Slate at Jordan Ranch, Dublin	2017	56	36	20	13	20	$1,070 - $1,189
Onyx at Jordan Ranch, Dublin	2017	105	28	77	18	19	$875 - $925
Quartz at Jordan Ranch, Dublin	2018	45	—	45	25	—	$855 - $1,000
Mission Stevenson, Fremont	2018	77	—	77	36	—	$675 - $965

Palm Avenue, Fremont	2018	31	—	31	—	—	$2,080 - $2,235
Pleasant Hill	2019	44	—	44	—	—	$875 - $945
Parkside, Oakland	2019	128	—	128	—	—	$720 - $805
Sacramento County:
Natomas	2019	94	—	94	—	—	$356 - $396
San Francisco County:
Cambridge Street SFA	2020	54	—	54	—	—	$985 - $1,200
Closed Communities	N/A	—	—	—	—	17
Northern California Total		1,766	676	1,090	204	184
California Total		3,576	1,546	2,030	568	497
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	15	142	33	15	$382 - $432
Terrain Ravenwood Village (4000)	2018	100	14	86	17	14	$412 - $475
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	72	4	1	19	$534 - $671
Candelas 3500 Series, Arvada	2016	97	53	44	32	17	$416 - $466
Candelas 5000 Series, Arvada	2017	62	23	39	21	14	$532 - $581
Candelas 4000 Series, Arvada	2018	29	—	29	—	—	$458 - $515
Crown Pointe, Westminster	2018	64	—	64	—	—	$430 - $490
Arapahoe County:
Whispering Pines, Aurora	2015	115	44	71	23	17	$605 - $670
Adams County:
Amber Creek, Thornton	2017	121	46	75	33	17	$406 - $486
Closed Communities	N/A	—	—	—	—	6
Colorado Total		821	267	554	160	119
TRI Pointe Total		4,397	1,813	2,584	728	616

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2018	Lots Owned as of June 30, 2018(3)	Backlog as of June 30, 2018(4)(5)	Homes Delivered for the Six Months Ended June 30, 2018	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	84	24	60	16	16	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	25	3	22	12	3	$575 - $625
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	105	117	19	19	$495 - $597
Landsdale Townhomes	2015	100	61	39	15	14	$330 - $383
Landsdale TND Neo SFD	2015	77	33	44	7	6	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	166	193	28	22	$510 - $745
Cabin Branch Avenue Townhomes	2017	121	38	83	4	14	$420 - $485
Cabin Branch Townhomes	2014	507	251	256	10	30	$393 - $438
Preserve at Stoney Spring	N/A	5	—	5	—	—	N/A
Poplar Run SFD, Silver Spring	2010	305	294	11	10	13	$635 - $770
Glenmont MetroCenter, Silver Spring	2016	171	57	114	11	21	$435 - $513
Chapman Row, Rockville	2019	61	—	61	—	—	TBD
Randolph Farms, Rockville	2019	104	—	104	—	—	TBD
Closed Communities	N/A	—	—	—	—	8
Maryland Total		2,244	1,036	1,208	132	166
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	11	3	3	2	$1,363 - $1,675
Stuart Mill, Oakton	N/A	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	—	24	1	—	$996 - $1,102
West Oaks Corner, Fairfax	2019	188	—	188	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	140	28	15	31	$373 - $460
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	30	7	23	13	7	$708 - $724
Birchwood AA	2018	16	—	16	9	—	$574 - $629
Vistas at Lansdowne, Lansdowne	2015	120	81	39	20	10	$531 - $571
Willowsford Grant II, Aldie	2017	44	13	31	11	3	$950 - $1,226
Willowsford Greens, Aldie	N/A	5	—	5	—	—	N/A
Closed Communities	N/A	—	—	—	—	—
Virginia Total		614	252	362	72	53
Winchester Total		2,858	1,288	1,570	204	219

Combined Company Total		31,239	7,678	23,561	2,271	2,139
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of June 30, 2018 include owned lots in backlog as of June 30, 2018.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2018, 1,762 homes are under construction, 239 homes have completed construction, and 270 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2018. We did not enter into during the six months ended June 30, 2018, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2018.

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
On February 16, 2018, our board of directors discontinued and cancelled the 2017 Repurchase Program and approved the 2018 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the six months ended June 30, 2018, we did not repurchase any shares under either the 2017 Repurchase Program or the 2018 Repurchase Program.

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

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: July 27, 2018		Chief Financial Officer