Form 10-Q
period 2018-09-30
TRI Pointe Group, Inc.
filed 2018-10-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
142,202,313 shares of common stock were issued and outstanding as of October 15, 2018.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

TRI POINTE GROUP, INC.
FORM 10-Q
INDEX
September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$83,086	$282,914
Receivables	85,026	125,600
Real estate inventories	3,377,735	3,105,553
Investments in unconsolidated entities	4,275	5,870
Goodwill and other intangible assets, net	160,560	160,961
Deferred tax assets, net	59,113	76,413
Other assets	107,309	48,070
Total assets	$3,877,104	$3,805,381
Liabilities
Accounts payable	$83,711	$72,870
Accrued expenses and other liabilities	313,194	330,882
Unsecured revolving credit facility	100,000	—
Senior notes, net	1,419,198	1,471,302
Total liabilities	1,916,103	1,875,054

Commitments and contingencies (Note 13)

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 142,202,313 and 151,162,999 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,422	1,512
Additional paid-in capital	661,570	793,980
Retained earnings	1,297,405	1,134,230
Total stockholders’ equity	1,960,397	1,929,722
Noncontrolling interests	604	605
Total equity	1,961,001	1,930,327
Total liabilities and equity	$3,877,104	$3,805,381

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding:
Home sales revenue	$771,768	$648,638	$2,123,135	$1,609,458
Land and lot sales revenue	2,225	68,218	3,966	69,661
Other operations revenue	598	584	1,795	1,752
Total revenues	774,591	717,440	2,128,896	1,680,871
Cost of home sales	607,053	521,918	1,661,651	1,294,563
Cost of land and lot sales	2,234	12,001	4,163	13,299
Other operations expense	590	575	1,781	1,726
Sales and marketing	44,854	33,179	128,881	92,209
General and administrative	38,109	32,956	111,406	101,293
Homebuilding income from operations	81,751	116,811	221,014	177,781
Equity in income (loss) of unconsolidated entities	15	—	(384)	1,646
Other (expense) income, net	(477)	26	(379)	147
Homebuilding income before income taxes	81,289	116,837	220,251	179,574
Financial Services:
Revenues	480	295	1,154	881
Expenses	125	82	391	233
Equity in income of unconsolidated entities	1,986	1,351	4,972	2,911
Financial services income before income taxes	2,341	1,564	5,735	3,559
Income before income taxes	83,630	118,401	225,986	183,133
Provision for income taxes	(19,661)	(46,112)	(55,457)	(69,824)
Net income	63,969	72,289	170,529	113,309
Net income attributable to noncontrolling interests	—	(25)	—	(138)
Net income available to common stockholders	$63,969	$72,264	$170,529	$113,171
Earnings per share
Basic	$0.43	$0.48	$1.13	$0.73
Diluted	$0.43	$0.48	$1.13	$0.73
Weighted average shares outstanding
Basic	147,725,074	151,214,744	150,377,472	155,238,206
Diluted	148,318,032	152,129,825	151,482,456	155,936,076

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	158,626,229	$1,586	$880,822	$947,039	$1,829,447	$19,063	$1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	1,512	793,980	1,134,230	1,929,722	605	1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	170,529	170,529	—	170,529
Shares issued under share-based awards	891,323	9	1,934	—	1,943	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	10,955	—	10,955	—	10,955
Share repurchases	(9,852,009)	(99)	(139,250)	—	(139,349)	—	(139,349)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at September 30, 2018	142,202,313	$1,422	$661,570	$1,297,405	$1,960,397	$604	$1,961,001
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$170,529	$113,309
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,581	2,567
Equity in income of unconsolidated entities, net	(4,588)	(4,557)
Deferred income taxes, net	19,729	14,559
Amortization of stock-based compensation	10,955	11,631
Charges for impairments and lot option abandonments	1,500	1,203
Changes in assets and liabilities:
Real estate inventories	(315,825)	(401,322)
Receivables	40,612	(3,263)
Other assets	(14,486)	3,894
Accounts payable	10,841	(6,214)
Accrued expenses and other liabilities	(17,716)	52,640
Returns on investments in unconsolidated entities, net	6,778	4,897
Net cash used in operating activities	(72,090)	(210,656)
Cash flows from investing activities:
Purchases of property and equipment	(24,547)	(2,212)
Proceeds from sale of property and equipment	8	6
Investments in unconsolidated entities	(1,812)	(934)
Net cash used in investing activities	(26,351)	(3,140)
Cash flows from financing activities:
Borrowings from debt	100,000	500,000
Repayment of debt	(57,931)	(213,726)
Debt issuance costs	—	(5,932)
Distributions to noncontrolling interests	(1)	(987)
Proceeds from issuance of common stock under share-based awards	1,943	3,293
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	(2,896)
Share repurchases	(139,349)	(112,217)
Net cash (used in) provided by financing activities	(101,387)	167,535
Net decrease in cash and cash equivalents	(199,828)	(46,261)
Cash and cash equivalents - beginning of period	282,914	208,657
Cash and cash equivalents - end of period	$83,086	$162,396

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of September 30, 2018 and December 31, 2017 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
When we enter into a contract with a homebuyer, we sometimes receive a nonrefundable deposit that is recognized as revenue under circumstances in which a contract is canceled by the homebuyer. These amounts are recognized as home sales revenue at the time a contract is canceled by the homebuyer. We have not experienced significant contract modifications impacting the timing of revenue recognition under ASC 606, nor will we be required to use estimates in the application of the core revenue recognition principles.
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
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Codified as “ASC 842”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with durations of greater than 12 months, but record expenses on the statements of operations in a manner similar to current accounting. The guidance also requires more disclosures about leases in the notes to consolidated financial statements. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and, at that time, we will adopt the new standard using a modified retrospective approach. We are continuing to evaluate the impact that the adoption of ASC 842 may have on our consolidated financial statements and disclosures. While the adoption of ASC 842 could have a material impact on our consolidated balance sheet, we do not expect that there will be a material impact to our consolidated statements of operations or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 will have a material impact on our financial statements.
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
In accordance with ASC 606 disclosure requirements, the impact of adopting ASC 606 on our consolidated statements of operations and balance sheets for the three and nine months ended September 30, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Operations
Revenues
Home sales	$771,768	$771,784	$(16)	$2,123,135	$2,123,387	$(252)

Costs and expenses
Cost of home sales	607,053	617,483	(10,430)	1,661,651	1,689,324	(27,673)
Sales and marketing	44,854	38,506	6,348	128,881	109,346	19,535
Provision for income taxes	(19,661)	(18,683)	978	(55,457)	(53,518)	1,939
Net income	63,969	60,881	3,088	170,529	164,582	5,947
Diluted earnings per share	$0.43	$0.41	$0.02	$1.13	$1.09	$0.04

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Real estate inventories	$3,377,735	$3,424,468	$(46,733)
Deferred tax assets, net	59,113	54,750	4,363
Other assets	107,309	63,874	43,435

Liabilities
Accrued expenses and other liabilities	313,194	313,442	(248)

Equity
Retained earnings	1,297,405	1,296,092	1,313

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
In addition to our core homebuilding operations, we undertake service operations with customers in the form of our financial services reportable segment (“TRI Pointe Solutions”), which is comprised of our mortgage financing operations, title services operations and property and casualty insurance agency operations.  Our mortgage financing operation (“TRI Pointe Connect”) can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate.  TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  Our title services operation (“TRI Pointe Assurance”) provides title examinations for our homebuyers in Texas, Maryland and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Our property and casualty insurance agency operations (“TRI Pointe Advantage”) is a wholly owned subsidiary of TRI Pointe that provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate.
We do not currently have any long-term contracts with customers. ASC 606 provides certain practical expedients that limit some of the accounting treatments and disclosure requirements existing under this accounting standard. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Disaggregation of Revenues
We generate revenues from a mix of homebuilding operations and financial services operations. Due to the nature of our revenue generating activities, the disaggregated revenue reported on our consolidated statement of operations, in conjunction with the revenues reported in our segment disclosure, is deemed sufficient to report revenue from contracts with customers in accordance with the disaggregation disclosure requirements of ASC 606. We report total revenues in Note 2, Segment Information, which is fully comprised of our revenues from contracts with customers. While the total homebuilding revenues by segment include a mix of home sales revenue, land and lot sales revenue and other operations revenue, all material revenue amounts outside of home sales revenue are attributed to their respective homebuilding segments in the discussion below. Our consideration of disaggregated revenue consisted of a variety of facts and circumstances pertaining to our contracts with customers. These considerations included the nature, amounts, timing and other characteristics and economic factors present within each revenue line item appearing on our consolidated statement of operations. See below for further commentary regarding each of our revenue streams from contracts with customers.
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
Title services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Texas, Maryland and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. At the time of the consummation of the home sales transactions, we recognize a percentage of revenue captured by First American Title Insurance Company. We do not have a history of uncollectable amounts from these operations. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
Property and casualty insurance agency operations
TRI Pointe Advantage is a wholly owned subsidiary of TRI Pointe and provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate. These operations began in February, 2018 and have not generated a material amount of revenue.  We expect revenue from these operations to increase as customers use these services to procure homeowners insurance, with further revenue potential as customers renew their insurance coverages beyond the initial coverage periods.  The total consideration for these services, including renewal options, is estimated upon the issuance of the initial insurance policy, subject to constraint. TRI Pointe Advantage revenue is included in the Financial Services section of our consolidated statements of operations.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Maracay	$66,730	$78,167	$182,134	$204,981
Pardee Homes	224,452	231,376	648,208	495,452
Quadrant Homes	66,174	54,781	193,481	135,599
Trendmaker Homes	78,606	53,787	197,730	171,615
TRI Pointe Homes	264,499	239,110	710,561	524,159
Winchester Homes	74,130	60,219	196,782	149,065
Total homebuilding revenues	774,591	717,440	2,128,896	1,680,871
Financial services	480	295	1,154	881
Total	$775,071	$717,735	$2,130,050	$1,681,752

Income (loss) before income taxes
Maracay	$6,260	$6,431	$15,665	$14,429
Pardee Homes	36,087	82,407	122,195	128,570
Quadrant Homes	9,269	6,251	25,206	13,104
Trendmaker Homes	7,379	3,233	13,977	9,657
TRI Pointe Homes	30,945	24,382	69,651	39,779
Winchester Homes	4,122	4,284	9,908	6,903
Corporate	(12,773)	(10,151)	(36,351)	(32,868)
Total homebuilding income before income taxes	81,289	116,837	220,251	179,574
Financial services	2,341	1,564	5,735	3,559
Total	$83,630	$118,401	$225,986	$183,133

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2018	December 31, 2017
Real estate inventories
Maracay	$308,887	$243,883
Pardee Homes	1,361,960	1,245,659
Quadrant Homes	312,645	257,887
Trendmaker Homes	223,576	204,926
TRI Pointe Homes	872,137	855,727
Winchester Homes	298,530	297,471
Total	$3,377,735	$3,105,553

Total assets
Maracay	$330,998	$268,866
Pardee Homes	1,450,432	1,346,296
Quadrant Homes	336,665	312,803
Trendmaker Homes	250,728	224,995
TRI Pointe Homes	1,069,085	1,062,920
Winchester Homes	324,668	313,921
Corporate	97,651	262,740
Total homebuilding assets	3,860,227	3,792,541
Financial services	16,877	12,840
Total	$3,877,104	$3,805,381

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$63,969	$72,264	$170,529	$113,171
Denominator:
Basic weighted-average shares outstanding	147,725,074	151,214,744	150,377,472	155,238,206
Effect of dilutive shares:
Stock options and unvested restricted stock units	592,958	915,081	1,104,984	697,870
Diluted weighted-average shares outstanding	148,318,032	152,129,825	151,482,456	155,936,076
Earnings per share
Basic	$0.43	$0.48	$1.13	$0.73
Diluted	$0.43	$0.48	$1.13	$0.73
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,008,612	3,406,498	1,280,500	3,710,674

4.	Receivables
Receivables consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Escrow proceeds and other accounts receivable, net	$49,738	$89,783
Warranty insurance receivable (Note 13)	35,288	35,817
Total receivables	$85,026	$125,600

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $540,000 and $330,000 as of September 30, 2018 and December 31, 2017, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Real estate inventories owned:
Homes completed or under construction	$1,190,986	$793,685
Land under development	1,663,818	1,934,556
Land held for future development	201,108	138,651
Model homes	258,401	211,658
Total real estate inventories owned	3,314,313	3,078,550
Real estate inventories not owned:
Land purchase and land option deposits	63,422	27,003
Total real estate inventories not owned	63,422	27,003
Total real estate inventories	$3,377,735	$3,105,553

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest incurred	$23,942	$22,865	$67,089	$61,669
Interest capitalized	(23,942)	(22,865)	(67,089)	(61,669)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$185,589	$173,261	$176,348	$157,329
Interest capitalized as a cost of inventory	23,942	22,865	67,089	61,669
Interest previously capitalized as a cost of inventory, included in cost of sales	(20,293)	(15,899)	(54,199)	(38,771)
Capitalized interest in ending inventory	$189,238	$180,227	$189,238	$180,227

Interest is capitalized to real estate inventory during development and other qualifying activities. During all periods presented, we capitalized all interest incurred to real estate inventory in accordance with ASC Topic 835, Interest, as our qualified assets exceeded our debt. Interest that is capitalized to real estate inventory is included in cost of home sales or cost of land and lot sales as related units or lots are delivered.  Interest that is expensed as incurred is included in other (expense) income, net.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real estate inventory impairments	$—	$—	$—	$267
Land and lot option abandonments and pre-acquisition charges	643	374	1,500	936
Total	$643	$374	$1,500	$1,203

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
As of September 30, 2018, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 4% to 65%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Limited liability company interests	$1,563	$2,687
General partnership interests	2,712	3,183
Total	$4,275	$5,870
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
Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2018	December 31, 2017
Assets
Cash	$11,627	$11,678
Receivables	3,990	6,564
Real estate inventories	98,961	99,997
Other assets	825	936
Total assets	$115,403	$119,175
Liabilities and equity
Accounts payable and other liabilities	$9,116	$12,208
Company’s equity	4,275	5,870
Outside interests' equity	102,012	101,097
Total liabilities and equity	$115,403	$119,175

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$6,185	$5,404	$19,900	$15,722
Other operating expense	(2,951)	(3,532)	(13,510)	(9,714)
Other income	1	36	85	60
Net income	$3,235	$1,908	$6,475	$6,068
Company’s equity in income of unconsolidated entities	$2,001	$1,351	$4,588	$4,557

7.	Variable Interest Entities
In the ordinary course of business, we enter into land and lot option agreements in order to procure land and residential lots for future development and the construction of homes. The use of such land and lot option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these land and lot option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. These deposits are recorded as land purchase and land option deposits under real estate inventories not owned on the accompanying consolidated balance sheets.
We analyze each of our land and lot option agreements and other similar contracts under the provisions of ASC 810, Consolidation to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2018			December 31, 2017
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	35,348	229,219	N/A	3,418	112,590	N/A
Other land option agreements	28,074	503,583	N/A	23,585	269,349	N/A
Total	$63,422	$732,802	$—	$27,003	$381,939	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $8.9 million and $4.5 million as of September 30, 2018 and December 31, 2017, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of September 30, 2018 and December 31, 2017, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of September 30, 2018, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company (“WRECO”) in 2014, which has an indefinite useful life.

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,723)	21,256	27,979	(6,322)	21,657
Total	$167,283	$(6,723)	$160,560	$167,283	$(6,322)	$160,961

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 7.4 and 8.2 years as of September 30, 2018 and December 31, 2017, respectively. The net carrying amount related to this intangible asset was $4.0 million and $4.4 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended September 30, 2018 and 2017, respectively, and $401,000 for each of the nine-month periods ended September 30, 2018 and 2017, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay for the remainder of 2018, the next four years and thereafter is (in thousands):

Remainder of 2018	$133
2019	534
2020	534
2021	534
2022	534
Thereafter	1,687
Total	$3,956

9.	Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$27,043	$13,040
Refundable fees and other deposits	16,747	16,012
Development rights, held for future use or sale	1,741	2,569
Deferred loan costs - unsecured revolving credit facility	2,675	3,427
Operating properties and equipment, net	56,259	10,528
Other	2,844	2,494
Total	$107,309	$48,070

    Operating properties and equipment, net was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 606. As a result of our cumulative adjustment, the December 31, 2017 balance increased by $39.5 million on January 1, 2018. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll and related costs	$28,856	$36,863
Warranty reserves (Note 13)	73,995	69,373
Estimated cost for completion of real estate inventories	102,225	105,864
Customer deposits	26,811	19,568
Income tax liability to Weyerhaeuser	8,321	7,706
Accrued income taxes payable	—	30,672
Liability for uncertain tax positions (Note 15)	1,458	1,458
Accrued interest	23,146	11,014
Accrued insurance expense	5,444	1,187
Other tax liability	24,647	33,671
Other	18,291	13,506
Total	$313,194	$330,882

11.	Senior Notes and Unsecured Revolving Credit Facility
Senior Notes
The Company's outstanding senior notes (together, the "Senior Notes") consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
4.375% Senior Notes due June 15, 2019	$392,069	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(22,871)	(28,698)
Total	$1,419,198	$1,471,302

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
TRI Pointe Group and its 100% owned subsidiary TRI Pointe Homes, Inc. ("TRI Pointe Homes") are co-issuers of the 4.375% Senior Notes due 2019 (the "2019 Notes") and the 5.875% Senior Notes due 2024 (the "2024 Notes"). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three and nine months ended September 30, 2018, respectively, we repurchased and cancelled an aggregate principal amount of $36.2 million and $57.9 million of the 2019 Notes.
As of September 30, 2018, there was $15.8 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $21.9 million and $10.6 million as of September 30, 2018 and December 31, 2017, respectively.

Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of September 30, 2018, we had $100 million outstanding under the Credit Facility and $486.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of September 30, 2018, there was $2.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest, including loan commitment fees, related to the Credit Facility was $575,000 and $426,000 as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018 and December 31, 2017, we had outstanding letters of credit of $13.2 million and $7.7 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended September 30, 2018 and 2017, the Company incurred interest of $23.9 million and $22.9 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.0 million for each of the three-month periods ended September 30, 2018 and 2017, respectively. During the nine-month periods ended September 30, 2018 and 2017, the Company incurred interest of $67.1 million and $61.7 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $6.1 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively. Accrued interest related to all outstanding debt at September 30, 2018 and December 31, 2017 was $23.1 million and $11.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at September 30, 2018 and December 31, 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2018		December 31, 2017
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,435,036	$1,406,819	$1,491,229	$1,552,335
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $15.8 million and $19.9 million as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the Senior Notes at September 30, 2018 and December 31, 2017 is based on quoted market prices.

At September 30, 2018 and December 31, 2017, the carrying value of cash and cash equivalents, receivables and the Credit Facility approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$854	$12,950
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of September 30, 2018 or December 31, 2017, respectively.
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
We intend to vigorously defend the action, and intend to continue challenging Scripps' claims. On May 18, 2018, Pardee Homes filed a motion for summary judgment in the action, which had a rescheduled hearing date of September 28, 2018. At the hearing, the court denied the motion for summary judgment. On October 22, 2018, Pardee Homes filed with an appellate court a writ of mandate appealing the trial court's denial of the motion for summary judgment. Although we cannot predict or determine the timing or final outcome of the lawsuit or the effect that any adverse findings or determinations may have on us, we believe Scripps has no actionable claims against Pardee Homes and that this dispute will not have a material impact on our business, liquidity, financial condition and results of operations. An unfavorable determination could result in the payment by us of monetary damages, which could be significant. The complaint does not indicate the amount of relief sought, and an estimate of possible loss or range of loss cannot presently be made with respect to this matter. No reserve with respect to this matter has been recorded on our consolidated financial statements.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $35.3 million and $35.8 million as of September 30, 2018 and December 31, 2017, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty reserves, beginning of period	$72,342	$80,128	$69,373	$83,135
Warranty reserves accrued	6,257	4,448	17,669	10,122
Adjustments to pre-existing reserves	—	400	—	1,021
Warranty expenditures	(4,604)	(4,054)	(13,047)	(13,356)
Warranty reserves, end of period	$73,995	$80,922	$73,995	$80,922

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $683.5 million and $627.1 million, respectively. As of September 30, 2018 and December 31, 2017, our estimated cost to complete obligations related to these surety bonds was $398.8 million and $537.4 million, respectively.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2018, there were 6,453,896 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total stock-based compensation	$3,765	$3,887	$10,955	$11,631

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of September 30, 2018, total unrecognized stock-based compensation related to all stock-based awards was $20.7 million and the weighted average term over which the expense was expected to be recognized was 1.8 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	1,154,658	$14.16	4.9	$4,350
Granted	—	—	—	—
Exercised	(171,747)	$12.05	—	—
Forfeited	(29,006)	$12.73	—	—
Options outstanding at September 30, 2018	953,905	$14.58	4.4	$510
Options exercisable at September 30, 2018	953,905	$14.58	4.4	$510

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2017	4,307,592	$9.80	$77,192
Granted	1,131,231	$15.77	—
Vested	(1,102,727)	$12.47	—
Forfeited	(993,133)	$9.40	—
Nonvested RSUs at September 30, 2018	3,342,963	$11.05	$41,453

On April 30, 2018, the Company granted an aggregate of 40,910 RSUs to the non-employee members of its board of directors. On July 23, 2018, the Company granted 6,677 RSUs to a non-employee member of its board of directors in connection with such individual's appointment to the board of directors. These RSUs vest in their entirety on the day immediately prior to the Company's 2019 Annual Meeting of Stockholders. The fair value of each RSU granted on April 30, 2018 and July 23, 2018 was measured using a price of $17.11 and $16.37 per share, respectively, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
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

On February 15, 2018, the Compensation Committee of our Board of Directors certified the performance achieved with respect to performance-based RSUs granted to the Company’s Chief Executive Officer, President, and Chief Financial Officer in 2015 that resulted in the issuance of 197,898 shares of our common stock under the 2013 Incentive Plan. The vesting of these performance-based RSUs are included in the table above. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2018 included performance-based RSUs and time-based RSUs that were forfeited for no consideration.
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

On May 30, 2017, the Company granted an aggregate of 55,865 RSUs to the non-employee members of its board of directors. These RSUs vested in their entirety on the day immediately prior to the Company's 2018 Annual Meeting of Stockholders. The fair value of each RSU granted on May 30, 2017 was measured using a price of $12.53 per share, which was the closing stock price on the date of grant. Each award was expensed on a straight-line basis over the vesting period.
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
We had net deferred tax assets of $59.1 million and $76.4 million as of September 30, 2018 and December 31, 2017, respectively.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of both September 30, 2018 and December 31, 2017.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company's future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets.
TRI Pointe has certain liabilities with Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of September 30, 2018 and December 31, 2017, we had an income tax liability to Weyerhaeuser of $8.3 million and $7.7 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $19.7 million and $46.1 million for the three months ended September 30, 2018 and 2017, respectively. Our provision for income taxes totaled $55.5 million and $69.8 million for the nine months ended September 30, 2018 and 2017, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.5 million of uncertain tax positions recorded as of both September 30, 2018 and December 31, 2017.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act, for which the accounting under ASC 740 is incomplete. As of September 30, 2018, we have completed our accounting for the tax effects of the Tax Cuts and Jobs Act, however, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for the deferred tax assets related to performance-based executive compensation. In addition, we also remeasured the applicable deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the quarter ended December 31, 2017, the Company recorded an income tax charge of $22.0 million related to the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act. The Company recorded a discrete tax benefit of $714,000 for the three months ended September 30, 2018 related to re-measurement of our deferred tax assets related to Tax Cuts and Jobs Act due to favorable provision to return adjustments upon filing of the federal consolidated tax return.

16.	Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2018 and 2017.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $48,862 and $61,669	$—	$—
Income taxes	$81,417	$44,784
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,738	$1,525
Increase in other assets related to adoption of ASC 606	$39,534	$—
Amortization of deferred loan costs capitalized to real estate inventory	$4,841	$4,105
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$—	$(14,660)
Decrease in noncontrolling interests	$—	$14,660

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at September 30, 2018 and December 31, 2017, condensed consolidating statements of operations for the three and nine months ended September 30, 2018 and 2017 and condensed consolidating statement of cash flows for the nine months ended September 30, 2018 and 2017.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$20,230	$62,856	$—	$83,086
Receivables	33,924	51,102	—	85,026
Intercompany receivables	906,894	—	(906,894)	—
Real estate inventories	872,137	2,505,598	—	3,377,735
Investments in unconsolidated entities	—	4,275	—	4,275
Goodwill and other intangible assets, net	156,604	3,956	—	160,560
Investments in subsidiaries	1,577,561	—	(1,577,561)	—
Deferred tax assets, net	13,320	45,793	—	59,113
Other assets	8,833	98,476	—	107,309
Total assets	$3,589,503	$2,772,056	$(2,484,455)	$3,877,104

Liabilities
Accounts payable	$13,533	$70,178	$—	$83,711
Intercompany payables	—	906,894	(906,894)	—
Accrued expenses and other liabilities	96,375	216,819	—	313,194
Unsecured revolving credit facility	100,000	—	—	100,000
Senior notes	1,419,198	—	—	1,419,198
Total liabilities	1,629,106	1,193,891	(906,894)	1,916,103

Equity
Total stockholders’ equity	1,960,397	1,577,561	(1,577,561)	1,960,397
Noncontrolling interests	—	604	—	604
Total equity	1,960,397	1,578,165	(1,577,561)	1,961,001
Total liabilities and equity	$3,589,503	$2,772,056	$(2,484,455)	$3,877,104

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$176,684	$106,230	$—	$282,914
Receivables	56,021	69,579	—	125,600
Intercompany receivables	794,550	—	(794,550)	—
Real estate inventories	855,727	2,249,826	—	3,105,553
Investments in unconsolidated entities	—	5,870	—	5,870
Goodwill and other intangible assets, net	156,604	4,357	—	160,961
Investments in subsidiaries	1,448,690	—	(1,448,690)	—
Deferred tax assets, net	10,892	65,521	—	76,413
Other assets	3,465	44,605	—	48,070
Total assets	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Liabilities
Accounts payable	$9,364	$63,506	$—	$72,870
Intercompany payables	—	794,550	(794,550)	—
Accrued expenses and other liabilities	92,245	238,637	—	330,882
Senior notes	1,471,302	—	—	1,471,302
Total liabilities	1,572,911	1,096,693	(794,550)	1,875,054

Equity
Total stockholders’ equity	1,929,722	1,448,690	(1,448,690)	1,929,722
Noncontrolling interests	—	605	—	605
Total equity	1,929,722	1,449,295	(1,448,690)	1,930,327
Total liabilities and equity	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$264,499	$507,269	$—	$771,768
Land and lot sales revenue	—	2,225	—	2,225
Other operations revenue	—	598	—	598
Total revenues	264,499	510,092	—	774,591
Cost of home sales	214,759	392,294	—	607,053
Cost of land and lot sales	—	2,234	—	2,234
Other operations expense	—	590	—	590
Sales and marketing	11,434	33,420	—	44,854
General and administrative	19,427	18,682	—	38,109
Homebuilding income from operations	18,879	62,872	—	81,751
Equity in income of unconsolidated entities	—	15	—	15
Other (expense) income, net	(572)	95	—	(477)
Homebuilding income before income taxes	18,307	62,982	—	81,289
Financial Services:
Revenues	—	480	—	480
Expenses	—	125	—	125
Equity in income of unconsolidated entities	—	1,986	—	1,986
Financial services income before income taxes	—	2,341	—	2,341
Income before income taxes	18,307	65,323	—	83,630
Equity of net income of subsidiaries	45,662	—	(45,662)	—
Provision for income taxes	—	(19,661)	—	(19,661)
Net income	63,969	45,662	(45,662)	63,969
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$63,969	$45,662	$(45,662)	$63,969

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$239,110	$409,528	$—	$648,638
Land and lot sales revenue	—	68,218	—	68,218
Other operations revenue	—	584	—	584
Total revenues	239,110	478,330	—	717,440
Cost of home sales	200,384	321,534	—	521,918
Cost of land and lot sales	—	12,001	—	12,001
Other operations expense	—	575	—	575
Sales and marketing	8,816	24,363	—	33,179
General and administrative	15,560	17,396	—	32,956
Homebuilding income from operations	14,350	102,461	—	116,811
Equity in income of unconsolidated entities	—	—	—	—
Other income, net	15	11	—	26
Homebuilding income before income taxes	14,365	102,472	—	116,837
Financial Services:
Revenues	—	295	—	295
Expenses	—	82	—	82
Equity in income of unconsolidated entities	—	1,351	—	1,351
Financial services income before income taxes	—	1,564	—	1,564
Income before income taxes	14,365	104,036	—	118,401
Equity of net income of subsidiaries	59,725	—	(59,725)	—
Provision for income taxes	(1,826)	(44,286)	—	(46,112)
Net income	72,264	59,750	(59,725)	72,289
Net income attributable to noncontrolling interests	—	(25)	—	(25)
Net income available to common stockholders	$72,264	$59,725	$(59,725)	$72,264

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$710,561	$1,412,574	$—	$2,123,135
Land and lot sales revenue	—	3,966	—	3,966
Other operations revenue	—	1,795	—	1,795
Total revenues	710,561	1,418,335	—	2,128,896
Cost of home sales	586,852	1,074,799	—	1,661,651
Cost of land and lot sales	—	4,163	—	4,163
Other operations expense	—	1,781	—	1,781
Sales and marketing	33,943	94,938	—	128,881
General and administrative	55,527	55,879	—	111,406
Homebuilding income from operations	34,239	186,775	—	221,014
Equity in loss of unconsolidated entities	—	(384)	—	(384)
Other (loss) income, net	(537)	158	—	(379)
Homebuilding income before income taxes	33,702	186,549	—	220,251
Financial Services:
Revenues	—	1,154	—	1,154
Expenses	—	391	—	391
Equity in income of unconsolidated entities	—	4,972	—	4,972
Financial services income before income taxes	—	5,735	—	5,735
Income before income taxes	33,702	192,284	—	225,986
Equity of net income of subsidiaries	136,827	—	(136,827)	—
Provision for income taxes	—	(55,457)	—	(55,457)
Net income	170,529	136,827	(136,827)	170,529
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$170,529	$136,827	$(136,827)	$170,529

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$524,159	$1,085,299	$—	$1,609,458
Land and lot sales revenue	—	69,661	—	69,661
Other operations revenue	—	1,752	—	1,752
Total revenues	524,159	1,156,712	—	1,680,871
Cost of home sales	445,501	849,062	—	1,294,563
Cost of land and lot sales	—	13,299	—	13,299
Other operations expense	—	1,726	—	1,726
Sales and marketing	22,265	69,944	—	92,209
General and administrative	49,113	52,180	—	101,293
Homebuilding income from operations	7,280	170,501	—	177,781
Equity in income of unconsolidated entities	—	1,646	—	1,646
Other income, net	33	114	—	147
Homebuilding income before income taxes	7,313	172,261	—	179,574
Financial Services:
Revenues	—	881	—	881
Expenses	—	233	—	233
Equity in income of unconsolidated entities	—	2,911	—	2,911
Financial services income before income taxes	—	3,559	—	3,559
Income before income taxes	7,313	175,820	—	183,133
Equity of net income of subsidiaries	103,177	—	(103,177)	—
Benefit (provision) for income taxes	2,681	(72,505)	—	(69,824)
Net income	113,171	103,315	(103,177)	113,309
Net income attributable to noncontrolling interests	—	(138)	—	(138)
Net income available to common stockholders	$113,171	$103,177	$(103,177)	$113,171

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,315	$(132,405)	$—	$(72,090)
Cash flows from investing activities:
Purchases of property and equipment	(6,603)	(17,944)	—	(24,547)
Proceeds from sale of property and equipment	—	8	—	8
Investments in unconsolidated entities	—	(1,812)	—	(1,812)
Intercompany	(108,780)	—	108,780	—
Net cash (used in) provided by investing activities	(115,383)	(19,748)	108,780	(26,351)
Cash flows from financing activities:
Borrowings from debt	100,000	—	—	100,000
Repayment of debt	(57,931)	—	—	(57,931)
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	1,943	—	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Share repurchases	(139,349)	—	—	(139,349)
Intercompany	—	108,780	(108,780)	—
Net cash (used in) provided by financing activities	(101,386)	108,779	(108,780)	(101,387)
Net (decrease) increase in cash and cash equivalents	(156,454)	(43,374)	—	(199,828)
Cash and cash equivalents - beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents - end of period	$20,230	$62,856	$—	$83,086

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash used in operating activities	$(60,816)	$(149,840)	$—	$(210,656)
Cash flows from investing activities:
Purchases of property and equipment	(1,473)	(739)	—	(2,212)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(934)	—	(934)
Intercompany	(161,755)	—	161,755	—
Net cash used in investing activities	(163,228)	(1,667)	161,755	(3,140)
Cash flows from financing activities:
Borrowings from notes payable	500,000	—	—	500,000
Repayment of notes payable	(213,726)	—	—	(213,726)
Debt issuance costs	(5,932)	—	—	(5,932)
Distributions to noncontrolling interests	—	(987)	—	(987)
Proceeds from issuance of common stock under share-based awards	3,293	—	—	3,293
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,896)	—	—	(2,896)
Share repurchases	(112,217)	—	—	(112,217)
Intercompany	—	161,755	(161,755)	—
Net cash provided by financing activities	168,522	160,768	(161,755)	167,535
Net (decrease) increase in cash and cash equivalents	(55,522)	9,261	—	(46,261)
Cash and cash equivalents - beginning of period	141,568	67,089	—	208,657
Cash and cash equivalents - end of period	$86,046	$76,350	$—	$162,396

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview and Outlook
For the three months ended September 30, 2018, deliveries increased 8% from the prior-year period and average sales price increased 10%, fueling a 19% increase in home sales revenue. The increase in new home deliveries was accompanied by a 180 basis point increase in homebuilding gross margins. New home orders were down 18% compared to the prior-year period, and backlog units at quarter end were down 7% compared to the end of the prior-year period. An increase in the average sales price of backlog to $681,000 was able to offset some of the backlog unit decline, resulting in a 3% decrease in backlog dollar value.
Based on our new home order trends for the third quarter 2018, we are seeing a softening of consumer motivation and demand in many of the markets in which we operate. Even though the overall housing market fundamentals remain strong, we believe home buyer demand has slowed in response to higher borrowing costs and the significant home price appreciation our industry has experienced over the last few years. We believe that this is a normal consumer reaction, and we are continuing to closely monitor this dynamic in all of our markets and focusing on pricing our products to market demand profiles.
We remain optimistic about the outlook for our industry and our Company. With respect to the industry, we continue to be optimistic due to the strength of the economy, overall job growth and healthy consumer confidence, which, along with pent-up demand from young adults, we believe will lead to growing household formations. In addition, the overall supply of new and existing homes on the market remains at low levels, and finished lot availability in the markets in which we build remains constrained.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding:
Home sales revenue	$771,768	$648,638	$2,123,135	$1,609,458
Land and lot sales revenue	2,225	68,218	3,966	69,661
Other operations revenue	598	584	1,795	1,752
Total revenues	774,591	717,440	2,128,896	1,680,871
Cost of home sales	607,053	521,918	1,661,651	1,294,563
Cost of land and lot sales	2,234	12,001	4,163	13,299
Other operations expense	590	575	1,781	1,726
Sales and marketing	44,854	33,179	128,881	92,209
General and administrative	38,109	32,956	111,406	101,293
Homebuilding income from operations	81,751	116,811	221,014	177,781
Equity in income (loss) of unconsolidated entities	15	—	(384)	1,646
Other (expense) income, net	(477)	26	(379)	147
Homebuilding income before income taxes	81,289	116,837	220,251	179,574
Financial Services:
Revenues	480	295	1,154	881
Expenses	125	82	391	233
Equity in income of unconsolidated entities	1,986	1,351	4,972	2,911
Financial services income before income taxes	2,341	1,564	5,735	3,559
Income before income taxes	83,630	118,401	225,986	183,133
Provision for income taxes	(19,661)	(46,112)	(55,457)	(69,824)
Net income	63,969	72,289	170,529	113,309
Net income attributable to noncontrolling interests	—	(25)	—	(138)
Net income available to common stockholders	$63,969	$72,264	$170,529	$113,171
Earnings per share
Basic	$0.43	$0.48	$1.13	$0.73
Diluted	$0.43	$0.48	$1.13	$0.73
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	97	11.0	2.9	158	13.5	3.9	(39)%	(19)%	(25)%
Pardee Homes	357	36.8	3.2	421	30.8	4.6	(15)%	19%	(29)%
Quadrant Homes	64	7.0	3.0	84	8.3	3.4	(24)%	(16)%	(10)%
Trendmaker Homes	139	27.5	1.7	113	29.3	1.3	23%	(6)%	31%
TRI Pointe Homes	266	30.3	2.9	378	34.7	3.6	(30)%	(13)%	(19)%
Winchester Homes	112	14.7	2.5	114	13.2	2.9	(2)%	11%	(12)%
Total	1,035	127.3	2.7	1,268	129.8	3.3	(18)%	(2)%	(17)%

Net new home orders for the three months ended September 30, 2018 decreased by 233 orders, or 18%, to 1,035, compared to 1,268 during the prior-year period.  The decrease in net new home orders was largely due to a 17% decrease in monthly absorption rate. The overall decrease in our monthly absorption rate represents a return to seasonal monthly absorption rates that we generally expect for the third quarter, after a third quarter of 2017 that carried forward continued strong demand from the spring selling season. In addition, as mentioned above, we have experienced reduced overall demand due to rising mortgage interest rates and affordability concerns in certain markets, most notably in Northern California communities at our TRI Pointe Homes brand and in the Seattle area communities at our Quadrant Homes brand.
Maracay reported a 39% decrease in net new home orders driven by a 25% decrease in monthly absorption rate and a 19% decrease in average selling communities. The monthly absorption rate of 2.9 for the quarter is consistent with seasonal expectations, as discussed above. The decrease in average selling communities was due to the timing of community openings and closings. Pardee Homes reported a 15% decrease in net new home orders driven by a 29% decrease in monthly absorption rate, offset by a 19% increase in average selling communities. The monthly absorption rate remained strong at 3.2, but decreased from 4.6 in the prior year for the reasons discussed above. The increase in average selling communities was a result of increased community count in the Los Angeles, Inland Empire and Las Vegas markets, offset by a decrease in San Diego. Net new home orders decreased 24% at Quadrant Homes due primarily to a 16% decrease in average selling communities and a 10% decrease in monthly absorption rate compared to the prior-year period. The decrease in average selling communities was due to the timing of the opening and closing of communities. The monthly absorption rate of 3.0 for the quarter was consistent with seasonal expectations but represented a decrease compared to strong absorptions in the prior-year period, as discussed above. In addition, we experienced some softening market conditions due to increased interest rates and affordability concerns at our higher price point communities. As a result, the Company increased price incentives and increased marketing efforts during the third quarter to help offset the demand headwinds. Trendmaker Homes’ net new home orders increased 23% due to a 31% increase in monthly absorption rate offset by a 6% decrease in average selling communities. The increase in monthly absorption rate was due to continued improved market conditions in Houston during the quarter. In addition, net new home orders for the prior-year period were negatively impacted by Hurricane Harvey. TRI Pointe Homes’ net new home orders decreased 30% due to a 19% decrease in our monthly absorption rate and a 13% decrease in average selling communities. The decrease in our monthly absorption rate was due both to the difficult comparison to the strong demand in the prior-year period discussed above and lower overall demand due to rising interest rates and affordability concerns in certain higher priced Northern California communities. Similar to Quadrant Homes above, TRI Pointe Homes increased incentives and marketing efforts to help offset these demand headwinds. Winchester Homes reported a 2% decrease in net new home orders as a result of a 12% decrease in our monthly absorption rate, offset by an 11% increase in average selling communities. The decrease in monthly absorption rate was due to changes in product mix, with fewer high absorbing attached communities compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2018			As of September 30, 2017			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	216	$122,617	$568	305	$154,324	$506	(29)%	(21)%	12%
Pardee Homes	698	451,398	647	646	436,376	676	8%	3%	(4)%
Quadrant Homes	129	127,136	986	206	160,202	778	(37)%	(21)%	27%
Trendmaker Homes	239	143,000	598	213	107,968	507	12%	32%	18%
TRI Pointe Homes	627	460,700	735	659	481,537	731	(5)%	(4)%	1%
Winchester Homes	192	126,374	658	236	141,858	601	(19)%	(11)%	9%
Total	2,101	$1,431,225	$681	2,265	$1,482,265	$654	(7)%	(3)%	4%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) increased to 19% compared to 15% during the prior-year period. The dollar value of backlog was $1.4 billion as of September 30, 2018, a decrease of $51.0 million, or 3%, compared to $1.5 billion as of September 30, 2017.  This decrease was due to a decrease in backlog units of 164, or 7%, to 2,101 as of September 30, 2018, compared to 2,265 as of September 30, 2017, offset by a 4% increase in the average sales price of homes in backlog to $681,000 as of September 30, 2018, compared to $654,000 as of September 30, 2017.

Maracay's backlog dollar value decreased 21% compared to the prior year due to a 29% decrease in backlog units, offset by a 12% increase in average sales price. The decrease in backlog units was due to the 39% decrease in net new home orders during the three months ended September 30, 2018 as a result of a decrease in average selling communities and our monthly absorption rate. Pardee Homes’ backlog dollar value increased 3% due to an increase in backlog units of 8% offset by a decrease in average sales price of 4%. The increase in backlog units was due to the carryover of backlog units from the second quarter of 2018 and the timing of construction and deliveries. Quadrant Homes’ backlog dollar value decreased 21% as a result of a 37% decrease in backlog units offset by a 27% increase in average sales price. The decrease in backlog units was a result of the 24% decrease in new home orders for the three months ended September 30, 2018 as well as starting the quarter with fewer units in backlog compared to the same period last year. The increase in average sales price was related to a higher mix of homes in backlog from the core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes’ backlog dollar value increased 32% primarily due to an 18% increase in average sales price and a 12% increase in backlog units. The increase in backlog units related to the 23% increase in net new home orders for the quarter and timing of deliveries. TRI Pointe Homes’ backlog dollar value decreased 4% due to a 5% decrease in backlog units offset by a 1% increase in average selling price. Winchester Homes’ backlog dollar value decreased 11% driven by the 19% decrease in backlog units offset by a 9% increase in average sales price. The decrease in backlog units is a result of the 2% decrease in net new home orders for the three months ended September 30, 2018 as well as starting the quarter with fewer units in backlog compared to the same period last year. The increase in average sales price compared to the prior year was due to mix of more detached product which generally has a higher average sales price.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	137	$66,730	$487	164	$78,166	$477	(16)%	(15)%	2%
Pardee Homes	354	224,452	634	328	164,548	502	8%	36%	26%
Quadrant Homes	73	65,576	898	79	54,197	686	(8)%	21%	31%
Trendmaker Homes	150	77,348	516	104	52,453	504	44%	47%	2%
TRI Pointe Homes	367	264,500	721	332	239,110	720	11%	11%	—%
Winchester Homes	124	73,162	590	104	60,164	579	19%	22%	2%
Total	1,205	$771,768	$640	1,111	$648,638	$584	8%	19%	10%

Home sales revenue increased $123.1 million, or 19%, to $771.8 million for the three months ended September 30, 2018. The increase was comprised of (i) $68.2 million related to a $56,000, or 10%, increase in average sales price of homes delivered to $640,000 for the three months ended September 30, 2018, from $584,000 in the prior-year period, and (ii) $54.9 million related to an increase in new homes delivered to 1,205 for the three months ended September 30, 2018 from 1,111 in the prior-year period.
Maracay had a 15% decrease in home sales revenue due to a 16% decrease in new homes delivered. The decrease in new home deliveries was due to the decrease in new home orders and the timing of deliveries, impacted in part by a decrease in community count. Pardee Homes’ home sales revenue increased 36% due to a 26% increase in average sales price. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. Quadrant Homes increased home sales revenue by 21% due to a 31% increase in average sales price, offset by an 8% decrease in new homes delivered. The decrease in new homes delivered was due to starting the current-year period with a lower number of backlog units compared to the prior-year period. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points and reflects price increases implemented in the early part of 2018. Trendmaker Homes’ home sales revenue increased 47% due to a 44% increase in new homes delivered. The increase in new homes delivered was largely due to the timing of deliveries, which was driven by a 23% increase in backlog units to start the quarter compared to the prior-year period. TRI Pointe Homes had an 11% increase in home sales revenue due to an 11% increase in new homes delivered. The increase in new homes delivered was driven by 19% higher backlog units at the start of the quarter compared to the prior-year period. Home sales revenue increased at Winchester Homes by 22% due to a 19% increase in new homes delivered due to the timing of deliveries.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2018	%	2017	%
Home sales revenue	$771,768	100.0%	$648,638	100.0%
Cost of home sales	607,053	78.7%	521,918	80.5%
Homebuilding gross margin	164,715	21.3%	126,720	19.5%
Add: interest in cost of home sales	20,128	2.6%	15,623	2.4%
Add: impairments and lot option abandonments	568	0.1%	374	0.1%
Adjusted homebuilding gross margin(1)	$185,411	24.0%	$142,717	22.0%
Homebuilding gross margin percentage	21.3%		19.5%
Adjusted homebuilding gross margin percentage(1)	24.0%		22.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.3% for the three months ended September 30, 2018 as compared to 19.5% for the prior-year period.  The increase in gross margin percentage was primarily due to the mix of deliveries, with a greater proportion of deliveries from our long-dated California communities, which produce gross margins above the Company average, having a greater impact on our overall gross margin percentage compared to the prior-year period. In addition, gross margin percentage increased due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.0% for the three months ended September 30, 2018, compared to 22.0% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$44,854	$33,179	5.8%	5.1%
General and administrative (G&A)	38,109	32,956	4.9%	5.1%
Total sales and marketing and G&A	$82,963	$66,135	10.7%	10.2%

Total sales and marketing and G&A (“SG&A”) as a percentage of home sales revenue increased to 10.7% for the three months ended September 30, 2018, compared to 10.2% in the prior-year period. Total SG&A expense increased $16.8 million, to $83.0 million for the three months ended September 30, 2018 from $66.1 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.8% for the three months ended September 30, 2018, compared to 5.1% for the prior-year period. The increase was due primarily to advertising costs impacted by the timing of future community openings and the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Sales and marketing expense increased to $44.9 million for the three months ended September 30, 2018 compared to $33.2 million in the prior-year period due in part to the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018.

General and administrative (“G&A”) expenses as a percentage of home sales revenue decreased to 4.9% of home sales revenue for the three months ended September 30, 2018 compared to 5.1% for the prior-year period as a result of higher operating leverage due to the 19% increase in home sales revenue.  G&A expenses increased to $38.1 million for the three months ended September 30, 2018 compared to $33.0 million for the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $23.9 million and $22.9 million for the three months ended September 30, 2018 and 2017, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended September 30, 2018, we recorded a tax provision of $19.7 million based on an effective tax rate of 23.5%.  For the three months ended September 30, 2017, we recorded a tax provision of $46.1 million based on an effective tax rate of 38.9%. The decrease in the current year income tax rate is due to enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The decrease in provision for income taxes is due to a $34.8 million decrease in income before income taxes to $83.6 million for the three months ended September 30, 2018, compared to $118.4 million for the prior-year period. During the quarter ended September 30, 2017, our Pardee Homes reporting segment sold a land parcel, consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California. The land sold in this sale represented $66.8 million of land and lot sales revenue contributing a significant profit to the consolidated statements of operations for the three months ended September 30, 2017, with no comparable sale in the current year period.
Financial Services Segment
Income from our financial services operations increased to $2.3 million for the three months ended September 30, 2018 compared to $1.6 million for the prior-year period.  The increase in financial services income for the three months ended September 30, 2018 compared to the prior-year period relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year-over-year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners' insurance services. We expect the launch of these insurance agency operations will provide further growth to this segment of our business.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	382	12.6	3.4	504	15.3	3.7	(24)%	(18)%	(8)%
Pardee Homes	1,294	34.3	4.2	1,282	29.3	4.9	1%	17%	(14)%
Quadrant Homes	226	6.8	3.7	311	7.6	4.5	(27)%	(11)%	(18)%
Trendmaker Homes	455	28.7	1.8	393	30.9	1.4	16%	(7)%	29%
TRI Pointe Homes	1,133	32.5	3.9	1,144	31.9	4.0	(1)%	2%	(3)%
Winchester Homes	384	14.1	3.0	378	12.4	3.4	2%	14%	(12)%
Total	3,874	129.0	3.3	4,012	127.4	3.5	(3)%	1%	(6)%

Net new home orders for the nine months ended September 30, 2018 decreased by 138 orders, or 3%, to 3,874, compared to 4,012 during the prior-year period.  The decrease in net new home orders was due to a 6% decrease in our average monthly absorption rate.

Maracay reported a 24% decrease in net new home orders driven by an 18% decrease in average selling communities and an 8% decrease in our monthly absorption rate. The decrease in average selling communities was due to the timing of the opening and closing of communities. For the period, Maracay experienced seasonally strong market conditions in Arizona, as demonstrated by a monthly absorption rate of 3.4 homes per community. Pardee Homes increased net new home orders by 1% due to a 17% increase in average community count offset by a 14% decrease in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and Las Vegas markets. Overall demand for the period was strong at Pardee Homes with a monthly absorption rate of 4.2 homes per community. Net new home orders decreased 27% at Quadrant Homes due primarily to an 18% decrease in monthly absorption rate and an 11% decrease in average selling communities. The decrease in the monthly absorption rate at Quadrant Homes was due to a higher priced but slower absorbing product mix compared to the prior year, as evidenced by the 27% increase in the average sales price in backlog as of September 30, 2018 compared to September 30, 2017. In addition, we experienced softening market conditions due to increased interest rates and affordability concerns at our higher price point communities. Trendmaker Homes’ net new home orders increased 16% due to a 29% increase in our monthly absorption rate offset by a 7% decrease in average selling communities. The increase in the monthly absorption rate was due to improved market conditions in Houston during the nine months ended September 30, 2018 compared to the prior-year period. TRI Pointe Homes’ net new home orders decreased 1% due to a 3% decrease in monthly absorption rate offset by a 2% increase in average selling communities. Winchester Homes increased net new home orders 2% as a result of a 14% increase in average selling communities offset by a 12% decrease in our monthly absorption rate. The decrease in our monthly absorption rate was due to changes in product mix, with fewer attached communities with high absorption rates compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	383	$182,134	$476	447	$204,981	$459	(14)%	(11)%	4%
Pardee Homes	1,005	648,208	645	896	428,624	478	12%	51%	35%
Quadrant Homes	241	191,686	795	206	133,747	649	17%	43%	22%
Trendmaker Homes	389	194,731	501	343	169,189	493	13%	15%	2%
TRI Pointe Homes	983	710,561	723	783	524,159	669	26%	36%	8%
Winchester Homes	343	195,815	571	265	148,758	561	29%	32%	2%
Total	3,344	$2,123,135	$635	2,940	$1,609,458	$547	14%	32%	16%

Home sales revenue increased $513.7 million, or 32%, to $2.1 billion for the nine months ended September 30, 2018. The increase was comprised of (i) $221.2 million related to an increase in new homes delivered to 3,344 for the nine months ended September 30, 2018 from 2,940 in the prior-year period, and (ii) $292.5 million related to an $88,000, or 16%, increase in average sales price of homes delivered to $635,000 for the nine months ended September 30, 2018, from $547,000 in the prior-year period.
Maracay had an 11% decrease in home sales revenue due to a 14% decrease in new homes delivered, offset by a 4% increase in average sales price. The decrease in new home deliveries was due to the decrease in new home orders and the timing of deliveries. Pardee Homes’ home sales revenue increased 51% due to a 35% increase in average sales price and a 12% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. Quadrant Homes increased home sales revenue by 43% due to a 17% increase in new homes delivered and a 22% increase in average sales price. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which have higher price points. Trendmaker Homes’ home sales revenue increased 15% due to a 13% increase in new homes delivered and a 2% increase in average sales price compared to the prior year. TRI Pointe Homes had a 36% increase in home sales revenue due to a 26% increase in new homes delivered and an 8% increase in average sales price. The increase in new homes delivered was driven by a greater number of backlog units to start the year compared to the prior-year period, and the increase in average sales price was related to product mix in the quarter. Home sales revenue increased at Winchester Homes by 32% largely due to an increase in homes delivered as a result of a greater number of backlog units to start the year compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2018	%	2017	%
Home sales revenue	$2,123,135	100.0%	$1,609,458	100.0%
Cost of home sales	1,661,651	78.3%	1,294,563	80.4%
Homebuilding gross margin	461,484	21.7%	314,895	19.6%
Add: interest in cost of home sales	53,926	2.5%	38,448	2.4%
Add: impairments and lot option abandonments	1,425	0.1%	1,169	0.1%
Adjusted homebuilding gross margin(1)	$516,835	24.3%	$354,512	22.0%
Homebuilding gross margin percentage	21.7%		19.6%
Adjusted homebuilding gross margin percentage(1)	24.3%		22.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.7% for the nine months ended September 30, 2018 as compared to 19.6% for the prior-year period.  The increase in gross margin percentage was primarily due to the mix of deliveries, with a greater proportion of deliveries from our long-dated California communities, which produce gross margins above the Company average, having a greater impact on our overall gross margin percentage compared to the prior-year period. In addition, gross margin percentage increased due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.3% for the nine months ended September 30, 2018, compared to 22.0% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$128,881	$92,209	6.1%	5.7%
General and administrative (G&A)	111,406	101,293	5.2%	6.3%
Total sales and marketing and G&A	$240,287	$193,502	11.3%	12.0%

Total SG&A as a percentage of home sales revenue decreased to 11.3% for the nine months ended September 30, 2018, compared to 12.0% for the prior-year period. Total SG&A expense increased $46.8 million, to $240.3 million for the nine months ended September 30, 2018 from $193.5 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.1% for the nine months ended September 30, 2018, compared to 5.7% for the prior-year period. The increase was due primarily to advertising costs impacted by the timing of future community openings. This was mostly offset by the higher operating leverage on the fixed components of sales and marketing expenses as a result of the 32% increase in homes sales revenue. Sales and marketing expense increased to $128.9 million for the nine months ended September 30, 2018 compared to $92.2 million in the prior-year period due to higher advertising costs and the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

G&A expenses as a percentage of home sales revenue decreased to 5.2% of home sales revenue for the nine months ended September 30, 2018 compared to 6.3% for the prior-year period as a result of higher operating leverage due to the 32% increase in home sales revenue.  G&A expenses increased to $111.4 million for the nine months ended September 30, 2018 compared to $101.3 million in the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $67.1 million and $61.7 million for the nine months ended September 30, 2018 and 2017, respectively.  All interest incurred in both periods was capitalized.  The increase in interest incurred during the nine months ended September 30, 2018 as compared to the prior-year period was primarily attributable to the issuance in June of 2017 of our $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”).
Income Tax
For the nine months ended September 30, 2018, we recorded a tax provision of $55.5 million based on an effective tax rate of 24.5%.  For the nine months ended September 30, 2017, we recorded a tax provision of $69.8 million based on an effective tax rate of 38.1%. The decrease in the current year income tax rate is due to enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The decrease in provision for income taxes is due to a $42.9 million increase in income before income taxes to $226.0 million for the nine months ended September 30, 2018, compared to $183.1 million for the prior-year period, offset by the benefit of a lower effective tax rate as discussed above.
Financial Services Segment
Income from our financial services operations increased to $5.7 million for the nine months ended September 30, 2018 compared to $3.6 million for the prior-year period.  The increase in financial services income for the nine months ended September 30, 2018 compared to the prior-year period relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year-over-year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners' insurance services. We expect the launch of these insurance agency operations will provide further growth to this segment of our business.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
Maracay	2,501	1,855	646	35%
Pardee Homes	14,427	15,348	(921)	(6)%
Quadrant Homes	1,002	1,169	(167)	(14)%
Trendmaker Homes	1,393	1,542	(149)	(10)%
TRI Pointe Homes	3,107	3,117	(10)	—%
Winchester Homes	1,460	1,772	(312)	(18)%
Total	23,890	24,803	(913)	(4)%
Lots Controlled(1)
Maracay	710	751	(41)	(5)%
Pardee Homes	977	307	670	218%
Quadrant Homes	853	516	337	65%
Trendmaker Homes	428	314	114	36%
TRI Pointe Homes	1,107	667	440	66%
Winchester Homes	436	534	(98)	(18)%
Total	4,511	3,089	1,422	46%
Total Lots Owned or Controlled(1)	28,401	27,892	509	2%
__________

(1)	As of September 30, 2018 and 2017, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2018 were operating expenses, land purchases, land development, home construction and repurchases of our senior notes and shares of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2018, we had total liquidity of $569.9 million, including cash and cash equivalents of $83.1 million and $486.8 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

TRI Pointe Group and TRI Pointe Homes are co-issuers of $450 million aggregate principal amount of 4.375% Senior Notes due 2019 (“2019 Notes”) and $450 million aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three and nine months ended September 30, 2018, respectively, we repurchased and cancelled an aggregate principal amount of $36.2 million and $57.9 million of the 2019 Notes.
Our senior notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2018, we were in compliance with the covenants required by our senior notes.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (“Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million.  In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. The Credit Facility contains customary affirmative and negative covenants, including financial covenants relating to consolidated tangible net worth, leverage, and liquidity or interest coverage. Interest rates on borrowings will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00% depending on the Company’s leverage ratio. As of September 30, 2018, we had $100 million outstanding under the Credit Facility and $486.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At September 30, 2018, we had outstanding letters of credit of $13.2 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2018	2018
Consolidated Tangible Net Worth	$1,799,837	$1,274,763
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	44.9%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.7	≥1.5
(Not less than 1.5:1.0)

As of September 30, 2018, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 16, 2018, our board of directors discontinued and cancelled a share repurchase program approved in 2017 (the “2017 Repurchase Program”), and approved a new share repurchase program authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019 (the “2018 Repurchase Program”). On August 21, 2018, our board of directors authorized the repurchase of up to an additional $100 million through March 31, 2019, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2018 Repurchase Program to $200 million from $100 million. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three and nine months ended September 30, 2018, we repurchased and retired an aggregate of 9.9 million shares of our common stock under the 2018 Repurchase Program for $139.3 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Unsecured revolving credit facility	$100,000	$—
Senior Notes	1,419,198	1,471,302
Total debt	1,519,198	1,471,302
Stockholders’ equity	1,960,397	1,929,722
Total capital	$3,479,595	$3,401,024
Ratio of debt-to-capital(1)	43.7%	43.3%

Total debt	$1,519,198	$1,471,302
Less: Cash and cash equivalents	(83,086)	(282,914)
Net debt	1,436,112	1,188,388
Stockholders’ equity	1,960,397	1,929,722
Net capital	$3,396,509	$3,118,110
Ratio of net debt-to-net capital(2)	42.3%	38.1%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus equity.

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

Cash Flows—Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased by $138.6 million to $72.1 million for the nine months ended September 30, 2018, from net cash used of $210.7 million for the nine months ended September 30, 2017. The change was comprised of offsetting activity, including (i) a decrease in cash outflows related to real estate inventories of $85.5 million due to timing of land acquisition and development, (ii) an increase in net income to $170.5 million in the nine months ended September 30, 2018 compared to $113.3 million in the prior-year period, (iii) an increase in cash collected from receivables of $40.6 million in the nine months ended September 30, 2018 compared to cash used of $3.3 million in the prior-year period, and (iv) other offsetting activity, including changes in other assets, accounts payable and accrued expenses.

•
Net cash used in investing activities was $26.4 million for the nine months ended September 30, 2018, compared to $3.1 million for the prior-year period.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment and cash outflows associated with investments in unconsolidated entities. The large increase in purchases of property and equipment is due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. Most model and sales office costs were previously recorded to inventory and were presented as an operating cash flow. Subsequent to the adoption of ASC 606 these purchases are recorded as fixed assets and included as investing cash flows. For further details on ASC 606, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
Net cash used in financing activities was $101.4 million for the nine months ending September 30, 2018, compared to net cash provided by financing activities of $167.5 million for the same period in the prior year. The change was primarily driven by a decrease in net borrowings which were $42.1 million in the nine months ended September 30, 2018 compared to $286.3 million in the prior year. Additionally, cash used to repurchase shares of our common stock increased to $139.3 million during the nine months ended September 30, 2018 from $112.2 million in the prior year.

Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2018, we had $63.4 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $732.8 million (net of deposits).
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
As of September 30, 2018, we had total liquidity of $569.9 million, including cash of $83.1 million and $486.8 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities Under Development

The following table presents project information relating to each of our markets as of September 30, 2018 and includes information on current projects under development where we are building and selling homes.
Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	74	24	8	25	$373 - $405
Arroyo Seco	2020	44	—	44	—	—	$387 - $458
City of Chandler:
Hawthorn Manor	2017	84	55	29	14	24	$490 - $564
Mission Estates	2019	26	—	26	—	—	$530 - $590
Windermere Ranch	2019	91	—	91	—	—	$448 - $476
City of Gilbert:
The Preserve at Adora Trails	2017	82	74	8	8	40	$420 - $463
Marathon Ranch	2018	63	—	63	24	—	$511 - $554
Lakes At Annecy	2019	216	—	216	—	—	$271 - $334
Annecy P3	2020	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	—	92	—	—	$468 - $560
Copper Bend	2019	38	—	38	—	—	$451 - $484
Hamstra Assemblage	2020	332	—	332	—	—	$470 - $750
City of Goodyear:
Villages at Rio Paseo	2018	117	7	110	10	7	$204 - $218
Cottages at Rio Paseo	2018	93	24	69	12	24	$238 - $257
City of Mesa:
Kinetic Point at Eastmark	2013	80	79	1	1	2	$297 - $376
Curie Court at Eastmark	2016	106	101	5	5	43	$297 - $376
The Vista at Granite Crossing	2018	37	14	23	18	14	$438 - $513
Electron at Eastmark	2019	53	—	53	—	—	$360 - $437
Town of Peoria:
Legacy at The Meadows	2017	74	57	17	8	31	$425 - $451
Estates at The Meadows	2017	272	72	200	48	29	$486 - $560
Enclave at The Meadows	2018	126	19	107	10	19	$375 - $470
Deseo	2019	94	—	94	—	—	$494 - $547
City of Phoenix:
Navarro Groves	2018	54	6	48	28	6	$431 - $476
Avance	2019	394	—	394	—	—	$352 - $598
Town of Queen Creek:
Spur Cross	2020	118	—	118	—	—	$454 - $544
Closed Communities	N/A	—	—	—	—	43
Phoenix, Arizona Total		3,034	582	2,452	194	307
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	75	28	8	26	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	74	9	4	25	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	79	9	8	14	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	66	3	2	6	$448 - $480
Closed Communities	N/A	—	—	—	—	5
Tucson, Arizona Total		343	294	49	22	76
Maracay Total		3,377	876	2,501	216	383

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)		Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
California
San Diego County:
Almeria	2017	80	48	32	32		33	$1,440 - $1,560
Olvera	2017	84	62	22	22		47	$1,315 - $1,470
Vista Santa Fe	2019	44	—	44	—	—	—	$1,780 - $1,895
Sendero	2019	112	—	112	—	—	—	$1,180 - $1,280
Terraza	2019	81	—	81	—	—	—	$1,300 - $1,390
Carmel	2019	105	—	105	—	—	—	$1,430 - $1,530
Vista Del Mar	2019	79	—	79	—	—	—	$1,560 - $1,710
Pacific Highlands Ranch Future	2020	115	—	115	—	—	—	TBD
Sandstone	2018	81	33	48	20		33	$640 - $710
Lake Ridge	2018	129	26	103	24		26	$710 - $860
Azul	2017	121	120	1	—		56	$360 - $475
Veraz	2018	111	—	111	2		—	$380 - $460
Moderna	2018	44	—	44	4		—	$355 - $440
Marea	2020	135	—	135	—		—	$370 - $470
Solmar	2019	182	—	182	—		—	$365 - $440
Meadowood	TBD	845	—	845	—		—	$290 - $590
South Otay Mesa	TBD	893	—	893	—		—	TBD
Los Angeles County:
Verano	2017	95	30	65	11		21	$560 - $670
Arista	2017	143	59	84	10		29	$700 - $785
Cresta	2018	67	—	67	19		5	$790 - $890
Lyra	2019	84	—	84	—		—	$648 - $715
Sola	2019	73	—	73	—		—	$540 - $570
Skyline Ranch Future	TBD	1,063	—	1,063	—		—	$550 - $810
Riverside County:
Vantage	2016	101	75	26	23		23	$390 - $410
Aura	2017	100	73	27	20		25	$370 - $385
Starling	2017	68	35	33	5		20	$420 - $430
Canyon Hills Future 70 x 115	TBD	125	—	125	—		—	TBD
Westlake	2020	163	—	163	—		—	$318 - $325
Skycrest	2015	125	124	1	1		17	$378 - $400
Flagstone	2016	79	78	1	1		14	$430 - $450
Elara	2016	248	179	69	25		60	$300 - $330
Daybreak	2017	189	61	128	11		36	$350 - $375
Cascade	2017	151	64	87	48		37	$305 - $320
Abrio	2018	138	—	138	33		—	$400 - $425
Beacon	2018	106	—	106	34		—	$465 - $510
Alisio	2019	84	—	84	—		—	TBD
Vita	2019	152	—	152	3		—	$310 - $330
Avid	2019	103	—	103	2		—	$340 - $360
Elan	2019	81	—	81	—		—	$410 - $430
Mira	2019	92	—	92	1		—	$375 - $400
Sundance Future Active Adult	TBD	276	—	276	—		—	TBD
Avena	2018	84	13	71	12		13	$450 - $475
Tamarack	2018	84	31	53	28		31	$470 - $515
Braeburn	2018	82	—	82	10		—	$420 - $460
Canvas	2018	89	—	89	9		—	$400 - $425
Kadence	2018	85	—	85	4		—	$420 - $440
Newpark	2018	93	—	93	12		—	$445 - $495
Easton	2018	92	—	92	4		—	$475 - $530

Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,344	—	4,344	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	102
California Total		13,620	1,111	12,509	430	628
Nevada
Clark County:
North Peak	2015	176	174	2	1	52	$312 - $370
Castle Rock	2015	183	171	12	9	55	$365 - $455
Escala	2016	64	61	3	—	8	$520 - $590
Strada	2017	143	34	109	24	10	$420 - $470
Linea	2018	123	3	120	58	3	$360 - $400
Inspirada Town Center	2020	160	—	160	—	—	TBD
Meridian	2016	62	59	3	3	17	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	47	4	2	13	$475 - $530
Luma	2018	63	20	43	28	20	$490 - $530
Evolve	2019	74	—	74	—	—	TBD
Horizon Terrace	2014	165	164	1	—	29	$420 - $470
Corterra	2018	112	—	112	7	—	$460 - $550
Keystone	2017	70	57	13	7	33	$460 - $550
Cobalt	2017	124	34	90	10	29	$375 - $450
Onyx	2018	71	2	69	8	2	$450 - $485
Axis	2017	78	22	56	24	12	$850 - $1,125
Midnight Ridge	2019	104	—	104	—	—	$540 - $585
Pivot	2017	88	40	48	4	30	$405 - $470
Strada at Pivot	2,017	27	24	3	2	17	$450 - $480
Nova Ridge	2017	108	21	87	33	20	$665 - $825
Tera Luna	2018	116	2	114	4	2	$545 - $660
Indogo	2018	202	—	202	26	—	$315 - $360
Larimar	2018	170	—	170	4	—	$380 - $420
Blackstone	2018	140	—	140	14	—	$400 - $500
Cactus/Jones	2019	54	—	54	—	—	$350 - $375
Sandalwood	2020	117	—	117	—	—	$685 - $815
Closed Communities	N/A	—	—	—	—	25
Nevada Total		2,853	935	1,918	268	377
Pardee Total		16,473	2,046	14,427	698	1,005

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)		Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
The Grove at Canyon Park, Bothell	2017	60	59	1	1		21	$760
Greenstone Heights, Bothell	2017	41	21	20	15		19	$970 - $1,150
Grove North, Bothell	2019	43	—	43	—		—	$765 - $900
Grove South, Bothell	2019	9	—	9	—		—	$785 - $820
King County:
Vareze, Kirkland	2019	82	—	82	—		—	$700 - $940
Hazelwood Ridge, Newcastle	2017	30	28	2	1		6	$1,059 - $1,069
Inglewood Landing, Sammamish	2018	21	—	21	8		—	$1,150 - $1,330
Jacobs Landing, Sammamish	2017	20	12	8	4		11	$1,160 - $1,280
Kirkwood Terrace, Sammamish	2018	12	—	12	6		—	$1,800 - $2,300
English Landing P2, Redmond	2017	25	24	1	—		17	$1,272
English Landing P1, Redmond	2018	50	12	38	27		12	$1,170 - $1,425
Cedar Landing, North Bend	2019	138	—	138	—		—	$685 - $860
Monarch Ridge, Sammamish	2019	59	—	59	—		—	$970 - $1,145
Overlook at Summit Park, Maple Valley	2019	126	—	126	—		—	$590 - $745
Ray Meadows, Redmond	2018	27	—	27	8		—	$1,165 - $1,390
Wynstone, Federal Way	TBD	1	—	1	—		—	TBD
Canton Crossing, Maple Valley	2017	51	47	4	3		31	$585 - $650
Aurea, Sammamish	2019	41	—	41	—		—	$710 - $895
Aldea, Newcastle	2019	129	—	129	10		—	$685 - $925
Lario, Bellevue	2019	46	—	46	—		—	$810 - $1,140
Soundview Manor, Federal Way	2018	21	—	21	2		—	$566 - $660
Eagles Glen, Sammamish	2019	10	—	10	—		—	$1,100 - $1,350
Finn Meadows, Kirkland	2019	5	—	5	—		—	$990 - $1,100
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	50	22	15		27	$453 - $523
Harbor Hill S-2, Gig Harbor	2017	41	27	14	11		20	$425 - $480
Kitsap County:					—		—
Mountain Aire, Poulsbo	2016	145	127	18	18		50	$439 - $499
Winslow Grove, Bainbridge Island	2018	19	—	19	—	0	—	$1,047 - $1,192
Blue Heron, Poulsbo	2020	85	—	85	—	0	—	$474 - $649
Closed Communities	N/A	—	—	—	—		27	N/A
Washington Total		1,409	407	1,002	129		241
Quadrant Total		1,409	407	1,002	129		241

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	30	19	2	9	$375 - $471
Rise Meridiana	2016	47	26	21	2	9	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	48	28	20	3	13	$370 - $470
Cross Creek Ranch 65', Fulshear	2013	81	60	21	7	9	$437 - $509
Cross Creek Ranch 70', Fulshear	2013	111	86	25	5	14	$490 - $561
Cross Creek Ranch 80', Fulshear	2013	71	46	25	12	6	$557 - $676
Cross Creek Ranch 90', Fulshear	2013	37	30	7	3	4	$695 - $759
Fulshear Run 1/2 Acre, Richmond	2016	54	27	27	12	9	$573 - $679
Harvest Green 75', Richmond	2015	38	31	7	3	11	$446 - $543
Sienna Plantation 85', Missouri City	2015	39	23	16	6	7	$546 - $645
Villas at Aliana, Richmond	2013	117	116	1	—	10	$465
Harris County:
The Groves, Humble	2015	108	64	44	5	9	$323 - $524
Lakes of Creekside	2015	38	12	26	3	3	$460 - $611
Bridgeland '80, Cypress	2015	141	116	25	9	15	$549 - $636
Bridgeland Patio, Cypress 60'	2017	32	29	3	2	14	$429
Bridgeland 70'	2018	30	3	27	1	3	$461 - $543
Villas at Bridgeland 50'	2018	25	—	25	3	—	$362 - $395
Elyson 70', Cypress	2016	20	12	8	4	4	$400 - $544
Hidden Arbor, Cypress	2015	129	122	7	2	34	$395 - $550
Clear Lake, Houston	2015	778	401	377	69	80	$335 - $663
Montgomery County:
Woodtrace, Woodtrace	2014	39	36	3	1	6	$512 - $532
Northgrove, Tomball	2015	25	7	18	—	2	TBD
Bender's Landing Estates, Spring	2014	104	83	21	6	23	$511 - $584
The Woodlands, Creekside Park	2015	114	62	52	12	23	$413 - $639
Royal Brook, Porter	2019	12	—	12	—	—	TBD
Waller County:
Cane Island, Katy	2015	23	22	1	1	2	$525 - $634
LakeHouse	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	24	5	1	8	$595
Rancho Sienna 60'	2016	38	14	24	4	10	$340 - $420
Rancho Sienna 80'	2018	5	—	5	3	—	$456 - $517
Highlands at Mayfield Ranch 50'	2019	36	5	31	2	—	$280 - $344
Highlands at Mayfield Ranch 60'	2019	23	—	23	3	—	$340 - $406
Rancho Sienna 50'	2019	14	—	14	—	—	$291 - $348
Palmera Ridge	2019	21	—	21	—	—	TBD
Hays County:
Belterra 60', Austin	2017	36	23	13	2	14	$375 - $466
Belterra 80', Austin	2016	37	32	5	1	14	$535 - $603
Headwaters, Dripping Springs	2017	30	18	12	9	11	$399 - $450
Travis County:
Lakes Edge 70'	2018	45	7	38	34	7	$652 - $792
Lakes Edge 80'	2018	14	—	14	7	—	$650 - $835
Closed Communities	N/A	—	—	—	—	6
Texas Total		2,988	1,595	1,393	239	389
Trendmaker Homes Total		2,988	1,595	1,393	239	389

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	128	23	19	33	$623 - $716
Viridian	2018	72	—	72	23	—	$890 - $982
Carlisle 10-Pack Garden Court, Irvine	2017	74	72	2	2	49	$670 - $849
Sterling Row Townhomes, Irvine	2017	96	78	18	18	56	$572 - $779
Varenna at Orchard Hills, Irvine	2016	77	60	17	20	21	$1,170 - $1,272
Alston, Anaheim	2017	75	43	32	26	24	$805 - $861
StrataPointe, Buena Park	2017	149	104	45	26	50	$515 - $696
Lyric	2019	70	—	70	6	—	$790 - $928
Citron at Bedford	2019	35	—	35	3	—
San Diego County:
Prism at Weston	2018	142	14	128	20	14	$590 - $624
Talus at Weston	2018	63	19	44	16	19	$675 - $717
Riverside County:
Terrassa Court, Corona	2015	94	92	2	1	25	$421 - $499
Terrassa Villas, Corona	2015	52	38	14	10	24	$472 - $549
Cypress Ridge	2019	245	—	245	—	—
Los Angeles County:
VuePointe, El Monte	2017	102	69	33	24	55	$446 - $569
Bradford @ Rosedale, Azusa	2017	52	41	11	9	26	$816 - $906
Lucera at Aliento	2017	67	50	17	10	27	$622 - $648
Tierno at Aliento	2017	63	48	15	1	21	$667 - $695
Tierno II at Aliento	2018	63	2	61	12	2	$642 - $703
Paloma at West Creek	2018	155	19	136	29	19	$444 - $496
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	—	10	$509 - $560
St. James III at Park Place, Ontario	2018	82	—	82	35	—	$509 - $560
The Preserve	2019	246	—	246	—	—
Closed Communities	N/A	—	—	—	—	30
Southern California Total		2,350	996	1,354	310	505
Northern California
Contra Costa County:
Marquette at Barrington, Brentwood	2015	90	89	1	1	14	$695 - $730
Wynstone at Barrington, Brentwood	2017	92	62	30	11	26	$536 - $667
Santa Clara County:
Madison Gate	2018	65	13	52	7	13	$847 - $1,184
Luchessa	2019	49	—	49	—	—	$755 - $799
The Grove	2019	64	—	64	—	—	$850 - $920
Solano County:
Redstone, Vacaville	2015	141	134	7	6	28	$505 - $573
Green Valley-Bloom, Fairfield	2018	91	22	69	9	22	$555 - $605
Green Valley-Harvest, Fairfield	2018	56	19	37	9	19	$575 - $640
Villages of Fairfield	2018	133	—	133	—	—	$455 - $490
San Joaquin County:
Sundance, Mountain House	2015	113	107	6	1	2	$668 - $741
Sundance II, Mountain House	2017	138	42	96	17	39	$668 - $741
Alameda County:
Commercial, Alameda Landing	2018	2	—	2	—	—	$575
Blackstone at the Cannery, Hayward SFA	2016	105	98	7	6	24	$666 - $776
Slate at Jordan Ranch, Dublin	2017	56	44	12	7	28	$1,125 - $1,225

Onyx at Jordan Ranch, Dublin	2017	105	34	71	20	25	$934 - $986
Quartz at Jordan Ranch, Dublin	2018	45	11	34	19	11	$958 - $1,098
Mission Stevenson, Fremont	2018	77	7	70	34	7	$858 - $1,177
Palm Avenue, Fremont	2018	31	—	31	1	—	$2,250 - $2,392
Pleasant Hill	2019	44	—	44	—	—	$890 - $960
Parkside, Oakland	2019	128	—	128	—	—	$720 - $805
Sacramento County:
Natomas	2019	94	—	94	—	—	$344 - $410
Twelve Bridges	2019	102	—	102	—	—	$432 - $528
San Francisco County:
Cambridge Street SFA	2020	54	—	54	—	—	$985 - $1,215
Closed Communities	N/A	—	—	—	—	38
Northern California Total		1,875	682	1,193	148	296
California Total		4,225	1,678	2,547	458	801
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	24	133	33	24	$366 - $425
Terrain Ravenwood Village (4000)	2018	100	24	76	17	24	$400 - $466
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	74	2	1	21	$516 - $671
Candelas 3500 Series, Arvada	2016	97	66	31	27	30	$398 - $454
Candelas 5000 Series, Arvada	2017	62	32	30	20	23	$499 - $584
Candelas 4000 Series, Arvada	2018	98	—	98	14	—	$458 - $520
Crown Pointe, Westminster	2019	64	—	64	—	—	$430 - $490
Arapahoe County:
Whispering Pines, Aurora	2015	115	56	59	18	29	$572 - $656
Adams County:
Amber Creek, Thornton	2017	121	54	67	39	25	$386 - $477
Closed Communities	N/A	—	—	—	—	6
Colorado Total		890	330	560	169	182
TRI Pointe Total		5,115	2,008	3,107	627	983

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2018	Lots Owned as of September 30, 2018(3)	Backlog as of September 30, 2018(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2018	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	84	33	51	13	25	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	31	11	20	6	11	$575 - $625
Watson's Glen, Millersville	2015	103	4	99	—	—	Closed
Frederick County:
Landsdale, Monrovia		—
Landsdale SFD	2015	222	112	110	19	26	$495 - $597
Landsdale Townhomes	2015	100	70	30	6	23	$330 - $383
Landsdale TND Neo SFD	2015	77	39	38	5	12	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	183	176	25	39	$510 - $745
Cabin Branch Avenue Townhomes	2017	121	43	78	8	19	$420 - $485
Cabin Branch Townhomes	2014	507	267	240	12	46	$393 - $438
Preserve at Stoney Spring	N/A	5	—	5	—	—	NA
Poplar Run SFD, Silver Spring	2010	305	298	7	6	17	$635 - $770
Glenmont MetroCenter, Silver Spring	2016	171	63	108	14	27	$435 - $513
Chapman Row, Rockville	2019	61	—	61	—	—	TBD
Randolph Farms, Rockville	2019	104	—	104	—	—	TBD
Closed Communities	N/A	—	—	—	—	8
Maryland Total		2,250	1,123	1,127	114	253
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	13	1	1	4	$1,363 - $1,675
Stuart Mill, Oakton	N/A	5	—	5	—	—	NA
Westgrove, Fairfax	2018	24	—	24	4	—	$996 - $1,102
West Oaks Corner, Fairfax	2019	188	—	188	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	153	15	15	44	$373 - $460
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	36	14	22	12	14	$708 - $724
Birchwood AA	2018	16	2	14	15	2	$574 - $629
Vistas at Lansdowne, Lansdowne	2015	120	91	29	20	20	$536 - $576
Willowsford Grant II, Aldie	2016	49	16	33	11	6	$950 - $1,226
Willowsford Greens	N/A	2	—	2	—	—	NA
Closed Communities	N/A	—	—	—	—	—
Virginia Total		622	289	333	78	90
Winchester Total		2,872	1,412	1,460	192	343

Combined Company Total		32,234	8,344	23,890	2,101	3,344
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of September 30, 2018 include owned lots in backlog as of September 30, 2018.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2018, 1,642 homes are under construction, 245 homes have completed construction, and 214 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2018. We did not enter into during the nine months ended September 30, 2018, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2018.

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
On February 16, 2018, our board of directors discontinued and cancelled the 2017 Repurchase Program and approved the 2018 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. On August 21, 2018, our board of directors authorized the repurchase of up to an additional $100 million through March 31, 2019, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2018 Repurchase Program to $200 million from $100 million. Purchases of common stock pursuant to the 2018 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2018 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2018 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three and nine months ended September 30, 2018, we repurchased and retired an aggregate of 9.9 million shares of our common stock under the 2018 Repurchase Program for $139.3 million.
During the three months ended September 30, 2018, we repurchased and retired the following shares pursuant to our 2018 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2018 to July 31, 2018	234,800	$14.66	234,800	$96,556,705
August 1, 2018 to August 31, 2018	6,420,600	$14.23	6,420,600	$105,215,650
September 1, 2018 to September 30, 2018	3,196,609	$13.94	3,196,609	$60,651,729
Total	9,852,009	$14.14	9,852,009
__________
(1)     The Company announced the authorization of the 2018 Repurchase Program on February 20, 2018 and the increase in authorization on August 21, 2018. During the three months ended September 30, 2018, we repurchased and retired an aggregate of 9.9 million shares of our common stock under the 2018 Repurchase Program for $139.3 million.

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

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Date: October 24, 2018		Chief Financial Officer