Form 10-K
period 2018-12-31
TRI Pointe Group, Inc.
filed 2019-02-26
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price of $16.36 as reported by the New York Stock Exchange, was $2,448,101,287.
141,669,513 shares of common stock were issued and outstanding as of February 8, 2019.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions from the registrant’s proxy statement relating to its 2019 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Group, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

EXPLANATORY NOTE
As used in this annual report on Form 10-K, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-K) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its subsidiaries.

PART I.

Item 1.	Business

Our Company
TRI Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry.  Since then, we have grown from a Southern California fee homebuilder into a regionally focused national homebuilder with a portfolio of the following six quality homebuilding brands operating in 15 markets across ten states:

•	Maracay in Arizona;

•	Pardee Homes in California and Nevada;

•	Quadrant Homes in Washington;

•	Trendmaker Homes in Texas;

•	TRI Pointe Homes in California, Colorado and the Carolinas; and

•	Winchester Homes in Maryland and Virginia.
Our growth strategy is to capitalize on high demand in selected "core" markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2018, our operations consisted of 146 active selling communities and 27,740 lots owned or controlled.  See “Lots Owned or Controlled” below.  Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes.  As a result, we build across a variety of base sales price points, ranging from approximately $200,000 to $2.2 million, and home sizes, ranging from approximately 1,000 to 5,500 square feet.  See “Description of Projects and Communities under Development” below.  For the years ended December 31, 2018 and 2017, we delivered 5,071 and 4,697 homes, respectively, and the average sales price of our new homes delivered was approximately $640,000 and $582,000, respectively.
In October 2018, we announced the expansion of our TRI Pointe Homes brand into the southeast region with the launch of a new division in the Carolinas. In December 2018, we announced the acquisition of Dunhill Homes, LLC, which extended our homebuilding presence in Texas to the Dallas–Fort Worth region. Dunhill Homes began operating under our Trendmaker Homes name on January 1, 2019.
Our founders firmly established our core values of quality, integrity and excellence.  These are the driving forces behind our innovative designs and strong commitment to our homebuyers.
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership
Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer, have worked together for over 29 years and have a successful track record of managing and growing a public homebuilding company.  Spanning over a century, their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets.  In addition, the management teams at each of our homebuilding subsidiaries have substantial industry knowledge and local market expertise. We believe that our management teams’ prior experience, extensive relationships and strong local reputations provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market.  We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, Colorado, the Carolinas, Texas, Nevada, the Washington, D.C. metro area, and Washington State.  These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing.  We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets.  Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries.  We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.

Strong Operational Discipline and Controls
Our management teams pursue a hands-on approach.  Our strict operating discipline, including financial accountability at the project management level, is a key part of our strategy to maximize returns while minimizing risk.
Acquire Attractive Land Positions While Reducing Risk
We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders enable us to continue to acquire well-positioned land parcels in our target markets and provide us access to a greater number of acquisition opportunities.  We believe our expertise in land development and planning enables us to create desirable communities that meet or exceed our homebuyers’ expectations, while operating at competitive costs.
Increase Market Position in Growth Markets
We believe that there are opportunities to expand profitably in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results.  We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital.  While our primary growth strategy has focused on increasing our market position in our existing markets, we recently expanded our homebuilding operations to the Carolinas and the Dallas–Fort Worth region in Texas. We may continue, on an opportunistic basis, to explore expansion into other markets through organic growth or acquisition.
Provide Superior Design and Homeowner Experience and Service
We consider ourselves a “progressive” homebuilder driven by an exemplary homeowner experience, cutting-edge product development and exceptional execution.  Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to homeowners’ lifestyle needs and enhancing communication, knowledge and satisfaction.  We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants.  As a result, our selling process focuses on the home’s features, benefits, quality and design in addition to the traditional metrics of price and square footage.  In addition, we devote significant resources to the research and design of our homes to better meet the needs of our homebuyers.  Through our LivingSmart® platform, we provide homes that we believe are earth-friendly, enhance homeowners’ comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes.  Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of homebuyers referred to our communities.
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

Utilize Prudent Leverage
Our ongoing financial strategy includes redeployment of cash flows from continuing operations and debt to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  See “Our Financing Strategy” below.
Lots Owned or Controlled
As of December 31, 2018, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 27,740 lots.  We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Excluded from lots owned or controlled are investments described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2018.

	Lots Owned	Lots Controlled	Lots Owned or Controlled
Maracay	2,346	962	3,308
Pardee Homes	13,700	676	14,376
Quadrant Homes	883	861	1,744
Trendmaker Homes	1,661	831	2,492
TRI Pointe Homes	3,150	945	4,095
Winchester Homes	1,317	408	1,725
Total	23,057	4,683	27,740

Description of Projects and Communities under Development
Our lot inventory includes land that we are holding for future development.  The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development.  The following table presents project information relating to each of our markets as of December 31, 2018 and includes information on current projects under development where we are building and selling homes as of December 31, 2018.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	80	18	5	31	$373 - $405
Arroyo Seco	2019	44	—	44	—	—	$406 - $458
City of Chandler:
Hawthorn Manor	2017	84	59	25	11	28	$490 - $564
Mission Estates	2019	26	—	26	3	—	$530 - $590
Windermere Ranch	2019	91	—	91	—	—	$499 - $539
City of Gilbert:
The Preserve at Adora Trails	2017	82	82	—	—	48	Closed
Marathon Ranch	2018	63	9	54	27	9	$513 - $556
Lakes At Annecy	2019	216	—	216	—	—	$275 - $350
Annecy P3	2020	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	—	92	—	—	$495 - $570
Copper Bend	2019	38	—	38	—	—	$451 - $484
Hamstra Assemblage	2020	332	—	332	—	—	$470 - $750
City of Goodyear:
Villages at Rio Paseo	2018	117	18	99	1	18	$190 - $219
Cottages at Rio Paseo	2018	93	31	62	8	31	$230 - $250
City of Mesa:
Kinetic Point at Eastmark	2013	80	80	—	—	3	Closed
Curie Court at Eastmark	2016	106	106	—	—	48	Closed
The Vista at Granite Crossing	2018	37	25	12	11	25	$438 - $513
Electron at Eastmark	2019	53	—	53	11	—	$361 - $438
City of Peoria:
Legacy at The Meadows	2017	74	66	8	2	40	$425 - $451
Estates at The Meadows	2017	272	100	172	41	57	$497 - $571
Enclave at The Meadows	2018	126	29	97	8	29	$375 - $470
Deseo	2019	94	—	94	—	—	$494 - $547
City of Phoenix:
Navarro Groves	2018	54	24	30	17	24	$439 - $484
Loma @ Avance	2019	124	—	124	—	—	$352 - $412
Ranger @ Avance	2019	143	—	143	—	—	$398 - $466
Piedmont @ Avance	2019	101	—	101	—	—	$475 - $495
Alta @ Avance	2019	26	—	26	—	—	$595 - $625
Town of Queen Creek:
Spur Cross	2020	118	—	118	—	—	$454 - $544
Closed Communities	N/A	—	—	—	—	43
Phoenix, Arizona Total		3,034	709	2,325	145	434
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	87	16	2	38	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	82	1	1	33	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	85	3	3	20	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	68	1	—	8	$448 - $480
Closed Communities	N/A	—	—	—	—	5
Tucson, Arizona Total		343	322	21	6	104
Maracay Total		3,377	1,031	2,346	151	538

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
California
San Diego County:
Almeria	2017	80	75	5	5	60	$1,440 - $1,560
Olvera	2017	84	84	—	—	69	$1,315 - $1,470
Vista Santa Fe	2019	44	—	44	—	—	$1,780 - $1,895
Sendero	2019	112	—	112	24	—	$1,150 - $1,295
Terraza	2019	81	—	81	19	—	$1,260 - $1,370
Carmel	2019	105	—	105	18	—	$1,380 - $1,490
Vista Del Mar	2019	79	—	79	11	—	$1,530 - $1,700
Pacific Highlands Ranch Future	2020	115	—	115	—	—	$1,800 - $1,900
Sandstone	2018	81	49	32	10	49	$640 - $710
Lake Ridge	2018	129	34	95	21	34	$710 - $860
Azul	2017	121	121	—	—	57	$360 - $475
Veraz	2018	111	10	101	—	10	$380 - $460
Moderna	2018	44	10	34	—	10	$355 - $440
Marea	2020	135	—	135	—	—	$370 - $470
Solmar	2019	74	—	74	—	—	$365 - $440
Solmar Sur	TBD	108	—	108	—	—	$365 - $440
Meadowood	TBD	845	—	845	—	—	$290 - $590
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	37	58	7	28	$560 - $670
Arista	2017	143	68	75	4	38	$700 - $785
Cresta	2018	67	10	57	12	15	$790 - $890
Lyra	2019	84	—	84	10	—	$648 - $720
Sola	2019	73	—	73	16	—	$545 - $580
Skyline Ranch Future	TBD	913	—	913	—	—	$550 - $810
Riverside County:
Vantage	2016	101	99	2	—	47	$390 - $410
Aura	2017	100	97	3	2	49	$370 - $385
Starling	2017	68	40	28	5	25	$425 - $430
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$318 - $325
Elara	2016	248	202	46	13	83	$300 - $330
Daybreak	2017	189	74	115	4	49	$360 - $385
Cascade	2017	151	100	51	17	73	$315 - $330
Abrio	2018	138	32	106	4	32	$405 - $430
Beacon	2018	106	18	88	24	18	$465 - $520
Alisio	2019	84	—	84	—	—	$300 - $330
Vita	2019	111	—	111	13	—	$310 - $335
Avid	2019	72	—	72	9	—	$340 - $365
Elan	2019	101	—	101	4	—	$410 - $440
Mira	2019	90	—	90	7	—	$375 - $400
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	25	59	7	25	$450 - $475
Tamarack	2018	84	55	29	7	55	$470 - $520
Braeburn	2018	82	8	74	—	8	$420 - $450
Canvas	2018	89	8	81	1	8	$400 - $425
Kadence	2018	85	8	77	1	8	$420 - $440
Newpark	2018	93	8	85	5	8	$450 - $495
Easton	2018	92	5	87	2	5	$475 - $530

Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,344	—	4,344	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	135
California Total		13,266	1,277	11,989	282	998
Nevada
Clark County:
North Peak	2015	176	175	1	—	53	$312 - $370
Castle Rock	2015	183	179	4	—	63	$365 - $455
Escala	2016	64	63	1	—	10	$520 - $590
Strada	2017	143	59	84	—	35	$420 - $470
Linea	2018	123	48	75	23	48	$360 - $400
Inspirada Town Center	2020	160	—	160	—	—	$375 - $480
Meridian	2016	62	61	1	1	19	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	49	2	—	15	$475 - $530
Luma	2018	63	41	22	7	41	$490 - $530
Evolve	2019	74	—	74	—	—	$280 - $300
Corterra	2018	112	3	109	8	3	$460 - $550
Keystone	2017	70	63	7	1	39	$465 - $550
Cobalt	2017	124	46	78	6	41	$380 - $455
Onyx	2018	71	14	57	2	14	$450 - $485
Axis	2017	78	33	45	12	23	$860 - $1,125
Midnight Ridge	2019	104	—	104	—	—	$540 - $585
Pivot	2017	88	44	44	9	34	$405 - $470
Strada at Pivot	2017	27	25	2	1	18	$450 - $480
Nova Ridge	2017	108	39	69	18	38	$680 - $840
Tera Luna	2018	116	4	112	5	4	$545 - $660
Indogo	2018	202	22	180	10	22	$315 - $360
Larimar	2018	170	4	166	4	4	$380 - $420
Blackstone	2018	140	5	135	13	5	$405 - $500
Cirrus	2019	54	—	54	—	—	$350 - $375
Sandalwood	2020	117	—	117	—	—	$685 - $815
Closed Communities	N/A	—	—	—	—	55
Nevada Total		2,688	977	1,711	120	584
Pardee Total		15,954	2,254	13,700	402	1,582

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
Washington
Snohomish County:
Greenstone Heights, Bothell	2017	41	38	3	1	36	$885
Grove North, Bothell	2019	43	—	43	—	—	$765 - $900
Grove South, Bothell	2019	9	—	9	—	—	$785 - $820
King County:
Vareze, Kirkland	2019	82	—	82	—	—	$700 - $900
Inglewood Landing, Sammamish	2019	21	—	21	6	—	$1,115 - $1,295
Jacobs Landing, Sammamish	2017	20	19	1	1	18	$1,160 - $1,280
Kirkwood Terrace, Sammamish	2018	12	5	7	2	5	$1,800 - $2,100
English Landing P1, Redmond	2018	50	37	13	6	37	$1,195 - $1,425
Cedar Landing, North Bend	2019	138	—	138	—	—	$735 - $880
Monarch Ridge, Sammamish	2019	59	—	59	—	—	$970 - $1,135
Overlook at Summit Park, Maple Valley	2019	126	—	126	3	—	$590 - $745
Ray Meadows, Redmond	2018	27	10	17	4	10	$1,065 - $1,190
Aurea, Sammamish	2019	41	—	41	—	—	$710 - $860
Aldea, Newcastle	2019	129	—	129	11	—	$695 - $925
Lario, Bellevue	2019	46	—	46	—	—	$795 - $1,125
Soundview, Federal Way	2018	21	4	17	1	4	$531 - $660
Eagles Glen, Sammamish	2019	10	—	10	—	—	$1,100 - $2,000
Finn Meadows, Kirkland	2019	5	—	5	—	—	$900 - $1,049
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	63	9	6	40	$493
Harbor Hill S-2, Gig Harbor	2017	41	36	5	2	29	$465
Kitsap County:
Winslow Grove, Bainbridge Island	2018	19	2	17	3	2	$1,047 - $1,192
Blue Heron, Poulsbo	2021	85	—	85	—	—	$474 - $649
Closed Communities	N/A	—	—	—	—	178	N/A
Washington Total		1,097	214	883	46	359
Quadrant Homes Total		1,097	214	883	46	359

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	35	14	3	14	$375 - $471
Rise Meridiana	2016	47	30	17	—	13	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	48	31	17	1	16	$370 - $470
Cross Creek Ranch 65', Fulshear	2013	89	64	25	10	13	$442 - $521
Cross Creek Ranch 70', Fulshear	2013	111	89	22	6	17	$490 - $561
Cross Creek Ranch 80', Fulshear	2013	71	53	18	11	13	$557 - $676
Cross Creek Ranch 90', Fulshear	2013	37	32	5	1	6	$695 - $759
Fulshear Run 1/2 Acre, Richmond	2016	54	31	23	12	13	$573 - $679
Harvest Green 75', Richmond	2015	42	34	8	4	15	$446 - $543
Sienna Plantation 85', Missouri City	2015	54	30	24	1	14	$546 - $645
Grayson Woods 60'	TBD	5	1	4	—	—	TBD
Grayson Woods 70'	TBD	4	—	4	—	—	TBD
Harris County:
The Groves, Humble	2015	114	71	43	4	16	$311 - $524
Lakes of Creekside	2015	38	16	22	4	7	$460 - $611
Balmoral 50'	2019	24	—	24	—	—	TBD
Bridgeland '80, Cypress	2015	147	125	22	3	24	$549 - $636
Bridgeland 70'	2018	41	7	34	1	7	$511 - $574
Villas at Bridgeland 50'	2018	37	2	35	2	2	$324 - $390
Elyson 70', Cypress	2016	20	18	2	—	10	$449 - $480
Clear Lake, Houston	2015	778	468	310	41	133	$346 - $663
Montgomery County:
Woodtrace, Woodtrace	2014	39	37	2	—	7	$512 - $526
Northgrove, Tomball	2015	25	7	18	—	2	TBD
Bender's Landing Estates, Spring	2014	104	91	13	4	31	$511 - $584
The Woodlands, Creekside Park	2015	121	74	47	14	35	$447 - $499
Royal Brook, Porter	2019	18	—	18	—	—	$416 - $432
Waller County:
LakeHouse	TBD	350	—	350	—	—	TBD
Williamson County:
Crystal Falls	2016	29	25	4	—	9	TBD
Rancho Sienna 60'	2016	44	18	26	3	14	$340 - $420
Rancho Sienna 80'	2018	5	2	3	1	2	$456 - $517
Highlands at Mayfield Ranch 50'	2018	36	8	28	3	3	$280 - $330
Highlands at Mayfield Ranch 60'	2018	23	1	22	5	1	$340 - $406
Rancho Sienna 50'	2019	22	—	22	1	—	$291 - $348
Palmera Ridge	2019	30	—	30	—	—	$270 - $324
Hays County:
Belterra 60', Austin	2017	36	26	10	2	17	$375 - $466
Belterra 80', Austin	2016	37	34	3	—	16	$535 - $603
Headwaters, Dripping Springs	2017	30	23	7	5	16	$399 - $450
Travis County:
Lakes Edge 70'	2018	45	13	32	31	13	$652 - $792
Lakes Edge 80'	2018	14	4	10	5	4	$650 - $835
Collin County:
Miramonte, Frisco	2016	62	36	26	5	4	$485 - $570
Retreat at Craig Ranch, McKinney	2012	165	143	22	5	—	$355 - $400
Dallas County:
Vineyards, Rowlett	2017	28	12	16	4	—	$371 - $480

Denton County:
Glenview, Frisco	2017	50	8	42	7	3	$345 - $514
Paloma Creek, Little Elm		190	144	46	12	3	$280 - $390
Parks at Legacy, Prosper	2017	42	14	28	8	1	$387 - $495
Shadow Creek, Hickory Creek	2016	40	36	4	—	—	$375 - $450
Valencia, Little Elm	2016	68	37	31	10	4	$363 - $464
Villages of Carmel, Denton	2017	47	42	5	27	—	$287 - $357
Kaufman County:
Park Trails, Forney	2015	85	73	12	3	5	$245 - $280
Rockwall County:
Heath Golf and Yacht, Heath	2016	86	57	29	6	3	$299 - $540
Woodcreek, Fate	2017	80	62	18	11	1	$270 - $375
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	59	44	15	13	1	$281 - $344
Lakes of River Trails, Fort Worth	2011	138	121	17	12	—	$315 - $436
Ventana, Benbrook	2017	61	29	32	12	4	$318 - $420
Closed Communities	N/A	—	—	—	—	78
Texas Total		4,019	2,358	1,661	313	610
Trendmaker Homes Total		4,019	2,358	1,661	313	610

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	146	5	1	51	$646 - $716
Viridian	2018	72	17	55	12	17	$895 - $978
Sterling Row Townhomes, Irvine	2017	96	95	1	1	73	$622 - $824
Varenna at Orchard Hills, Irvine	2016	135	73	10	7	34	$1,258 - $1,322
Alston, Anaheim	2017	75	60	15	15	41	$820 - $860
StrataPointe, Buena Park	2017	149	125	24	12	71	$549 - $727
Lyric	2019	70	—	70	16	—	$790 - $915
Citron at Bedford	2019	35	—	35	11	—	$384 - $411
San Diego County:
Prism at Weston	2018	142	34	108	5	34	$573 - $606
Talus at Weston	2018	63	32	31	6	32	$680 - $720
Riverside County:
Terrassa Court, Corona	2015	94	93	1	1	26	$446 - $499
Terrassa Villas, Corona	2015	52	46	6	2	32	$486 - $547
Cypress Ridge	2019	245	—	245	—	—	$422 - $542
Los Angeles County:
VuePointe, El Monte	2017	102	87	15	9	73	$512 - $634
Bradford @ Rosedale, Azusa	2017	52	51	1	1	36	$846 - $906
Lucera at Aliento	2017	67	62	5	1	39	$627 - $645
Tierno at Aliento	2017	63	49	14	—	22	$640 - $697
Tierno II at Aliento	2018	63	10	53	5	10	$640 - $697
Paloma at West Creek	2018	155	50	105	11	50	$453 - $511
Mystral	2019	78	—	78	7	—	$635 - $673
Celestia	2019	72	—	72	11	—	$598 - $623
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	—	10	$522 - $554
St. James III at Park Place, Ontario	2018	82	37	45	4	37	$522 - $554
The Preserve	2019	246	—	246	—	—	$357 - $439
Tempo at The Resort	2019	80	—	80	—	—	$573 - $607
Closed Communities	N/A	—	—	—	—	81
Southern California Total		2,564	1,186	1,326	138	769
Northern California
Contra Costa County:
Wynstone at Barrington, Brentwood	2017	92	77	15	5	41	$603 - $675
Santa Clara County:
Madison Gate	2018	65	24	41	2	24	$847 - $1,134
Luchessa	2019	49	—	49	—	—	$755 - $799
The Grove	2019	64	—	64	—	—	$850 - $920
The Heights	2019	25	—	25	—	—	$960 - $1,225
Solano County:
Bloom at Green Valley, Fairfield	2018	91	31	60	1	31	$530 - $570
Harvest at Green Valley, Fairfield	2018	56	28	28	2	28	$560 - $630
Lantana, Fairfield	2018	133	—	133	11	—	$455 - $490
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	—	3	$648 - $721
Sundance II, Mountain House	2017	138	59	79	3	56	$648 - $721
Alameda County:
Commercial, Alameda Landing	2018	2	—	2	—	—	$575
Blackstone at the Cannery, Hayward SFA	2016	105	104	1	—	30	$666 - $776

Slate at Jordan Ranch, Dublin	2017	56	51	5	—	35	$1,125 - $1,225
Onyx at Jordan Ranch, Dublin	2017	105	54	51	3	45	$899 - $951
Quartz at Jordan Ranch, Dublin	2018	45	30	15	4	30	$958 - $1,098
Apex, Fremont	2018	77	39	38	2	39	$784 - $1,096
Palm, Fremont	2018	31	—	31	3	—	$2,120 - $2,225
Mayhew Way, Pleasant Hill	2019	44	—	44	—	—	$910 - $980
Ellis at Central Station, Oakland	2019	128	—	128	—	—	$720 - $805
Sacramento County:
Natomas	2019	94	—	94	—	—	$344 - $410
Twelve Bridges	2019	102	—	102	—	—	$432 - $528
San Francisco County:
Lofton at NOPO, San Francisco	2020	54	—	54	—	—	$985 - $1,238
Closed Communities	N/A	—	—	—	—	88
Northern California Total		1,669	605	1,064	36	450
California Total		4,233	1,791	2,390	174	1,219
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	34	123	31	34	$366 - $425
Terrain Ravenwood Village (4000)	2018	100	33	67	15	33	$400 - $471
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
The Canyons	2020	89	—	89	—	—	TBD
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	75	1	—	22	$516 - $671
Candelas 3500 Series, Arvada	2016	97	81	16	15	45	$398 - $456
Candelas 5000 Series, Arvada	2017	62	44	18	10	35	$499 - $584
Candelas 4020 Series, Arvada	2019	98	—	98	23	—	$458 - $520
Crown Pointe, Westminster	2019	64	—	64	7	—	$430 - $490
Arapahoe County:
Whispering Pines, Aurora	2016	115	64	51	18	37	$572 - $656
Adams County:
Amber Creek, Thornton	2017	121	68	53	25	39	$386 - $477
Closed Communities	N/A	—	—	—	—	6
Colorado Total		1,159	399	760	144	251
TRI Pointe Total		5,392	2,190	3,150	318	1,470

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2018	Lots Owned as of December 31, 2018(3)	Backlog as of December 31,2018(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2018	Sales Price Range(in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	84	39	45	9	31	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	37	16	21	4	16	$540 - $625
Watson's Glen, Millersville	2015	103	4	99	—	—	TBD
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	125	97	13	39	$495 - $597
Landsdale Townhomes	2015	100	76	24	2	29	$330 - $383
Landsdale TND Neo SFD	2015	77	44	33	3	17	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	204	155	11	60	$510 - $745
Cabin Branch Avenue Townhomes	2017	121	52	69	6	28	$414 - $485
Cabin Branch Townhomes	2014	507	299	208	4	78	$393 - $458
Preserve at Stoney Spring	N/A	4	—	4	—	—	N/A
Poplar Run SFD, Silver Spring	2010	305	304	1	—	23	$635 - $770
Glenmont MetroCenter, Silver Spring	2016	171	75	96	9	39	$435 - $513
Chapman Row, Rockville	2019	61	—	61	—	—	TBD
Randolph Farms, Rockville	2019	104	—	104	—	—	TBD
Closed Communities	N/A	—	—	—	—	8
Maryland Total		2,255	1,238	1,017	61	368
Virginia
Fairfax County:
Stuart Mill & Timber Lake, Oakton	2014	14	14	—	—	5	Closed
Stuart Mill, Oakton	N/A	5	—	5	—	—	NA
Westgrove, Fairfax	2018	23	—	23	6	1	$996 - $1,102
West Oaks Corner, Fairfax	2019	188	—	188	—	—	TBD
Prince William County:
Villages of Piedmont, Haymarket	2015	168	167	1	1	58	$373 - $460
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	42	20	22	12	20	$700 - $724
Birchwood AA	2018	26	9	17	13	9	$574 - $629
Vistas at Lansdowne, Lansdowne	2015	120	109	11	5	38	$536 - $576
Willowsford Grant II, Aldie	2016	55	23	32	7	13	$950 - $1,226
Willowsford Greens	N/A	1	—	1	—	—	N/A
Closed Communities	N/A	—	—	—	—	—
Virginia Total		642	342	300	44	144
Winchester Total		2,897	1,580	1,317	105	512

Combined Company Total		32,736	9,627	23,057	1,335	5,071
______________________________________________

(1)	Year of first delivery for future periods is based upon management's estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of December 31, 2018 include owned lots in backlog as of December 31, 2018.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.

(5)	Of the total homes in backlog as of December 31, 2018, 936 homes are under construction, 143 homes have completed construction, and 256 homes have not started construction.

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
As of December 31, 2018, we owned 418 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features.  We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type.  Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers.  Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities.  In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers.  At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers.  However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances.  Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results.  The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 18% and 15% for the years ended December 31, 2018 and 2017, respectively.  Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates.  Our inventory of completed and unsold production homes was 417 and 269 homes as of December 31, 2018 and 2017, respectively.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery.  The dollar value of backlog was approximately $897.3 million and $1.0 billion as of December 31, 2018 and 2017, respectively. We expect all of our backlog at December 31, 2018 to be converted to deliveries and revenues during 2019, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.
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
Our Financing Strategy

We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  As of December 31, 2018, we had no outstanding debt related to our unsecured revolving credit facility (the “Credit Facility”) and $568.2 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $277.7 million in cash and cash equivalents. As of December 31, 2018 we had $1.4 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
Our homebuilding operation consists of six reportable segments:  Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California, Colorado and the Carolinas; and Winchester Homes, consisting of operations in Maryland and Virginia.
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
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area.  Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations.  We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction.  Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors. For example, a California law makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not make these payments or contributions to its employees.

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
Employees
As of December 31, 2018, we had 1,435 employees, 577 of whom were executive, management and administrative personnel, 334 of whom were sales and marketing personnel and 524 of whom were involved in field construction.  Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements.  We believe that our relations with our employees and subcontractors are good.

Access to Information
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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in TRI Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In December 2018, the U.S. Federal Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 2¼ to 2½ percent. We are unable to predict if, or when, the FOMC will announce further increases or the impact of any such increases on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.
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
Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, were generally deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations. Changes in federal or state income tax laws that eliminate or substantially limit these income tax deductions, could increase the after-tax cost of owning a new home for many of our potential customers. The “Tax Cuts and Jobs Act”, which was enacted in December 2017, imposes significant limitations with respect to these income tax deductions. For example, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). These changes could adversely impact demand for and sales prices of homes, including ours, which could adversely affect our Financial Performance.
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
Certain of the areas in which we operate, particularly in California, experience drought conditions from time to time. Drought conditions could negatively impact the economy and environment as well as increase greatly the risk of wildfires.
In 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In response, the State Water Resources Control Board (“Water Board”) adopted emergency regulations imposing mandatory water restrictions across the state. In 2017, the Governor lifted the drought proclamation for most of California and the Water Board rescinded its emergency restrictions. However, the Water Board maintained the urban water use reporting requirements and the prohibitions on wasteful water practices, and announced a plan to make water conservation a long-term way of life in California. Additionally, some jurisdictions are adopting increasingly strict water conservation measures, such as building standards for water efficient fixtures and requirements for drought-tolerant landscaping and the use of recycled water.
These and other measures that are instituted to respond to drought conditions in California or other areas in which we operate could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water supply entitlements for those projects.
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
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  In 2015, the National Labor Relations Board issued a decision holding that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees. Although the National Labor Relations Board overruled this ruling in December 2017, it could change its position again in the future. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposure for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, a California law makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not make these payments or contributions to its employees.
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

It can take several years from the time we acquire control of a property to the time we make our first home sale on the site. Our costs or the time required to complete development of our communities could increase beyond our estimates after commencing the development process. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to successfully develop and market our communities and to generate positive cash flow from these operations in a timely manner could materially and adversely affect our Financial Performance and our ability to service our debt and to meet our working capital requirements.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 18% and 15% for each of the years ended December 31, 2018 and 2017, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain indemnities from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and enroll a majority of these contractors and subcontractors in our Owner Controlled Insurance Program (“OCIP”) providing general liability coverage for these types of claims, subject to self-insured retentions.
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
In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult, or impossible, to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies. This is particularly true in our markets where we include our subcontractors on our OCIP and our ability to seek indemnity for insured claims is significantly limited and it may be difficult for us to collect self-insured retention contributions from these subcontractors. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.

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
At December 31, 2018 we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, Texas, Virginia and Washington.  Because our operations are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:

•	severe weather;

•	natural disasters (such as earthquakes, hurricanes, floods or fires);

•	shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.
For the years ended December 31, 2018 and 2017, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.4 billion outstanding, net of debt issuance costs, as of December 31, 2018. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. In December 2018, the FOMC raised the target range for the federal funds rate from 2¼ percent to 2½ percent. We are unable to predict if, or when, the FOMC will announce further increases and the impact of any such increases on our floating rate interest rates. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, Thomas Mitchell, our President and Chief Operating Officer, and Michael Grubbs, our Chief Financial Officer and Treasurer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer, Mitchell and Grubbs. The initial term of these agreements expired in November 2018 and automatically renews for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
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
On February 21, 2019, our board of directors approved a share repurchase program (the “2019 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act.  We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
Repurchases pursuant to the 2019 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program.  Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.  Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
On May 18, 2018, Pardee Homes filed a motion for summary judgment in the action, which had a rescheduled hearing date of September 28, 2018. At the hearing, the court denied the motion for summary judgment. On October 22, 2018, Pardee Homes filed with an appellate court a writ of mandate appealing the trial court's denial of the motion for summary judgment, which writ of mandate was denied by the appellate court. On January 30, 2019, Pardee Homes and Scripps entered into a confidential settlement agreement and mutual general release pursuant to which Pardee Homes agreed to pay a settlement amount of $17.5 million and Scripps agreed to dismiss the lawsuit with prejudice. The parties also agreed to mutual general releases of all claims. On February 4, 2019, Pardee Homes paid the $17.5 million settlement amount to Scripps, and Scripps filed a request for dismissal of the lawsuit on February 7, 2019, which was entered by the court on February 21, 2019.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the ticker symbol “TPH”.

Issuer Purchases of Equity Securities
On February 16, 2018, our board of directors approved a share repurchase program (the “2018 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2019. On August 22, 2018, our board of directors authorized the repurchase of up to an additional $100 million through March 31, 2019, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2018 Repurchase Program to $200 million from $100 million.
During the three months ended December 31, 2018, we repurchased the following shares under the 2018 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2018 to October 31, 2018	540,600	$12.42	540,600	$53,937,746
November 1, 2018 to November 30, 2018	—	$—	—	$53,937,746
December 1, 2018 to December 31, 2018	—	$—	—	$53,937,746
Total	540,600	$12.42	540,600
(1) Subsequent to December 31, 2018 and through the date of this filing we did not repurchase any additional shares of common stock under the 2018 Repurchase Program, and as noted below, the 2018 Repurchase Program was discontinued and cancelled on February 21, 2019. During the year ended December 31, 2018, we repurchased 10,392,609 shares of common stock at an average price of $14.05 for an aggregate dollar amount of $146.1 million. We repurchased 8,994,705 shares of common stock at an average price of $12.48 for an aggregate dollar amount of $112.2 million during the year ended December 31, 2017.
On February 21, 2019, our board of directors discontinued and cancelled the 2018 Repurchase Program and approved the 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. Through the date of the filing of this annual report on Form 10-K, no shares of common stock have been repurchased under the 2019 Repurchase Program.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2018 was $10.93 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 8, 2019, we had 83 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$3,244,087	$2,732,299	$2,329,336	$2,291,264	$1,646,274
Land and lot sales revenue	8,758	74,269	72,272	101,284	47,660
Other operations revenue	8,164	2,333	2,314	7,601	9,682
Total revenues	3,261,009	2,808,901	2,403,922	2,400,149	1,703,616
Cost of home sales	2,536,899	2,173,251	1,836,327	1,808,776	1,318,617
Cost of land and lot sales	25,435	14,888	17,367	35,089	37,906
Other operations expense	3,174	2,298	2,247	4,360	3,346
Sales and marketing	187,267	137,066	127,903	116,217	103,600
General and administrative	155,030	137,764	124,119	120,825	92,901
Homebuilding income from operations	353,204	343,634	295,959	314,882	147,246
Equity in (loss) income of unconsolidated entities	(393)	(11,433)	179	1,460	(278)
Transaction expenses	—	—	—	—	(17,960)
Other (loss) income, net	(419)	151	312	858	(1,019)
Homebuilding income before income taxes	352,392	332,352	296,450	317,200	127,989
Financial Services:
Revenues	1,738	1,371	1,220	1,010	—
Expenses	582	331	253	181	15
Equity in income (loss) of unconsolidated entities	8,517	6,426	4,810	1,231	(10)
Financial services income (loss) before income taxes	9,673	7,466	5,777	2,060	(25)
Income before income taxes	362,065	339,818	302,227	319,260	127,964
Provision for income taxes	(90,552)	(152,267)	(106,094)	(112,079)	(43,767)
Net income	271,513	187,551	196,133	207,181	84,197
Net income attributable to noncontrolling interests	(1,602)	(360)	(962)	(1,720)	—
Net income available to common stockholders	$269,911	$187,191	$195,171	$205,461	$84,197

Earnings per share
Basic	$1.82	$1.21	$1.21	$1.27	$0.58
Diluted	$1.81	$1.21	$1.21	$1.27	$0.58

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	4,686	5,075	4,248	4,181	2,947
New homes delivered	5,071	4,697	4,211	4,057	3,100
Average sales price of homes delivered	$640	$582	$553	$565	$531
Cancellation rate	18%	15%	15%	16%	16%
Average selling communities	130.1	127.5	118.3	115.9	99.1
Selling communities at end of period	146	130	124	104	108
Backlog at end of period, number of homes	1,335	1,571	1,193	1,156	1,032
Backlog at end of period, aggregate sales value	$897,343	$1,032,776	$661,146	$697,334	$653,096

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$277,696	$282,914	$208,657	$214,485	$170,629
Real estate inventories	$3,216,059	$3,105,553	$2,910,627	$2,519,273	$2,280,183
Total assets	$3,884,203	$3,805,381	$3,564,640	$3,138,071	$2,889,838
Total debt, net	$1,410,804	$1,471,302	$1,382,033	$1,170,505	$1,138,493
Total liabilities	$1,827,266	$1,875,054	$1,716,130	$1,451,608	$1,417,362
Total equity	$2,056,937	$1,930,327	$1,848,510	$1,686,463	$1,472,476

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview and Outlook
For the year ended December 31, 2018, deliveries increased 8% from the prior-year and average sales price increased 10%, resulting in a 19% increase in home sales revenue. Homebuilding gross margins increased 130 basis points to 21.8% while sales and marketing expenses and general and administrative expenses increased 50 basis points to 10.6% of home sales revenue. New home orders were down 8% compared to the prior-year, and backlog units at year end were down 15% compared to the prior year end. An increase in the average sales price of backlog to $672,000 offset some of the backlog unit decline, resulting in a 13% decrease in overall backlog dollar value.
Based on our new home order trends for the second half of 2018, we are seeing a softening of consumer motivation and demand in many of the markets in which we operate. We believe that some of the recent order declines are due to seasonality, while some of the declines are likely related to higher borrowing costs and the significant home price appreciation our industry has experienced over the last few years. We further believe that some of the recent demand trends have been influenced by general economic uncertainties hanging over the market, such as international trade relations, global economic uncertainty, Federal Reserve policy and rising cyclical fears regarding the current market cycle position. We believe that a temporary demand pullback is a normal consumer reaction, and we are continuing to monitor closely this dynamic in all of our markets and focusing on pricing our products to market demand profiles. Even though overall housing market fundamentals remain strong, we believe home buyer demand will remain slow compared to the exceptional market experienced in the first quarter of 2018.
We remain optimistic about the long-term outlook for our industry and our company due to the strength of the U.S. economy, overall job growth and healthy consumer confidence, which, along with pent-up demand from young adults, we believe will lead to growing household formations. In addition, the overall supply of new and existing homes on the market remains at low levels, and finished lot availability in most of the markets in which we build remains constrained.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Homebuilding:
Home sales revenue	$3,244,087	$2,732,299	$2,329,336
Land and lot sales revenue	8,758	74,269	72,272
Other operations revenue	8,164	2,333	2,314
Total revenues	3,261,009	2,808,901	2,403,922
Cost of home sales	2,536,899	2,173,251	1,836,327
Cost of land and lot sales	25,435	14,888	17,367
Other operations expense	3,174	2,298	2,247
Sales and marketing	187,267	137,066	127,903
General and administrative	155,030	137,764	124,119
Homebuilding income from operations	353,204	343,634	295,959
Equity in (loss) income of unconsolidated entities	(393)	(11,433)	179
Other (expense) income, net	(419)	151	312
Homebuilding income before income taxes	352,392	332,352	296,450
Financial Services:
Revenues	1,738	1,371	1,220
Expenses	582	331	253
Equity in income of unconsolidated entities	8,517	6,426	4,810
Financial services income before income taxes	9,673	7,466	5,777
Income before income taxes	362,065	339,818	302,227
Provision for income taxes	(90,552)	(152,267)	(106,094)
Net income	271,513	187,551	196,133
Net income attributable to noncontrolling interests	(1,602)	(360)	(962)
Net income available to common stockholders	$269,911	$187,191	$195,171
Earnings per share
Basic	$1.82	$1.21	$1.21
Diluted	$1.81	$1.21	$1.21
Weighted average shares outstanding
Basic	148,183,431	154,134,411	160,859,782
Diluted	149,004,690	155,085,366	161,381,499

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2018			Year Ended December 31, 2017			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	472	12.0	3.3	597	14.8	3.4	(21)%	(19)%	(3)%
Pardee Homes	1,575	35.9	3.7	1,580	29.9	4.4	—%	20%	(16)%
Quadrant Homes	261	6.9	3.2	395	7.5	4.4	(34)%	(8)%	(27)%
Trendmaker Homes	601	29.1	1.7	516	30.4	1.4	16%	(4)%	21%
TRI Pointe Homes	1,311	32.1	3.4	1,492	32.0	3.9	(12)%	—%	(13)%
Winchester Homes	466	14.1	2.8	495	12.9	3.2	(6)%	9%	(13)%
Total	4,686	130.1	3.0	5,075	127.5	3.3	(8)%	2%	(9)%

Net new home orders for the year ended December 31, 2018 decreased 8% to 4,686, compared to 5,075 for the prior year.  The decrease in net new home orders was due to an overall 9% decrease in monthly absorption rates slightly offset by a 2% increase in average selling communities. Overall, the markets in which we operate demonstrated very strong demand through the first half of the year with a slower monthly absorption pace throughout the second half of the year. The decline in monthly absorption rates in the second half of the year was due to reduced overall demand resulting from rising mortgage interest rates and affordability concerns in certain markets, most notably in Northern California communities at our TRI Pointe Homes brand and in the Seattle area communities at our Quadrant Homes brand.
Maracay reported a 21% decrease in net new home orders driven by an 19% decrease in average selling communities and a 3% decrease in monthly absorption rate. The 3.3 monthly absorption rate was the result of strong market fundamentals in our Arizona markets and successful new product offerings during the year. The decrease in average selling communities was due to the timing of community openings and closings compared to the prior year. We expect to experience community count growth in 2019 with 8 new communities scheduled to open in the first half of 2019. Pardee Homes reported flat new home orders due to a combination of a 16% decrease in monthly absorption rate offset by a 20% increase in average selling communities. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and Las Vegas markets. Monthly absorption rates decreased 16% due to rising mortgage interest rates and affordability concerns during the year. Net new home orders decreased by 34% at Quadrant Homes largely due to the 27% decrease in monthly absorption rate. Our Quadrant Homes brand and the general Seattle market have seen significant pricing power over the past few years which led to affordability concerns by the consumer in the second half of 2018 that impacted our monthly absorption rate. Trendmaker Homes increased net new home orders by 16% due to a 21% increase in monthly absorption rate, partly offset by a 4% decrease in average selling communities. We experienced demand improvements in both Austin and Houston during the current year which favorably impacted our monthly absorption rate. The acquisition of a Dallas based homebuilder in mid-December did not materially impact current year results for Trendmaker Homes. TRI Pointe Homes’ net new home orders decreased by 12% on a year over year basis due to a 13% decrease in monthly absorption rate. Demand remained strong in the markets in which TRI Pointe Homes operates, as evidenced by a monthly absorption rate of 3.4 homes per community per month at average selling prices above the company average. Despite the overall high demand, market conditions in California slowed down in the second half of the year after a very strong first half due to similar concerns over rising mortgage interest rates and affordability. Winchester Homes experienced a 6% decrease in net new home orders as a result of a 13% decrease in monthly absorption rate due to slower demand, slightly offset by a 9% increase in average selling communities.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2018			As of December 31, 2017			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	151	$91,532	$606	217	$106,061	$489	(30)%	(14)%	24%
Pardee Homes	402	309,453	770	409	299,083	731	(2)%	3%	5%
Quadrant Homes	46	47,777	1,039	144	107,714	748	(68)%	(56)%	39%
Trendmaker Homes	313	159,483	510	173	93,974	543	81%	70%	(6)%
TRI Pointe Homes	318	217,767	685	477	331,562	695	(33)%	(34)%	(1)%
Winchester Homes	105	71,331	679	151	94,381	625	(30)%	(24)%	9%
Total	1,335	$897,343	$672	1,571	$1,032,775	$657	(15)%	(13)%	2%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 18% and 15% for the years ended December 31, 2018 and 2017, respectively. The dollar value of backlog was approximately $897.3 million as of December 31, 2018, a decrease of $135.4 million, or 13%, compared to $1.0 billion as of December 31, 2017.  This decrease was due to a decrease in backlog units of 236, or 15%, to 1,335 as of December 31, 2018, compared to 1,571 as of December 31, 2017, offset by a 2% increase in the average sales price of homes in backlog to $672,000 as of December 31, 2018, compared to $657,000 as of December 31, 2017.

Maracay's backlog dollar value decreased 14% compared to the prior year as a result of a 30% decrease in backlog units partly offset by a 24% increase in average sales price. The decrease in backlog units was primarily related to the 21% decrease in net new home orders, while the increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes' backlog dollar value increased slightly by 3% due to a 5% increase in average sales price, offset by a 2% decrease in backlog units. Quadrant Homes’ backlog dollar value decreased 56% as a result of a 68% decrease in backlog units offset by a 39% increase in average sales price. The decrease in backlog units was related to the 34% decrease in net new home orders. The increase in average sales price related to a higher mix of move up and luxury homes from core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes' backlog dollar value increased 70% due to an 81% increase in backlog units. The increase in backlog units was due to the acquisition of a Dallas homebuilder in the fourth quarter of 2018 that had 135 homes in backlog as of December 31, 2018, in addition to the 16% increase in net new home orders resulting from an increase in buyer demand in both Houston and Austin. TRI Pointe Homes’ backlog dollar value decreased 34% due to a 33% decrease in backlog units. The decrease in backlog units was primarily due to the slower market conditions experienced in California during the second half of 2018 resulting in a 12% decrease in net new home orders. Winchester Homes’ backlog dollar value decreased 24% due to a 30% decrease in backlog units. The decrease in backlog units was due to the timing of deliveries compared to 2017 along with the 6% decrease in net new home orders in 2018.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	538	$263,321	$489	628	$296,768	$473	(14)%	(11)%	3%
Pardee Homes	1,582	999,710	632	1,431	756,433	529	11%	32%	19%
Quadrant Homes	359	305,213	850	352	245,507	697	2%	24%	22%
Trendmaker Homes	610	306,311	502	506	250,033	494	21%	23%	2%
TRI Pointe Homes	1,470	1,073,592	730	1,313	927,247	706	12%	16%	3%
Winchester Homes	512	295,940	578	467	256,311	549	10%	15%	5%
Total	5,071	$3,244,087	$640	4,697	$2,732,299	$582	8%	19%	10%

Home sales revenue increased $511.8 million, or 19% to $3.2 billion for the year ended December 31, 2018. The increase was comprised of: (i) $294.2 million due to a 10% increase in the average sales price of homes delivered to $640,000 for the year ended December 31, 2018 from $582,000 in the prior year, and (ii) $217.6 million related to an 8% increase in homes delivered to 5,071 for the year ended December 31, 2018 compared to 4,697 in the prior year.

Maracay reported an 11% decrease in home sales revenue due to a 14% decrease in new homes delivered, slightly offset by a 3% increase in average sales price. The decrease in new homes delivered was a result of the 21% decrease in net new home orders in 2018 due to lower average communities compared to the prior year. Pardee Homes increased home sales revenue by 32% due to a 19% increase in average sales price and an 11% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. In addition, our average sales price increased 20% in Las Vegas due to a higher mix of move up and luxury deliveries in 2018. Quadrant Homes increased home sales revenue by 24% driven primarily by an increase in average sales price. The 22% increase in average sales price was the result of delivering more luxury units in the core Seattle markets of King and Snohomish counties which have higher price points. Home sales revenue increased 23% at Trendmaker Homes due to a 21% increase in new homes delivered. The increase in new homes delivered was a result of the higher backlog to start the year and a 16% order growth during the year. Due to the timing of our acquisition of a Dallas based homebuilder in mid-December, the acquisition did not materially impact current year results. TRI Pointe Homes reported a 16% increase in home sales revenue as a result of a 12% increase in new homes delivered and a 3% increase in average sales price. The increase in new homes delivered was driven by a larger opening balance of backlog entering the current year compared to 2017. Home sales revenue increased at Winchester Homes by 15% largely due to a 10% increase in new homes delivered as a result of a greater number of backlog units to start the year compared to the prior-year period and a 5% increase in average sales price due to product mix.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2018	%	2017	%
Home sales revenue	$3,244,087	100.0%	$2,732,299	100.0%
Cost of home sales	2,536,899	78.2%	2,173,251	79.5%
Homebuilding gross margin	707,188	21.8%	559,048	20.5%
Add: interest in cost of home sales	83,161	2.6%	64,835	2.4%
Add: impairments and lot option abandonments	5,010	0.2%	2,020	0.1%
Adjusted homebuilding gross margin(1)	$795,359	24.5%	$625,903	22.9%
Homebuilding gross margin percentage	21.8%		20.5%
Adjusted homebuilding gross margin percentage(1)	24.5%		22.9%
______________________________________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.8% for the year ended December 31, 2018, as compared to 20.5% for the year ended December 31, 2017. The increase in gross margin percentage was due to the mix of deliveries, with a greater proportion of deliveries from our long-dated California communities, which produce gross margins above the Company average. In addition, gross margin percentage increased due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.5% for the year ended December 31, 2018 compared to 22.9% for the prior year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2018	%	2017	%
Land and lot sales revenue	$8,758	100.0%	$74,269	100.0%
Cost of land and lot sales	25,435	290.4%	14,888	20.0%
Land and lot gross margin	$(16,677)	(190.4)%	$59,381	80.0%
Our land and lot negative gross margin percentage for the year ended December 31, 2018 was impacted by a $17.5 million settlement payment in connection with the settlement of the Scripps lawsuit, which is described in more detail in Item 3 of this annual report on Form 10-K. During the year ended December 31, 2017, Pardee Homes sold a parcel consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California, representing $66.8 million in land and lot sales revenue and $56.1 million in land and lot gross margin. This sale resulted in significant gross margin due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
Sales and marketing	$187,267	$137,066	5.8%	5.0%
General and administrative (G&A)	155,030	137,764	4.8%	5.1%
Total sales and marketing and G&A	$342,297	$274,830	10.6%	10.1%

Sales and marketing expense as a percentage of home sales revenue increased to 5.8% for the year ended December 31, 2018 from 5.0% for the year ended December 31, 2017. The increase was due primarily to advertising costs impacted by the timing of future community openings. This was offset by the higher operating leverage on the fixed components of sales and marketing expenses as a result of the 19% increase in homes sales revenue. Sales and marketing expense increased to $187.3 million compared to $137.1 million in the prior-year period due to higher advertising costs and the variable cost associated with higher home sales revenue, in addition to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
General and administrative expense as a percentage of home sales revenue decreased to 4.8% for the year ended December 31, 2018 from 5.1% in the prior year. The decrease was primarily the result of higher operating leverage as a result of the 19% increase in homes sales revenue during the year. General and administrative expense increased by $17.3 million to $155.0 million for the year ended December 31, 2018 from $137.8 million for the prior year ended December 31, 2017.  The increase in general and administrative expenses is primarily related to incremental costs associated with the additional headcount to support future growth in our newer markets of Los Angeles and Sacramento, California, Austin and Dallas–Fort Worth, Texas and our new division in the Carolinas.
Total sales and marketing and G&A (“SG&A”) expense increased $67.5 million, or 25%, to $342.3 million for the year ended December 31, 2018 from $274.8 million in the prior year period. SG&A increased to 10.6% of home sales revenue from 10.1% for the years ended December 31, 2018 and 2017, respectively.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $91.6 million and $84.3 million for the years ended December 31, 2018 and 2017, respectively. All interest incurred in both periods was capitalized. The increase in interest incurred during the year ended December 31, 2018 as compared to the prior year was primarily attributable to an increase in our debt balance and weighted average interest rate, as a result of the issuance of our $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) in June 2017.
Income Tax
For the year ended December 31, 2018, we have recorded a tax provision of $90.6 million based on an effective tax rate of 25.0%. For the year ended December 31, 2017, we recorded a tax provision of $152.3 million based on an effective tax rate of 44.8%. The decrease in the current year income tax rate was due to the lower Federal tax rate resulting from the Tax Cuts and Jobs Act that was signed into law in December 2017. In addition to the lower rate resulting from this legislation, we recorded a prior year charge of $22.0 million as a result of the re-measurement of our deferred tax assets.
Financial Services Segment
Income from our financial services operations increased to $9.7 million for the year ended December 31, 2018 compared to income of $7.5 million in the prior year.  The increase in financial services income for the year ended December 31, 2018 compared to the prior year primarily relates to the growth of our mortgage financing and title services operations.  Both our mortgage financing and title service operations were started in late 2014 and have experienced steady year over year growth from inception. In early 2018, we further expanded our suite of financial services operations to include homeowners insurance services.
Investments in Unconsolidated Entities

Total equity in income (loss) from unconsolidated entities was $8.1 million for the year ended December 31, 2018 compared to a loss of $5.0 million for the year ended December 31, 2017. Included in total equity in income (loss) from unconsolidated entities is activity from our Financial Services segment of $8.5 million and $6.4 million for the years ended December 31, 2018 and 2017, respectively. The change in income for the current year compared to the loss in the prior year is primarily driven by a $13.2 million impairment charge during the fourth quarter of 2017 related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. This impairment charge in 2017 is included in equity in (loss) income of unconsolidated entities under our homebuilding operations on the consolidated statements of operations.
Lots Owned or Controlled by Segment
Excluded from lots owned or controlled are those related to Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2018	2017	Amount	%
Lots Owned
Maracay	2,346	1,950	396	20%
Pardee Homes	13,700	14,925	(1,225)	(8)%
Quadrant Homes	883	1,070	(187)	(17)%
Trendmaker Homes	1,661	1,508	153	10%
TRI Pointe Homes	3,150	2,890	260	9%
Winchester Homes	1,317	1,597	(280)	(18)%
Total	23,057	23,940	(883)	(4)%
Lots Controlled(1)
Maracay	962	569	393	69%
Pardee Homes	676	219	457	209%
Quadrant Homes	861	656	205	31%
Trendmaker Homes	831	347	484	139%
TRI Pointe Homes	945	1,074	(129)	(12)%
Winchester Homes	408	507	(99)	(20)%
Total	4,683	3,372	1,311	39%
Total Lots Owned or Controlled(1)	27,740	27,312	428	2%
______________________________________________

(1)	As of December 31, 2018 and 2017, lots controlled included lots that were under land option contracts or purchase contracts.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2017			Year Ended December 31, 2016			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	597	14.8	3.4	670	18.0	3.1	(11)%	(18)%	10%
Pardee Homes	1,580	29.9	4.4	1,206	23.6	4.3	31%	27%	2%
Quadrant Homes	395	7.5	4.4	341	8.0	3.6	16%	(6)%	22%
Trendmaker Homes	516	30.4	1.4	501	27.8	1.5	3%	9%	(7)%
TRI Pointe Homes	1,492	32.0	3.9	1,097	27.6	3.3	36%	16%	18%
Winchester Homes	495	12.9	3.2	433	13.3	2.7	14%	(3)%	19%
Total	5,075	127.5	3.3	4,248	118.3	3.0	19%	8%	10%

Net new home orders for the year ended December 31, 2017 increased 19% to 5,075, compared to 4,248 for the prior year.  The increase in net new home orders was due to an overall 10% increase in monthly absorption rates and an 8% increase in average selling communities. Overall, the markets in which we operate continued to have strong demand, which is demonstrated by increased absorption rates in all but one of our reportable segments for the year ended December 31, 2017.
Maracay reported an 11% decrease in net new home orders driven by an 18% decrease in average selling communities offset by a 10% increase in monthly absorption rate. The increase in monthly absorption rate was the result of strong market fundamentals in our Arizona markets and successful new product offerings during the year. The decrease in average selling communities was due to the timing of community openings and closings compared to the prior year. Pardee Homes increased net new home orders by 31% mainly due to a 27% increase in average selling communities along with a 2% increase in monthly absorption rate. Demand remained strong in all of the markets in which Pardee Homes operated. Net new home orders increased by 16% at Quadrant Homes largely due to the 22% increase in monthly absorption rate. The increase in monthly absorption rate was the result of our well-located communities and continued strong market fundamentals. Trendmaker Homes increased net new home orders by 3% due to a 9% increase in average selling communities offset by a 7% decrease in monthly absorption rate, partly due to the loss of two weeks of selling due to the impact of Hurricane Harvey. The Houston market continued to experience softer market conditions due to the volatility in oil prices in recent years and the related impact on job growth. TRI Pointe Homes’ net new home orders increased by 36% on a year over year basis due to an 18% increase in monthly absorption rate and a 16% increase in average selling communities. Demand remained strong in the markets in which TRI Pointe Homes operated, as evidenced by absorptions of 3.9 homes per community, per month, at average selling prices above the company average. Winchester Homes experienced a 14% growth in net new home orders as a result of a 19% increase in monthly absorption rate offset by a slight decrease in average selling communities. The increase in monthly absorption rate was due to strong customer demand in some of our larger master plan communities.

Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2017			As of December 31, 2016			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	217	$106,061	$489	248	$114,203	$460	(13)%	(7)%	6%
Pardee Homes	409	299,083	731	260	134,128	516	57%	123%	42%
Quadrant Homes	144	107,714	748	101	68,461	678	43%	57%	10%
Trendmaker Homes	173	93,974	543	163	85,579	525	6%	10%	3%
TRI Pointe Homes	477	331,562	695	298	180,012	604	60%	84%	15%
Winchester Homes	151	94,381	625	123	78,763	640	23%	20%	(2)%
Total	1,571	$1,032,775	$657	1,193	$661,146	$554	32%	56%	19%

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
Maracay's backlog dollar value decreased 7% compared to the prior year as a result of a 13% decrease in backlog units partly offset by a 6% increase in average sales price. The decrease in backlog units was related to the decrease in average selling communities, while the increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes' backlog dollar value increased 123% due to a 57% increase in backlog units and a 42% increase in average sales price. The increase in backlog units was due to the 31% increase in orders during the year while the increase in average selling price was due to increased pricing power in our markets and a higher end product mix with higher price points. Quadrant Homes’ backlog dollar value increased 57% as a result of a 43% increase in backlog units and a 10% increase in average sales price. The increase in backlog units was directly related to the increase in net new home orders during the year as result of a 22% increase in monthly absorption rate. The increase in average sales prices was related to a higher mix of homes in backlog from core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes' backlog dollar value increased 10% largely due to a 6% increase in backlog units. The increase in backlog units was related to the increase in net new home orders resulting from an increase in average selling communities. TRI Pointe Homes’ backlog dollar value increased 84% due to a 60% increase in backlog units and 15% increase in average sales price. The increase in backlog units was primarily due to the strong monthly absorption rate in 2017, particularly impacted by a 40% increase in the fourth quarter of 2017 compared to the fourth quarter of 2016. Winchester Homes’ backlog dollar value increased 20% due primarily to a 23% increase in backlog units. The increase in backlog units was due to the 14% increase in net new home orders in 2017 compared to the prior year.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	628	$296,768	$473	625	$255,253	$408	—%	16%	16%
Pardee Homes	1,431	756,433	529	1,220	668,835	548	17%	13%	(3)%
Quadrant Homes	352	245,507	697	383	207,057	541	(8)%	19%	29%
Trendmaker Homes	506	250,033	494	474	239,734	506	7%	4%	(2)%
TRI Pointe Homes	1,313	927,247	706	1,089	723,186	664	21%	28%	6%
Winchester Homes	467	256,311	549	420	235,271	560	11%	9%	(2)%
Total	4,697	$2,732,299	$582	4,211	$2,329,336	$553	12%	17%	5%

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

Maracay reported a 16% increase in home sales revenue due to a 16% increase in average sales price. The increase in average sales price was driven by a product mix shift that included a greater proportion of move-up and luxury product compared to the prior year. Pardee Homes increased home sales revenue by 13% due to a 17% increase in new homes delivered offset by a slight decrease in average sales price. The increase in new home deliveries at Pardee Homes was the result of an increase in net new home orders due to strong market demand. Quadrant Homes increased home sales revenue by 19% driven by an increase in average sales price, offset by a decrease in new home deliveries. The 29% increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties which have higher price points. Home sales revenue increased 4% at Trendmaker Homes due to a 7% increase in new homes delivered. The increase in new homes delivered was a result of the higher backlog to start the year and a 3% order growth during the year. It should be noted that Hurricane Harvey, which caused significant flooding and widespread damage in Houston, was responsible for delivery delays during 2017 at Trendmaker Homes. Approximately 30 deliveries that would have occurred in 2017 instead delivered in early 2018 at Trendmaker Homes. TRI Pointe Homes reported a 28% increase in home sales revenue as a result of a 21% increase in new homes delivered and a 6% increase in average sales price. The increase in new homes delivered was driven by the 36% increase in net new home orders during the year. Home sales revenue increased at Winchester Homes by 9% due to an increase in new homes delivered as a result of the 14% increase in net new home orders during the year.

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
Income Tax
For the year ended December 31, 2017, we have recorded a tax provision of $152.3 million based on an effective tax rate of 44.8%. For the year ended December 31, 2016, we recorded a tax provision of $106.1 million based on an effective tax rate of 35.1%. The increase in the income tax rate over the prior year was largely due to a charge of $22.0 million as a result of the re-measurement of our deferred tax assets related to the Tax Cuts and Jobs Act that was signed into law in December 2017. In addition, our tax rate increased compared to the prior year due to the negative impact from the expiration of non-qualified stock options.
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

			Increase
	December 31,		(Decrease)
	2017	2016	Amount	%
Lots Owned
Maracay	1,950	1,667	283	17%
Pardee Homes	14,925	16,041	(1,116)	(7)%
Quadrant Homes	1,070	1,027	43	4%
Trendmaker Homes	1,508	1,687	(179)	(11)%
TRI Pointe Homes	2,890	3,073	(183)	(6)%
Winchester Homes	1,597	1,788	(191)	(11)%
Total	23,940	25,283	(1,343)	(5)%
Lots Controlled(1)
Maracay	569	386	183	47%
Pardee Homes	219	871	(652)	(75)%
Quadrant Homes	656	555	101	18%
Trendmaker Homes	347	312	35	11%
TRI Pointe Homes	1,074	406	668	165%
Winchester Homes	507	496	11	2%
Total	3,372	3,026	346	11%
Total Lots Owned or Controlled(1)	27,312	28,309	(997)	(4)%
_________________________________________________

(1)	As of December 31, 2017 and 2016, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2018 were operating expenses, share repurchases, debt repayments, land purchases, a business acquisition, land development and home construction. We used funds generated by our operations and available borrowings under the Credit Facility to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2018, we had $277.7 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
TRI Pointe Group and its 100% owned subsidiary TRI Pointe Homes, Inc. ("TRI Pointe Homes") are co-issuers of the 4.375% Senior Notes due 2019 (the "2019 Notes") and the 5.875% Senior Notes due 2024 (the "2024 Notes"). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
As of December 31, 2018, there was $14.6 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.5 million and $10.6 million as of December 31, 2018 and 2017, respectively.
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
As of December 31, 2018, the outstanding balance under the Credit Facility was zero with $568.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At December 31, 2018, we had outstanding letters of credit of $31.8 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2018	2018
Consolidated Tangible Net Worth, as defined	$1,896,497	$1,324,453
(Not less than $1.1 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2017)
Leverage Test	38.1%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.6	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2018, we were in compliance with all of the above financial covenants.

Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Senior Notes	1,410,804	1,471,302
Total debt	1,410,804	1,471,302
Stockholders’ equity	2,056,924	1,929,722
Total capital	$3,467,728	$3,401,024
Ratio of debt-to-capital(1)	40.7%	43.3%
Total debt	$1,410,804	$1,471,302
Less: Cash and cash equivalents	(277,696)	(282,914)
Net debt	1,133,108	1,188,388
Stockholders’ equity	2,056,924	1,929,722
Net capital	$3,190,032	$3,118,110
Ratio of net debt-to-net capital(2)	35.5%	38.1%
______________________________________________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders' equity.

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

Cash Flows—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The comparison of cash flows for the years ended December 31, 2018 and 2017 is as follows:

•
Net cash provided by operating activities increased by $209.0 million to $310.7 million in 2018 from cash provided of $101.7 million in 2017. The change was primarily composed of a decrease in cash outflow related to real estate inventories of $113.5 million in 2018 as we decreased our land acquisition and development spending.  Other activity included (i) an increase in net income to $271.5 million in 2018 compared to $187.6 million in 2017 and (ii) other offsetting activity including changes in other assets, receivables, accrued expenses and other liabilities and deferred income taxes.

•
Net cash used in investing activities was $95.4 million in 2018 compared to $3.6 million in 2017. The increase in cash used in 2018 was due primarily to our acquisition of a Dallas based homebuilder and higher purchases of property and equipment. The large increase in purchases of property and equipment is due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. Most model and sales office costs were previously recorded to inventory and were presented as an operating cash flow. Subsequent to the adoption of ASC 606 these purchases are recorded as fixed assets and included as investing cash flows. For further details on ASC 606 see Note 1, Organization and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

•
Net cash used in financing activities increased to $220.5 million in 2018 from cash used of $23.8 million in 2017. The change was primarily a result of net debt repayments in 2018 of $68.1 million compared to net borrowings of $80.3 million in 2017. In addition, share repurchase activity increased by $33.8 million in 2018 compared to the prior year.

As of December 31, 2018, our cash and cash equivalents balance was $277.7 million.
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

As of December 31, 2017 our cash and cash equivalents balance was $282.9 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2018, we had $71.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $741.2 million (net of deposits).
Our utilization of land option contracts and land banking arrangements is dependent on, among other things, the availability of land sellers or land banking firms willing to enter into option takedown arrangements, the availability of capital to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.
As of December 31, 2018, we had $568.2 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2018, including estimated cash payments due by period. Our purchase obligations represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,431,895	$381,895	$300,000	$—	$750,000
Long-term debt interest payments	330,956	65,673	113,666	84,375	67,242
Operating leases(2)	39,541	7,502	14,659	9,286	8,094
Ground leases(3)	99,893	2,902	5,805	5,805	85,381
Purchase obligations(4)	741,218	501,130	229,695	10,393	—
Total	$2,643,503	$959,102	$663,825	$109,859	$910,717
__________________________________________

(1)
For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Unsecured Revolving Credit Facility, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)
Includes leases relating to office space, buildings and equipment. For a more detailed description of our operating leases, please see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)
Ground lease obligations have been fully subleased through 2041. Our lease commitment net of sublease income was $33.1 million as of December 31, 2018. For a more detailed description of our ground leases, please see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(4)
Includes $741.2 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2018. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “—Off-Balance Sheet Arrangements.”

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

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and eliminates certain cost guidance related to construction-type and production-type contracts in accordance with ASC 970. In addition, ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which provided updated guidance related to certain costs incurred in obtaining and fulfilling contracts with customers. Collectively, we refer to ASC 606 and Subtopic 340-40 as ASC 606 throughout this filing. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. We have adopted and applied this updated revenue recognition and cost policy as of January 1, 2018. For further details on ASC 606, see Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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
When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.
Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing monthly sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time.
If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management's estimates of future cash inflows and outflows, leading to future impairment charges. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2018 and December 31, 2016, we did not incur any real estate inventory impairment charges. For the year ended December 31, 2017, we recorded impairment charges of $854,000.
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
The enactment of the Tax Cuts and Jobs Act in December 2017, among other things, reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. This resulted in a $22.0 million reduction in our deferred tax asset for the year ended December 31, 2017. For further details, see Note 15, Income Taxes, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
We classify any interest and penalties related to income taxes as part of income tax expense.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2018. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2018 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2018, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2018, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2018, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Related Party Transactions
We had no related party transactions for the years ended December 31, 2018 and 2017, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2018.

	Expected Maturity Date
								Estimated
December 31,	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Fixed rate debt	$381,895	$—	$300,000	$—	$—	$750,000	$1,431,895	$1,308,826
Weighted average interest rate	4.4%	—%	4.9%	—%	—%	5.6%	5.1%

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Unsecured Revolving Credit Facility, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
See Item 15 included in this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited TRI Pointe Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TRI Pointe Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

Item 9B.	Other Information
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2019 annual meeting of stockholders (the “2019 Proxy Statement”) under the captions “Board of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 11.	Executive Compensation
The information required in response to this item is incorporated by reference to our 2019 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2019 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2019 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2019 Proxy Statement under the caption “Audit Committee Matters.”

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TRI Pointe Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition and real estate inventories and cost of sales effective January 1, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related Subtopic ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
Irvine, California
February 26, 2019

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$277,696	$282,914
Receivables	51,592	125,600
Real estate inventories	3,216,059	3,105,553
Investments in unconsolidated entities	5,410	5,870
Goodwill and other intangible assets, net	160,427	160,961
Deferred tax assets, net	67,768	76,413
Other assets	105,251	48,070
Total assets	$3,884,203	$3,805,381
Liabilities
Accounts payable	$81,313	$72,870
Accrued expenses and other liabilities	335,149	330,882
Senior notes, net	1,410,804	1,471,302
Total liabilities	1,827,266	1,875,054
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 141,661,713 and 151,162,999 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,417	1,512
Additional paid-in capital	658,720	793,980
Retained earnings	1,396,787	1,134,230
Total stockholders’ equity	2,056,924	1,929,722
Noncontrolling interests	13	605
Total equity	2,056,937	1,930,327
Total liabilities and equity	$3,884,203	$3,805,381
  See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Homebuilding:
Home sales revenue	$3,244,087	$2,732,299	$2,329,336
Land and lot sales revenue	8,758	74,269	72,272
Other operations revenue	8,164	2,333	2,314
Total revenues	3,261,009	2,808,901	2,403,922
Cost of home sales	2,536,899	2,173,251	1,836,327
Cost of land and lot sales	25,435	14,888	17,367
Other operations expense	3,174	2,298	2,247
Sales and marketing	187,267	137,066	127,903
General and administrative	155,030	137,764	124,119
Homebuilding income from operations	353,204	343,634	295,959
Equity in (loss) income of unconsolidated entities	(393)	(11,433)	179
Other (loss) income, net	(419)	151	312
Homebuilding income before income taxes	352,392	332,352	296,450
Financial Services:
Revenues	1,738	1,371	1,220
Expenses	582	331	253
Equity in income of unconsolidated entities	8,517	6,426	4,810
Financial services income before income taxes	9,673	7,466	5,777
Income before income taxes	362,065	339,818	302,227
Provision for income taxes	(90,552)	(152,267)	(106,094)
Net income	271,513	187,551	196,133
Net income attributable to noncontrolling interests	(1,602)	(360)	(962)
Net income available to common stockholders	$269,911	$187,191	$195,171
Earnings per share
Basic	$1.82	$1.21	$1.21
Diluted	$1.81	$1.21	$1.21
Weighted average shares outstanding
Basic	148,183,431	154,134,411	160,859,782
Diluted	149,004,690	155,085,366	161,381,499
 See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	161,813,750	$1,618	$911,197	$751,868	$1,664,683	$21,780	$1,686,463
Net income	—	—	—	195,171	195,171	962	196,133
Shares issued under share-based awards, net	373,332	4	583	—	587	—	587
Excess tax benefit of share-based awards, net	—	—	(165)	—	(165)	—	(165)
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(1,359)	—	(1,359)	—	(1,359)
Stock-based compensation expense	—	—	12,612	—	12,612	—	12,612
Share repurchases	(3,560,853)	(36)	(42,046)	—	(42,082)	—	(42,082)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,363)	(3,363)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(316)	(316)
Balance at December 31, 2016	158,626,229	1,586	880,822	947,039	1,829,447	19,063	1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	1,512	793,980	1,134,230	1,929,722	605	1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	269,911	269,911	1,602	271,513
Shares issued under share-based awards	891,323	9	1,934	—	1,943	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	14,814	—	14,814	—	14,814
Share repurchases	(10,392,609)	(104)	(145,959)	—	(146,063)	—	(146,063)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,194)	(2,194)
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$271,513	$187,551	$196,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,097	3,500	3,087
Equity in (income) loss of unconsolidated entities, net	(8,124)	5,007	(4,989)
Deferred income taxes, net	11,074	46,810	7,434
Amortization of stock-based compensation	14,814	15,906	12,612
Charges for impairments and lot option abandonments	5,085	2,053	1,470
Excess tax deficit of share-based awards	—	—	(165)
Changes in assets and liabilities:
Real estate inventories	(91,757)	(205,229)	(388,145)
Receivables	74,545	(44,280)	576
Other assets	(9,895)	13,487	(8,501)
Accounts payable	3,222	2,618	5,412
Accrued expenses and other liabilities	1,906	67,036	10,490
Returns on investments in unconsolidated entities, net	9,182	7,215	6,276
Net cash provided by (used in) operating activities	310,662	101,674	(158,310)
Cash flows from investing activities:
Purchases of property and equipment	(31,651)	(2,605)	(3,985)
Proceeds from sale of property and equipment	8	6	9
Investments in unconsolidated entities	(2,274)	(980)	(32)
Net cash paid for acquisition	(61,495)	—	—
Net cash used in investing activities	(95,412)	(3,579)	(4,008)
Cash flows from financing activities:
Borrowings from debt	125,000	500,000	541,069
Repayment of debt	(193,105)	(413,726)	(330,858)
Debt issuance costs	—	(5,957)	(5,062)
Net repayments of debt held by variable interest entities	—	—	(2,442)
Contributions from noncontrolling interests	—	—	1,955
Distributions to noncontrolling interests	(2,194)	(1,333)	(5,318)
Proceeds from issuance of common stock under share-based awards	1,943	12,291	587
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	(2,896)	(1,359)
Share repurchases	(146,063)	(112,217)	(42,082)
Net cash (used in) provided by financing activities	(220,468)	(23,838)	156,490
Net (decrease) increase in cash and cash equivalents	(5,218)	74,257	(5,828)
Cash and cash equivalents - beginning of year	282,914	208,657	214,485
Cash and cash equivalents - end of year	$277,696	$282,914	$208,657
 See accompanying notes.

TRI POINTE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Organization
TRI Pointe Group, Inc. (“TRI Pointe Group”) is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across ten states, including Maracay in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California, Colorado and the Carolinas and Winchester Homes in Maryland and Virginia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of December 31, 2018 and 2017 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” used herein refer to TRI Pointe Group and its consolidated subsidiaries.
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

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). ASC 606 supersedes the revenue-recognition requirements in ASC Topic 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and eliminates certain cost guidance related to construction-type and production-type contracts in accordance with ASC 970. In addition, ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which provided updated guidance related to certain costs incurred in obtaining and fulfilling contracts with customers. Collectively, we refer to ASC 606 and Subtopic 340-40 as ASC 606 throughout this filing. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. We have adopted and applied this updated revenue recognition and cost policy as of January 1, 2018. See Adoption of New Accounting Standards below.
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
When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.
Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing monthly sales absorption rates has a direct impact on the estimated per unit sales price of a home and the level of time sensitive costs (such as indirect construction, overhead and carrying costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time.
If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. We perform a quarterly review for indicators of impairment. For the years ended December 31, 2018 and December 31, 2016, we did not incur any real estate inventory impairment charges. For the year ended December 31, 2017, we recorded impairment charges of $854,000.
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
Investments in Unconsolidated Entities
We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment has been impaired beyond a temporary period of time. For the year ended December 31, 2017, we had a $13.2 million impairment charge related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. For the years ended December 31, 2018 and 2016, we did not have any impairment charges related to investments in unconsolidated entities.
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

Sales and Marketing Expense
Following the adoption of ASC 606 on January 1, 2018, costs incurred for tangible assets directly used in the sales process that were previously capitalized to real estate inventories and amortized to cost of home sales, such as our sales offices, and model landscaping and furnishings, are capitalized to other assets and amortized to selling expense as the underlying homes are delivered. All other sales and marketing costs that were previously capitalized to real estate inventories and amortized to cost of home sales, such as advertising signage, brochures, and model and sales office conversion costs are expensed as incurred as selling expense. See Adoption of New Accounting Standards below.
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
The enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, among other things, reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. This resulted in a $22.0 million reduction in our deferred tax asset for the year ended December 31, 2017. For further details, see Note 15, Income Taxes.
We classify any interest and penalties related to income taxes as part of income tax expense.
Business Combinations
We account for business combinations in accordance with ASC Topic 805, Business Combinations, if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill. During the fourth quarter of 2018 we acquired a Dallas-based homebuilder for an all cash purchase price of approximately $61.5 million. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. For further details, see Note 5, Real Estate Inventories.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2018. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.
For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2018 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2018, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2018, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
In accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2018, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
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
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Codified as “ASC 842”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with durations of greater than 12 months, but record expenses on the statements of operations in a manner similar to current accounting. The guidance also requires more disclosures about leases in the notes to consolidated financial statements. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and, at that time, we will adopt the new standard using a modified retrospective approach by recognizing a cumulative effect adjustment to the opening balance sheet. We have elected the transition package of three practical expedients permitted under ASC 842, which among other things, allows us to retain the current operating classification for all our existing leases prior to the effective adoption period. We have substantially completed our evaluation on the impact that the adoption of ASC 842 may have on our consolidated financial statements and disclosures, and we expect to recognize additional lease assets and liabilities of approximately $58 million to reflect the present value of remaining lease payments under existing leasing arrangements. The actual impact may differ from our estimate. While the adoption of ASC 842 will impact on our consolidated balance sheet, we do not expect that there will be a material impact to our consolidated statements of operations or cash flows.
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
Our cumulative adjustment to retained earnings on January 1, 2018 related primarily to the impact of ASC 340-40 and the timing of recognition and classification in our consolidated financial statements of certain sales office, model and other marketing related costs that we incur to obtain sales contracts from our customers. See our Real Estate Inventories and Cost of Sales and Revenue Recognition accounting policy above.
In accordance with ASC 606 disclosure requirements, the impact of adopting ASC 606 on our consolidated statements of operations and balance sheets for the year ended December 31, 2018 was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Operations
Revenues
Home sales	$3,244,087	$3,244,669	$(582)

Costs and expenses
Cost of home sales	2,536,899	2,575,992	(39,093)
Sales and marketing	187,267	159,482	27,785
Provision for income taxes	(90,552)	(87,871)	2,681
Net income	269,911	261,866	8,045
Diluted earnings per share	$1.81	$1.76	$0.05

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Real estate inventories	$3,216,059	$3,258,232	$(42,173)
Deferred tax assets, net	67,768	62,656	5,112
Other assets	105,251	64,033	41,218

Liabilities
Accrued expenses and other liabilities	335,149	335,344	(195)

Equity
Retained earnings	1,396,787	1,392,435	4,352
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
Home sales revenue
We generate the majority of our total revenues from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers is immaterial.
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
Property and casualty insurance agency operations
TRI Pointe Advantage is a wholly owned subsidiary of TRI Pointe and provides property and casualty insurance agency services that help facilitate the closing process in all of the markets in which we operate. These operations began in February 2018 and have not generated a material amount of revenue.  We expect revenue from these operations to increase as customers use these services to procure homeowners insurance, with further revenue potential as customers renew their insurance coverages beyond the initial coverage periods.  The total consideration for these services, including renewal options, is estimated upon the issuance of the initial insurance policy, subject to constraint. TRI Pointe Advantage revenue is included in the Financial Services section of our consolidated statements of operations.

2.	Segment Information

We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding companies, each operating under different brand names, through which we acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, brand names, and underlying demand and supply. Based upon these factors, our homebuilding operations comprise the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California, Colorado and the early stages of expansion into the Carolinas; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our TRI Pointe Solutions financial services operation is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, our TRI Pointe Assurance title services operations, and our TRI Pointe Advantage property and casualty insurance agency operations. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	2018	2017	2016
Revenues
Maracay	$263,321	$296,768	$255,253
Pardee Homes	999,710	826,033	730,848
Quadrant Homes	307,706	247,939	213,221
Trendmaker Homes	310,730	253,825	244,001
TRI Pointe Homes	1,073,592	927,247	723,186
Winchester Homes	305,950	257,089	237,413
Total homebuilding revenues	3,261,009	2,808,901	2,403,922
Financial services	1,738	1,371	1,220
Total	$3,262,747	$2,810,272	$2,405,142
Income before taxes
Maracay	$23,281	$23,987	$17,189
Pardee Homes	191,793	198,738	204,237
Quadrant Homes	38,366	32,671	21,209
Trendmaker Homes	25,228	16,764	15,353
TRI Pointe Homes	115,632	89,811	62,013
Winchester Homes	23,981	15,472	16,147
Corporate	(65,889)	(45,091)	(39,698)
Total homebuilding income before income taxes	352,392	332,352	296,450
Financial services	9,673	7,466	5,777
Total	$362,065	$339,818	$302,227

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2018	December 31, 2017
Real estate inventories
Maracay	$293,217	$243,883
Pardee Homes	1,286,877	1,245,659
Quadrant Homes	279,486	257,887
Trendmaker Homes	271,061	204,926
TRI Pointe Homes	812,799	855,727
Winchester Homes	272,619	297,471
Total	$3,216,059	$3,105,553
Total assets
Maracay	$318,703	$268,866
Pardee Homes	1,391,503	1,346,296
Quadrant Homes	313,947	312,803
Trendmaker Homes	325,943	224,995
TRI Pointe Homes	987,610	1,062,920
Winchester Homes	298,602	313,921
Corporate	228,010	262,740
Total homebuilding assets	3,864,318	3,792,541
Financial services	19,885	12,840
Total	$3,884,203	$3,805,381

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income available to common stockholders	$269,911	$187,191	$195,171
Denominator:
Basic weighted-average shares outstanding	148,183,431	154,134,411	160,859,782
Effect of dilutive shares:
Stock options and unvested restricted stock units	821,259	950,955	521,717
Diluted weighted-average shares outstanding	149,004,690	155,085,366	161,381,499
Earnings per share
Basic	$1.82	$1.21	$1.21
Diluted	$1.81	$1.21	$1.21
Antidilutive stock options not included in diluted earnings per share	1,645,816	3,288,340	4,551,337

4.	Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Escrow proceeds and other accounts receivable, net	$13,995	$89,783
Warranty insurance receivable (Note 13)	37,597	35,817
Total receivables	$51,592	$125,600

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $667,000 in 2018 and $330,000 in 2017.

5.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Real estate inventories owned:
Homes completed or under construction	$959,911	$793,685
Land under development	1,743,537	1,934,556
Land held for future development	201,874	138,651
Model homes	238,828	211,658
Total real estate inventories owned	3,144,150	3,078,550
Real estate inventories not owned:
Land purchase and land option deposits	71,909	27,003
Total real estate inventories not owned	71,909	27,003
Total real estate inventories	$3,216,059	$3,105,553

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The real estate inventories owned balance was impacted by our one-time cumulative adjustment entry resulting from the adoption of ASC 606. As a result of our cumulative adjustment, the December 31, 2017 balance decreased by $49.3 million on January 1, 2018. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
During the fourth quarter of 2018, we acquired a Dallas-based homebuilder for an all cash purchase price of approximately $61.5 million. This transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"). As a result of this transaction, we recorded approximately $63.2 million of real estate inventories owned, approximately $5.5 million of other assets and approximately $7.2 million of accounts payable and other accrued liabilities. As of December 31, 2018, the purchase price accounting reflected in the accompanying financial statements is substantially complete and is based on estimates and assumptions that are subject to change within the measurement period that may impact the fair value of the assets and liabilities above (including inventories, other assets and accrued liabilities). All net assets and operations acquired in this transaction are included in the Trendmaker Homes reporting segment in Note 2, Segment Information. This transaction did not materially impact our statement of operations for the year ended December 31, 2018.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest incurred	$91,631	$84,264	$68,306
Interest capitalized	(91,631)	(84,264)	(68,306)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$176,348	$157,329	$140,311
Interest capitalized as a cost of inventory	91,631	84,264	68,306
Interest previously capitalized as a cost of inventory, included in cost of sales	(83,579)	(65,245)	(51,288)
Capitalized interest in ending inventory	$184,400	$176,348	$157,329

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income, net on the consolidated statements of operations.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate inventory impairments	$—	$854	$—
Land and lot option abandonments and pre-acquisition costs	5,085	1,199	1,470
Total	$5,085	$2,053	$1,470

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

As of December 31, 2018, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 3% to 65%, depending on the investment, with no controlling interest held in any of these investments.
Investments Held
Our cumulative investment in entities accounted for on the equity method, including our share of earnings and losses, consisted of the following (in thousands):

	December 31,
	2018	2017
Limited liability company interests	$2,701	$2,687
General partnership interests	2,709	3,183
Total	$5,410	$5,870

In the fourth quarter of 2017, we fully impaired a $13.2 million investment in a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. This $13.2 million impairment charge is included in equity in (loss) income of unconsolidated entities under our homebuilding operations on the consolidated statements of operations. Although we continue to hold a 3% equity stake in the joint venture, we are a non-funding member of the limited liability company and we expect our equity stake to be further diluted. This impairment charge is included in the Pardee Homes reporting segment in Note 2, Segment Information.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2018	2017
Assets
Cash	$13,337	$11,678
Receivables	4,674	6,564
Real estate inventories	99,864	99,997
Other assets	811	936
Total assets	$118,686	$119,175
Liabilities and equity
Accounts payable and other liabilities	$11,631	$12,208
Company’s equity	5,410	5,870
Outside interests' equity	101,645	101,097
Total liabilities and equity	$118,686	$119,175

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net sales	$28,745	$24,247	$18,725
Other operating expense	(17,447)	(13,904)	(11,315)
Other income	97	120	4
Net income	$11,395	$10,463	$7,414
Company’s equity in income (loss) of unconsolidated entities	$8,124	$(5,007)	$4,989

7.	Variable Interest Entities

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2018			December 31, 2017
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	41,198	433,720	N/A	3,418	112,590	N/A
Other land option agreements	30,711	307,498	N/A	23,585	269,349	N/A
Total	$71,909	$741,218	$—	$27,003	$381,939	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $7.5 million and $4.5 million as of December 31, 2018 and 2017, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with the Merger with WRECO. As of December 31, 2018 and 2017, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. The Company's goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of December 31, 2018, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,856)	21,123	27,979	(6,322)	21,657
Total	$167,283	$(6,856)	$160,427	$167,283	$(6,322)	$160,961

The remaining useful life of our amortizing intangible asset related to Maracay was 7.2 and 8.2 years as of December 31, 2018 and 2017, respectively. Amortization expense related to this intangible asset was $534,000 for each of the years ended December 31, 2018 and 2017, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

2019	$534
2020	534
2021	534
2022	534
2023	534
Thereafter	1,153
Total	$3,823

9.	Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid expenses	$31,983	$13,040
Refundable fees and other deposits	12,376	16,012
Development rights, held for future use or sale	845	2,569
Deferred loan costs	2,424	3,427
Operating properties and equipment, net	54,198	10,528
Other	3,425	2,494
Total	$105,251	$48,070

Operating properties and equipment, net was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 606. As a result of our cumulative adjustment, the December 31, 2017 balance increased by $39.5 million on January 1, 2018. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued payroll and related costs	$44,010	$36,863
Warranty reserves (Note 13)	71,836	69,373
Estimated cost for completion of real estate inventories	114,928	105,864
Customer deposits	17,464	19,568
Income tax liability to Weyerhaeuser	6,577	7,706
Accrued income taxes payable	8,335	30,672
Liability for uncertain tax positions	972	1,458
Accrued interest	12,572	11,014
Accrued insurance expense	—	1,187
Other tax liabilities	21,892	33,671
Other	36,563	13,506
Total	$335,149	$330,882

11.	Senior Notes and Unsecured Revolving Credit Facility
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
4.375% Senior Notes due June 15, 2019	$381,895	$450,000
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(21,091)	(28,698)
Total	$1,410,804	$1,471,302
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
TRI Pointe Group and its 100% owned subsidiary TRI Pointe Homes, Inc. ("TRI Pointe Homes") are co-issuers of the 4.375% Senior Notes due 2019 (the "2019 Notes") and the 5.875% Senior Notes due 2024 (the "2024 Notes"). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and the 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the year ended December 31, 2018 we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
As of December 31, 2018 there was $14.6 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.5 million and $10.6 million as of December 31, 2018 and 2017, respectively.
Unsecured Revolving Credit Facility
On June 20, 2017, the Company modified its existing unsecured revolving credit facility (the “Credit Facility”) to extend the maturity date by two years to May 18, 2021, while decreasing the total commitments under the Credit Facility to $600 million from $625 million. In addition, the Credit Facility was modified to give the Company the option to make offers to the lenders to extend the maturity date of the Credit Facility in twelve-month increments, subject to the satisfaction of certain conditions. The Credit Facility contains a sublimit of $75.0 million for letters of credit. The Company may borrow under the Credit Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Credit Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Credit Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. As of December 31, 2018, we had no outstanding debt under the Credit Facility and $568.2 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of December 31, 2018 there was $2.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the life of the Credit Facility, maturing on May 18, 2021.  Accrued interest related to the Credit Facility was $402,000 and $426,000 as of December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, we had outstanding letters of credit of $31.8 million and $7.7 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the years ended December 31, 2018 and 2017, the Company incurred interest of $91.6 million and $84.3 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2018 and 2017, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $8.0 million and $7.6 million for the years ended December 31, 2018 and 2017, respectively.  Accrued interest related to all outstanding debt at December 31, 2018 and 2017 was $12.6 million and $11.0 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at December 31, 2018 and 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2018		December 31, 2017
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,425,397	$1,308,826	$1,491,229	$1,552,335
   __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $14.6 million and $19.9 million as of December 31, 2018 and 2017, respectively. The estimated fair value of our Senior Notes at December 31, 2018 and 2017 is based on quoted market prices.

At December 31, 2018 and 2017, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	$—	$—	$854	$12,950

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. Legal reserves were $17.5 million and zero as of December 31, 2018 and 2017, respectively.
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

On May 18, 2018, Pardee Homes filed a motion for summary judgment in the action, which had a rescheduled hearing date of September 28, 2018. At the hearing, the court denied the motion for summary judgment. On October 22, 2018, Pardee Homes filed with an appellate court a writ of mandate appealing the trial court's denial of the motion for summary judgment, which writ of mandate was denied by the appellate court. On January 30, 2019, Pardee Homes and Scripps entered into a confidential settlement agreement and mutual general release pursuant to which Pardee Homes agreed to pay a settlement amount of $17.5 million and Scripps agreed to dismiss the lawsuit with prejudice. The parties also agreed to mutual general releases of all claims. On February 4, 2019, Pardee Homes paid the $17.5 million settlement amount to Scripps, and Scripps filed a request for dismissal of the lawsuit on February 7, 2019, which was entered by the court on February 21, 2019. This amount was included in accrued expenses and other liabilities on our consolidated balance sheet and in cost of land and lot sales in our consolidated statements of operations as of and for the year ended December 31, 2018.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $37.6 million and $35.8 million as of December 31, 2018 and 2017, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Warranty reserves, beginning of period	$69,373	$83,135	$45,948
Warranty reserves accrued	25,340	13,336	12,712
Adjustments to pre-existing reserves(1)	(4,286)	(9,354)	36,826
Warranty expenditures	(18,591)	(17,744)	(12,351)
Warranty reserves, end of period	$71,836	$69,373	$83,135
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
Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2018 and December 31, 2017, the Company had outstanding surety bonds totaling $685.7 million and $627.1 million, respectively. As of December 31, 2018 and December 31, 2017, our estimated cost to complete obligations related to these surety bonds was $423.4 million and $537.4 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
Operating Leases
Office Space, Buildings and Equipment
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms up to ten years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.  The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancellable lease terms in excess of one year, are as follows (in thousands):

2019	$7,502
2020	7,883
2021	6,776
2022	5,198
2023	4,088
Thereafter	8,094
$39,541

For the years ended December 31, 2018, 2017 and 2016, rental expense was $7.8 million, $6.9 million and $6.4 million, respectively.  Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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
For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings.  Our lease commitments under this ground lease, which extends through 2071, were (in thousands):

2019	$2,359
2020	2,359
2021	2,359
2022	2,359
2023	2,359
Thereafter	75,592
$87,387

This ground lease has been subleased through 2041 to the buyers of the commercial buildings. Our lease commitments through 2041 total $54.2 million as of December 31, 2018, and are fully offset by sublease receipts under the noncancellable subleases.
For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner. However, we have guaranteed the performance of the buyers/lessees. As of December 31, 2018, guaranteed future payments on the lease, which expires in 2041, were $12.5 million.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2018, we had $71.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $741.2 million (net of deposits).
Our utilization of land option contracts and land banking arrangements is dependent on, among other things, the availability of land sellers or land banking firms willing to enter into such option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

14.	Stock-Based Compensation

2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013, amended with the approval of our stockholders in 2014 and 2015, and amended and restated in 2019. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. On February 21, 2019, our board of directors approved an amendment and restatement of the 2013 Incentive Plan. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, bonus stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2018 there were 6,455,011 shares available for future grant under the 2013 Incentive Plan.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total stock-based compensation	$14,814	$15,906	$12,612

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2018, total unrecognized stock-based compensation related to all stock-based awards was $16.9 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2018:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	1,154,658	$14.16	4.9	$4,350
Granted	—	—	—
Exercised	(171,747)	$12.05
Forfeited	(29,006)	$12.73
Options outstanding at December 31, 2018	953,905	$14.58	4.2	$296
Options exercisable at December 31, 2018	953,905	$14.58	4.2	$296

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company's common stock at the end of the period and the exercise price of each stock option award to the extent it is considered "in-the-money". A stock option award is considered to be "in-the-money" if the fair market value of the Company's stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2018, 2017 and 2016 was $873,000, $4.5 million and $324,000, respectively. There were no stock option awards granted during the years ended December 31, 2018, 2017 and 2016.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2017	4,307,592	$9.80	$77,192
Granted	1,131,231	$15.77
Vested	(1,102,727)	$12.47
Forfeited	(994,248)	$9.40
Nonvested RSUs at December 31, 2018	3,341,848	$11.05	$36,526

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $17.8 million, $8.8 million and $4.6 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 were $15.8 million, $18.4 million and $21.8 million, respectively.

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

On February 15, 2018, the Compensation Committee of our Board of Directors certified the performance achieved with respect to performance-based RSUs granted to the Company’s Chief Executive Officer, President, and Chief Financial Officer in 2015 that resulted in the issuance of 197,898 shares of our common stock under the 2013 Incentive Plan. The vesting of these performance-based RSUs are included in the table above. RSUs that were forfeited, as reflected in the table above, during the year ended December 31, 2018 included performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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

15.	Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$70,098	$95,814	$90,387
State	10,941	8,961	8,744
Total current taxes	81,039	104,775	99,131
Deferred:
Federal	(350)	37,151	5,749
State	9,863	10,341	1,214
Total deferred taxes	9,513	47,492	6,963
Total income tax expense	$90,552	$152,267	$106,094

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Taxes at the U.S. federal statutory rate	$76,009	$118,936	$105,779
State income taxes, net of federal tax impact	13,603	10,712	9,539
Domestic production activities deduction	—	(7,108)	(5,037)
Non-deductible transaction costs	234	541	305
Change in valuation allowance	—	3,256	(4,038)
Tax Cuts and Jobs Act	(740)	21,961	—
Other, net	1,446	3,969	(454)
Total income tax expense	$90,552	$152,267	$106,094
Effective income tax rate	25.0%	44.8%	35.1%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Impairment and other valuation reserves	$37,573	$40,438
Incentive compensation	5,946	5,851
Indirect costs capitalized	20,348	19,574
Net operating loss carryforwards (state)	18,702	25,172
State taxes	2,275	2,181
Other costs and expenses	10,848	11,354
Gross deferred tax assets	95,692	104,570
Valuation allowance	(3,449)	(3,478)
Deferred tax assets, net of valuation allowance	92,243	101,092
Deferred tax liabilities:
Interest capitalized	(7,355)	(7,144)
Basis difference in inventory	(8,170)	(9,207)
Fixed assets	(2,473)	(1,710)
Intangibles	(5,187)	(5,360)
Deferred financing costs	(802)	(898)
Other	(488)	(360)
Deferred tax liabilities	(24,475)	(24,679)
Net deferred tax assets	$67,768	$76,413

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all the enactment-date income tax effects of the Act under ASC 740, Income tax for the remeasurement of deferred tax assets and liabilities and the grandfathering provisions related to performance - based executive compensation.

At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act. In the quarter ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%) by recording a provisional amount of $22.0 million. Upon further analysis of certain aspects of the Act and refinement of our calculations during the year ended December 31, 2018, the Company recorded a benefit of $740,000 due to favorable provision to return adjustments upon filing of the federal consolidated return.
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
As of December 31, 2018, the Company had a state net operating loss carryforward of $283.3 million, which will expire between 2028 and 2036. As of December 31, 2018 and 2017, we had a valuation allowance on our deferred tax assets of $3.4 million and $3.5 million, respectively. Our valuation allowance increased in 2017 due to a $13.2 million impairment of our investment in a limited liability company joint venture for the entitlement and development of land located in a Los Angeles County, California that was recorded in the fourth quarter of 2017. A valuation allowance was recorded against the deferred tax asset related to this impairment due to the fact that the joint venture if disposed at its carrying value would result in a capital loss, the realization of which is uncertain.

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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2015-2017 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$1,521	$—
Increase (decrease) related to prior year tax positions	(507)	1,521
Balance at end of year	$1,014	$1,521
 The Company classifies interest and penalties related to income taxes as part of income tax expense. The Company has not recorded any tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2018, 2017 and 2016. The Company estimates that the uncertain tax positions, if reversed, would result in a tax benefit of approximately $972,000.

16.	Related Party Transactions
We had no related party transactions for the years ended December 31, 2018 or 2017.
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

17.	Supplemental Disclosure to Consolidated Statement of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $82,034, $77,193 and $53,028	$—	$—	$—
Income taxes	$102,149	$74,388	$117,215
Supplemental disclosures of noncash activities:
Accrued liabilities related to the purchase of operating properties and equipment	$685	$—	$1,828
Amortization of senior note discount capitalized to real estate inventory	$2,112	$2,048	$1,815
Amortization of deferred loan costs capitalized to real estate inventory	$5,927	$5,578	$4,642
Increase in other assets related to adoption of ASC 606	$39,534	$—	$—
Effect of net consolidation and de-consolidation of variable interest entities:
(Decrease) increase in consolidated real estate inventory not owned	$—	$(17,485)	$(316)
Decrease (increase) in noncontrolling interests	$—	$17,485	$316

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at December 31, 2018 and December 31, 2017, condensed consolidating statements of operations for the full years ended December 31, 2018, 2017 and 2016, and condensed consolidating statements of cash flows for the full years ended December 31, 2018, 2017 and 2016.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$148,129	$129,567	$—	$277,696
Receivables	16,589	35,003	—	51,592
Intercompany receivables	758,501	—	(758,501)	—
Real estate inventories	812,799	2,403,260	—	3,216,059
Investments in unconsolidated entities	—	5,410	—	5,410
Goodwill and other intangible assets, net	156,604	3,823	—	160,427
Investments in subsidiaries	1,672,635	—	(1,672,635)	—
Deferred tax assets, net	14,822	52,946	—	67,768
Other assets	12,984	92,267	—	105,251
Total Assets	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Liabilities
Accounts payable	$13,433	$67,880	$—	$81,313
Intercompany payables	—	758,501	(758,501)	—
Accrued expenses and other liabilities	111,902	223,247	—	335,149
Senior notes, net	1,410,804	—	—	1,410,804
Total Liabilities	1,536,139	1,049,628	(758,501)	1,827,266
Equity
Total stockholders’ equity	2,056,924	1,672,635	(1,672,635)	2,056,924
Noncontrolling interests	—	13	—	13
Total Equity	2,056,924	1,672,648	(1,672,635)	2,056,937
Total Liabilities and Equity	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$176,684	$106,230	$—	$282,914
Receivables	56,021	69,579	—	125,600
Intercompany receivables	794,550	—	(794,550)	—
Real estate inventories	855,727	2,249,826	—	3,105,553
Investments in unconsolidated entities	—	5,870	—	5,870
Goodwill and other intangible assets, net	156,604	4,357	—	160,961
Investments in subsidiaries	1,448,690	—	(1,448,690)	—
Deferred tax assets, net	10,892	65,521	—	76,413
Other assets	3,465	44,605	—	48,070
Total Assets	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Liabilities
Accounts payable	$9,364	$63,506	$—	$72,870
Intercompany payables	—	794,550	(794,550)	—
Accrued expenses and other liabilities	92,245	238,637	—	330,882
Senior notes, net	1,471,302	—	—	1,471,302
Total Liabilities	1,572,911	1,096,693	(794,550)	1,875,054
Equity
Total stockholders’ equity	1,929,722	1,448,690	(1,448,690)	1,929,722
Noncontrolling interests	—	605	—	605
Total Equity	1,929,722	1,449,295	(1,448,690)	1,930,327
Total Liabilities and Equity	$3,502,633	$2,545,988	$(2,243,240)	$3,805,381

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$1,073,592	$2,170,495	$—	$3,244,087
Land and lot sales revenue	—	8,758	—	8,758
Other operations revenue	—	8,164	—	8,164
Total revenues	1,073,592	2,187,417	—	3,261,009
Cost of home sales	877,928	1,658,971	—	2,536,899
Cost of land and lot sales	17,500	7,935	—	25,435
Other operations expense	—	3,174	—	3,174
Sales and marketing	48,593	138,674	—	187,267
General and administrative	78,669	76,361	—	155,030
Homebuilding income from operations	50,902	302,302	—	353,204
Equity in loss of unconsolidated entities	—	(393)	—	(393)
Other (loss) income, net	(623)	204	—	(419)
Homebuilding income before taxes	50,279	302,113	—	352,392
Financial Services:
Revenues	—	1,738	—	1,738
Expenses	—	582	—	582
Equity in income of unconsolidated entities	—	8,517	—	8,517
Financial services income before taxes	—	9,673	—	9,673
Income before taxes	50,279	311,786	—	362,065
Provision for income taxes	(13,084)	(77,468)	—	(90,552)
Equity of net income (loss) of subsidiaries	232,716	—	(232,716)	—
Net income (loss)	269,911	234,318	(232,716)	271,513
Net income attributable to noncontrolling interests	—	(1,602)	—	(1,602)
Net income (loss) available to common stockholders	$269,911	$232,716	$(232,716)	$269,911

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$927,247	$1,805,052	$—	$2,732,299
Land and lot sales revenue	—	74,269	—	74,269
Other operations revenue	—	2,333	—	2,333
Total revenues	927,247	1,881,654	—	2,808,901
Cost of home sales	780,732	1,392,519	—	2,173,251
Cost of land and lot sales	—	14,888	—	14,888
Other operations expense	—	2,298	—	2,298
Sales and marketing	34,286	102,780	—	137,066
General and administrative	67,006	70,758	—	137,764
Homebuilding income from operations	45,223	298,411	—	343,634
Equity in loss of unconsolidated entities	—	(11,433)	—	(11,433)
Other income, net	38	113	—	151
Homebuilding income before taxes	45,261	287,091	—	332,352
Financial Services:
Revenues	—	1,371	—	1,371
Expenses	—	331	—	331
Equity in income of unconsolidated entities	—	6,426	—	6,426
Financial services income before taxes	—	7,466	—	7,466
Income before taxes	45,261	294,557	—	339,818
Provision for income taxes	(22,501)	(129,766)	—	(152,267)
Equity of net income (loss) of subsidiaries	164,431	—	(164,431)	—
Net income (loss)	187,191	164,791	(164,431)	187,551
Net income attributable to noncontrolling interests	—	(360)	—	(360)
Net income (loss) available to common stockholders	$187,191	$164,431	$(164,431)	$187,191

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$723,186	$1,606,150	$—	$2,329,336
Land and lot sales revenue	—	72,272	—	72,272
Other operations revenue	—	2,314	—	2,314
Total revenues	723,186	1,680,736	—	2,403,922
Cost of home sales	607,316	1,229,011	—	1,836,327
Cost of land and lot sales	—	17,367	—	17,367
Other operations expense	—	2,247	—	2,247
Sales and marketing	29,092	98,811	—	127,903
General and administrative	59,327	64,792	—	124,119
Homebuilding income from operations	27,451	268,508	—	295,959
Equity in income of unconsolidated entities	—	179	—	179
Other (loss) income, net	149	163	—	312
Homebuilding income before taxes	27,600	268,850	—	296,450
Financial Services:
Revenues	—	1,220	—	1,220
Expenses	—	253	—	253
Equity in income of unconsolidated entities	—	4,810	—	4,810
Financial services income before taxes	—	5,777	—	5,777
Income before taxes	27,600	274,627	—	302,227
Provision for income taxes	(11,322)	(94,772)	—	(106,094)
Equity of net income (loss) of subsidiaries	178,893	—	(178,893)	—
Net income (loss)	195,171	179,855	(178,893)	196,133
Net income attributable to noncontrolling interests	—	(962)	—	(962)
Net income (loss) available to common stockholders	$195,171	$178,893	$(178,893)	$195,171

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$156,976	$153,686	$—	$310,662
Cash flows from investing activities:
Purchases of property and equipment	(8,038)	(23,613)	—	(31,651)
Proceeds from sale of property and equipment	—	8	—	8
Investments in unconsolidated entities	—	(2,274)	—	(2,274)
Intercompany	40,781	—	(40,781)	—
Net cash paid for acquisition	—	(61,495)	—	(61,495)
Net cash provided by (used in) investing activities	32,743	(87,374)	(40,781)	(95,412)
Cash flows from financing activities:
Borrowings from debt	125,000	—	—	125,000
Repayment of debt	(193,105)	—	—	(193,105)
Debt issuance costs	—	—	—	—
Distributions to noncontrolling interests	—	(2,194)	—	(2,194)
Proceeds from issuance of common stock under share-based awards	1,943	—	—	1,943
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	—	—	(6,049)
Share repurchases	(146,063)	—	—	(146,063)
Intercompany	—	(40,781)	40,781	—
Net cash (used in) provided by financing activities	(218,274)	(42,975)	40,781	(220,468)
Net (decrease) increase in cash and cash equivalents	(28,555)	23,337	—	(5,218)
Cash and cash equivalents - beginning of year	176,684	106,230	—	282,914
Cash and cash equivalents - end of year	$148,129	$129,567	$—	$277,696

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$73,208	$28,466	$—	$101,674
Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(1,181)	—	(2,605)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(980)	—	(980)
Intercompany	(14,163)	—	14,163	—
Net cash (used in) provided by investing activities	(15,587)	(2,155)	14,163	(3,579)
Cash flows from financing activities:
Borrowings from debt	500,000	—	—	500,000
Repayment of debt	(413,726)	—	—	(413,726)
Debt issuance costs	(5,957)	—	—	(5,957)
Distributions to noncontrolling interests	—	(1,333)	—	(1,333)
Proceeds from issuance of common stock under share-based awards	12,291	—	—	12,291
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	—	—	(2,896)
Share repurchases	(112,217)	—	—	(112,217)
Intercompany	—	14,163	(14,163)	—
Net cash (used in) provided by financing activities	(22,505)	12,830	(14,163)	(23,838)
Net increase in cash and cash equivalents	35,116	39,141	—	74,257
Cash and cash equivalents - beginning of year	141,568	67,089	—	208,657
Cash and cash equivalents - end of year	$176,684	$106,230	$—	$282,914

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(179,397)	$21,087	$—	$(158,310)
Cash flows from investing activities:
Purchases of property and equipment	(1,603)	(2,382)	—	(3,985)
Proceeds from sale of property and equipment	—	9	—	9
Investments in unconsolidated entities	—	(32)	—	(32)
Intercompany	12,102	—	(12,102)	—
Net cash provided by (used in) investing activities	10,499	(2,405)	(12,102)	(4,008)
Cash flows from financing activities:
Borrowings from debt	541,069	—	—	541,069
Repayment of debt	(330,458)	(400)	—	(330,858)
Debt issuance costs	(5,062)	—	—	(5,062)
Repayment of debt payable to Weyerhaeuser	—	(2,442)	—	(2,442)
Decrease in book overdrafts	—	1,955	—	1,955
Distributions to Weyerhaeuser	—	(5,318)	—	(5,318)
Proceeds from issuance of common stock under share-based awards	587	—	—	587
Minimum tax withholding paid on behalf of employees for share-based awards	(1,359)	—	—	(1,359)
Share repurchases	(42,082)	—	—	(42,082)
Intercompany	—	(12,102)	12,102	—
Net cash provided by (used in) financing activities	162,695	(18,307)	12,102	156,490
Net (decrease) increase in cash and cash equivalents	(6,203)	375	—	(5,828)
Cash and cash equivalents - beginning of year	147,771	66,714	—	214,485
Cash and cash equivalents - end of year	$141,568	$67,089	$—	$208,657

19.	Results of Quarterly Operations (Unaudited)
The following table presents our unaudited quarterly financial data (in thousands, except per share amounts).

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$583,676	$771,303	$775,071	$1,132,697
Cost of homes sales and other(2)	451,607	606,111	609,877	897,913
Gross margin	$132,069	$165,192	$165,194	$234,784
Net income	$42,880	$63,680	$63,969	$100,984
Net income attributable to noncontrolling interests	—	—	—	(1,602)
Net income available to common stockholders	$42,880	$63,680	$63,969	$99,382

Earnings per share
Basic	$0.28	$0.42	$0.43	$0.70
Diluted	$0.28	$0.42	$0.43	$0.70
__________

(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$393,391	$570,626	$717,735	$1,128,520
Cost of homes sales and other(2)	319,618	455,476	534,494	880,849
Gross margin	$73,773	$115,150	$183,241	$247,671
Net income	$8,217	$32,803	$72,289	$74,242
Net income attributable to noncontrolling interests	(24)	(89)	(25)	(222)
Net income available to common stockholders	$8,193	$32,714	$72,264	$74,020

Earnings per share
Basic	$0.05	$0.21	$0.48	$0.49
Diluted	$0.05	$0.21	$0.48	$0.49
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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 26, 2019
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Douglas F. Bauer

/s/ Michael D. Grubbs	Chief Financial Officer & Treasurer (Principal Financial Officer)	February 26, 2019
Michael D. Grubbs

/s/ Glenn J. Keeler	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 26, 2019
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 26, 2019
Daniel S. Fulton

/s/ Constance B. Moore	Director	February 26, 2019
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 26, 2019
Vicki D. McWilliams

/s/ Thomas B. Rogers	Director	February 26, 2019
Thomas B. Rogers

Exhibit Number	Exhibit Description
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

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed March 11, 2015))

10.33†	Form of Performance-Based Restricted Stock Unit Award Agreement (stock price) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (filed March 11, 2015))

10.34†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

10.35†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.36†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.37†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.38†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.39†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.41†
Form of Performance-Based Restricted Stock Unit Award Agreement (total stockholder return) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

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

101
The following materials from TRI Pointe Group, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement