Form 10-Q
period 2019-03-31
TRI Pointe Group, Inc.
filed 2019-04-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code (949) 438-1400
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
142,210,147 shares of the registrant's common stock were issued and outstanding as of April 12, 2019.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$148,782	$277,696
Receivables	58,234	51,592
Real estate inventories	3,242,678	3,216,059
Investments in unconsolidated entities	4,191	5,410
Goodwill and other intangible assets, net	160,293	160,427
Deferred tax assets, net	67,761	67,768
Other assets	173,956	105,251
Total assets	$3,855,895	$3,884,203
Liabilities
Accounts payable	$66,605	$81,313
Accrued expenses and other liabilities	319,791	335,149
Senior notes, net	1,412,463	1,410,804
Total liabilities	1,798,859	1,827,266

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 142,210,147 and 141,661,713 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,422	1,417
Additional paid-in capital	658,743	658,720
Retained earnings	1,396,858	1,396,787
Total stockholders’ equity	2,057,023	2,056,924
Noncontrolling interests	13	13
Total equity	2,057,036	2,056,937
Total liabilities and equity	$3,855,895	$3,884,203

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Homebuilding:
Home sales revenue	$492,703	$582,572
Land and lot sales revenue	1,029	223
Other operations revenue	598	598
Total revenues	494,330	583,393
Cost of home sales	421,536	450,502
Cost of land and lot sales	1,495	503
Other operations expense	590	602
Sales and marketing	38,989	38,283
General and administrative	38,597	36,814
Homebuilding (loss) income from operations	(6,877)	56,689
Equity in loss of unconsolidated entities	(25)	(468)
Other income, net	6,241	171
Homebuilding (loss) income before income taxes	(661)	56,392
Financial Services:
Revenues	302	283
Expenses	321	137
Equity in income of unconsolidated entities	775	1,002
Financial services income before income taxes	756	1,148
Income before income taxes	95	57,540
Provision for income taxes	(24)	(14,660)
Net income	$71	$42,880
Earnings per share
Basic	$0.00	$0.28
Diluted	$0.00	$0.28
Weighted average shares outstanding
Basic	141,865,270	151,464,547
Diluted	142,390,163	152,775,851

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	71	71	—	71
Shares issued under share-based awards	548,434	5	193	—	198	—	198
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,605)	—	(3,605)	—	(3,605)
Stock-based compensation expense	—	—	3,435	—	3,435	—	3,435
Balance at March 31, 2019	142,210,147	$1,422	$658,743	$1,396,858	$2,057,023	$13	$2,057,036

Balance at December 31, 2017	151,162,999	$1,512	$793,980	$1,134,230	$1,929,722	$605	$1,930,327
Cumulative effect of accounting change	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	42,880	42,880	—	42,880
Shares issued under share-based awards	759,460	7	968	—	975	—	975
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	3,470	—	3,470	—	3,470
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at March 31, 2018	151,922,459	$1,519	$792,369	$1,169,756	$1,963,644	$604	$1,964,248

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$71	$42,880
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,085	5,488
Equity in income of unconsolidated entities, net	(750)	(534)
Deferred income taxes, net	7	5,024
Amortization of stock-based compensation	3,435	3,470
Charges for impairments and lot option abandonments	5,202	248
Changes in assets and liabilities:
Real estate inventories	(29,695)	(87,107)
Receivables	(6,642)	70,351
Other assets	(5,476)	2,308
Accounts payable	(14,708)	3,379
Accrued expenses and other liabilities	(73,446)	2,165
Returns on investments in unconsolidated entities, net	1,992	2,214
Net cash (used in) provided by operating activities	(114,925)	49,886
Cash flows from investing activities:
Purchases of property and equipment	(7,224)	(2,170)
Proceeds from sale of property and equipment	7	—
Investments in unconsolidated entities	(231)	(947)
Net cash used in investing activities	(7,448)	(3,117)
Cash flows from financing activities:
Repayment of debt	(10)	—
Debt issuance costs	(3,124)	—
Distributions to noncontrolling interests	—	(1)
Proceeds from issuance of common stock under share-based awards	198	975
Minimum tax withholding paid on behalf of employees for share-based awards	(3,605)	(6,049)
Net cash used in financing activities	(6,541)	(5,075)
Net (decrease) increase in cash and cash equivalents	(128,914)	41,694
Cash and cash equivalents–beginning of period	277,696	282,914
Cash and cash equivalents–end of period	$148,782	$324,608

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
TRI Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across ten states, including Maracay in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California, Colorado and the Carolinas and Winchester Homes in Maryland and Virginia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of March 31, 2019 and December 31, 2018 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). Under ASC 606, we apply the following steps to determine the timing and amount of revenue to recognize: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
Home sales revenue
We generate the majority of our total revenues from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Home sales revenue and related profit is generally recognized when title to and possession of the home is transferred to the homebuyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers are immaterial.
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
Other operations revenue
The majority of our other homebuilding operations revenue relates to a ground lease at our Quadrant Homes reporting segment. We are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
Financial services revenues
TRI Pointe Solutions is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, TRI Pointe Assurance title services operations, and TRI Pointe Advantage property and casualty insurance agency operations.
Mortgage financing operations
TRI Pointe Connect was formed as a joint venture with an established mortgage lender and is accounted for under the equity method of accounting.  We record a percentage of income earned by TRI Pointe Connect based on our ownership percentage in this joint venture. TRI Pointe Connect activity appears as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations.
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
Recently Issued Accounting Standards Not Yet Adopted
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.

Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Codified as “ASC 842”), which requires an entity to recognize a lease right-of-use asset and lease liability on the balance sheet for the rights and obligations created by leases with durations of greater than 12 months. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. The guidance also requires more disclosures about leases in the notes to financial statements. We adopted ASC 842 on January 1, 2019, using a modified retrospective approach resulting in the recognition of a cumulative effect adjustment to the opening balance sheet of $57.4 million, which included a lease right-of-use asset offset by a lease liability on our consolidated balance sheet. No prior period adjustment was recorded. Additionally, we have elected the transition package of three practical expedients permitted under ASC 842, which among other things, allows us to retain the current operating classification for all of our existing leases prior the effective adoption date. For further details on the adoption of ASC 842, see Note 13, Commitments and Contingencies.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Maracay	$39,561	$58,455
Pardee Homes	134,863	180,470
Quadrant Homes	43,871	61,903
Trendmaker Homes	70,821	41,408
TRI Pointe Homes	171,791	190,420
Winchester Homes	33,423	50,737
Total homebuilding revenues	494,330	583,393
Financial services	302	283
Total	$494,632	$583,676

Income (loss) before income taxes
Maracay	$1,190	$4,391
Pardee Homes	(791)	39,191
Quadrant Homes	(2,639)	8,140
Trendmaker Homes	(1,598)	370
TRI Pointe Homes	10,209	14,531
Winchester Homes	(766)	1,607
Corporate	(6,266)	(11,838)
Total homebuilding (loss) income before income taxes	(661)	56,392
Financial services	756	1,148
Total	$95	$57,540

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate inventories
Maracay	$320,459	$293,217
Pardee Homes	1,300,853	1,286,877
Quadrant Homes	273,621	279,486
Trendmaker Homes	284,734	271,061
TRI Pointe Homes	780,568	812,799
Winchester Homes	282,443	272,619
Total	$3,242,678	$3,216,059

Total assets
Maracay	$352,968	$318,703
Pardee Homes	1,404,466	1,391,503
Quadrant Homes	346,697	313,947
Trendmaker Homes	315,713	325,943
TRI Pointe Homes	966,252	987,610
Winchester Homes	312,636	298,602
Corporate	136,689	228,010
Total homebuilding assets	3,835,421	3,864,318
Financial services	20,474	19,885
Total	$3,855,895	$3,884,203

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$71	$42,880
Denominator:
Basic weighted-average shares outstanding	141,865,270	151,464,547
Effect of dilutive shares:
Stock options and unvested restricted stock units	524,893	1,311,304
Diluted weighted-average shares outstanding	142,390,163	152,775,851
Earnings per share
Basic	$0.00	$0.28
Diluted	$0.00	$0.28
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,864,509	1,248,483

4.	Receivables
Receivables consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Escrow proceeds and other accounts receivable, net	$20,715	$13,995
Warranty insurance receivable (Note 13)	37,519	37,597
Total receivables	$58,234	$51,592

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $456,000 and $667,000 as of March 31, 2019 and December 31, 2018, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Real estate inventories owned:
Homes completed or under construction	$1,037,271	$959,911
Land under development	1,668,075	1,743,537
Land held for future development	203,476	201,874
Model homes	258,545	238,828
Total real estate inventories owned	3,167,367	3,144,150
Real estate inventories not owned:
Land purchase and land option deposits	75,311	71,909
Total real estate inventories not owned	75,311	71,909
Total real estate inventories	$3,242,678	$3,216,059

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest incurred	$23,373	$21,520
Interest capitalized	(23,373)	(21,520)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$184,400	$176,348
Interest capitalized as a cost of inventory	23,373	21,520
Interest previously capitalized as a cost of inventory, included in cost of sales	(14,333)	(14,242)
Capitalized interest in ending inventory	$193,440	$183,626

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	5,202	248
Total	$5,202	$248

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges. No real estate inventory impairments were recorded for the three-month periods ended March 31, 2019 or 2018, respectively.
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
As of March 31, 2019, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2019	December 31, 2018
Assets
Cash	$10,261	$13,337
Receivables	3,358	4,674
Real estate inventories	100,986	99,864
Other assets	746	811
Total assets	$115,351	$118,686
Liabilities and equity
Accounts payable and other liabilities	$6,930	$11,631
Company’s equity	4,191	5,410
Outside interests’ equity	104,230	101,645
Total liabilities and equity	$115,351	$118,686

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales	$4,111	$4,390
Other operating expense	(2,752)	(3,287)
Other income	8	63
Net income	$1,367	$1,166
Company’s equity in income of unconsolidated entities	$750	$534

7.	Variable Interest Entities
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2019			December 31, 2018
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	49,589	390,757	N/A	41,198	433,720	N/A
Other land option agreements	25,722	271,299	N/A	30,711	307,498	N/A
Total	$75,311	$662,056	$—	$71,909	$741,218	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $7.0 million and $7.5 million as of March 31, 2019 and December 31, 2018, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of March 31, 2019 and December 31, 2018, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of March 31, 2019, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(6,990)	20,989	27,979	(6,856)	21,123
Total	$167,283	$(6,990)	$160,293	$167,283	$(6,856)	$160,427

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 6.9 and 7.2 years as of March 31, 2019 and December 31, 2018, respectively. The net carrying amount related to this intangible asset was $3.7 million and $3.8 million as of March 31, 2019 and December 31, 2018, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended March 31, 2019 and 2018, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay for the remainder of 2019, the next four years and thereafter is (in thousands):

Remainder of 2019	$400
2020	534
2021	534
2022	534
2023	534
Thereafter	1,153
Total	$3,689

9.	Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$30,414	$31,983
Refundable fees and other deposits	18,071	12,376
Development rights, held for future use or sale	2,288	845
Deferred loan costs–loans payable	5,298	2,424
Operating properties and equipment, net	56,462	54,198
Lease right-of-use assets	58,088	—
Other	3,335	3,425
Total	$173,956	$105,251

Lease right-of-use assets was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and related costs	$17,458	$44,010
Warranty reserves (Note 13)	70,947	71,836
Estimated cost for completion of real estate inventories	77,533	114,928
Customer deposits	21,051	17,464
Income tax liability to Weyerhaeuser	577	6,577
Accrued income taxes payable	10,853	8,335
Liability for uncertain tax positions (Note 15)	972	972
Accrued interest	24,345	12,572
Other tax liability	21,171	21,892
Lease liabilities	61,284	3,196
Other	13,600	33,367
Total	$319,791	$335,149

Lease liabilities was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

11.	Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
4.375% Senior Notes due June 15, 2019	$381,885	$381,895
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(19,422)	(21,091)
Total	$1,412,463	$1,410,804

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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the 4.375% Senior Notes due 2019 (the “2019 Notes”) and the 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2019 Notes and the 2024 Notes were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three months ended March 31, 2019, we repurchased and cancelled an aggregate principal amount of $10,000 of the 2019 Notes. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
As of March 31, 2019, there was $13.4 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $23.3 million and $11.5 million as of March 31, 2019 and December 31, 2018, respectively.
Loans Payable
On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90 day delayed draw provision. The Company plans to draw $250 million from the Term Facility in June of 2019 in connection with the maturity of the 2019 Notes. The Company may increase the Credit Facility to not more than $1 billion in the aggregate, at its request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Revolving Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2019, we had no outstanding debt under the Credit Facility and $818.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of March 31, 2019, there was $5.3 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $432,000 and $402,000 as of March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019 and December 31, 2018, we had outstanding letters of credit of $31.2 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended March 31, 2019 and 2018, the Company incurred interest of $23.4 million and $21.5 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.9 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively. Accrued interest related to all outstanding debt at March 31, 2019 and December 31, 2018 was $24.3 million and $12.6 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including those relating to consolidated tangible net worth, leverage, liquidity or interest coverage, and a spec unit inventory test. The Credit Facility also requires that at least 97.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
The Company was in compliance with all applicable financial covenants as of March 31, 2019 and December 31, 2018.

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
Fair Value of Financial Instruments
A summary of assets and liabilities at March 31, 2019 and December 31, 2018, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2019		December 31, 2018
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,425,892	$1,395,794	$1,425,397	$1,308,826
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $13.4 million and $14.6 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Senior Notes at March 31, 2019 and December 31, 2018 is based on quoted market prices.

At March 31, 2019 and December 31, 2018, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the three months ended March 31, 2019 or the year ended December 31, 2018.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserve as of March 31, 2019. As of December 31, 2018, we had a $17.5 million legal reserve related to a settlement in connection with a previously disclosed lawsuit involving a land sale that occurred in 1987. This settlement was paid on February 4, 2019.
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

We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $37.5 million and $37.6 million as of March 31, 2019 and December 31, 2018, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty reserves, beginning of period	$71,836	$69,373
Warranty reserves accrued	4,270	4,746
Warranty expenditures	(5,159)	(3,637)
Warranty reserves, end of period	$70,947	$70,482

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $653.9 million and $685.7 million, respectively. As of March 31, 2019 and December 31, 2018, our estimated cost to complete obligations related to these surety bonds was $415.2 million and $423.4 million, respectively.
Lease Obligations
Under ASC 842 we recognize a right-of-use lease asset and a lease liability for contracts deemed to contain a lease at the inception of the contract. Our lease population is fully comprised of operating leases, which are now recorded at the net present value of future lease obligations existing at each balance sheet date. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Key estimates involved with ASC 842 include the discount rate used to measure our future lease obligations and the lease term, where considerations include renewal options and intent to renew. Lease right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on our consolidated balance sheet.
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years.
Ground Leases
In 1987, we obtained two 55-year ground leases of commercial property that provided for three renewal options of ten years each and one 45-year renewal option.  We exercised the three ten year extensions on one of these ground leases extending the lease through 2071.  The commercial buildings on these properties have been sold and the ground leases have been sublet to the buyers.
For one of these leases, we are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease has been subleased through 2041 to the buyers of the commercial buildings. For the second lease, the buyers of the buildings are responsible for making lease payments directly to the land owner, however, we have guaranteed the performance of the buyers/lessees. See below for additional information on leases (dollars in thousands):

Three Months Ended March 31, 2019
Lease cost
Operating lease cost (included in SG&A expense)	$2,044
Ground lease cost (included in other operations expense)	590
Sublease income, ground leases (included in other operations revenue)	(598)
Net lease cost	$2,036

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$1,609
Ground lease cash flows (included in operating cash flows)	$608
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,707

March 31, 2019
Weighted-average discount rate:
Operating leases	6.0%
Ground leases	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.3
Ground leases	49.2
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2019	$6,347	$2,238
2020	8,322	2,984
2021	7,048	2,984
2022	5,453	2,984
2023	4,349	2,984
Thereafter	8,799	84,266
	$40,318	$98,440
(1)     Ground leases are fully subleased through 2041, representing $67.4 million of the $98.4 million future ground lease obligations.

14.	Stock-Based Compensation
2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted by TRI Pointe in January 2013 and amended, with the approval of our stockholders, in 2014 and 2015. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, bonus stock, restricted stock, restricted stock units (“RSUs”) and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2019, there were 5,886,605 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2019	2018
Total stock-based compensation	$3,435	$3,470

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2019, total unrecognized stock-based compensation related to all stock-based awards was $29.6 million and the weighted average term over which the expense was expected to be recognized was 2.3 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	953,905	$14.58	4.2	$296
Granted	—	—	—	—
Exercised	(32,486)	$6.50	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2019	921,419	$14.87	4.1	$350
Options exercisable at March 31, 2019	921,419	$14.87	4.1	$350

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2018	3,341,848	$11.05	$36,526
Granted	1,593,747	$12.10	—
Vested	(795,528)	$12.70	—
Forfeited	(745,756)	$5.20	—
Nonvested RSUs at March 31, 2019	3,394,311	$12.45	$42,904
On March 11, 2019 and February 28, 2019, the Company granted an aggregate of 3,025 and 990,723, respectively, of time-vested RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period.  The fair value of each RSU granted on March 11, 2019 and February 28, 2019 was measured using a price of $13.22 and $12.60 per share, respectively, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 28, 2019, the Company granted 247,619, 238,095 and 114,285 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) thirty percent to total stockholder return (“TSR”), with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (ii) seventy percent to earnings per share. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2019 to December 31, 2021. The fair value of the performance-based RSUs related to the TSR metric was determined to be $8.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.60 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

RSUs that vested, as reflected in the table above, during the three months ended March 31, 2019 included time-based RSUs that were previously granted. RSUs that were forfeited, as reflected in the table above, during the three months ended March 31, 2019 included performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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
On May 7, 2018 and February 22, 2018, the Company granted an aggregate of 4,258 and 633,107, respectively, of time-vested RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period.  The fair value of each RSU granted on May 7, 2018 and February 22, 2018 was measured using a price of $17.61 and $16.94 per share, respectively, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $67.8 million as of both March 31, 2019 and December 31, 2018.  We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2019 and December 31, 2018.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of March 31, 2019 and December 31, 2018, we had an income tax liability to Weyerhaeuser of $577,000 and $6.6 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $24,000 and $14.7 million for the three months ended March 31, 2019 and 2018, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.0 million of uncertain tax positions recorded as of both March 31, 2019 and December 31, 2018.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.	Related Party Transactions
We had no related party transactions for the three months ended March 31, 2019 and 2018.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(13,697)	$(13,858)
Income taxes paid (refunded), net	$(2,538)	$30
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$505	$531
Amortization of deferred loan costs capitalized to real estate inventory	$1,415	$1,492
Increase in other assets related to adoption of ASC 606	$—	$39,534

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at March 31, 2019 and December 31, 2018, condensed consolidating statements of operations for the three months ended March 31, 2019 and 2018 and condensed consolidating statement of cash flows for the three months ended March 31, 2019 and 2018.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$55,854	$92,928	$—	$148,782
Receivables	20,616	37,618	—	58,234
Intercompany receivables	858,286	—	(858,286)	—
Real estate inventories	780,568	2,462,110	—	3,242,678
Investments in unconsolidated entities	—	4,191	—	4,191
Goodwill and other intangible assets, net	156,603	3,690	—	160,293
Investments in subsidiaries	1,668,464	—	(1,668,464)	—
Deferred tax assets, net	14,822	52,939	—	67,761
Other assets	20,894	153,062	—	173,956
Total assets	$3,576,107	$2,806,538	$(2,526,750)	$3,855,895

Liabilities
Accounts payable	$11,973	$54,632	$—	$66,605
Intercompany payables	—	858,286	(858,286)	—
Accrued expenses and other liabilities	94,648	225,143	—	319,791
Senior notes	1,412,463	—	—	1,412,463
Total liabilities	1,519,084	1,138,061	(858,286)	1,798,859

Equity
Total stockholders’ equity	2,057,023	1,668,464	(1,668,464)	2,057,023
Noncontrolling interests	—	13	—	13
Total equity	2,057,023	1,668,477	(1,668,464)	2,057,036
Total liabilities and equity	$3,576,107	$2,806,538	$(2,526,750)	$3,855,895

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$148,129	$129,567	$—	$277,696
Receivables	16,589	35,003	—	51,592
Intercompany receivables	758,501	—	(758,501)	—
Real estate inventories	812,799	2,403,260	—	3,216,059
Investments in unconsolidated entities	—	5,410	—	5,410
Goodwill and other intangible assets, net	156,604	3,823	—	160,427
Investments in subsidiaries	1,672,635	—	(1,672,635)	—
Deferred tax assets, net	14,822	52,946	—	67,768
Other assets	12,984	92,267	—	105,251
Total assets	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Liabilities
Accounts payable	$13,433	$67,880	$—	$81,313
Intercompany payables	—	758,501	(758,501)	—
Accrued expenses and other liabilities	111,902	223,247	—	335,149
Senior notes	1,410,804	—	—	1,410,804
Total liabilities	1,536,139	1,049,628	(758,501)	1,827,266

Equity
Total stockholders’ equity	2,056,924	1,672,635	(1,672,635)	2,056,924
Noncontrolling interests	—	13	—	13
Total equity	2,056,924	1,672,648	(1,672,635)	2,056,937
Total liabilities and equity	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$171,791	$320,912	$—	$492,703
Land and lot sales revenue	—	1,029	—	1,029
Other operations revenue	—	598	—	598
Total revenues	171,791	322,539	—	494,330
Cost of home sales	145,075	276,461	—	421,536
Cost of land and lot sales	—	1,495	—	1,495
Other operations expense	—	590	—	590
Sales and marketing	9,299	29,690	—	38,989
General and administrative	19,479	19,118	—	38,597
Homebuilding loss from operations	(2,062)	(4,815)	—	(6,877)
Equity in loss of unconsolidated entities	—	(25)	—	(25)
Other income, net	6,140	101	—	6,241
Homebuilding income (loss) before income taxes	4,078	(4,739)	—	(661)
Financial Services:
Revenues	—	302	—	302
Expenses	—	321	—	321
Equity in income of unconsolidated entities	—	775	—	775
Financial services income before income taxes	—	756	—	756
Income (loss) before income taxes	4,078	(3,983)	—	95
Equity of net (loss) of subsidiaries	(4,007)	—	4,007	—
Provision for income taxes	—	(24)	—	(24)
Net income (loss)	$71	$(4,007)	$4,007	$71

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$190,420	$392,152	$—	$582,572
Land and lot sales revenue	—	223	—	223
Other operations revenue	—	598	—	598
Total revenues	190,420	392,973	—	583,393
Cost of home sales	159,055	291,447	—	450,502
Cost of land and lot sales	—	503	—	503
Other operations expense	—	602	—	602
Sales and marketing	10,517	27,766	—	38,283
General and administrative	18,159	18,655	—	36,814
Homebuilding income from operations	2,689	54,000	—	56,689
Equity in loss of unconsolidated entities	—	(468)	—	(468)
Other income, net	139	32	—	171
Homebuilding income before income taxes	2,828	53,564	—	56,392
Financial Services:
Revenues	—	283	—	283
Expenses	—	137	—	137
Equity in income of unconsolidated entities	—	1,002	—	1,002
Financial services income before income taxes	—	1,148	—	1,148
Income before income taxes	2,828	54,712	—	57,540
Equity of net income of subsidiaries	40,052	—	(40,052)	—
Provision for income taxes	—	(14,660)	—	(14,660)
Net income	$42,880	$40,052	$(40,052)	$42,880

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,054	$(129,979)	$—	$(114,925)
Cash flows from investing activities:
Purchases of property and equipment	(2,065)	(5,159)	—	(7,224)
Proceeds from sale of property and equipment	—	7	—	7
Investments in unconsolidated entities	—	(231)	—	(231)
Intercompany	(98,723)	—	98,723	—
Net cash (used in) provided by investing activities	(100,788)	(5,383)	98,723	(7,448)
Cash flows from financing activities:
Repayment of debt	(10)	—	—	(10)
Debt issuance costs	(3,124)	—	—	(3,124)
Proceeds from issuance of common stock under share-based awards	198	—	—	198
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,605)	—	—	(3,605)
Intercompany	—	98,723	(98,723)	—
Net cash (used in) provided by financing activities	(6,541)	98,723	(98,723)	(6,541)
Net decrease in cash and cash equivalents	(92,275)	(36,639)	—	(128,914)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$55,854	$92,928	$—	$148,782

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$52,793	$(2,907)	$—	$49,886
Cash flows from investing activities:
Purchases of property and equipment	(419)	(1,751)	—	(2,170)
Proceeds from sale of property and equipment	—	—	—	—
Investments in unconsolidated entities	—	(947)	—	(947)
Intercompany	(18,449)	—	18,449	—
Net cash used in investing activities	(18,868)	(2,698)	18,449	(3,117)
Cash flows from financing activities:
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	975	—	—	975
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Intercompany	—	18,449	(18,449)	—
Net cash (used in) provided by financing activities	(5,074)	18,448	(18,449)	(5,075)
Net increase in cash and cash equivalents	28,851	12,843	—	41,694
Cash and cash equivalents–beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents–end of period	$205,535	$119,073	$—	$324,608

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings we make with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
We are encouraged by the economic conditions experienced in the first quarter of 2019, which resulted in a steady monthly increase in net new home orders during the quarter. We attribute this positive trend to a growing U.S. economy, aided by lower interest rates, strong unemployment metrics, and stable core inflation projected to persist through the remainder of 2019. We feel our industry has favorable long term trends due to favorable demand characteristics from both the millennial and baby boomer demographics that are buffeted by the constraints of supply, labor and the regulatory environment. We expect fiscal and monetary policy to remain favorable to our industry throughout the remainder of 2019. However, the global economy appears to be showing signs of a slowdown that could negatively impact the U.S. economy, and uncertainty in the market can act as a significant headwind to our industry. We remain optimistic as the spring selling season has moved into the second quarter.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Homebuilding:
Home sales revenue	$492,703	$582,572
Land and lot sales revenue	1,029	223
Other operations revenue	598	598
Total revenues	494,330	583,393
Cost of home sales	421,536	450,502
Cost of land and lot sales	1,495	503
Other operations expense	590	602
Sales and marketing	38,989	38,283
General and administrative	38,597	36,814
Homebuilding (loss) income from operations	(6,877)	56,689
Equity in loss of unconsolidated entities	(25)	(468)
Other income, net	6,241	171
Homebuilding (loss) income before income taxes	(661)	56,392
Financial Services:
Revenues	302	283
Expenses	321	137
Equity in income of unconsolidated entities	775	1,002
Financial services income before income taxes	756	1,148
Income before income taxes	95	57,540
Provision for income taxes	(24)	(14,660)
Net income	$71	$42,880
Earnings per share
Basic	$0.00	$0.28
Diluted	$0.00	$0.28
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	161	11.8	4.5	153	13.2	3.9	5%	(11)%	18%
Pardee Homes	433	44.5	3.2	473	32.5	4.9	(8)%	37%	(33)%
Quadrant Homes	75	7.2	3.5	108	7.0	5.1	(31)%	3%	(32)%
Trendmaker Homes	243	39.3	2.1	155	29.8	1.7	57%	32%	19%
TRI Pointe Homes	295	30.8	3.2	459	33.8	4.5	(36)%	(9)%	(29)%
Winchester Homes	114	14.2	2.7	148	13.5	3.7	(23)%	5%	(27)%
Total	1,321	147.8	3.0	1,496	129.8	3.8	(12)%	14%	(22)%

Net new home orders for the three months ended March 31, 2019 decreased by 175 orders, or 12%, to 1,321, compared to 1,496 during the prior-year period.  The decrease in net new home orders was due to a 22% decrease in monthly absorption rate, offset by a 14% increase in average selling communities. The overall decrease in our monthly absorption rate was primarily due to reduced sales in January 2019, as well as our exceptionally strong sales numbers in the first quarter of 2018. Our monthly net new home order rate increased sequentially during the current year period. The increase in average selling communities was due primarily to our acquisition of a Dallas–Fort Worth-based homebuilder in December 2018.
Maracay reported a 5% increase in net new home orders driven by an 18% increase in monthly absorption rate offset by an 11% decrease in average selling communities. The increase in Maracay’s monthly absorption rate to 4.5 for the three months ended March 31, 2019 was driven by strong demand for Maracay’s new community openings during the quarter as well as continued strong market fundamentals. The decrease in average selling communities from the prior-year period was due to the timing of community openings and closings. Pardee Homes reported an 8% decrease in net new home orders driven by a 33% decrease in monthly absorption rate, offset by a 37% increase in average selling communities. Pardee Homes’ monthly absorption rate remained strong at 3.2 homes per community per month, but decreased from a robust 4.9 in the prior-year period. The increase in average selling communities was a result of increased community count in the Los Angeles, Inland Empire and San Diego markets. Net new home orders decreased 31% at Quadrant Homes due to a 32% decrease in monthly absorption rate during the current-year period as compared to the prior-year period. Quadrant Homes’ monthly absorption rate of 3.5 for the three months ended March 31, 2019 was consistent with seasonal expectations but represented a decrease compared to the substantially strong absorptions in the prior-year period. Trendmaker Homes’ net new home orders increased 57% due to a 32% increase in average selling communities and a 19% increase in monthly absorption rate. The increase in average selling communities was largely the result of the acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. During the three months ended March 31, 2019, Trendmaker Homes’ reported 85 net new home orders from 13.8 average selling communities in Dallas–Fort Worth. The increase in Trendmaker Homes’ monthly absorption rate was due to both the addition of our Dallas–Fort Worth operations as well as a slight improvement in the monthly absorption rate in Houston. TRI Pointe Homes’ net new home orders decreased 36% due to a 29% decrease in its monthly absorption rate and a 9% decrease in average selling communities. The decrease in TRI Pointe Homes’ monthly absorption rate was due both to the unfavorable comparison to the strong demand in the prior-year period discussed above and lower overall demand due to rising interest rates and affordability concerns in certain higher priced Northern and Southern California communities. Winchester Homes reported a 23% decrease in net new home orders as a result of a 27% decrease in our monthly absorption rate, offset by a 5% increase in average selling communities. The decrease in Winchester Homes’ monthly absorption rate was due to slower overall market conditions.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2019			As of March 31, 2018			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	238	$139,862	$588	245	$123,617	$505	(3)%	13%	16%
Pardee Homes	593	472,729	797	608	408,324	672	(2)%	16%	19%
Quadrant Homes	77	75,599	982	169	138,025	817	(54)%	(45)%	20%
Trendmaker Homes	402	196,256	488	244	134,632	552	65%	46%	(12)%
TRI Pointe Homes	371	247,399	667	667	474,240	711	(44)%	(48)%	(6)%
Winchester Homes	161	105,993	658	210	130,204	620	(23)%	(19)%	6%
Total	1,842	$1,237,838	$672	2,143	$1,409,042	$658	(14)%	(12)%	2%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) increased to 15% compared to 14% during the prior-year period. The dollar value of backlog was $1.2 billion as of March 31, 2019, a decrease of $171.2 million, or 12%, compared to $1.4 billion as of March 31, 2018.  This decrease was due to a decrease in backlog units of 301, or 14%, to 1,842 as of March 31, 2019, compared to 2,143 as of March 31, 2018, offset by a 2% increase in the average sales price of homes in backlog to $672,000 as of March 31, 2019, compared to $658,000 as of March 31, 2018.

Maracay’s backlog dollar value increased 13% compared to the prior-year period largely due to a 16% increase in average sales price. The increase in average sales price was due to product mix and increasing prices due to favorable overall market conditions. Pardee Homes’ backlog dollar value increased 16% due to an increase in average sales price of 19%. The increase in average sales price is due to a higher priced mix of homes in backlog in both the San Diego and Las Vegas markets. Quadrant Homes’ backlog dollar value decreased 45% as a result of a 54% decrease in backlog units offset by a 20% increase in average sales price. The decrease in backlog units was a result of the decrease in net new home orders resulting from generally slower year over year market conditions in the Seattle area. The increase in average sales price was related to an increase in the number of homes in backlog from the core Seattle markets of King and Snohomish counties, which tend to have higher price points. Trendmaker Homes’ backlog dollar value increased 46% primarily due to an 65% increase in backlog units. The increase in backlog units resulted primarily from our expansion into Dallas–Fort Worth where we had 167 homes in backlog as of March 31, 2019. TRI Pointe Homes’ backlog dollar value decreased 48% due to a 44% decrease in backlog units and a 6% decrease in average sales price. The decrease in backlog units was due to a decrease in net new home orders in Northern and Southern California as a result of lower demand compared to the prior-year period. Winchester Homes’ backlog dollar value decreased 19% due to a 23% decrease in backlog units offset by a 6% increase in average sales price. The decrease in backlog units is a result of the 23% decrease in net new home orders for the three months ended March 31, 2019 as well as the reduced number of units in backlog as of the beginning of the current-year period as compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	74	$39,561	$535	125	$58,455	$468	(41)%	(32)%	14%
Pardee Homes	242	134,863	557	274	180,470	659	(12)%	(25)%	(15)%
Quadrant Homes	44	43,273	983	83	61,305	739	(47)%	(29)%	33%
Trendmaker Homes	154	70,120	455	84	41,185	490	83%	70%	(7)%
TRI Pointe Homes	242	171,791	710	269	190,420	708	(10)%	(10)%	—%
Winchester Homes	58	33,095	571	89	50,737	570	(35)%	(35)%	—%
Total	814	$492,703	$605	924	$582,572	$630	(12)%	(15)%	(4)%

Home sales revenue decreased $89.9 million, or 15%, to $492.7 million for the three months ended March 31, 2019. The decrease was comprised of (i) $69.4 million related to a decrease of 110 new homes delivered in the three months ended March 31, 2019 compared to the prior-year period, and (ii) $20.5 million related to a decrease of $25,000 in average sales price of homes delivered in the three months ended March 31, 2019 compared to the prior-year period.
Maracay had a 32% decrease in home sales revenue due primarily to a 41% decrease in new homes delivered. The decrease in new home deliveries was due to the decrease in backlog units at the start of the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue decreased 25% due to a 15% decrease in average sales price and a 12% decrease in new homes delivered. The decrease in average sales price was due to a product mix shift that included a lesser proportion of deliveries from our higher priced long-dated California assets in the current-year period. Quadrant Homes’ home sales revenue decreased by 29% due to a 47% decrease in new homes delivered, offset by a 33% increase in average sales price. The decrease in new homes delivered was due to starting the current-year period with a lower number of backlog units compared to the prior-year period. The increase in average sales price was the result of delivering more units in the core Seattle markets of King and Snohomish counties, which tend to have higher price points. Trendmaker Homes’ home sales revenue increased 70% due to an 83% increase in new homes delivered. The increase in new homes delivered was largely due to 53 deliveries from our Dallas–Fort Worth operations, along with higher volume in the Austin market. TRI Pointe Homes had a 10% decrease in home sales revenue due to a 10% decrease in new homes delivered. The decrease in new homes delivered was driven by lower backlog units at the start of the current-year period compared to the prior-year period. Home sales revenue decreased at Winchester Homes by 35% due to a 35% decrease in new homes delivered as a result of lower backlog units at the start of the current-year period compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2019	%	2018	%
Home sales revenue	$492,703	100.0%	$582,572	100.0%
Cost of home sales	421,536	85.6%	450,502	77.3%
Homebuilding gross margin	71,167	14.4%	132,070	22.7%
Add: interest in cost of home sales	14,191	2.9%	14,229	2.4%
Add: impairments and lot option abandonments	5,202	1.1%	248	0.0%
Adjusted homebuilding gross margin(1)	$90,560	18.4%	$146,547	25.2%
Homebuilding gross margin percentage	14.4%		22.7%
Adjusted homebuilding gross margin percentage(1)	18.4%		25.2%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 14.4% for the three months ended March 31, 2019 as compared to 22.7% for the prior-year period.  The decrease in gross margin percentage was due to an increase in lot option abandonments, as well as lower revenue from some of our long-dated California communities, which produce gross margins above the Company average. In addition, we increased incentives in the fourth quarter of 2018 to sell inventory homes, which impacted gross margin percentage upon delivery of those homes during the first quarter of 2019, as well as purchase accounting adjustments related to the acquisition of a Dallas-Fort Worth based building in the fourth quarter of 2018. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 18.4% for the three months ended March 31, 2019, compared to 25.2% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$38,989	$38,283	7.9%	6.6%
General and administrative (G&A)	38,597	36,814	7.8%	6.3%
Total sales and marketing and G&A	$77,586	$75,097	15.7%	12.9%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue increased to 15.7% for the three months ended March 31, 2019, compared to 12.9% in the prior-year period. Total SG&A expense increased $2.5 million to $77.6 million for the three months ended March 31, 2019 from $75.1 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 7.9% for the three months ended March 31, 2019, compared to 6.6% for the prior-year period. The increase was due primarily to advertising costs associated with the timing of current and future community openings. In addition, our ending community count increased from 131 as of March 31, 2018 to 146 as of March 31, 2019, resulting in higher fixed sales and marketing costs on a year over year basis. Sales and marketing expense increased to $39.0 million for the three months ended March 31, 2019 compared to $38.3 million in the prior-year period due to the higher fixed cost associated with a higher community count.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 7.8% of home sales revenue for the three months ended March 31, 2019 compared to 6.3% for the prior-year period as a result of lower operating leverage due to the 15% decrease in home sales revenue.  G&A expense increased to $38.6 million for the three months ended

March 31, 2019 compared to $36.8 million for the prior-year period primarily as a result of additional headcount to support future growth in our new and existing markets, including our organic expansion into the Carolinas in October 2018 and our acquisition of a Dallas–Fort Worth based homebuilder in December 2018.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $23.4 million and $21.5 million for the three months ended March 31, 2019 and 2018, respectively.  All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended March 31, 2019 and 2018 was $6.2 million and $0.2 million, respectively. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser Company (“Weyerhaeuser”), pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we recorded other income of $6.0 million related to the reduction of our income tax liability to Weyerhaeuser.
Income Tax
For the three months ended March 31, 2019, we recorded a tax provision of $24,000 based on an effective tax rate of 25.3%.  For the three months ended March 31, 2018, we recorded a tax provision of $14.7 million based on an effective tax rate of 25.5%. The decrease in provision for income taxes is due to a $57.4 million decrease in income before income taxes to $95,000 for the three months ended March 31, 2019, compared to $57.5 million for the prior-year period.
Financial Services Segment
Income from our financial services operations decreased to $756,000 for the three months ended March 31, 2019 compared to $1.1 million for the prior-year period.  The decrease in financial services income for the three months ended March 31, 2019 compared to the prior-year period relates to the 12% decrease in new homes delivered, which resulted in fewer opportunities to capture financial services income.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	March 31,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
Maracay	2,272	1,825	447	24%
Pardee Homes	13,523	14,814	(1,291)	(9)%
Quadrant Homes	854	1,148	(294)	(26)%
Trendmaker Homes	1,787	1,503	284	19%
TRI Pointe Homes	2,914	2,845	69	2%
Winchester Homes	1,291	1,555	(264)	(17)%
Total	22,641	23,690	(1,049)	(4)%
Lots Controlled(1)
Maracay	738	1,176	(438)	(37)%
Pardee Homes	731	799	(68)	(9)%
Quadrant Homes	694	625	69	11%
Trendmaker Homes	611	429	182	42%
TRI Pointe Homes	927	872	55	6%
Winchester Homes	359	600	(241)	(40)%
Total	4,060	4,501	(441)	(10)%
Total Lots Owned or Controlled(1)	26,701	28,191	(1,490)	(5)%
__________

(1)	As of March 31, 2019 and 2018, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2019 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2019, we had total liquidity of $967.6 million, including cash and cash equivalents of $148.8 million and $818.8 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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

TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the 4.375% Senior Notes due 2019 (the “2019 Notes”) and the 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2019 Notes were issued at 98.89% of their aggregate principal amount and the 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2019 Notes and 2024 Notes were $861.3 million, after debt issuance costs and discounts. The 2019 Notes and 2024 Notes mature on June 15, 2019 and June 15, 2024, respectively. Interest is payable semiannually in arrears on June 15 and December 15. During the three months ended March 31, 2019, we repurchased and cancelled an aggregate principal amount of $10,000 of the 2019 Notes. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes. As of March 31, 2019 the principal amount outstanding under the 2019 Notes was $381.9 million.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2019, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the Credit Facility”). The Term Facility includes a 90 day delayed draw provision. The Company plans to draw $250 million from the Term Facility in June of 2019 in connection with the maturity of the 2019 Notes. The Company may increase the Credit Facility to not more than $1 billion in the aggregate, at its request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Revolving Facility in the ordinary course of business to fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2019, we had no outstanding debt under the Credit Facility and $818.8 million of availability after considering the borrowing base provisions and outstanding letters of credit.  At March 31, 2019 we had outstanding letters of credit of $31.2 million.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2019	2019
Consolidated Tangible Net Worth	$1,896,730	$1,350,036
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	40.5%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.9	≥1.5
(Not less than 1.5:1.0)

In addition, the Credit Facility limits the aggregate number of single family dwellings (where construction has commenced) owned by the Company or any guarantor that are not presold or model units to no more than the greater of (i) 50% of the number of housing unit closings (as defined) during the preceding 12 months; or (ii) 100% of the number of housing unit closings during the preceding 6 months. However, a failure to comply with this “Spec Unit Inventory Test” will not be an event of default or default, but will be excluded from the borrowing base as of the last day of the quarter in which the non-

compliance occurs. The Credit Facility further requires that at least 97.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of March 31, 2019, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 21, 2019, our board of directors discontinued and cancelled the 2018 Repurchase Program and approved the 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. Through the date of the filing of this Quarterly Report on Form 10-Q, no shares of common stock have been repurchased under the 2019 Repurchase Program.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Senior Notes	$1,412,463	$1,410,804
Total debt	1,412,463	1,410,804
Stockholders’ equity	2,057,023	2,056,924
Total capital	$3,469,486	$3,467,728
Ratio of debt-to-capital(1)	40.7%	40.7%

Total debt	$1,412,463	$1,410,804
Less: Cash and cash equivalents	(148,782)	(277,696)
Net debt	1,263,681	1,133,108
Stockholders’ equity	2,057,023	2,056,924
Net capital	$3,320,704	$3,190,032
Ratio of net debt-to-net capital(2)	38.1%	35.5%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.

(2)
The ratio of net debt-to-net capital is a non-GAAP financial measure and is computed as the quotient obtained by dividing net debt (which is total debt less cash and cash equivalents) by the sum of net debt plus stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.  Because the ratio of net debt-to-net capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

Cash Flows—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $164.8 million to $114.9 million for the three months ended March 31, 2019, from net cash provided of $49.9 million for the three months ended March 31, 2018. The change was comprised of offsetting activity, including (i) a decrease in net income to $71,000 for the three months ended March 31, 2019 compared to $42.9 million in the prior-year period, (ii) a decrease in cash collected to cash used of $6.6 million in the three months ended March 31, 2019 compared to cash provided of $70.4 million in the prior-year period, and (iii) other offsetting activity, including changes in inventory, other assets, accounts payable and accrued expenses.

•
Net cash used in investing activities was $7.4 million for the three months ended March 31, 2019, compared to $3.1 million for the prior-year period.  The increase in cash used in investing activities was due mainly to increased purchases of property and equipment.

•
Net cash used in financing activities was $6.5 million for the three months ending March 31, 2019, compared to net cash provided by financing activities of $5.1 million for the same period in the prior year.

Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2019, we had $75.3 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $662.1 million (net of deposits).
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
As of March 31, 2019, we had total liquidity of $967.6 million, including cash of $148.8 million and $818.8 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of March 31, 2019 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	85	13	7	5	$373 - $405
Arroyo Seco	2020	44	—	44	—	—	$406 - $458
City of Chandler:
Hawthorn Manor	2017	84	66	18	14	7	$490 - $564
Mission Estates	2019	26	—	26	7	—	$530 - $590
Windermere Ranch	2019	91	—	91	7	—	$499 - $539
City of Gilbert:
Marathon Ranch	2018	63	19	44	27	10	$515 - $558
Lakes At Annecy	2019	216	—	216	5	—	$250 - $350
Annecy P3	2020	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	—	92	38	—	$528 - $603
Copper Bend	2020	38	—	38	—	—	$451 - $484
Hamstra Assemblage	2020	332	—	332	—	—	$470 - $750
City of Goodyear:
Villages at Rio Paseo	2018	117	24	93	9	6	$190 - $220
Cottages at Rio Paseo	2018	93	38	55	12	7	$231 - $251
City of Mesa:
The Vista at Granite Crossing	2018	37	31	6	6	6	$438 - $513
Electron at Eastmark	2019	53	—	53	20	—	$361 - $438
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	2	$425 - $451
Estates at The Meadows	2017	272	114	158	46	14	$499 - $576
Enclave at The Meadows	2018	126	32	94	21	3	$375 - $470
Deseo	2019	94	—	94	—	—	$501 - $583
City of Phoenix:
Navarro Groves	2018	54	31	23	18	7	$439 - $484
Loma at Avance	2019	124	—	124	—	—	$352 - $412
Ranger at Avance	2019	143	—	143	—	—	$398 - $466
Piedmont at Avance	2019	101	—	101	—	—	$475 - $495
Alta at Avance	2019	26	—	26	—	—	$595 - $625
Town of Queen Creek:
Spur Cross	2020	118	—	118	—	—	$454 - $544
Closed Communities	N/A	—	—	—	—	—
Phoenix, Arizona Total		2,766	508	2,258	237	67
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	90	13	1	3	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	83	—	—	1	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	88	—	—	3	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	68	1	—	—	$448 - $480
Tucson, Arizona Total		343	329	14	1	7
Maracay Total		3,109	837	2,272	238	74

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
California
San Diego County:
Almeria	2017	80	80	—	—	5	$1,440 - $1,560
Vista Santa Fe	2019	44	—	44	8	—	$1,760 - $1,900
Sendero	2019	112	—	112	56	—	$1,150 - $1,300
Terraza	2019	81	—	81	30	—	$1,260 - $1,370
Carmel	2019	105	—	105	27	—	$1,380 - $1,490
Vista Del Mar	2019	79	—	79	22	—	$1,530 - $1,720
Pacific Highlands Ranch Future	2020	115	—	115	—	—	$1,800 - $1,900
Sandstone	2018	81	63	18	10	14	$640 - $710
Lake Ridge	2018	129	50	79	13	16	$710 - $860
Veraz	2018	111	15	96	3	5	$380 - $460
Moderna	2018	44	18	26	6	8	$355 - $440
Marea	2020	135	—	135	—	—	$370 - $470
Solmar	2019	74	—	74	—	—	$365 - $440
Solmar Sur	2019	108	—	108	—	—	$365 - $440
Meadowood	TBD	845	—	845	—	—	$290 - $590
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	45	50	4	8	$565 - $670
Arista	2017	143	75	68	3	7	$700 - $785
Cresta	2018	67	14	53	10	4	$790 - $890
Lyra	2019	84	—	84	10	—	$648 - $720
Sola	2019	73	—	73	34	—	$545 - $590
Skyline Ranch Future	TBD	913	—	913	—	—	$550 - $810
Riverside County:
Vantage	2016	101	100	1	—	1	$390 - $410
Aura	2017	100	100	—	—	3	$370 - $385
Starling	2017	68	49	19	4	9	$425 - $430
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$318 - $325
Elara	2016	260	213	47	14	11	$300 - $330
Daybreak	2017	159	83	76	5	9	$360 - $385
Cascade	2017	209	118	91	8	18	$325 - $340
Abrio	2018	98	37	61	11	5	$400 - $420
Beacon	2018	106	27	79	21	9	$465 - $520
Alisio	2019	84	—	84	28	—	$300 - $330
Vita	2019	111	—	111	17	—	$310 - $335
Avid	2019	72	—	72	14	—	$340 - $365
Elan	2019	101	—	101	6	—	$410 - $440
Mira	2019	90	—	90	5	—	$375 - $400
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	32	52	8	7	$450 - $475
Tamarack	2018	84	57	27	6	2	$470 - $520
Braeburn	2018	82	14	68	8	6	$420 - $450
Canvas	2018	89	12	77	12	4	$400 - $425
Kadence	2018	85	10	75	7	2	$420 - $440
Newpark	2018	93	11	82	9	3	$450 - $495
Easton	2018	92	7	85	8	2	$475 - $530
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,344	—	4,344	—	—	TBD
San Joaquin County:

Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	—
California Total		13,061	1,230	11,831	427	158
Nevada
Clark County:
North Peak	2015	176	176	—	—	1	$312 - $370
Castle Rock	2015	183	181	2	2	2	$365 - $455
Escala	2016	64	64	—	—	1	$520 - $590
Strada	2017	140	59	81	7	—	$425 - $480
Linea	2018	123	58	65	33	10	$360 - $400
Strada 2.0	2019	35	—	35	—	—	$425 - $480
Linea II	2020	79	—	79	—	—	$360 - $400
Inspirada Townhomes	2020	114	—	114	—	—	TBD
Meridian	2016	62	62	—	—	1	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	50	1	—	1	$475 - $530
Luma	2018	63	49	14	10	8	$490 - $530
Evolve	2019	74	—	74	—	—	$300
Corterra	2018	112	10	102	6	7	$465 - $550
Keystone	2017	70	66	4	2	3	$465 - $550
Cobalt	2017	124	51	73	8	5	$380 - $455
Onyx	2018	71	15	56	14	1	$450 - $485
Axis	2017	52	36	16	11	3	$860 - $1,125
Axis at the Canyons	2019	26	—	26	2	—	$875 - $905
Midnight Ridge	2019	104	—	104	—	—	$540 - $585
Pivot	2017	88	54	34	11	10	$405 - $470
Strada at Pivot	2017	27	26	1	1	1	$450 - $480
Nova Ridge	2017	108	44	64	20	5	$680 - $840
Tera Luna	2018	116	9	107	6	5	$545 - $660
Indogo	2018	202	32	170	10	10	$315 - $360
Larimar	2018	170	8	162	5	4	$380 - $420
Blackstone	2018	140	11	129	18	6	$405 - $500
Cirrus	2019	54	—	54	—	—	$350 - $375
Sandalwood	2020	117	—	117	—	—	$685 - $815
Nevada Total		2,753	1,061	1,692	166	84
Pardee Total		15,814	2,291	13,523	593	242

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	—	43	—	—	$765 - $900
Grove South, Bothell	2019	9	—	9	—	—	$785 - $820
King County:
Vareze, Kirkland	2019	82	—	82	—	—	$700 - $900
Inglewood Landing, Sammamish	2019	21	1	20	9	1	$1,115 - $1,295
Kirkwood Terrace, Sammamish	2018	12	8	4	2	3	$1,800 - $1,900
English Landing P1, Redmond	2018	50	44	6	5	7	$1,245
Cedar Landing, North Bend	2019	138	—	138	14	—	$740 - $880
Monarch Ridge, Sammamish	2019	59	—	59	—	—	$970 - $1,135
Overlook at Summit Park, Maple Valley	2019	126	1	125	13	1	$590 - $700
Ray Meadows, Redmond	2018	27	14	13	12	4	$1,065
Aurea, Sammamish	2019	41	—	41	—	—	$710 - $860
Aldea, Newcastle	2019	129	11	118	8	11	$695 - $925
Lario, Bellevue	2019	46	—	46	—	—	$795 - $1,125
Soundview, Federal Way	2018	21	4	17	6	—	$531 - $660
Eagles Glen, Sammamish	2020	10	—	10	—	—	$1,100 - $2,000
Finn Meadows, Kirkland	2020	5	—	5	—	—	$900 - $1,049
Pierce County:
Harbor Hill S-5/6, Gig Harbor	2017	72	69	3	3	6	$493
Kitsap County:
Lone Pine, Poulsbo	2019	15	—	15	—	—	$473 - $530
Winslow Grove, Bainbridge Island	2018	19	4	15	5	2	$1,042 - $1,142
Blue Heron, Poulsbo	2021	85	—	85	—	—	$474 - $649
Closed Communities		—	—	—	—	9
Washington Total		1,010	156	854	77	44
Quadrant Total		1,010	156	854	77	44

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	37	12	3	2	$422 - $489
Rise Meridiana	2016	47	31	16	1	1	$292 - $373
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	48	31	17	6	—	$399 - $500
Cross Creek Ranch 65', Fulshear	2013	89	71	18	7	7	$442 - $557
Cross Creek Ranch 70', Fulshear	2013	72	50	22	11	4	$510 - $609
Cross Creek Ranch 80', Fulshear	2013	54	30	24	16	3	$600 - $655
Cross Creek Ranch 90', Fulshear	2013	37	33	4	1	1	$695 - $759
Fulshear Run 1/2 Acre, Richmond	2016	54	33	21	11	2	$573 - $679
Harvest Green 75', Richmond	2015	44	37	7	4	2	$446 - $543
Sienna Plantation 85', Missouri City	2015	54	32	22	1	2	$546 - $661
Grayson Woods 60'	TBD	10	—	10	—	—	TBD
Grayson Woods 70'	TBD	8	—	8	—	—	TBD
Harris County:
The Groves, Humble	2015	117	77	40	5	6	$483 - $511
Lakes of Creekside	2015	38	17	21	7	1	$534 - $611
Balmoral 50'	2019	24	—	24	—	—	TBD
Bridgeland '80, Cypress	2015	147	127	20	5	2	$549 - $708
Bridgeland 70'	2018	41	8	33	5	1	$511 - $574
Villas at Bridgeland 50'	2018	48	4	44	2	2	$370 - $409
Elyson 70', Cypress	2016	20	18	2	2	—	$463 - $482
Falls at Dry Creek	2019	1	—	1	—	—	TBD
Clear Lake, Houston	2015	778	491	287	52	18	$395 - $717
Montgomery County:
Northgrove, Tomball	2015	25	7	18	—	—	TBD
Bender's Landing Estates, Spring	2014	104	95	9	5	4	$553 - $596
The Woodlands, Creekside Park	2015	126	88	38	13	14	$423 - $699
Royal Brook, Porter	2019	25	—	25	2	—	$386 - $479
Waller County:
LakeHouse	TBD	350	—	350	—	—	$260 - $575
Williamson County:
Crystal Falls	2016	29	25	4	—	—	TBD
Rancho Sienna 60'	2016	51	22	29	4	4	$335 - $420
Rancho Sienna 80'	2018	5	2	3	3	—	$456 - $519
Highlands at Mayfield Ranch 50'	2018	36	12	24	8	4	$280 - $330
Highlands at Mayfield Ranch 60'	2018	23	5	18	4	4	$340 - $407
Rancho Sienna 50'	2019	30	—	30	2	—	$330 - $372
Palmera Ridge	2019	30	—	30	12	—	$270 - $326
Hays County:
Belterra 60', Austin	2017	36	32	4	4	6	$445 - $489
Belterra 80', Austin	2016	37	35	2	1	1	$600
Headwaters, Dripping Springs	2017	30	26	4	4	3	$453 - $485
6 Creeks 50' Section 1 & 2	2019	35	—	35	—	—	TBD
6 Creeks 60' Section 1 & 2	2019	15	—	15	—	—	TBD
Travis County:
Lakes Edge 70'	2018	45	17	28	27	4	$645 - $830
Lakes Edge 80'	2018	14	5	9	7	1	$742 - $792
Collin County:
Miramonte, Frisco	2016	62	40	22	8	4	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	145	20	4	2	$375 - $415

Dallas County:
Vineyards, Rowlett	2017	34	15	19	6	3	$368 - $480
Denton County:
Glenview, Frisco	2017	50	13	37	7	5	$345 - $485
Paloma Creek, Little Elm	2015	267	151	116	16	7	$275 - $390
Parks at Legacy, Prosper	2017	49	18	31	8	4	$384 - $495
Shadow Creek, Hickory Creek	2016	40	38	2	1	2	$360 - $400
Valencia, Little Elm	2016	76	42	34	8	5	$350 - $444
Villages of Carmel, Denton	2017	94	46	48	33	4	$290 - $360
Kaufman County:
Park Trails, Forney	2015	85	80	5	2	7	$240 - $280
Rockwall County:
Heath Golf and Yacht, Heath	2016	91	59	32	9	2	$294 - $490
Woodcreek, Fate	2017	83	65	18	13	3	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	70	45	25	15	1	$270 - $375
Lakes of River Trails, Fort Worth	2011	143	123	20	20	2	$317 - $416
Ventana, Benbrook	2017	61	31	30	17	2	$318 - $430
Closed Communities	N/A	—	—	—	—	2
Texas Total		4,196	2,409	1,787	402	154
Trendmaker Homes Total		4,196	2,409	1,787	402	154

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	148	3	2	2	$687 - $719
Viridian	2018	72	21	51	12	4	$895 - $982
Sterling Row Townhomes, Irvine	2017	96	96	—	—	1	$572 - $779
Varenna at Orchard Hills, Irvine	2016	89	79	10	5	6	$1,225 - $1,326
Alston, Anaheim	2017	75	72	3	3	12	$828 - $869
StrataPointe, Buena Park	2017	149	133	16	15	8	$564 - $720
Lyric	2019	70	15	55	10	15	$790 - $937
Citron at Bedford	2019	35	7	28	11	7	$383 - $411
San Diego County:
Prism at Weston	2018	142	42	100	13	8	$574 - $632
Talus at Weston	2018	63	37	26	9	5	$680 - $730
Riverside County:
Terrassa Court, Corona	2015	94	94	—	—	1	$421 - $499
Terrassa Villas, Corona	2015	52	49	3	1	3	$491 - $549
Cassis at Rancho Soleo	2020	79	—	79	—	—	TBD
Cava at Rancho Soleo	2020	63	—	63	—	—	TBD
Cerro at Rancho Soleo	2020	103	—	103	—	—	TBD
Los Angeles County:
VuePointe, El Monte	2017	102	98	4	1	11	$479 - $587
Bradford at Rosedale, Azusa	2017	52	52	—	—	1	$816 - $906
Lucera at Aliento	2017	67	66	1	—	4	$622 - $648
Tierno at Aliento	2017	63	49	14	—	—	$667 - $695
Tierno II at Aliento	2018	63	15	48	7	5	$642 - $703
Paloma at West Creek	2018	155	67	88	13	17	$453 - $516
Mystral	2019	78	—	78	17	—	$635 - $679
Celestia	2019	72	—	72	20	—	$597 - $626
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	—	—	$509 - $560
St. James III at Park Place, Ontario	2018	82	43	39	11	6	$509 - $560
Ivy at The Preserve	2020	113	—	113	—	—	TBD
Hazel at The Preserve	2020	133	—	133	—	—	TBD
Tempo at The Resort	2019	80	—	80	—	—	TBD
Southern California Total		2,518	1,302	1,216	150	116
Northern California
Contra Costa County:
Wynstone at Barrington, Brentwood	2017	92	83	9	5	6	$536 - $675
Greyson Place	2019	44	—	44	1	—	$910 - $980
Santa Clara County:
Madison Gate	2018	65	30	35	—	6	$815 - $1,134
Luchessa	2019	49	—	49	—	—	$755 - $799
The Grove	2019	64	—	64	—	—	$850 - $920
The Heights	2020	25	—	25	—	—	TBD
Solano County:
Bloom at Green Valley, Fairfield	2018	91	38	53	8	7	$530 - $570
Harvest at Green Valley, Fairfield	2018	56	33	23	3	5	$550 - $630
Lantana, Fairfield	2019	133	—	133	23	—	$455 - $490
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	—	—	$648 - $721
Sundance II, Mountain House	2017	138	65	73	8	6	$648 - $721

Alameda County:
Commercial, Alameda Landing	2019	2	—	2	2	—	$500
Blackstone at the Cannery, Hayward SFA	2016	105	105	—	—	1	$666 - $776
Slate at Jordan Ranch, Dublin	2017	56	54	2	2	3	$1,125 - $1,225
Onyx at Jordan Ranch, Dublin	2017	105	61	44	3	7	$899 - $951
Quartz at Jordan Ranch, Dublin	2018	45	34	11	6	4	$958 - $1,098
Apex, Fremont	2018	77	45	32	2	6	$784 - $1,096
Palm, Fremont	2019	31	3	28	5	3	$2,119 - $2,225
Ellis at Central Station, Oakland	2019	128	—	128	—	—	$711 - $807
Sacramento County:
Natomas	2019	94	—	94	—	—	$344 - $410
Placer County:
Twelve Bridges	2019	102	—	102	—	—	$432 - $528
San Francisco County:
Lofton at NOPO, San Francisco	2020	54	—	54	—	—	$995 - $1,237
Northern California Total		1,669	659	1,010	68	54
California Total		4,187	1,961	2,226	218	170
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	50	107	26	16	$375 - $427
Terrain Ravenwood Village (4000)	2018	100	39	61	20	6	$403 - $471
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
The Canyons	2020	89	—	89	—	—	TBD
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	76	—	—	1	$516 - $656
Candelas 3500 Series, Arvada	2016	97	92	5	5	11	$408 - $466
Candelas 5000 Series, Arvada	2017	62	56	6	3	12	$516 - $584
Candelas 4020 Series, Arvada	2019	98	3	95	35	3	$465 - $520
Crown Pointe, Westminster	2019	64	2	62	25	2	$430 - $482
Arapahoe County:
Whispering Pines, Aurora	2016	115	69	46	22	5	$636 - $681
Adams County:
Amber Creek, Thornton	2017	121	84	37	17	16	$398 - $483
Colorado Total		1,159	471	688	153	72
TRI Pointe Total		5,346	2,432	2,914	371	242

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2019	Lots Owned as of March 31, 2019(3)	Backlog as of March 31, 2019(4)(5)	Homes Delivered for the Three Months Ended March 31, 2019	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	100	43	57	15	4	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	37	16	21	7	—	$540 - $625
Watson's Glen, Millersville	2015	103	4	99	—	—	TBD
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	130	92	16	5	$495 - $597
Landsdale Townhomes	2015	100	78	22	4	2	$330 - $383
Landsdale TND Neo SFD	2015	77	47	30	6	3	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	210	149	14	6	$510 - $760
Cabin Branch Avenue Townhomes	2017	121	59	62	5	7	$420 - $488
Cabin Branch Townhomes	2014	507	303	204	11	4	$360 - $458
Preserve at Stoney Spring - Lots for Sale	N/A	4	—	4	—	—	N/A
Glenmont MetroCenter, Silver Spring	2016	171	81	90	23	6	$435 - $513
Chapman Row, Rockville	2019	61	—	61	6	—	$710 - $799
Randolph Farms, Rockville	2019	104	—	104	—	—	TBD
Closed Communities	N/A	—	—	—	—	1
Maryland Total		1,966	971	995	107	38
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	N/A	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	5	19	9	4	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	—	188	—	—	TBD
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	48	24	24	14	4	$700 - $724
Birchwood AA	2018	37	14	23	15	5	$577 - $634
Vistas at Lansdowne, Lansdowne	2015	120	115	5	5	6	$536 - $576
Willowsford Grant II, Aldie	2016	55	23	32	11	—	$950 - $1,226
Closed Communities	N/A	—	—	—	—	1
Virginia Total		477	181	296	54	20
Winchester Total		2,443	1,152	1,291	161	58

Combined Company Total		31,918	9,277	22,641	1,842	814
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of March 31, 2019 include owned lots in backlog as of March 31, 2019.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2019, 1,160 homes are under construction, 317 homes have completed construction, and 365 homes have not started construction.

(6)
Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. Our condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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
Except for accounting policies related to our adoption of ASC 842, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of ASC 842.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2019. We did not enter into during the three months ended March 31, 2019, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies–Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment.  Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.  Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2019, our board of directors discontinued and cancelled the 2018 Repurchase Program and approved the 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. Through the date of the filing of this Quarterly Report on Form 10-Q, no shares of common stock have been repurchased under the 2019 Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.2†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.3†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.4†	Form of Time-Vested Restricted Stock Unit Award Agreement

10.5†	Form of Performance-Based Cash Award Agreement

10.6†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share)

10.7†	Form of Performance-Based Restricted Stock Unit Award Agreement (total stockholder return)

10.8
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among TRI Pointe Group, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 4, 2019))

10.9
Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 4, 2019))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: April 25, 2019	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 25, 2019	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer
(Principal Financial Officer)