Form 10-Q
period 2019-06-30
TRI Pointe Group, Inc.
filed 2019-07-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPH	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
142,258,663 shares of the registrant's common stock were issued and outstanding as of July 12, 2019.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$171,516	$277,696
Receivables	58,370	51,592
Real estate inventories	3,253,601	3,216,059
Investments in unconsolidated entities	4,241	5,410
Goodwill and other intangible assets, net	160,160	160,427
Deferred tax assets, net	64,671	67,768
Other assets	164,991	105,251
Total assets	$3,877,550	$3,884,203
Liabilities
Accounts payable	$63,091	$81,313
Accrued expenses and other liabilities	295,671	335,149
Loans payable	400,000	—
Senior notes, net	1,032,145	1,410,804
Total liabilities	1,790,907	1,827,266

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 142,258,663 and 141,661,713 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,423	1,417
Additional paid-in capital	662,087	658,720
Retained earnings	1,423,120	1,396,787
Total stockholders’ equity	2,086,630	2,056,924
Noncontrolling interests	13	13
Total equity	2,086,643	2,056,937
Total liabilities and equity	$3,877,550	$3,884,203

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding:
Home sales revenue	$692,138	$768,795	$1,184,841	$1,351,367
Land and lot sales revenue	5,183	1,518	6,212	1,741
Other operations revenue	637	599	1,235	1,197
Total revenues	697,958	770,912	1,192,288	1,354,305
Cost of home sales	574,684	604,096	996,220	1,054,598
Cost of land and lot sales	5,562	1,426	7,057	1,929
Other operations expense	627	589	1,217	1,191
Sales and marketing	47,065	45,744	86,054	84,027
General and administrative	36,854	36,483	75,451	73,297
Homebuilding income from operations	33,166	82,574	26,289	139,263
Equity in (loss) income of unconsolidated entities	(26)	69	(51)	(399)
Other income (expense), net	153	(73)	6,394	98
Homebuilding income before income taxes	33,293	82,570	32,632	138,962
Financial Services:
Revenues	756	391	1,058	674
Expenses	627	129	948	266
Equity in income of unconsolidated entities	1,972	1,984	2,747	2,986
Financial services income before income taxes	2,101	2,246	2,857	3,394
Income before income taxes	35,394	84,816	35,489	142,356
Provision for income taxes	(9,132)	(21,136)	(9,156)	(35,796)
Net income	$26,262	$63,680	$26,333	$106,560
Earnings per share
Basic	$0.18	$0.42	$0.19	$0.70
Diluted	$0.18	$0.42	$0.18	$0.70
Weighted average shares outstanding
Basic	142,244,166	151,983,886	142,055,766	151,725,651
Diluted	142,471,191	153,355,965	142,431,725	153,067,342

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	142,210,147	$1,422	$658,743	$1,396,858	$2,057,023	$13	$2,057,036
Net income	—	—	—	26,262	26,262	—	26,262
Shares issued under share-based awards	48,516	1	—	—	1	—	1
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(7)	—	(7)	—	(7)
Stock-based compensation expense	—	—	3,351	—	3,351	—	3,351
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	26,333	26,333	—	26,333
Shares issued under share-based awards	596,950	6	193	—	199	—	199
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense	—	—	6,786	—	6,786	—	6,786
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	151,922,459	$1,519	$792,369	$1,169,756	$1,963,644	$604	$1,964,248
Net income	—	—	—	63,680	63,680	—	63,680
Shares issued under share-based awards	104,555	1	657	—	658	—	658
Stock-based compensation expense	—	—	3,720	—	3,720	—	3,720
Balance at June 30, 2018	152,027,014	$1,520	$796,746	$1,233,436	$2,031,702	$604	$2,032,306

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	151,162,999	$1,512	$793,980	$1,134,230	$1,929,722	$605	$1,930,327
Cumulative effect of accounting change	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	106,560	106,560	—	106,560
Shares issued under share-based awards	864,015	8	1,625	—	1,633	—	1,633
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense		—	7,190		7,190		7,190
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	152,027,014	$1,520	$796,746	$1,233,436	$2,031,702	$604	$2,032,306

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,333	$106,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,561	12,579
Equity in income of unconsolidated entities, net	(2,696)	(2,587)
Deferred income taxes, net	3,097	12,428
Amortization of stock-based compensation	6,786	7,190
Charges for impairments and lot option abandonments	5,490	857
Changes in assets and liabilities:
Real estate inventories	(50,700)	(188,407)
Receivables	(6,778)	65,989
Other assets	(1,774)	(2,792)
Accounts payable	(18,221)	16,066
Accrued expenses and other liabilities	(80,964)	(32,805)
Returns on investments in unconsolidated entities, net	3,927	4,873
Net cash used in operating activities	(103,939)	(49)
Cash flows from investing activities:
Purchases of property and equipment	(13,142)	(15,682)
Proceeds from sale of property and equipment	46	3
Investments in unconsolidated entities	(712)	(1,178)
Net cash used in investing activities	(13,808)	(16,857)
Cash flows from financing activities:
Borrowings from debt	400,000	—
Repayment of debt	(381,895)	(21,685)
Debt issuance costs	(3,125)	—
Distributions to noncontrolling interests	—	(1)
Proceeds from issuance of common stock under share-based awards	199	1,633
Minimum tax withholding paid on behalf of employees for share-based awards	(3,612)	(6,049)
Net cash provided by (used in) financing activities	11,567	(26,102)
Net decrease in cash and cash equivalents	(106,180)	(43,008)
Cash and cash equivalents–beginning of period	277,696	282,914
Cash and cash equivalents–end of period	$171,516	$239,906

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
TRI Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes through its portfolio of six quality brands across nine states, including Maracay in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, TRI Pointe Homes in California, Colorado and North Carolina and Winchester Homes in Maryland and Virginia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of June 30, 2019 and December 31, 2018 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, we apply the following steps to determine the timing and amount of revenue to recognize: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease at our Quadrant Homes reporting segment. We are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
Financial services revenues
TRI Pointe Solutions is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, TRI Pointe Assurance title and escrow services operations, and TRI Pointe Advantage property and casualty insurance agency operations.
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
Title and escrow services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Arizona, Colorado, Maryland, Nevada, Texas and Virginia and escrow services for our homebuyers in Arizona, Nevada and Texas.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. At the time of the consummation of the home sales transactions, we recognize a percentage of revenue captured by First American Title Insurance Company. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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

Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Codified as “ASC 842”), which requires an entity to recognize a lease right-of-use asset and lease liability on the balance sheet for the rights and obligations created by leases with durations of greater than 12 months. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. The guidance also requires more disclosures about leases in the notes to financial statements. We adopted ASC 842 on January 1, 2019, using a modified retrospective approach resulting in the recognition of a cumulative effect adjustment to the opening balance sheet of $57.4 million, which included a lease right-of-use asset offset by a lease liability on our consolidated balance sheet. No prior period adjustment was recorded. Additionally, we have elected the transition package of three practical expedients permitted under ASC 842, which among other things, allows us to retain the current operating classification for all of our existing leases prior to January 1, 2019. For further details on the adoption of ASC 842, see Note 13, Commitments and Contingencies.

2.	Segment Information
We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding brands that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors, our homebuilding operations are comprised of the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California, Colorado and North Carolina; and Winchester Homes, consisting of operations in Maryland and Virginia.
Our TRI Pointe Solutions financial services operation is a reportable segment and is comprised of our TRI Pointe Connect mortgage financing operations, our TRI Pointe Assurance title and escrow services operations, and our TRI Pointe Advantage property and casualty insurance agency operations. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Maracay	$55,653	$56,949	$95,214	$115,404
Pardee Homes	194,699	243,286	329,562	423,756
Quadrant Homes	71,066	65,404	114,937	127,307
Trendmaker Homes	121,963	77,716	192,784	119,124
TRI Pointe Homes	192,752	255,642	364,543	446,062
Winchester Homes	61,825	71,915	95,248	122,652
Total homebuilding revenues	697,958	770,912	1,192,288	1,354,305
Financial services	756	391	1,058	674
Total	$698,714	$771,303	$1,193,346	$1,354,979

Income (loss) before income taxes
Maracay	$2,986	$5,014	$4,176	$9,405
Pardee Homes	14,735	46,917	13,944	86,108
Quadrant Homes	5,193	7,797	2,554	15,937
Trendmaker Homes	6,908	6,228	5,310	6,598
TRI Pointe Homes	12,280	24,175	22,489	38,706
Winchester Homes	2,555	4,179	1,789	5,786
Corporate	(11,364)	(11,740)	(17,630)	(23,578)
Total homebuilding income before income taxes	33,293	82,570	32,632	138,962
Financial services	2,101	2,246	2,857	3,394
Total	$35,394	$84,816	$35,489	$142,356

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate inventories
Maracay	$341,557	$293,217
Pardee Homes	1,336,208	1,286,877
Quadrant Homes	265,329	279,486
Trendmaker Homes	284,101	271,061
TRI Pointe Homes	755,281	812,799
Winchester Homes	271,125	272,619
Total	$3,253,601	$3,216,059

Total assets
Maracay	$367,437	$318,703
Pardee Homes	1,445,755	1,391,503
Quadrant Homes	334,736	313,947
Trendmaker Homes	326,840	325,943
TRI Pointe Homes	943,485	987,610
Winchester Homes	306,778	298,602
Corporate	130,564	228,010
Total homebuilding assets	3,855,595	3,864,318
Financial services	21,955	19,885
Total	$3,877,550	$3,884,203

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$26,262	$63,680	$26,333	$106,560
Denominator:
Basic weighted-average shares outstanding	142,244,166	151,983,886	142,055,766	151,725,651
Effect of dilutive shares:
Stock options and unvested restricted stock units	227,025	1,372,079	375,959	1,341,691
Diluted weighted-average shares outstanding	142,471,191	153,355,965	142,431,725	153,067,342
Earnings per share
Basic	$0.18	$0.42	$0.19	$0.70
Diluted	$0.18	$0.42	$0.18	$0.70
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,920,708	584,405	3,144,445	916,444

4.	Receivables
Receivables consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Escrow proceeds and other accounts receivable, net	$20,749	$13,995
Warranty insurance receivable (Note 13)	37,621	37,597
Total receivables	$58,370	$51,592

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $498,000 and $667,000 as of June 30, 2019 and December 31, 2018, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Real estate inventories owned:
Homes completed or under construction	$1,144,914	$959,911
Land under development	1,565,802	1,743,537
Land held for future development	204,994	201,874
Model homes	266,522	238,828
Total real estate inventories owned	3,182,232	3,144,150
Real estate inventories not owned:
Land purchase and land option deposits	71,369	71,909
Total real estate inventories not owned	71,369	71,909
Total real estate inventories	$3,253,601	$3,216,059

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest incurred	$21,962	$21,627	$45,335	$43,147
Interest capitalized	(21,962)	(21,627)	(45,335)	(43,147)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$193,440	$183,626	$184,400	$176,348
Interest capitalized as a cost of inventory	21,962	21,627	45,335	43,147
Interest previously capitalized as a cost of inventory, included in cost of sales	(18,107)	(19,664)	(32,440)	(33,906)
Capitalized interest in ending inventory	$197,295	$185,589	$197,295	$185,589

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	288	609	5,490	857
Total	$288	$609	$5,490	$857

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges. No real estate inventory impairments were recorded for the three- or six-month periods ended June 30, 2019 or 2018.
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
As of June 30, 2019, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2019	December 31, 2018
Assets
Cash	$10,119	$13,337
Receivables	2,584	4,674
Real estate inventories	101,595	99,864
Other assets	704	811
Total assets	$115,002	$118,686
Liabilities and equity
Accounts payable and other liabilities	$6,901	$11,631
Company’s equity	4,241	5,410
Outside interests’ equity	103,860	101,645
Total liabilities and equity	$115,002	$118,686

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$6,353	$9,325	$10,464	$13,715
Other operating expense	(3,528)	(7,272)	(6,280)	(10,559)
Other (expense) income, net	(7)	21	1	84
Net income	$2,818	$2,074	$4,185	$3,240
Company’s equity in income of unconsolidated entities	$1,946	$2,053	$2,696	$2,587

7.	Variable Interest Entities
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2019			December 31, 2018
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	44,442	400,572	N/A	41,198	433,720	N/A
Other land option agreements	26,927	264,684	N/A	30,711	307,498	N/A
Total	$71,369	$665,256	$—	$71,909	$741,218	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $7.3 million and $7.5 million as of June 30, 2019 and December 31, 2018, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of June 30, 2019 and December 31, 2018, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of June 30, 2019, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,123)	20,856	27,979	(6,856)	21,123
Total	$167,283	$(7,123)	$160,160	$167,283	$(6,856)	$160,427

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 6.7 and 7.2 years as of June 30, 2019 and December 31, 2018, respectively. The net carrying amount related to this intangible asset was $3.6 million and $3.8 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three-month periods ended June 30, 2019 and 2018, respectively, and $267,000 for each of the six-month periods ended June 30, 2019 and 2018, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay for the remainder of 2019, the next four years and thereafter is (in thousands):

Remainder of 2019	$267
2020	534
2021	534
2022	534
2023	534
Thereafter	1,153
Total	$3,556

9.	Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$29,383	$31,983
Refundable fees and other deposits	15,468	12,376
Development rights, held for future use or sale	2,249	845
Deferred loan costs–loans payable	4,980	2,424
Operating properties and equipment, net	56,180	54,198
Lease right-of-use assets	53,421	—
Other	3,310	3,425
Total	$164,991	$105,251

Lease right-of-use assets was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and related costs	$25,361	$44,010
Warranty reserves (Note 13)	71,471	71,836
Estimated cost for completion of real estate inventories	82,968	114,928
Customer deposits	21,838	17,464
Income tax liability to Weyerhaeuser	577	6,577
Accrued income taxes payable	2,947	8,335
Liability for uncertain tax positions (Note 15)	972	972
Accrued interest	11,869	12,572
Other tax liability	7,381	21,892
Lease liabilities	56,696	3,196
Other	13,591	33,367
Total	$295,671	$335,149

Lease liabilities was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies.

11.	Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
4.375% Senior Notes due June 15, 2019	$—	$381,895
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(17,855)	(21,091)
Total	$1,032,145	$1,410,804

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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the 5.875% Senior Notes due 2024 (the “2024 Notes”) and the 4.375% Senior Notes that matured on June 15, 2019 (the “2019 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2019 Notes and the 2024 Notes were $861.3 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15. During the three months ended June 30, 2019, we repaid the remaining $381.9 million of principal balance of the 2019 Notes upon maturity. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
As of June 30, 2019, there was $12.3 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $9.8 million and $11.5 million as of June 30, 2019 and December 31, 2018, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term loan facility	$250,000	$—
Unsecured revolving credit facility	150,000	—
Total	$400,000	$—

On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision that allowed the Company to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 2019 Notes. The Company may increase the Credit Facility to not more than $1 billion in the aggregate, at its request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Revolving

Facility in the ordinary course of business to repay senior notes and fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2019, we had $150 million outstanding debt under the Revolving Facility with an interest rate of 4.18% per annum and there was $418.9 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 4.00%. As of June 30, 2019, there was $5.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $712,000 and $402,000 as of June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, we had outstanding letters of credit of $31.1 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended June 30, 2019 and 2018, the Company incurred interest of $22.0 million and $21.6 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.9 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively. During the six-months ended June 30, 2019 and 2018, the Company incurred interest of $45.3 million and $43.1 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $3.8 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. Accrued interest related to all outstanding debt at June 30, 2019 and December 31, 2018 was $11.9 million and $12.6 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2019 and December 31, 2018.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2019 and December 31, 2018, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2019		December 31, 2018
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,044,482	$1,052,865	$1,425,397	$1,308,826
Unsecured revolving credit facility (2)	Level 2	$150,000	$150,000	$—	$—
Term loan facility (2)	Level 2	$250,000	$250,000	$—	$—
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $12.3 million and $14.6 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Senior Notes at June 30, 2019 and December 31, 2018 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility and Term Loan Facility as of June 30, 2019 approximated book value as these borrowings occurred in June 2019 and have variable interest rate terms.

At June 30, 2019 and December 31, 2018, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the six months ended June 30, 2019 or the year ended December 31, 2018.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserve as of June 30, 2019. As of December 31, 2018, we had a $17.5 million legal reserve related to a settlement in connection with a previously disclosed lawsuit involving a land sale that occurred in 1987. This settlement was paid on February 4, 2019.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $37.6 million as of June 30, 2019 and December 31, 2018. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty reserves, beginning of period	$70,947	$70,482	$71,836	$69,373
Warranty reserves accrued	6,385	6,666	10,655	11,412
Warranty expenditures	(5,861)	(4,806)	(11,020)	(8,443)
Warranty reserves, end of period	$71,471	$72,342	$71,471	$72,342

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $587.1 million and $685.7 million, respectively. As of June 30, 2019 and December 31, 2018, our estimated cost to complete obligations related to these surety bonds was $380.2 million and $423.4 million, respectively.
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
Ground Leases
In 1987, we obtained two 55-year ground leases of commercial property that provided for three renewal options of ten years each and one 45-year renewal option.  We exercised the three ten-year extensions on one of these ground leases to extend the lease through 2071.  The commercial buildings on these properties have been sold and the ground leases have been sublet to the buyers.
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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$2,166	$4,210
Ground lease cost (included in other operations expense)	627	1,217
Sublease income, ground leases (included in other operations revenue)	(637)	(1,235)
Net lease cost	$2,156	$4,192

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$1,641	$3,250
Ground lease cash flows (included in operating cash flows)	$609	$1,217
Right-of-use assets obtained in exchange for new operating lease liabilities	$346	$2,053

June 30, 2019
Weighted-average discount rate:
Operating leases	6.0%
Ground leases	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.1
Ground leases	48.7

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2019	$4,982	$1,492
2020	8,456	2,984
2021	7,129	2,984
2022	5,538	2,984
2023	4,431	2,984
Thereafter	8,844	84,266
Total lease payments	$39,380	$97,694
Less: Interest	9,673	70,705
Present value of operating lease liabilities	$29,707	$26,989
(1)     Ground leases are fully subleased through 2041, representing $66.7 million of the $97.7 million future ground lease obligations.

14.	Stock-Based Compensation
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2019, there were 5,833,208 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stock-based compensation	$3,351	$3,720	$6,786	$7,190

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of June 30, 2019, total unrecognized stock-based compensation related to all stock-based awards was $25.9 million and the weighted average term over which the expense was expected to be recognized was 2.1 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	953,905	$14.58	4.2	$296
Granted	—	—	—	—
Exercised	(32,486)	$6.50	—	—
Forfeited	(4,754)	$14.29	—	—
Options outstanding at June 30, 2019	916,665	$14.87	3.8	$262
Options exercisable at June 30, 2019	916,665	$14.87	3.8	$262

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2018	3,341,848	$11.05	$36,526
Granted	1,656,333	$12.16	—
Vested	(844,534)	$12.95	—
Forfeited	(754,460)	$5.30	—
Nonvested RSUs at June 30, 2019	3,399,187	$12.40	$40,688

RSUs that vested, as reflected in the table above, during the six months ended June 30, 2019 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the six months ended June 30, 2019 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On May 6, 2019 the Company granted an aggregate of 61,488 time-based RSUs to the non-employee members of its board of directors and 1,098 time-based RSUs to certain employees. The RSUs granted to non-employee directors vest in their entirety on the day immediately prior to the Company's 2020 Annual Meeting of Stockholders and the RSUs granted to employee’s vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on May 6, 2019 was measured using a price of $13.66 per share which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
On March 11, 2019 and February 28, 2019, the Company granted an aggregate of 3,025 and 990,723, respectively, of time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period.  The fair value of each RSU granted on March 11, 2019 and February 28, 2019 was measured using a price of $13.22 and $12.60 per share, respectively, which were the closing stock prices on the dates of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On April 30, 2018, the Company granted an aggregate of 40,910 RSUs to the non-employee members of its board of directors. On July 23, 2018, the Company granted 6,677 RSUs to a non-employee member of its board of directors in connection with such individual's appointment to the board of directors. These RSUs vest in their entirety on the day immediately prior to the Company's 2019 Annual Meeting of Stockholders. The fair value of each RSU granted on April 30, 2018 and July 23, 2018 was measured using a price of $17.11 and $16.37 per share, respectively, which were the closing stock prices on the dates of grant. Each award will be expensed on a straight-line basis over the vesting period.
On May 7, 2018 and February 22, 2018, the Company granted an aggregate of 4,258 and 633,107, respectively, of time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period.  The fair value of each RSU granted on May 7, 2018 and February 22, 2018 was measured using a price of $17.61 and $16.94 per share, respectively, which were the closing stock prices on the date of grants. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $64.7 million and $67.8 million as of June 30, 2019 and December 31, 2018.  We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2019 and December 31, 2018.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of June 30, 2019 and December 31, 2018, we had an income tax liability to Weyerhaeuser of $577,000 and $6.6 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $9.1 million and $21.1 million for the three months ended June 30, 2019 and 2018, respectively. Our provision for income taxes totaled $9.2 million and $35.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.0 million of uncertain tax positions recorded as of both June 30, 2019 and December 31, 2018.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.	Related Party Transactions
We had no related party transactions for the six months ended June 30, 2019 and 2018.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(3,104)	$(4,098)
Income taxes paid (refunded), net	$10,601	$62,011
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$981	$1,069
Amortization of deferred loan costs capitalized to real estate inventory	$2,826	$3,003
Increase in other assets related to adoption of ASC 606	$—	$39,534

18.	Supplemental Guarantor Information
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
2019 Notes and 2024 Notes
TRI Pointe Group and TRI Pointe Homes are co-issuers of the 2019 Notes and the 2024 Notes. All of the Guarantors (other than TRI Pointe Homes) have entered into supplemental indentures pursuant to which they jointly and severally guarantee the obligations of TRI Pointe Group and TRI Pointe Homes with respect to the 2019 Notes and the 2024 Notes. Each Guarantor of the 2019 Notes and the 2024 Notes is 100% owned by TRI Pointe Group and TRI Pointe Homes, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2019 Notes and the 2024 Notes, as described below. The 2019 Notes matured on June 15, 2019, at which time the Company repaid the remaining principal balance of $381.9 million.
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
Presented below are the condensed consolidating balance sheets at June 30, 2019 and December 31, 2018, condensed consolidating statements of operations for the three and six months ended June 30, 2019 and 2018 and condensed consolidating statement of cash flows for the six months ended June 30, 2019 and 2018.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$53,620	$117,896	$—	$171,516
Receivables	23,135	35,235	—	58,370
Intercompany receivables	894,359	—	(894,359)	—
Real estate inventories	755,282	2,498,319	—	3,253,601
Investments in unconsolidated entities	—	4,241	—	4,241
Goodwill and other intangible assets, net	156,604	3,556	—	160,160
Investments in subsidiaries	1,693,254	—	(1,693,254)	—
Deferred tax assets, net	14,822	49,849	—	64,671
Other assets	20,092	144,899	—	164,991
Total assets	$3,611,168	$2,853,995	$(2,587,613)	$3,877,550

Liabilities
Accounts payable	$11,511	$51,580	$—	$63,091
Intercompany payables	—	894,359	(894,359)	—
Accrued expenses and other liabilities	80,882	214,789	—	295,671
Loans payable	400,000	—	—	400,000
Senior notes	1,032,145	—	—	1,032,145
Total liabilities	1,524,538	1,160,728	(894,359)	1,790,907

Equity
Total stockholders’ equity	2,086,630	1,693,254	(1,693,254)	2,086,630
Noncontrolling interests	—	13	—	13
Total equity	2,086,630	1,693,267	(1,693,254)	2,086,643
Total liabilities and equity	$3,611,168	$2,853,995	$(2,587,613)	$3,877,550

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$148,129	$129,567	$—	$277,696
Receivables	16,589	35,003	—	51,592
Intercompany receivables	758,501	—	(758,501)	—
Real estate inventories	812,799	2,403,260	—	3,216,059
Investments in unconsolidated entities	—	5,410	—	5,410
Goodwill and other intangible assets, net	156,604	3,823	—	160,427
Investments in subsidiaries	1,672,635	—	(1,672,635)	—
Deferred tax assets, net	14,822	52,946	—	67,768
Other assets	12,984	92,267	—	105,251
Total assets	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Liabilities
Accounts payable	$13,433	$67,880	$—	$81,313
Intercompany payables	—	758,501	(758,501)	—
Accrued expenses and other liabilities	111,902	223,247	—	335,149
Senior notes	1,410,804	—	—	1,410,804
Total liabilities	1,536,139	1,049,628	(758,501)	1,827,266

Equity
Total stockholders’ equity	2,056,924	1,672,635	(1,672,635)	2,056,924
Noncontrolling interests	—	13	—	13
Total equity	2,056,924	1,672,648	(1,672,635)	2,056,937
Total liabilities and equity	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$192,752	$499,386	$—	$692,138
Land and lot sales revenue	—	5,183	—	5,183
Other operations revenue	—	637	—	637
Total revenues	192,752	505,206	—	697,958
Cost of home sales	163,356	411,328	—	574,684
Cost of land and lot sales	—	5,562	—	5,562
Other operations expense	—	627	—	627
Sales and marketing	9,961	37,104	—	47,065
General and administrative	18,391	18,463	—	36,854
Homebuilding income from operations	1,044	32,122	—	33,166
Equity in loss of unconsolidated entities	—	(26)	—	(26)
Other income, net	8	145	—	153
Homebuilding income before income taxes	1,052	32,241	—	33,293
Financial Services:
Revenues	—	756	—	756
Expenses	—	627	—	627
Equity in income of unconsolidated entities	—	1,972	—	1,972
Financial services income before income taxes	—	2,101	—	2,101
Income before income taxes	1,052	34,342	—	35,394
Equity of net income of subsidiaries	25,215	—	(25,215)	—
Provision for income taxes	(5)	(9,127)	—	(9,132)
Net income	$26,262	$25,215	$(25,215)	$26,262

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$255,642	$513,153	$—	$768,795
Land and lot sales revenue	—	1,518	—	1,518
Other operations revenue	—	599	—	599
Total revenues	255,642	515,270	—	770,912
Cost of home sales	213,038	391,058	—	604,096
Cost of land and lot sales	—	1,426	—	1,426
Other operations expense	—	589	—	589
Sales and marketing	11,992	33,752	—	45,744
General and administrative	17,941	18,542	—	36,483
Homebuilding income from operations	12,671	69,903	—	82,574
Equity in income of unconsolidated entities	—	69	—	69
Other (loss) income, net	(104)	31	—	(73)
Homebuilding income before income taxes	12,567	70,003	—	82,570
Financial Services:
Revenues	—	391	—	391
Expenses	—	129	—	129
Equity in income of unconsolidated entities	—	1,984	—	1,984
Financial services income before income taxes	—	2,246	—	2,246
Income before income taxes	12,567	72,249	—	84,816
Equity of net income of subsidiaries	51,113	—	(51,113)	—
Provision for income taxes	—	(21,136)	—	(21,136)
Net income	$63,680	$51,113	$(51,113)	$63,680

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$364,543	$820,298	$—	$1,184,841
Land and lot sales revenue	—	6,212	—	6,212
Other operations revenue	—	1,235	—	1,235
Total revenues	364,543	827,745	—	1,192,288
Cost of home sales	308,431	687,789	—	996,220
Cost of land and lot sales	—	7,057	—	7,057
Other operations expense	—	1,217	—	1,217
Sales and marketing	19,260	66,794	—	86,054
General and administrative	37,870	37,581	—	75,451
Homebuilding (loss) income from operations	(1,018)	27,307	—	26,289
Equity in loss of unconsolidated entities	—	(51)	—	(51)
Other income, net	6,148	246	—	6,394
Homebuilding income before income taxes	5,130	27,502	—	32,632
Financial Services:
Revenues	—	1,058	—	1,058
Expenses	—	948	—	948
Equity in income of unconsolidated entities	—	2,747	—	2,747
Financial services income before income taxes	—	2,857	—	2,857
Income before income taxes	5,130	30,359	—	35,489
Equity of net income of subsidiaries	21,208	—	(21,208)	—
Provision for income taxes	(5)	(9,151)	—	(9,156)
Net income	$26,333	$21,208	$(21,208)	$26,333

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$446,062	$905,305	$—	$1,351,367
Land and lot sales revenue	—	1,741	—	1,741
Other operations revenue	—	1,197	—	1,197
Total revenues	446,062	908,243	—	1,354,305
Cost of home sales	372,093	682,505	—	1,054,598
Cost of land and lot sales	—	1,929	—	1,929
Other operations expense	—	1,191	—	1,191
Sales and marketing	22,509	61,518	—	84,027
General and administrative	36,100	37,197	—	73,297
Homebuilding income from operations	15,360	123,903	—	139,263
Equity in loss of unconsolidated entities	—	(399)	—	(399)
Other income, net	35	63	—	98
Homebuilding income before income taxes	15,395	123,567	—	138,962
Financial Services:
Revenues	—	674	—	674
Expenses	—	266	—	266
Equity in income of unconsolidated entities	—	2,986	—	2,986
Financial services income before income taxes	—	3,394	—	3,394
Income before income taxes	15,395	126,961	—	142,356
Equity of net income of subsidiaries	91,165	—	(91,165)	—
Provision for income taxes	—	(35,796)	—	(35,796)
Net income	$106,560	$91,165	$(91,165)	$106,560

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$32,114	$(136,053)	$—	$(103,939)
Cash flows from investing activities:
Purchases of property and equipment	(4,532)	(8,610)	—	(13,142)
Proceeds from sale of property and equipment	—	46	—	46
Investments in unconsolidated entities	—	(712)	—	(712)
Intercompany	(133,658)	—	133,658	—
Net cash (used in) investing activities	(138,190)	(9,276)	133,658	(13,808)
Cash flows from financing activities:
Borrowings from debt	400,000	—	—	400,000
Repayment of debt	(381,895)	—	—	(381,895)
Debt issuance costs	(3,125)	—	—	(3,125)
Proceeds from issuance of common stock under share-based awards	199	—	—	199
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,612)	—	—	(3,612)
Intercompany	—	133,658	(133,658)	—
Net cash provided by financing activities	11,567	133,658	(133,658)	11,567
Net decrease in cash and cash equivalents	(94,509)	(11,671)	—	(106,180)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$53,620	$117,896	$—	$171,516

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$97,711	$(97,760)	$—	$(49)
Cash flows from investing activities:
Purchases of property and equipment	(4,148)	(11,534)	—	(15,682)
Proceeds from sale of property and equipment	—	3	—	3
Investments in unconsolidated entities	—	(1,178)	—	(1,178)
Intercompany	(118,615)	—	118,615	—
Net cash used in investing activities	(122,763)	(12,709)	118,615	(16,857)
Cash flows from financing activities:
Repayment of notes payable	(21,685)	—	—	(21,685)
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	1,633	—	—	1,633
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Intercompany	—	118,615	(118,615)	—
Net cash (used in) provided by financing activities	(26,101)	118,614	(118,615)	(26,102)
Net (decrease) increase in cash and cash equivalents	(51,153)	8,145	—	(43,008)
Cash and cash equivalents–beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents–end of period	$125,531	$114,375	$—	$239,906

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current intentions, beliefs, expectations and predictions for the future, and you should not place undue reliance on these statements. These statements use forward-looking terminology, are based on various assumptions made by us, and may not be accurate because of risks and uncertainties surrounding the assumptions that are made.
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
Overview and Outlook
We remain encouraged by the economic conditions experienced during the first half of 2019, which resulted in improved seasonally expected demand throughout the period. Mortgage interest rates have steadily declined during the first six months of 2019, reinforcing a generally healthy homebuying market. Lower mortgage interest rates are accompanied by low unemployment, positive wage growth and high consumer confidence. The backdrop of housing remains favorable as supply remains low compared to historical levels. While the U.S. economy has been resilient against international trade conflicts and the predictions of a global economic slowdown, we remain cautious as we guide our Company through the current phase of the economic cycle. While the global economic front remains somewhat uncertain and deteriorating global conditions could negatively impact the U.S. economy, we remain confident heading into the second half of 2019. Based on the latest economic data and commentary by the Federal Reserve, we expect fiscal and monetary policy to remain favorable to our industry throughout the remainder of 2019, and we expect generally favorable industry conditions to persist into the long-term.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding:
Home sales revenue	$692,138	$768,795	$1,184,841	$1,351,367
Land and lot sales revenue	5,183	1,518	6,212	1,741
Other operations revenue	637	599	1,235	1,197
Total revenues	697,958	770,912	1,192,288	1,354,305
Cost of home sales	574,684	604,096	996,220	1,054,598
Cost of land and lot sales	5,562	1,426	7,057	1,929
Other operations expense	627	589	1,217	1,191
Sales and marketing	47,065	45,744	86,054	84,027
General and administrative	36,854	36,483	75,451	73,297
Homebuilding income from operations	33,166	82,574	26,289	139,263
Equity in (loss) income of unconsolidated entities	(26)	69	(51)	(399)
Other income (expense), net	153	(73)	6,394	98
Homebuilding income before income taxes	33,293	82,570	32,632	138,962
Financial Services:
Revenues	756	391	1,058	674
Expenses	627	129	948	266
Equity in income of unconsolidated entities	1,972	1,984	2,747	2,986
Financial services income before income taxes	2,101	2,246	2,857	3,394
Income before income taxes	35,394	84,816	35,489	142,356
Provision for income taxes	(9,132)	(21,136)	(9,156)	(35,796)
Net income	$26,262	$63,680	26,333	106,560
Earnings per share
Basic	$0.18	$0.42	$0.19	$0.70
Diluted	$0.18	$0.42	$0.18	$0.70
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	253	15.0	5.6	132	14.2	3.1	92%	6%	81%
Pardee Homes	522	44.5	3.9	464	33.5	4.6	13%	33%	(15)%
Quadrant Homes	67	6.5	3.4	54	6.3	2.9	24%	3%	20%
Trendmaker Homes	247	37.5	2.2	161	29.0	1.9	53%	29%	19%
TRI Pointe Homes	294	28.5	3.4	408	33.8	4.0	(28)%	(16)%	(15)%
Winchester Homes	108	14.0	2.6	124	14.0	3.0	(13)%	—%	(13)%
Total	1,491	146.0	3.4	1,343	130.8	3.4	11%	12%	(1)%

Net new home orders for the three months ended June 30, 2019 increased by 148 orders, or 11%, to 1,491, compared to 1,343 during the prior-year period.  The increase in net new home orders was due to a 12% increase in average selling communities. The increase in average selling communities was due primarily to our acquisition of a Dallas–Fort Worth-based homebuilder in December 2018.

Maracay reported a 92% increase in net new home orders driven by an 81% increase in monthly absorption rate and a 6% increase in average selling communities. The increase in Maracay’s monthly absorption rate to 5.6 for the three months ended June 30, 2019 was driven by strong demand for Maracay’s new community openings during the first half of 2019 as well as continued strong market fundamentals in Arizona. Pardee Homes reported a 13% increase in net new home orders driven by a 33% increase in average selling communities, offset by a 15% decrease in monthly absorption rates. Pardee Homes’ monthly absorption rate remained strong at 3.9 homes per community per month but decreased from a robust 4.6 in the prior-year period. The increase in average selling communities was a result of increased community count in our Los Angeles, Inland Empire and San Diego markets. Net new home orders increased 24% at Quadrant Homes due primarily to a 20% increase in monthly absorption rate during the current-year period as compared to the prior-year period. The increase in monthly absorption rate was due to a more stable demand environment compared to the prior-year period as well as increased sales incentives. Trendmaker Homes’ net new home orders increased 53% due to a 29% increase in average selling communities and a 19% increase in monthly absorption rate. The increase in net new home orders and average selling communities was largely the result of the acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. During the three months ended June 30, 2019, Trendmaker Homes reported 66 net new home orders from 13.0 average selling communities in Dallas–Fort Worth. The increase in Trendmaker Homes’ monthly absorption rate was due to improvements in the monthly absorption rates in Houston and Austin as a result of strong market fundamentals and successful new community openings. TRI Pointe Homes’ net new home orders decreased 28% due to a 16% decrease in average selling communities and a 15% decrease in the monthly absorption rate. The decrease in average selling communities was due to timing of community openings and closings, particularly in our Southern California market. The decrease in TRI Pointe Homes’ monthly absorption rate was primarily driven by slower demand in our core Bay Area market compared to the prior-year period. Winchester Homes reported a 13% decrease in net new home orders as a result of a 13% decrease in monthly absorption rate. The decrease in Winchester Homes’ monthly absorption rate was due to less favorable local market conditions compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2019			As of June 30, 2018			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	385	$211,935	$550	256	$134,138	$524	50%	58%	5%
Pardee Homes	790	602,054	762	695	451,860	650	14%	33%	17%
Quadrant Homes	77	65,968	857	138	130,270	944	(44)%	(49)%	(9)%
Trendmaker Homes	399	195,871	491	250	145,046	580	60%	35%	(15)%
TRI Pointe Homes	384	252,708	658	728	523,907	720	(47)%	(52)%	(9)%
Winchester Homes	173	110,012	636	204	132,875	651	(15)%	(17)%	(2)%
Total	2,208	$1,438,548	$652	2,271	$1,518,096	$668	(3)%	(5)%	(2)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 16% during both three month periods ending June 30, 2019 and 2018, respectively. The dollar value of backlog was $1.4 billion as of June 30, 2019, a decrease of $79.5 million, or 5%, compared to $1.5 billion as of June 30, 2018.  This decrease was due to a decrease in backlog units of 63, or 3%, to 2,208 as of June 30, 2019, compared to 2,271 as of June 30, 2018, in addition to a 2% decrease in the average sales price of homes in backlog to $652,000 as of June 30, 2019, compared to $668,000 as of June 30, 2018.
Maracay’s backlog dollar value increased 58% compared to the prior-year period largely due to a 50% increase in backlog units. The increase in backlog units is due to strong market conditions in Arizona and the success of recently opened communities, as demonstrated by the 92% increase in net new home orders for the current quarter. Pardee Homes’ backlog dollar value increased 33% due to an increase in average sales price of 17% and an increase in backlog units of 14%. The increase in average sales price is largely due to a higher priced mix of homes in backlog from our San Diego, California division. The increase in backlog units was due to the 13% increase in net new home orders for the current quarter. Quadrant Homes’ backlog dollar value decreased 49% as a result of a 44% decrease in backlog units and a 9% decrease in average sales price. The decrease in backlog units was a result of starting the quarter with lower backlog units resulting from generally slower year over year market conditions in the Seattle area. Trendmaker Homes’ backlog dollar value increased 35% due to a 60% increase in backlog units, offset by a 15% decrease in average sales price. The increase in backlog units and the decrease in average sales price resulted primarily from our expansion into Dallas–Fort Worth, where we had 137 homes in backlog as of June 30, 2019 at average sales prices lower than our legacy Houston and Austin operations. TRI Pointe Homes’ backlog dollar value decreased 52% mainly due to a 47% decrease in backlog units as a result of the 28% decrease in net new home orders for the current quarter. Winchester Homes’ backlog dollar value decreased 17% largely due to a 15% decrease in backlog units. The decrease in backlog units is a result of the 13% decrease in net new home orders for the three months ended June 30, 2019 as well as the reduced number of units in backlog as of the beginning of the current-year period as compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	106	$55,653	$525	121	$56,949	$471	(12)%	(2)%	11%
Pardee Homes	325	194,700	599	377	243,286	645	(14)%	(20)%	(7)%
Quadrant Homes	67	70,429	1,051	85	64,805	762	(21)%	9%	38%
Trendmaker Homes	250	117,010	468	155	76,198	492	61%	54%	(5)%
TRI Pointe Homes	281	192,752	686	347	255,642	737	(19)%	(25)%	(7)%
Winchester Homes	96	61,594	642	130	71,915	553	(26)%	(14)%	16%
Total	1,125	$692,138	$615	1,215	$768,795	$633	(7)%	(10)%	(3)%

Home sales revenue decreased $76.7 million, or 10%, to $692.1 million for the three months ended June 30, 2019. The decrease was comprised of (i) $56.9 million related to a decrease of 90 new homes delivered in the three months ended June 30, 2019 compared to the prior-year period, and (ii) $19.7 million related to a decrease of $18,000 in average sales price of homes delivered in the three months ended June 30, 2019 compared to the prior-year period.
Maracay home sales revenue decreased 2% due to a 12% decrease in new homes delivered offset by an 11% increase in average sales price. The decrease in new home deliveries was due to the timing of deliveries and the slight decrease in backlog units at the start of the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue decreased 20% due to a 14% decrease in new homes delivered and a 7% decrease in average sales price. The decrease in new homes delivered is due to a combination of timing and the decrease in backlog units at the start of the current-year period compared to the prior-year period. The decrease in average sales price was due to a product mix shift that included a lesser proportion of deliveries from our higher priced long-dated California assets in the current-year period. Quadrant Homes’ home sales revenue increased by 9% due to a 38% increase in average sales price, offset by a 21% decrease in new homes delivered. The increase in average sales price was the result of delivering more units in some core Greater Puget Sound markets, which tend to have higher price points. The decrease in new homes delivered was due to starting the current-year period with a lower number of backlog units compared to the prior-year period. Trendmaker Homes’ home sales revenue increased 54% due to a 61% increase in new homes delivered. The increase in new homes delivered was largely due to 96 deliveries from our Dallas–Fort Worth operations, along with higher volume in the Austin market. TRI Pointe Homes' home sales revenue decreased due to a 19% decrease in new homes delivered and a 7% decrease in average sales price. The decrease in new homes delivered was driven by lower backlog units at the start of the current-year period compared to the prior-year period as well as a decrease in net new home orders in the current year period. Home sales revenue decreased at Winchester Homes by 14% due to a 26% decrease in new homes delivered offset by a 16% increase in average sales price. The decrease in new homes delivered was due to lower backlog units at the start of the current-year period compared to the prior-year period as well as a decrease in net new home orders in the current year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2019	%	2018	%
Home sales revenue	$692,138	100.0%	$768,795	100.0%
Cost of home sales	574,684	83.0%	604,096	78.6%
Homebuilding gross margin	117,454	17.0%	164,699	21.4%
Add: interest in cost of home sales	18,071	2.6%	19,569	2.5%
Add: impairments and lot option abandonments	288	0.0%	609	0.1%
Adjusted homebuilding gross margin(1)	$135,813	19.6%	$184,877	24.0%
Homebuilding gross margin percentage	17.0%		21.4%
Adjusted homebuilding gross margin percentage(1)	19.6%		24.0%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 17.0% for the three months ended June 30, 2019 as compared to 21.4% for the prior-year period.  The decrease in gross margin percentage was due to lower revenue from some of our long-dated California communities, which produce gross margins above the Company average. In addition, we increased incentives in the fourth quarter of 2018 and first half of 2019 to sell inventory homes, which impacted gross margin percentage upon delivery of those homes during the second quarter of 2019. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 19.6% for the three months ended June 30, 2019, compared to 24.0% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$47,065	$45,744	6.8%	6.0%
General and administrative (G&A)	36,854	36,483	5.3%	4.7%
Total sales and marketing and G&A	$83,919	$82,227	12.1%	10.7%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue increased to 12.1% for the three months ended June 30, 2019, compared to 10.7% in the prior-year period. Total SG&A expense increased $1.7 million to $83.9 million for the three months ended June 30, 2019 from $82.2 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.8% for the three months ended June 30, 2019, compared to 6.0% for the prior-year period. The increase was due primarily to advertising costs associated with the timing of current and future community openings. In addition, our ending community count increased to 146 as of June 30, 2019 from 130 as of June 30, 2018, resulting in higher fixed sales and marketing costs on a year over year basis. Sales and marketing expense increased to $47.1 million for the three months ended June 30, 2019 compared to $45.7 million in the prior-year period due to the higher costs associated with a higher community count.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 5.3% of home sales revenue for the three months ended June 30, 2019 compared to 4.7% for the prior-year period as a result of lower operating leverage due to the 10% decrease in home sales revenue.  G&A expense increased to $36.9 million for the three months ended June 30, 2019 compared to $36.5 million for the prior-year period primarily as a result of additional headcount to support future growth in our new and existing markets, including our organic expansion into North Carolina in October 2018 and our acquisition of a Dallas–Fort Worth-based homebuilder in December 2018.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $22.0 million and $21.6 million for the three months ended June 30, 2019 and 2018, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended June 30, 2019, we recorded a tax provision of $9.1 million based on an effective tax rate of 25.8%.  For the three months ended June 30, 2018, we recorded a tax provision of $21.1 million based on an effective tax rate of 24.9%. The decrease in provision for income taxes is due to a $49.4 million decrease in income before income taxes to $35.4 million for the three months ended June 30, 2019, compared to $84.8 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $2.1 million for the three months ended June 30, 2019 compared to $2.2 million for the prior-year period.  This decrease relates to the 7% decrease in new homes delivered, which resulted in fewer opportunities to capture financial services income.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	414	13.4	5.1	285	13.6	3.5	45%	(1)%	46%
Pardee Homes	955	44.4	3.6	937	33.1	4.7	2%	34%	(23)%
Quadrant Homes	142	6.9	3.4	162	6.6	4.1	(12)%	5%	(17)%
Trendmaker Homes	490	38.6	2.1	316	29.3	1.8	55%	32%	17%
TRI Pointe Homes	589	29.6	3.3	867	33.6	4.3	(32)%	(12)%	(23)%
Winchester Homes	222	14.1	2.6	272	13.9	3.3	(18)%	1%	(21)%
Total	2,812	147.0	3.2	2,839	130.1	3.6	(1)%	13%	(11)%

Net new home orders for the six months ended June 30, 2019 decreased by 27 orders, or 1%, to 2,812, compared to 2,839 during the prior-year period.  The decrease in net new home orders was due to an 11% decrease in our average monthly absorption rate offset by a 13% increase in average selling communities.
Maracay reported a 45% increase in net new home orders driven by a 46% increase in monthly absorption rate. For the current six-month period, Maracay experienced seasonally strong market conditions in Arizona, as demonstrated by a monthly absorption rate of 5.1 homes per community. Pardee Homes increased net new home orders by 2% due to a 34% increase in average community count offset by a 23% decrease in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and San Diego markets. Overall demand for the period was strong at Pardee Homes with a monthly absorption rate of 3.6 homes per community. Net new home orders decreased 12% at Quadrant Homes due primarily to an 17% decrease in monthly absorption rate offset by a 5% increase in average selling communities. The decrease in the monthly absorption rate at Quadrant Homes was due primarily to the substantially strong absorptions we experienced in the first three months of 2018 compared to the same current year period. Trendmaker Homes’ net new home orders increased 55% due to a 32% increase in average selling communities and a 17% increase in monthly absorption rate. The increase in net new home orders and average selling communities was largely the result of the acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. During the six months ended June 30, 2019, Trendmaker Homes reported 151 net new home orders from 13.4 average selling communities in Dallas–Fort Worth. The increase in the monthly absorption rate was due to improved market conditions in Houston and Austin during the six months ended June 30, 2019 compared to the prior-year period. TRI Pointe Homes’ net new home orders decreased 32% due to a 12% decrease in average selling communities and a 23% decrease in monthly absorption rate. The decrease in average selling communities was due to the timing of community openings and closings, particularly in our Southern California market. The decrease in TRI Pointe Homes’ monthly absorption rate was primarily driven by slower demand in our core Bay Area market compared to the prior-year period. Winchester Homes’ net new home orders decreased 18% as a result of a 21% decrease in monthly absorption rate, offset by a 1% increase in average selling communities. The decrease in our monthly absorption rate was due to changes in product mix, with fewer attached communities with high absorption rates compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	180	$95,214	$529	246	$115,404	$469	(27)%	(17)%	13%
Pardee Homes	567	329,562	581	651	423,756	651	(13)%	(22)%	(11)%
Quadrant Homes	111	113,702	1,024	168	126,111	751	(34)%	(10)%	36%
Trendmaker Homes	404	187,130	463	239	117,383	491	69%	59%	(6)%
TRI Pointe Homes	523	364,543	697	616	446,062	724	(15)%	(18)%	(4)%
Winchester Homes	154	94,690	615	219	122,651	560	(30)%	(23)%	10%
Total	1,939	$1,184,841	$611	2,139	$1,351,367	$632	(9)%	(12)%	(3)%

Home sales revenue decreased $166.5 million, or 12%, to $1.2 billion for the six months ended June 30, 2019. The decrease was comprised of (i) $126.4 million related to a decrease in new homes delivered to 1,939 for the six months ended June 30, 2019 from 2,139 in the prior-year period, and (ii) $40.2 million related to a $21,000, or 3%, decrease in average sales price of homes delivered to $611,000 for the six months ended June 30, 2019, from $632,000 in the prior-year period.
Maracay home sales revenue decreased 17% due to a 27% decrease in new homes delivered, offset by a 13% increase in average sales price. The decrease in new home deliveries was due to the timing of deliveries and the decrease in backlog units at the start of the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue decreased 22% due to a 13% decrease in new homes delivered and an 11% decrease in average sales price. The decrease in average sales price was due to a product mix shift that included a fewer proportion of deliveries from our higher priced long-dated California assets. Quadrant Homes’ home sales revenue decreased home sales revenue by 10% due to a 34% decrease in new homes delivered offset by a 36% increase in average sales price. The increase in average sales price was the result of delivering more units in some core Greater Puget Sound markets, which tend to have higher price points. Trendmaker Homes’ home sales revenue increased 59% due to a 69% increase in new homes delivered offset by a 6% decrease in average sales price compared to the prior year. The increase in new homes delivered was largely due to 149 deliveries from our Dallas–Fort Worth operations that were acquired in December 2018, along with higher volume in the Austin market. TRI Pointe Homes’ home sales revenue decreased 18% due to a 15% decrease in new homes delivered and a 4% decrease in average sales price. The decrease in new homes delivered was driven by a lesser number of backlog units to start the current year compared to the prior-year period, and the decrease in average sales price was related to product mix in the quarter. Home sales revenue decreased at Winchester Homes by 23% due to a 30% decrease in homes delivered offset by a 10% increase in average sales price. The decrease in new homes delivered was due to lower backlog units at the start of the current-year period compared to the prior-year period as well as a decrease in net new home orders in the current year period.

Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2019	%	2018	%
Home sales revenue	$1,184,841	100.0%	$1,351,367	100.0%
Cost of home sales	996,220	84.1%	1,054,598	78.0%
Homebuilding gross margin	188,621	15.9%	296,769	22.0%
Add: interest in cost of home sales	32,262	2.7%	33,798	2.5%
Add: impairments and lot option abandonments	5,490	0.5%	857	0.1%
Adjusted homebuilding gross margin(1)	$226,373	19.1%	$331,424	24.5%
Homebuilding gross margin percentage	15.9%		22.0%
Adjusted homebuilding gross margin percentage(1)	19.1%		24.5%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 15.9% for the six months ended June 30, 2019 as compared to 22.0% for the prior-year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries, with a smaller proportion of deliveries from our long-dated California communities, which produce gross margins above the Company average, having a smaller impact on our overall gross margin percentage compared to the prior-year period. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 19.1% for the six months ended June 30, 2019, compared to 24.5% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$86,054	$84,027	7.3%	6.2%
General and administrative (G&A)	75,451	73,297	6.4%	5.4%
Total sales and marketing and G&A	$161,505	$157,324	13.6%	11.6%

Total SG&A as a percentage of home sales revenue increased to 13.6% for the six months ended June 30, 2019, compared to 11.6% for the prior-year period. Total SG&A expense increased $4.2 million, to $161.5 million for the six months ended June 30, 2019 from $157.3 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 7.3% for the six months ended June 30, 2019, compared to 6.2% for the prior-year period. The increase was due primarily to lower operating leverage on the fixed components of sales and marketing expenses as a result of the 12% decrease in homes sales revenue and the community count growth we have experienced in the current year, resulting in higher fixed sales and marketing costs on a year over year basis. Sales and marketing expense increased to $86.1 million for the six months ended June 30, 2019 compared to $84.0 million in the prior-year period due to the active community count.
G&A expenses as a percentage of home sales revenue increased to 6.4% of home sales revenue for the six months ended June 30, 2019 compared to 5.4% for the prior-year period as a result of lower operating leverage due to the 12% decrease in home sales revenue.  G&A expenses increased to $75.5 million for the six months ended June 30, 2019 compared to $73.3 million in the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.

Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $45.3 million and $43.1 million for the six months ended June 30, 2019 and 2018, respectively.  All interest incurred in both periods was capitalized.
Other Income (Expense), Net
Other income (expense), net for the six months ended June 30, 2019 and 2018 was income of $6.4 million and $0.1 million, respectively. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser Company (“Weyerhaeuser”), pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we recorded other income of $6.0 million related to the reduction of our income tax liability to Weyerhaeuser.
Income Tax
For the six months ended June 30, 2019, we recorded a tax provision of $9.2 million based on an effective tax rate of 25.8%.  For the six months ended June 30, 2018, we recorded a tax provision of $35.8 million based on an effective tax rate of 25.1%. The decrease in provision for income taxes is due to a $106.9 million decrease in income before income taxes to $35.5 million for the six months ended June 30, 2019, compared to $142.4 million for the prior-year period.
Financial Services Segment
Income from our financial services operations decreased to $2.9 million for the six months ended June 30, 2019 compared to $3.4 million for the prior-year period.  The decrease in financial services income for the six months ended June 30, 2019 compared to the prior-year period relates to the decline in new home deliveries we have experienced, which resulted in fewer opportunities to capture financial services income.
Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
Maracay	2,234	2,142	92	4%
Pardee Homes	13,649	14,749	(1,100)	(7)%
Quadrant Homes	853	1,073	(220)	(21)%
Trendmaker Homes	1,924	1,443	481	33%
TRI Pointe Homes	2,759	2,584	175	7%
Winchester Homes	1,211	1,570	(359)	(23)%
Total	22,630	23,561	(931)	(4)%
Lots Controlled(1)
Maracay	1,377	914	463	51%
Pardee Homes	755	1,075	(320)	(30)%
Quadrant Homes	589	759	(170)	(22)%
Trendmaker Homes	778	481	297	62%
TRI Pointe Homes	1,646	1,584	62	4%
Winchester Homes	342	455	(113)	(25)%
Total	5,487	5,268	219	4%
Total Lots Owned or Controlled(1)	28,117	28,829	(712)	(2)%

__________

(1)	As of June 30, 2019 and 2018, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2019 were the repayment of debt, operating expenses, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2019, we had total liquidity of $590.4 million, including cash and cash equivalents of $171.5 million and $418.9 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the 5.875% Senior Notes due 2024 (the “2024 Notes”) and the 4.375% Senior Notes that matured on June 15, 2019 (the “2019 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2019 Notes and the 2024 Notes were $861.3 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15. During the three months ended June 30, 2019, we repaid the remaining $381.9 million of principal balance of the 2019 Notes upon maturity. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2019, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision, which allowed us to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 2019 Notes. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on our leverage ratio. Interest rates on borrowings under the Term

Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2019, we had $150 million outstanding debt under the Revolving Facility with an interest rate of 4.18% per annum and there was $418.9 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of June 30, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 4.00%. As of June 30, 2019, there was $5.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $712,000 and $402,000 as of June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, we had outstanding letters of credit of $31.1 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2019	2019
Consolidated Tangible Net Worth	$1,926,470	$1,363,168
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	40.0%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.3	≥1.5
(Not less than 1.5:1.0)

In addition, the Credit Facility limits the aggregate number of single family dwellings (where construction has commenced) owned by the Company or any guarantor that are not presold or model units to no more than the greater of (i) 50% of the number of housing unit closings (as defined) during the preceding 12 months; or (ii) 100% of the number of housing unit closings during the preceding 6 months. However, a failure to comply with this “Spec Unit Inventory Test” will not be an event of default or default, but will be excluded from the borrowing base as of the last day of the quarter in which the non-compliance occurs. The Credit Facility further requires that at least 97.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of June 30, 2019, we were in compliance with all of these financial covenants.
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
Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Loans Payable	$400,000	$—
Senior Notes	1,032,145	1,410,804
Total debt	1,432,145	1,410,804
Stockholders’ equity	2,086,630	2,056,924
Total capital	$3,518,775	$3,467,728
Ratio of debt-to-capital(1)	40.7%	40.7%

Total debt	$1,432,145	$1,410,804
Less: Cash and cash equivalents	(171,516)	(277,696)
Net debt	1,260,629	1,133,108
Stockholders’ equity	2,086,630	2,056,924
Net capital	$3,347,259	$3,190,032
Ratio of net debt-to-net capital(2)	37.7%	35.5%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.

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

Cash Flows—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $103.9 million to $103.9 million for the six months ended June 30, 2019, from net cash used of $49,000 for the six months ended June 30, 2018. The change was comprised of offsetting activity, including (i) a decrease in net income to $26.3 million for the three months ended June 30, 2019 compared to $106.6 million in the prior-year period, (ii) a decrease in cash collected to cash used of $6.8 million in the three months ended June 30, 2019 compared to cash provided of $66.0 million in the prior-year period, and (iii) other offsetting activity, including changes in inventory, other assets, accounts payable and accrued expenses.

•
Net cash used in investing activities was $13.8 million for the six months ended June 30, 2019, compared to $16.9 million for the prior-year period.  The decrease in cash used in investing activities was due mainly to a decrease in purchases of property and equipment.

•
Net cash provided by financing activities was $11.6 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $26.1 million for the same period in the prior year. In the current year period, we borrowed $400.0 million in loans payable and repaid $381.9 million of senior notes which matured in June 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2019, we had $71.4 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $665.3 million (net of deposits).
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of June 30, 2019 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	94	4	—	14	$373 - $405
Arroyo Seco	2020	44	—	44	—	—	$419 - $479
City of Chandler:
Hawthorn Manor	2017	84	73	11	8	14	$490 - $564
Mission Estates	2019	26	1	25	15	1	$537 - $598
Windermere Ranch	2019	91	—	91	20	—	$503 - $542
City of Gilbert:
Marathon Ranch	2018	63	32	31	25	23	$520 - $563
Lakes At Annecy	2019	216	5	211	32	5	$257 - $354
Annecy P3	2020	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	—	92	53	—	$549 - $624
Lakeview Trails II	2020	68	—	68	—	—	$554 - $629
Copper Bend	2020	38	—	38	—	—	$489 - $509
Waterston	2020	332	—	332	—	—	$487 - $775
City of Goodyear:
Villages at Rio Paseo	2018	117	32	85	19	14	$190 - $221
Cottages at Rio Paseo	2018	93	46	47	14	15	$231 - $252
City of Mesa:
The Vista at Granite Crossing	2018	37	37	—	—	12	$438 - $513
Electron at Eastmark	2019	53	10	43	22	10	$364 - $441
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	2	$425 - $451
Estates at The Meadows	2017	272	126	146	55	26	$505 - $591
Enclave at The Meadows	2018	126	43	83	34	14	$386 - $481
Deseo	2019	94	—	94	14	—	$502 - $596
City of Phoenix:
Navarro Groves	2018	54	42	12	9	18	$439 - $484
Loma @ Avance	2019	124	—	124	26	—	$367 - $426
Ranger @ Avance	2019	145	—	145	16	—	$409 - $481
Piedmont @ Avance	2019	99	—	99	19	—	$495 - $510
Alta @ Avance	2019	26	—	26	2	—	$607 - $636
Town of Queen Creek:
Spur Cross	2020	118	—	118	—	—	$474 - $579
Phoenix, Arizona Total		2,834	609	2,225	383	168
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	95	8	1	8	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	83	—	—	1	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	88	—	—	3	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	68	1	1	—	$448 - $480
Tucson, Arizona Total		343	334	9	2	12
Maracay Total		3,177	943	2,234	385	180

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
California
San Diego County:
Almeria	2017	80	80	—	—	5	$1,440 - $1,560
Vista Santa Fe	2019	44		44	14	—	$1,760 - $1,950
Sendero	2019	112	11	101	57	11	$1,150 - $1,350
Terraza	2019	81	9	72	39	9	$1,260 - $1,400
Carmel	2019	105	—	105	38	—	$1,380 - $1,500
Vista Del Mar	2019	79	—	79	27	—	$1,530 - $1,720
Pacific Highlands Ranch Future	2020	115	—	115	—	—	TBD
Sandstone	2018	81	66	15	11	17	$640 - $710
Lake Ridge	2018	129	57	72	15	23	$710 - $860
Veraz	2018	111	22	89	5	12	$380 - $460
Moderna	2018	44	35	9	6	25	$355 - $440
Marea	2020	143	—	143	—	—	$370 - $470
Solmar	2019	74	—	74	—	—	$365 - $440
Solmar Sur	2019	108	—	108	—	—	$365 - $440
PA61 Townhomes	2021	170	—	170	—	—	TBD
Meadowood	TBD	845	—	845	—	—	$360 - $650
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	49	46	2	12	$575 - $670
Arista	2017	143	78	65	9	10	$725 - $790
Cresta	2018	67	24	43	6	14	$790 - $890
Lyra	2019	84	8	76	16	8	$650 - $720
Sola	2019	104	13	91	46	13	$545 - $590
Skyline Ranch Future	TBD	882	—	882	—	—	$550 - $810
Riverside County:
Vantage	2016	101	101	—	—	2	$390 - $410
Aura	2017	100	100	—	—	3	$370 - $385
Starling	2017	68	55	13	9	15	$425 - $440
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$310 - $325
Elara	2016	260	225	35	18	23	$310 - $345
Daybreak	2017	159	85	74	27	11	$345 - $365
Cascade	2017	209	128	81	12	28	$330 - $345
Abrio	2018	98	39	59	23	7	$400 - $425
Beacon	2018	106	38	68	24	20	$475 - $525
Alisio	2019	84	3	81	32	3	$295 - $330
Vita	2019	113	8	105	16	8	$310 - $335
Avid	2019	70	1	69	16	1	$340 - $365
Elan	2019	101	3	98	9	3	$400 - $420
Mira	2019	90	5	85	3	5	$365 - $395
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	39	45	8	14	$450 - $475
Tamarack	2018	84	64	20	9	9	$480 - $520
Braeburn	2018	82	17	65	24	9	$400 - $425
Canvas	2018	89	25	64	19	17	$370 - $425
Kadence	2018	85	20	65	20	12	$390 - $440
Newpark	2018	93	15	78	23	7	$430 - $495
Easton	2018	92	15	77	14	10	$440 - $530
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,344	—	4,344	—	—	TBD

San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		13,239	1,438	11,801	597	366
Nevada
Clark County:
North Peak	2015	176	176	—	—	1	$312 - $370
Castle Rock	2015	183	183	—	—	4	$365 - $455
Escala	2016	64	64	—	—	1	$520 - $590
Strada	2017	83	59	24	19	—	$425 - $490
Linea	2018	123	76	47	28	28	$365 - $405
Strada 2.0	2019	92	—	92	2		$425 - $545
Linea II	2020	79	—	79	—	—	$360 - $400
Inspirada Townhomes	2020	114	—	114	—	—	TBD
Meridian	2016	62	62	—	—	1	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	50	1	1	1	$475 - $530
Luma	2018	63	61	2	2	20	$490 - $530
Evolve	2019	74	—	74	17	—	$300 - $320
Corterra	2018	112	17	95	5	14	$450 - $550
Keystone	2017	70	69	1	—	6	$465 - $550
Cobalt	2017	107	59	48	8	13	$390 - $455
Onyx	2018	88	24	64	14	10	$450 - $490
Axis	2017	52	46	6	4	13	$860 - $1,125
Axis at the Canyons	2019	26	—	26	10	—	$780 - $905
Midnight Ridge	2019	104	—	104	—	—	$540 - $585
Pivot	2017	88	64	24	12	20	$405 - $470
Strada at Pivot	2017	27	27	—	12	2	$450 - $480
Nova Ridge	2017	81	56	25	—	17	$680 - $840
Nova Ridge at the Cliffs	2019	27		27	3	—	$680 - $840
Tera Luna	2018	116	12	104	12	8	$545 - $660
Indogo	2018	202	40	162	15	18	$300 - $355
Larimar	2018	170	13	157	8	9	$350 - $405
Blackstone	2018	140	20	120	18	15	$410 - $500
Cirrus	2019	54	—	54	3	—	$360 - $395
Silverado	2020	274	—	274	—	—	TBD
Sandalwood	2020	116	—	116	—	—	$685 - $815
Nevada Total		3,026	1,178	1,848	193	201
Pardee Total		16,265	2,616	13,649	790	567

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	—	43	4	—	$770 - $880
Grove South, Bothell	2019	9	—	9	1	—	$770 - $820
King County:
Vareze, Kirkland	2020	82	—	82	—	—	$690 - $880
Inglewood Landing, Sammamish	2019	21	10	11	4	10	$1,115 - $1,290
Kirkwood Terrace, Sammamish	2018	12	10	2	—	5	$1,800 - $1,900
Cedar Landing, North Bend	2019	138	—	138	24	—	$740 - $880
Monarch Ridge, Sammamish	2019	59	—	59	—	—	$970 - $1,245
Overlook at Summit Park, Maple Valley	2019	126	9	117	17	9	$596 - $700
Aurea, Sammamish	2019	41	—	41	—	—	$695 - $837
Aldea, Newcastle	2019	129	18	111	13	18	$810 - $883
Lario, Bellevue	2020	46	—	46	—	—	$765 - $1,030
Soundview, Federal Way	2018	21	15	6	4	11	$531 - $660
Eagles Glen, Sammamish	2020	10	—	10	—	—	$1,100 - $2,000
Finn Meadows, Kirkland	2020	10	—	10	—	—	$900 - $1,050
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,100 - $1,260
Kitsap County:
Lone Pine, Poulsbo	2019	15	—	15	4	—	$474 - $530
Winslow Grove, Bainbridge Island	2018	19	12	7	6	10	$997 - $1,192
Blue Heron, Poulsbo	2021	85	—	85	—	—	$489 - $664
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$494 - $530
Closed Communities		—	—	—	—	48
Washington Total		927	74	853	77	111
Quadrant Total		927	74	853	77	111

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	42	7	3	7	$446 - $489
Rise Meridiana	2016	47	38	9	—	8	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	32	6	26	8	5	$415 - $500
Cross Creek Ranch 65', Fulshear	2013	77	50	27	5	10	$442 - $559
Cross Creek Ranch 70', Fulshear	2013	85	60	25	14	9	$510 - $587
Cross Creek Ranch 80', Fulshear	2013	60	39	21	13	11	$600 - $655
Cross Creek Ranch 90', Fulshear	2013	37	33	4	1	1	$695 - $829
Fulshear Run 1/2 Acre, Richmond	2016	54	43	11	4	12	$573 - $699
Fulshear Run (Land)	TBD	91	—	91	—	—	TBD
Harvest Green 75', Richmond	2015	48	37	11	9	2	$449 - $574
Sienna Plantation 85', Missouri City	2015	54	33	21	1	3	$546 - $717
Grayson Woods 60'	TBD	17	—	17	—	—	$400 - $480
Grayson Woods 70'	TBD	10	—	10	1	—	$480 - $555
Katy Gaston	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	78	39	8	7	$298 - $360
Lakes of Creekside	2015	38	22	16	7	6	$460 - $611
Balmoral 50'	2019	24	—	24	1	—	$270 - $351
Bridgeland '80, Cypress	2015	118	91	27	13	8	$555 - $683
Bridgeland 70'	2018	41	9	32	8	2	$511 - $574
Villas at Bridgeland 50'	2018	48	7	41	2	5	$356 - $409
Elyson 70', Cypress	2016	20	20	—	—	2	$463 - $482
Falls at Dry Creek	2019	5	—	5	—	—	TBD
Hidden Arbor, Cypress	2015	129	102	27	—	—	$419 - $599
Clear Lake, Houston	2015	778	528	250	57	50	$350 - $698
Montgomery County:
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
Bender's Landing Estates, Spring	2014	104	104	—	—	13	$553 - $555
The Woodlands, Creekside Park	2015	127	99	28	10	29	$423 - $729
Royal Brook, Porter	2018	24	2	22	1	1	$393 - $479
Waller County:
LakeHouse	2019	350	3	347	20	3	$263 - $575
Williamson County:
Crystal Falls	2016	29	25	4	—	—	TBD
Rancho Sienna 60'	2016	51	25	26	5	7	$339 - $446
Rancho Sienna 80'	2018	5	4	1	1	2	$456 - $519
Highlands at Mayfield Ranch 50'	2018	36	17	19	10	9	$282 - $375
Highlands at Mayfield Ranch 60'	2018	23	8	15	9	7	$335 - $406
Rancho Sienna 50'	2019	30	1	29	3	1	$291 - $394
Palmera Ridge	2019	30	2	28	18	2	$272 - $344
Hays County:
Belterra 60', Austin	2017	36	36	—	—	10	$419 - $458
Belterra 80', Austin	2016	37	37	—	—	3	$552 - $562
Headwaters, Dripping Springs	2017	30	30	—	—	7	$453 - $485
6 Creeks 50' Section 1 & 2	2019	35	—	35	—	—	TBD
6 Creeks 60' Section 1 & 2	2019	15	—	15	—	—	TBD
Travis County:
Lakes Edge 70'	2018	45	21	24	23	8	$645 - $830
Lakes Edge 80'	2018	14	7	7	7	3	$742 - $792

Collin County:
Miramonte, Frisco	2016	62	46	16	6	10	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	145	20	6	2	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	18	22	8	6	$368 - $480
Denton County:
Glenview, Frisco	2017	50	20	30	4	12	$345 - $485
Paloma Creek, Little Elm		267	164	103	6	20	$275 - $390
Parks at Legacy, Prosper	2017	55	24	31	6	10	$384 - $495
Shadow Creek, Hickory Creek	2016	40	39	1	1	3	$360 - $400
Valencia, Little Elm	2016	82	48	34	6	11	$350 - $444
Villages of Carmel, Denton	2017	96	52	44	28	10	$290 - $360
Kaufman County:
Park Trails, Forney	2015	85	82	3	2	9	$240 - $280
Rockwall County:
Heath Golf and Yacht, Heath	2016	100	64	36	7	7	$294 - $490
Woodcreek, Fate	2017	94	78	16	10	16	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	81	58	23	5	14	$270 - $375
Lakes of River Trails, Fort Worth	2011	156	130	26	24	9	$317 - $416
Ventana, Benbrook	2017	70	39	31	18	10	$318 - $430
Closed Communities	N/A	—	—	—	—	2
Texas Total		4,597	2,673	1,924	399	404
Trendmaker Homes Total		4,597	2,673	1,924	399	404

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	151	—	—	5	$687 - $719
Viridian	2018	72	26	46	16	9	$895 - $994
Sterling Row Townhomes, Irvine	2017	96	96	—	—	1	$572 - $779
Varenna at Orchard Hills, Irvine	2016	105	90	15	1	17	$1,225 - $1,343
Alston, Anaheim	2017	75	75	—	—	15	$828 - $869
StrataPointe, Buena Park	2017	149	146	3	3	21	$549 - $737
Lyric	2019	70	24	46	5	24	$790 - $943
Citron at Bedford	2019	101	19	82	12	19	$383 - $425
Windbourne	2020	19	—	19	—	—	TBD
Canvas	2020	25	—	25	—	—	TBD
San Diego County:
Prism at Weston	2018	142	50	92	29	16	$574 - $632
Talus at Weston	2018	63	42	21	10	10	$680 - $730
Riverside County:
Terrassa Court, Corona	2015	94	94	—	—	1	$421 - $499
Terrassa Villas, Corona	2015	52	51	1	1	5	$491 - $554
Cassis at Rancho Soleo	2020	79	—	79	—	—	TBD
Cava at Rancho Soleo	2020	63	—	63	—	—	TBD
Cerro at Rancho Soleo	2020	103	—	103	—	—	TBD
Los Angeles County:
VuePointe, El Monte	2017	102	100	2	2	13	$479 - $654
Bradford @ Rosedale, Azusa	2017	52	52	—	—	1	$816 - $906
Lucera at Aliento	2017	67	66	1	1	4	$622 - $648
Tierno at Aliento	2017	63	49	14	—	—	$667 - $695
Tierno II at Aliento	2018	63	24	39	8	14	$642 - $708
Paloma at West Creek	2018	155	85	70	16	35	$453 - $524
Mystral	2019	78	8	70	22	8	$635 - $684
Celestia	2019	72	11	61	25	11	$597 - $626
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	—	—	$509 - $560
St. James III at Park Place, Ontario	2018	82	55	27	14	18	$509 - $560
Ivy at The Preserve	2020	113	—	113	—	—	TBD
Hazel at The Preserve	2020	133	—	133	—	—	TBD
Tempo at The Resort	2019	80	—	80	—	—	TBD
Southern California Total		2,644	1,433	1,211	165	247
Northern California
Contra Costa County:
Wynstone at Barrington, Brentwood	2017	92	88	4	2	11	$640 - $675
Greyson Place	2019	44	—	44	7	—	$785 - $885
Santa Clara County:
Madison Gate	2018	65	30	35	6	6	$785 - $1,134
Blanc at Glen Loma	2019	49	—	49	2	—	$765 - $815
Noir at Glen Loma	2019	64	—	64	3	—	$870 - $920
Lotus at Urban Oak	2020	25	—	25	—	—	$930 - $1,054
Solano County:
Bloom at Green Valley, Fairfield	2018	91	48	43	12	17	$548 - $588
Harvest at Green Valley, Fairfield	2018	56	38	18	7	10	$550 - $630
Lantana, Fairfield	2019	133	19	114	21	19	$460 - $505
San Joaquin County:

Sundance, Mountain House	2015	113	108	5	—	—	$648 - $721
Sundance II, Mountain House	2017	138	72	66	11	13	$648 - $721
Alameda County:
Commercial, Alameda Landing	2019	2	—	2	2	—	$550
Blackstone at the Cannery, Hayward SFA	2016	105	105	—	—	1	$666 - $776
Slate at Jordan Ranch, Dublin	2017	56	56	—	—	5	$1,125 - $1,225
Onyx at Jordan Ranch, Dublin	2017	105	68	37	4	14	$914 - $966
Quartz at Jordan Ranch, Dublin	2018	45	42	3	1	12	$958 - $1,098
Apex, Fremont	2018	77	47	30	3	8	$784 - $1,096
Palm, Fremont	2019	31	7	24	3	7	$2,119 - $2,225
Ellis at Central Station, Oakland	2019	128	—	128	—	—	$700 - $813
Sacramento County:
Natomas	2019	94	—	94	—	—	$344 - $410
Placer County:
La Madera	2019	102	—	102	7	—	$446 - $526
San Francisco County:
Lofton at NOPO, San Francisco	2020	54	—	54	—	—	$995 - $1,255
Northern California Total		1,669	728	941	91	123
California Total		4,313	2,161	2,152	256	370
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	64	93	23	30	$375 - $427
Terrain Ravenwood Village (4000)	2018	100	50	50	22	17	$403 - $471
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
The Canyons	2020	89	—	89	—	—	TBD
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	76	—	—	1	$516 - $656
Candelas 3500 Series, Arvada	2016	97	97	—	—	16	$408 - $466
Candelas 5000 Series, Arvada	2017	62	61	1	1	17	$516 - $584
Candelas 4020 Series, Arvada	2019	98	21	77	20	21	$465 - $520
Crown Point, Westminster	2019	64	8	56	28	8	$430 - $482
Arapahoe County:
Whispering Pines, Aurora	2016	115	78	37	21	14	$636 - $681
Adams County:
Amber Creek, Thornton	2017	121	97	24	13	29	$398 - $483
Colorado Total		1,159	552	607	128	153
TRI Pointe Total		5,472	2,713	2,759	384	523

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2019	Lots Owned as of June 30, 2019(3)	Backlog as of June 30, 2019(4)(5)	Homes Delivered for the Six Months Ended June 30, 2019	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	100	53	47	9	14	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	43	21	22	4	5	$540 - $625
Watson's Glen, Millersville	2015	103	4	99	—	—	TBD
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	139	83	21	14	$495 - $597
Landsdale Townhomes	2015	100	83	17	3	7	$330 - $383
Landsdale TND Neo SFD	2015	77	48	29	10	4	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	222	137	14	18	$510 - $765
Cabin Branch Avenue Townhomes	2017	86	61	25	12	9	$420 - $488
Cabin Branch Crossings Townhomes	2019	98	—	98	—	—	$440 - $515
Cabin Branch Manor Townhomes	2014	444	315	129	18	16	$360 - $464
Preserve at Stoney Spring - Lots for Sale	N/A	3	—	3	—	—	N/A
Glenmont MetroCenter, Silver Spring	2016	171	93	78	25	18	$435 - $513
Chapman Row, Rockville	2019	61	—	61	7	—	$720 - $775
Randolph Farms, Rockville	2019	104	—	104	—	—	TBD
Closed Communities	N/A	—	—	—	—	1
Maryland Total		1,971	1,039	932	123	106
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	N/A	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	8	16	9	7	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	—	188	4	—	$660 - $755
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	53	29	24	18	9	$700 - $724
Birchwood AA	2018	43	23	20	10	14	$577 - $634
Vistas at Lansdowne, Lansdowne	2015	120	120	—	—	11	$536 - $576
Willowsford Grant II, Aldie	2016	55	29	26	9	6	$950 - $1,226
Closed Communities	N/A	—	—	—	—	1	N/A
Virginia Total		488	209	279	50	48
Winchester Total		2,459	1,248	1,211	173	154

Combined Company Total		32,897	10,267	22,630	2,208	1,939
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of June 30, 2019 include owned lots in backlog as of June 30, 2019.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2019, 1,474 homes are under construction, 326 homes have completed construction, and 408 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2019. We did not enter into during the six months ended June 30, 2019, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2019.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Douglas F. Bauer

10.2†	Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Thomas J. Mitchell

10.3†	Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Michael D. Grubbs

10.4†	Form of Severance and Change in Control Protection Agreement

10.5†
Letter agreement by and between TRI Pointe Group, Inc. and Michael D. Grubbs, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 1, 2019))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: July 25, 2019	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 25, 2019	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer
(Principal Financial Officer)