Form 10-Q
period 2019-09-30
TRI Pointe Group, Inc.
filed 2019-10-31
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
139,237,697 shares of the registrant's common stock were issued and outstanding as of October 14, 2019.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$130,262	$277,696
Receivables	70,507	51,592
Real estate inventories	3,345,390	3,216,059
Investments in unconsolidated entities	4,207	5,410
Goodwill and other intangible assets, net	160,026	160,427
Deferred tax assets, net	57,275	67,768
Other assets	173,804	105,251
Total assets	$3,941,471	$3,884,203
Liabilities
Accounts payable	$81,279	$81,313
Accrued expenses and other liabilities	315,436	335,149
Loans payable	400,000	—
Senior notes, net	1,033,058	1,410,804
Total liabilities	1,829,773	1,827,266

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 139,237,697 and 141,661,713 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,392	1,417
Additional paid-in capital	624,312	658,720
Retained earnings	1,485,981	1,396,787
Total stockholders’ equity	2,111,685	2,056,924
Noncontrolling interests	13	13
Total equity	2,111,698	2,056,937
Total liabilities and equity	$3,941,471	$3,884,203

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding:
Home sales revenue	$746,269	$771,768	$1,931,110	$2,123,135
Land and lot sales revenue	607	2,225	6,819	3,966
Other operations revenue	618	598	1,853	1,795
Total revenues	747,494	774,591	1,939,782	2,128,896
Cost of home sales	577,627	607,053	1,573,847	1,661,651
Cost of land and lot sales	495	2,234	7,552	4,163
Other operations expense	609	590	1,826	1,781
Sales and marketing	47,834	44,854	133,888	128,881
General and administrative	38,751	38,109	114,202	111,406
Homebuilding income from operations	82,178	81,751	108,467	221,014
Equity in income (loss) of unconsolidated entities	18	15	(33)	(384)
Other income (expense), net	325	(477)	6,719	(379)
Homebuilding income before income taxes	82,521	81,289	115,153	220,251
Financial Services:
Revenues	901	480	1,959	1,154
Expenses	817	125	1,765	391
Equity in income of unconsolidated entities	2,114	1,986	4,861	4,972
Financial services income before income taxes	2,198	2,341	5,055	5,735
Income before income taxes	84,719	83,630	120,208	225,986
Provision for income taxes	(21,858)	(19,661)	(31,014)	(55,457)
Net income	$62,861	$63,969	$89,194	$170,529
Earnings per share
Basic	$0.45	$0.43	$0.63	$1.13
Diluted	$0.44	$0.43	$0.63	$1.13
Weighted average shares outstanding
Basic	141,088,381	147,725,074	141,729,759	150,377,472
Diluted	141,533,546	148,318,032	142,128,786	151,482,456

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643
Net income	—	—	—	62,861	62,861	—	62,861
Shares issued under share-based awards	14,454	—	101	—	101	—	101
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,828	—	3,828	—	3,828
Share repurchases	(3,035,420)	(31)	(41,704)	—	(41,735)	—	(41,735)
Balance at September 30, 2019	139,237,697	$1,392	$624,312	$1,485,981	$2,111,685	$13	$2,111,698

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	89,194	89,194	—	89,194
Shares issued under share-based awards	611,404	6	294	—	300	—	300
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense	—	—	10,614	—	10,614	—	10,614
Share repurchases	(3,035,420)	(31)	(41,704)	—	(41,735)	—	(41,735)
Balance at September 30, 2019	139,237,697	$1,392	$624,312	$1,485,981	$2,111,685	$13	$2,111,698

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	152,027,014	$1,520	$796,746	$1,233,436	$2,031,702	$604	$2,032,306
Net income	—	—	—	63,969	63,969	—	63,969
Shares issued under share-based awards	27,308	1	309	—	310	—	310
Stock-based compensation expense	—	—	3,765	—	3,765	—	3,765
Share repurchases	(9,852,009)	(99)	(139,250)	—	(139,349)	—	(139,349)
Balance at September 30, 2018	142,202,313	$1,422	$661,570	$1,297,405	$1,960,397	$604	$1,961,001

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	151,162,999	$1,512	$793,980	$1,134,230	$1,929,722	$605	$1,930,327
Cumulative effect of accounting change	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	170,529	170,529	—	170,529
Shares issued under share-based awards	891,323	9	1,934	—	1,943	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense		—	10,955		10,955		10,955
Share repurchases	(9,852,009)	(99)	(139,250)	—	(139,349)	—	(139,349)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Balance at September 30, 2018	142,202,313	$1,422	$661,570	$1,297,405	$1,960,397	$604	$1,961,001

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$89,194	$170,529
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,357	19,581
Equity in income of unconsolidated entities, net	(4,828)	(4,588)
Deferred income taxes, net	10,493	19,729
Amortization of stock-based compensation	10,614	10,955
Charges for impairments and lot option abandonments	6,519	1,500
Changes in assets and liabilities:
Real estate inventories	(142,599)	(315,825)
Receivables	(18,915)	40,612
Other assets	(9,086)	(14,486)
Accounts payable	(34)	10,841
Accrued expenses and other liabilities	(60,239)	(17,716)
Returns on investments in unconsolidated entities, net	6,215	6,778
Net cash used in operating activities	(94,309)	(72,090)
Cash flows from investing activities:
Purchases of property and equipment	(22,392)	(24,547)
Proceeds from sale of property and equipment	46	8
Investments in unconsolidated entities	(712)	(1,812)
Net cash used in investing activities	(23,058)	(26,351)
Cash flows from financing activities:
Borrowings from debt	400,000	100,000
Repayment of debt	(381,895)	(57,931)
Debt issuance costs	(3,125)	—
Distributions to noncontrolling interests	—	(1)
Proceeds from issuance of common stock under share-based awards	300	1,943
Minimum tax withholding paid on behalf of employees for share-based awards	(3,612)	(6,049)
Share repurchases	(41,735)	(139,349)
Net cash used in financing activities	(30,067)	(101,387)
Net decrease in cash and cash equivalents	(147,434)	(199,828)
Cash and cash equivalents–beginning of period	277,696	282,914
Cash and cash equivalents–end of period	$130,262	$83,086

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of September 30, 2019 and December 31, 2018 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Title and escrow services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Austin, Colorado and Maryland and both title examinations and escrow services for our homebuyers in Arizona, Nevada, Texas and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are still evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Maracay	$70,860	$66,730	$166,074	$182,134
Pardee Homes	321,922	224,452	651,484	648,208
Quadrant Homes	49,875	66,174	164,812	193,481
Trendmaker Homes	103,428	78,606	296,212	197,730
TRI Pointe Homes	154,737	264,499	519,280	710,561
Winchester Homes	46,672	74,130	141,920	196,782
Total homebuilding revenues	747,494	774,591	1,939,782	2,128,896
Financial services	901	480	1,959	1,154
Total	$748,395	$775,071	$1,941,741	$2,130,050

Income (loss) before income taxes
Maracay	$6,179	$6,260	$10,355	$15,665
Pardee Homes	73,790	36,087	87,734	122,195
Quadrant Homes	1,600	9,269	4,154	25,206
Trendmaker Homes	5,578	7,379	10,888	13,977
TRI Pointe Homes	7,245	30,945	29,734	69,651
Winchester Homes	(71)	4,122	1,718	9,908
Corporate	(11,800)	(12,773)	(29,430)	(36,351)
Total homebuilding income before income taxes	82,521	81,289	115,153	220,251
Financial services	2,198	2,341	5,055	5,735
Total	$84,719	$83,630	$120,208	$225,986

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate inventories
Maracay	$346,337	$293,217
Pardee Homes	1,343,809	1,286,877
Quadrant Homes	293,220	279,486
Trendmaker Homes	274,130	271,061
TRI Pointe Homes	803,339	812,799
Winchester Homes	284,555	272,619
Total	$3,345,390	$3,216,059

Total assets
Maracay	$379,817	$318,703
Pardee Homes	1,451,879	1,391,503
Quadrant Homes	350,305	313,947
Trendmaker Homes	320,998	325,943
TRI Pointe Homes	995,806	987,610
Winchester Homes	317,583	298,602
Corporate	101,365	228,010
Total homebuilding assets	3,917,753	3,864,318
Financial services	23,718	19,885
Total	$3,941,471	$3,884,203

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$62,861	$63,969	$89,194	$170,529
Denominator:
Basic weighted-average shares outstanding	141,088,381	147,725,074	141,729,759	150,377,472
Effect of dilutive shares:
Stock options and unvested restricted stock units	445,165	592,958	399,027	1,104,984
Diluted weighted-average shares outstanding	141,533,546	148,318,032	142,128,786	151,482,456
Earnings per share
Basic	$0.45	$0.43	$0.63	$1.13
Diluted	$0.44	$0.43	$0.63	$1.13
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,459,868	2,008,612	2,916,252	1,280,500

4.	Receivables
Receivables consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Escrow proceeds and other accounts receivable, net	$33,106	$13,995
Warranty insurance receivable (Note 13)	37,401	37,597
Total receivables	$70,507	$51,592

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $451,000 and $667,000 as of September 30, 2019 and December 31, 2018, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Real estate inventories owned:
Homes completed or under construction	$1,217,154	$959,911
Land under development	1,654,172	1,743,537
Land held for future development	129,880	201,874
Model homes	273,173	238,828
Total real estate inventories owned	3,274,379	3,144,150
Real estate inventories not owned:
Land purchase and land option deposits	71,011	71,909
Total real estate inventories not owned	71,011	71,909
Total real estate inventories	$3,345,390	$3,216,059

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The decrease in land held under development as of September 30, 2019 compared to December 31, 2018 is attributable to two communities in which we commenced development activity during the three months ended September 30, 2019.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest incurred	$22,405	$23,942	$67,740	$67,089
Interest capitalized	(22,405)	(23,942)	(67,740)	(67,089)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$197,295	$185,589	$184,400	$176,348
Interest capitalized as a cost of inventory	22,405	23,942	67,740	67,089
Interest previously capitalized as a cost of inventory, included in cost of sales	(19,234)	(20,293)	(51,674)	(54,199)
Capitalized interest in ending inventory	$200,466	$189,238	$200,466	$189,238

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	1,029	643	6,519	1,500
Total	$1,029	$643	$6,519	$1,500

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges. No real estate inventory impairments were recorded for the three or nine-month periods ended September 30, 2019 or 2018.
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
As of September 30, 2019, we held equity investments in four active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2019	December 31, 2018
Assets
Cash	$9,740	$13,337
Receivables	5,250	4,674
Real estate inventories	102,878	99,864
Other assets	672	811
Total assets	$118,540	$118,686
Liabilities and equity
Accounts payable and other liabilities	$7,743	$11,631
Company’s equity	4,207	5,410
Outside interests’ equity	106,590	101,645
Total liabilities and equity	$118,540	$118,686

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$8,617	$6,185	$19,081	$19,900
Other operating expense	(5,466)	(2,951)	(11,746)	(13,510)
Other income, net	173	1	174	85
Net income	$3,324	$3,235	$7,509	$6,475
Company’s equity in income of unconsolidated entities	$2,132	$2,001	$4,828	$4,588

7.	Variable Interest Entities
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2019			December 31, 2018
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	45,243	403,246	N/A	41,198	433,720	N/A
Other land option agreements	25,768	327,033	N/A	30,711	307,498	N/A
Total	$71,011	$730,279	$—	$71,909	$741,218	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $7.2 million and $7.5 million as of September 30, 2019 and December 31, 2018, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of September 30, 2019 and December 31, 2018, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of September 30, 2019, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,257)	20,722	27,979	(6,856)	21,123
Total	$167,283	$(7,257)	$160,026	$167,283	$(6,856)	$160,427

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 6.4 and 7.2 years as of September 30, 2019 and December 31, 2018, respectively. The net carrying amount related to this intangible asset was $3.4 million and $3.8 million as of September 30, 2019 and December 31, 2018, respectively. Amortization expense related to this intangible asset was $133,000 for each of the three-month periods ended September 30, 2019 and 2018, respectively, and $401,000 for each of the nine-month periods ended September 30, 2019 and 2018, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay for the remainder of 2019, the next four years and thereafter is (in thousands):

Remainder of 2019	$133
2020	534
2021	534
2022	534
2023	534
Thereafter	1,153
Total	$3,422

9.	Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$26,943	$31,983
Refundable fees and other deposits	24,556	12,376
Development rights, held for future use or sale	2,250	845
Deferred loan costs–loans payable	4,663	2,424
Operating properties and equipment, net	59,367	54,198
Lease right-of-use assets	52,462	—
Other	3,563	3,425
Total	$173,804	$105,251

Lease right-of-use assets was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and related costs	$28,660	$44,010
Warranty reserves (Note 13)	72,893	71,836
Estimated cost for completion of real estate inventories	86,232	114,928
Customer deposits	23,587	17,464
Income tax liability to Weyerhaeuser	577	6,577
Accrued income taxes payable	4,315	8,335
Liability for uncertain tax positions (Note 15)	972	972
Accrued interest	19,135	12,572
Other tax liability	8,003	21,892
Lease liabilities	57,513	3,196
Other	13,549	33,367
Total	$315,436	$335,149

Lease liabilities was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

11.	Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
4.375% Senior Notes due June 15, 2019	$—	$381,895
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(16,942)	(21,091)
Total	$1,033,058	$1,410,804

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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the 5.875% Senior Notes due 2024 (the “2024 Notes”) and the 4.375% Senior Notes that matured on June 15, 2019 (the “2019 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2019 Notes and the 2024 Notes were $861.3 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15. In June 2019, we repaid the remaining $381.9 million of principal balance of the 2019 Notes upon maturity. During the year ended December 31, 2018, we repurchased and cancelled an aggregate principal amount of $68.1 million of the 2019 Notes.
As of September 30, 2019, there was $11.7 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $16.7 million and $11.5 million as of September 30, 2019 and December 31, 2018, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term loan facility	$250,000	$—
Unsecured revolving credit facility	150,000	—
Total	$400,000	$—

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
As of September 30, 2019, we had $150 million outstanding debt under the Revolving Facility with an interest rate of 3.85% per annum and there was $418.6 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 3.45%. As of September 30, 2019, there was $4.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $754,000 and $402,000 as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, we had outstanding letters of credit of $31.4 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended September 30, 2019 and 2018, the Company incurred interest of $22.4 million and $23.9 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.2 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred interest of $67.7 million and $67.1 million, respectively, related to all debt during the period. Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $5.0 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively. Accrued interest related to all outstanding debt at September 30, 2019 and December 31, 2018 was $19.1 million and $12.6 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2019 and December 31, 2018.

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
Fair Value of Financial Instruments
A summary of assets and liabilities at September 30, 2019 and December 31, 2018, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2019		December 31, 2018
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,044,775	$1,084,875	$1,425,397	$1,308,826
Unsecured revolving credit facility (2)	Level 2	$150,000	$150,000	$—	$—
Term loan facility (2)	Level 2	$250,000	$250,000	$—	$—
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $11.7 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Senior Notes at September 30, 2019 and December 31, 2018 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility and Term Loan Facility as of September 30, 2019 approximated book value due to the variable interest rate terms of these loans.

At September 30, 2019 and December 31, 2018, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the nine months ended September 30, 2019 or the year ended December 31, 2018.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserve as of September 30, 2019. As of December 31, 2018, we had a $17.5 million legal reserve related to a settlement in connection with a previously disclosed lawsuit involving a land sale that occurred in 1987, included in accrued expenses and other liabilities on our consolidated balance sheet. This settlement was paid on February 4, 2019.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $37.4 million and $37.6 million as of September 30, 2019 and December 31, 2018, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty reserves, beginning of period	$71,471	$72,342	$71,836	$69,373
Warranty reserves accrued	6,826	6,257	17,481	17,669
Warranty expenditures	(5,404)	(4,604)	(16,424)	(13,047)
Warranty reserves, end of period	$72,893	$73,995	$72,893	$73,995

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $592.1 million and $685.7 million, respectively. As of September 30, 2019 and December 31, 2018, our estimated cost to complete obligations related to these surety bonds was $398.2 million and $423.4 million, respectively.
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$2,755	$6,965
Ground lease cost (included in other operations expense)	609	1,826
Sublease income, ground leases (included in other operations revenue)	(618)	(1,853)
Net lease cost	$2,746	$6,938

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$1,556	$4,806
Ground lease cash flows (included in operating cash flows)	$609	$1,826
Right-of-use assets obtained in exchange for new operating lease liabilities	$311	$2,364

September 30, 2019
Weighted-average discount rate:
Operating leases	6.0%
Ground leases	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.1
Ground leases	48.5

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2019	$2,278	$746
2020	8,594	2,984
2021	7,182	2,984
2022	5,591	2,984
2023	4,484	2,984
Thereafter	9,155	84,266
Total lease payments	$37,284	$96,948
Less: Interest	6,708	70,011
Present value of operating lease liabilities	$30,576	$26,937
(1)     Ground leases are fully subleased through 2041, representing $65.9 million of the $96.9 million future ground lease obligations.

14.	Stock-Based Compensation
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2019, there were 5,835,420 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stock-based compensation	$3,828	$3,765	$10,614	$10,955

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of September 30, 2019, total unrecognized stock-based compensation related to all stock-based awards was $21.8 million and the weighted average term over which the expense was expected to be recognized was 1.9 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	953,905	$14.58	4.2	$296
Granted	—	—	—	—
Exercised	(46,940)	$6.66	—	—
Forfeited	(3,625)	$14.29	—	—
Options outstanding at September 30, 2019	903,340	$15.00	3.6	$786
Options exercisable at September 30, 2019	903,340	$15.00	3.6	$786

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2018	3,341,848	$11.05	$36,526
Granted	1,656,333	$12.15	—
Vested	(844,534)	$12.95	—
Forfeited	(756,672)	$5.32	—
Nonvested RSUs at September 30, 2019	3,396,975	$12.39	$51,091

RSUs that vested, as reflected in the table above, during the nine months ended September 30, 2019 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2019 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On May 6, 2019, the Company granted an aggregate of 61,488 time-based RSUs to the non-employee members of its board of directors and 1,098 time-based RSUs to certain employees. The RSUs granted to non-employee directors vest in their entirety on the day immediately prior to the Company's 2020 Annual Meeting of Stockholders and the RSUs granted to employee’s vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on May 6, 2019 was measured using a price of $13.66 per share which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
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

On April 30, 2018, the Company granted an aggregate of 40,910 RSUs to the non-employee members of its board of directors. On July 23, 2018, the Company granted 6,677 RSUs to a non-employee member of its board of directors in connection with such individual's appointment to the board of directors. These RSUs vested in their entirety on April 29, 2019. The fair value of each RSU granted on April 30, 2018 and July 23, 2018 was measured using a price of $17.11 and $16.37 per share, respectively, which were the closing stock prices on the dates of grant. Each award was expensed on a straight-line basis over the vesting period.
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
We had net deferred tax assets of $57.3 million and $67.8 million as of September 30, 2019 and December 31, 2018.  We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2019 and December 31, 2018.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of September 30, 2019 and December 31, 2018, we had an income tax liability to Weyerhaeuser of $577,000 and $6.6 million, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $21.9 million and $19.7 million for the three months ended September 30, 2019 and 2018, respectively. Our provision for income taxes totaled $31.0 million and $55.5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $1.0 million of uncertain tax positions recorded as of both September 30, 2019 and December 31, 2018.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.	Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2019 and 2018.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(11,599)	$(12,807)
Income taxes paid (refunded), net	$23,731	$81,417
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$1,409	$1,738
Amortization of deferred loan costs capitalized to real estate inventory	$4,112	$4,841
Increase in other assets related to adoption of ASC 606	$—	$39,534

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at September 30, 2019 and December 31, 2018, condensed consolidating statements of operations for the three and nine months ended September 30, 2019 and 2018 and condensed consolidating statement of cash flows for the nine months ended September 30, 2019 and 2018.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$34,683	$95,579	$—	$130,262
Receivables	25,703	44,804	—	70,507
Intercompany receivables	843,814	—	(843,814)	—
Real estate inventories	803,339	2,542,051	—	3,345,390
Investments in unconsolidated entities	—	4,207	—	4,207
Goodwill and other intangible assets, net	156,604	3,422	—	160,026
Investments in subsidiaries	1,760,138	—	(1,760,138)	—
Deferred tax assets, net	14,822	42,453	—	57,275
Other assets	18,925	154,879	—	173,804
Total assets	$3,658,028	$2,887,395	$(2,603,952)	$3,941,471

Liabilities
Accounts payable	$20,098	$61,181	$—	$81,279
Intercompany payables	—	843,814	(843,814)	—
Accrued expenses and other liabilities	93,187	222,249	—	315,436
Loans payable	400,000	—	—	400,000
Senior notes	1,033,058	—	—	1,033,058
Total liabilities	1,546,343	1,127,244	(843,814)	1,829,773

Equity
Total stockholders’ equity	2,111,685	1,760,138	(1,760,138)	2,111,685
Noncontrolling interests	—	13	—	13
Total equity	2,111,685	1,760,151	(1,760,138)	2,111,698
Total liabilities and equity	$3,658,028	$2,887,395	$(2,603,952)	$3,941,471

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$148,129	$129,567	$—	$277,696
Receivables	16,589	35,003	—	51,592
Intercompany receivables	758,501	—	(758,501)	—
Real estate inventories	812,799	2,403,260	—	3,216,059
Investments in unconsolidated entities	—	5,410	—	5,410
Goodwill and other intangible assets, net	156,604	3,823	—	160,427
Investments in subsidiaries	1,672,635	—	(1,672,635)	—
Deferred tax assets, net	14,822	52,946	—	67,768
Other assets	12,984	92,267	—	105,251
Total assets	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Liabilities
Accounts payable	$13,433	$67,880	$—	$81,313
Intercompany payables	—	758,501	(758,501)	—
Accrued expenses and other liabilities	111,902	223,247	—	335,149
Senior notes	1,410,804	—	—	1,410,804
Total liabilities	1,536,139	1,049,628	(758,501)	1,827,266

Equity
Total stockholders’ equity	2,056,924	1,672,635	(1,672,635)	2,056,924
Noncontrolling interests	—	13	—	13
Total equity	2,056,924	1,672,648	(1,672,635)	2,056,937
Total liabilities and equity	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$154,737	$591,532	$—	$746,269
Land and lot sales revenue	—	607	—	607
Other operations revenue	—	618	—	618
Total revenues	154,737	592,757	—	747,494
Cost of home sales	130,248	447,379	—	577,627
Cost of land and lot sales	—	495	—	495
Other operations expense	—	609	—	609
Sales and marketing	9,716	38,118	—	47,834
General and administrative	19,353	19,398	—	38,751
Homebuilding (loss) income from operations	(4,580)	86,758	—	82,178
Equity in income of unconsolidated entities	—	18	—	18
Other income, net	21	304	—	325
Homebuilding (loss) income before income taxes	(4,559)	87,080	—	82,521
Financial Services:
Revenues	—	901	—	901
Expenses	—	817	—	817
Equity in income of unconsolidated entities	—	2,114	—	2,114
Financial services income before income taxes	—	2,198	—	2,198
(Loss) income before income taxes	(4,559)	89,278	—	84,719
Equity of net income of subsidiaries	67,420	—	(67,420)	—
Provision for income taxes	—	(21,858)	—	(21,858)
Net income	$62,861	$67,420	$(67,420)	$62,861

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$264,499	$507,269	$—	$771,768
Land and lot sales revenue	—	2,225	—	2,225
Other operations revenue	—	598	—	598
Total revenues	264,499	510,092	—	774,591
Cost of home sales	214,759	392,294	—	607,053
Cost of land and lot sales	—	2,234	—	2,234
Other operations expense	—	590	—	590
Sales and marketing	11,434	33,420	—	44,854
General and administrative	19,427	18,682	—	38,109
Homebuilding income from operations	18,879	62,872	—	81,751
Equity in income of unconsolidated entities	—	15	—	15
Other (loss) income, net	(572)	95	—	(477)
Homebuilding income before income taxes	18,307	62,982	—	81,289
Financial Services:
Revenues	—	480	—	480
Expenses	—	125	—	125
Equity in income of unconsolidated entities	—	1,986	—	1,986
Financial services income before income taxes	—	2,341	—	2,341
Income before income taxes	18,307	65,323	—	83,630
Equity of net income of subsidiaries	45,662	—	(45,662)	—
Provision for income taxes	—	(19,661)	—	(19,661)
Net income	$63,969	$45,662	$(45,662)	$63,969

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$519,280	$1,411,830	$—	$1,931,110
Land and lot sales revenue	—	6,819	—	6,819
Other operations revenue	—	1,853	—	1,853
Total revenues	519,280	1,420,502	—	1,939,782
Cost of home sales	438,679	1,135,168	—	1,573,847
Cost of land and lot sales	—	7,552	—	7,552
Other operations expense	—	1,826	—	1,826
Sales and marketing	28,976	104,912	—	133,888
General and administrative	57,223	56,979	—	114,202
Homebuilding (loss) income from operations	(5,598)	114,065	—	108,467
Equity in loss of unconsolidated entities	—	(33)	—	(33)
Other income, net	6,169	550	—	6,719
Homebuilding income before income taxes	571	114,582	—	115,153
Financial Services:
Revenues	—	1,959	—	1,959
Expenses	—	1,765	—	1,765
Equity in income of unconsolidated entities	—	4,861	—	4,861
Financial services income before income taxes	—	5,055	—	5,055
Income before income taxes	571	119,637	—	120,208
Equity of net income of subsidiaries	88,628	—	(88,628)	—
Provision for income taxes	(5)	(31,009)	—	(31,014)
Net income	$89,194	$88,628	$(88,628)	$89,194

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$710,561	$1,412,574	$—	$2,123,135
Land and lot sales revenue	—	3,966	—	3,966
Other operations revenue	—	1,795	—	1,795
Total revenues	710,561	1,418,335	—	2,128,896
Cost of home sales	586,852	1,074,799	—	1,661,651
Cost of land and lot sales	—	4,163	—	4,163
Other operations expense	—	1,781	—	1,781
Sales and marketing	33,943	94,938	—	128,881
General and administrative	55,527	55,879	—	111,406
Homebuilding income from operations	34,239	186,775	—	221,014
Equity in loss of unconsolidated entities	—	(384)	—	(384)
Other (loss) income, net	(537)	158	—	(379)
Homebuilding income before income taxes	33,702	186,549	—	220,251
Financial Services:
Revenues	—	1,154	—	1,154
Expenses	—	391	—	391
Equity in income of unconsolidated entities	—	4,972	—	4,972
Financial services income before income taxes	—	5,735	—	5,735
Income before income taxes	33,702	192,284	—	225,986
Equity of net income of subsidiaries	136,827	—	(136,827)	—
Provision for income taxes	—	(55,457)	—	(55,457)
Net income	$170,529	$136,827	$(136,827)	$170,529

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,678	$(99,987)	$—	$(94,309)
Cash flows from investing activities:
Purchases of property and equipment	(7,088)	(15,304)	—	(22,392)
Proceeds from sale of property and equipment	—	46	—	46
Investments in unconsolidated entities	—	(712)	—	(712)
Intercompany	(81,969)	—	81,969	—
Net cash used in investing activities	(89,057)	(15,970)	81,969	(23,058)
Cash flows from financing activities:
Borrowings from debt	400,000	—	—	400,000
Repayment of debt	(381,895)	—	—	(381,895)
Debt issuance costs	(3,125)	—	—	(3,125)
Proceeds from issuance of common stock under share-based awards	300	—	—	300
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,612)	—	—	(3,612)
Share repurchases	(41,735)	—	—	(41,735)
Intercompany	—	81,969	(81,969)	—
Net cash (used in) provided by financing activities	(30,067)	81,969	(81,969)	(30,067)
Net decrease in cash and cash equivalents	(113,446)	(33,988)	—	(147,434)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$34,683	$95,579	$—	$130,262

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,315	$(132,405)	$—	$(72,090)
Cash flows from investing activities:
Purchases of property and equipment	(6,603)	(17,944)	—	(24,547)
Proceeds from sale of property and equipment	—	8	—	8
Investments in unconsolidated entities	—	(1,812)	—	(1,812)
Intercompany	(108,780)	—	108,780	—
Net cash used in investing activities	(115,383)	(19,748)	108,780	(26,351)
Cash flows from financing activities:
Borrowings from notes payable	100,000	—	—	100,000
Repayment of notes payable	(57,931)	—	—	(57,931)
Distributions to noncontrolling interests	—	(1)	—	(1)
Proceeds from issuance of common stock under share-based awards	1,943	—	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,049)	—	—	(6,049)
Share repurchases	(139,349)	—	—	(139,349)
Intercompany	—	108,780	(108,780)	—
Net cash (used in) provided by financing activities	(101,386)	108,779	(108,780)	(101,387)
Net decrease in cash and cash equivalents	(156,454)	(43,374)	—	(199,828)
Cash and cash equivalents–beginning of period	176,684	106,230	—	282,914
Cash and cash equivalents–end of period	$20,230	$62,856	$—	$83,086

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties–and assumptions that are made–that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such parcels;

•	access to adequate capital on acceptable terms;

•	geographic concentration of our operations, particularly within California;

•	levels of competition;

•	the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;

•	raw material and labor prices and availability;

•	oil and other energy prices;

•	the effect of U.S. trade policies, including the imposition of tariffs and duties on homebuilding products and retaliatory measures taken by other countries;

•	the effect of weather, including the re-occurrence of drought conditions in California;

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
Overview and Outlook
We remain encouraged by current economic conditions. Mortgage interest rates have declined in 2019 compared to rising rates in the back half of 2018, which has provided support to a generally healthy homebuying market as evidenced by the 25% increase in our net new home orders for the three months ended September 30, 2019 compared to the prior-year period. Lower mortgage interest rates are accompanied by low unemployment, positive wage growth and increasing household formations. In addition, the backdrop of housing remains favorable as supply remains low compared to historical levels. While the U.S. economy has been resilient against international trade conflicts and the predictions of a global economic slowdown, we remain cautious as we guide our Company through the current phase of the economic cycle. While the global economic front remains uncertain and deteriorating global conditions could negatively impact the U.S. economy, we remain confident heading into the fourth quarter of 2019 and looking outward into 2020. Based on the latest economic data and commentary by the Federal Reserve, we expect fiscal and monetary policy to remain favorable to our industry throughout the remainder of 2019.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding:
Home sales revenue	$746,269	$771,768	$1,931,110	$2,123,135
Land and lot sales revenue	607	2,225	6,819	3,966
Other operations revenue	618	598	1,853	1,795
Total revenues	747,494	774,591	1,939,782	2,128,896
Cost of home sales	577,627	607,053	1,573,847	1,661,651
Cost of land and lot sales	495	2,234	7,552	4,163
Other operations expense	609	590	1,826	1,781
Sales and marketing	47,834	44,854	133,888	128,881
General and administrative	38,751	38,109	114,202	111,406
Homebuilding income from operations	82,178	81,751	108,467	221,014
Equity in income (loss) of unconsolidated entities	18	15	(33)	(384)
Other income (expense), net	325	(477)	6,719	(379)
Homebuilding income before income taxes	82,521	81,289	115,153	220,251
Financial Services:
Revenues	901	480	1,959	1,154
Expenses	817	125	1,765	391
Equity in income of unconsolidated entities	2,114	1,986	4,861	4,972
Financial services income before income taxes	2,198	2,341	5,055	5,735
Income before income taxes	84,719	83,630	120,208	225,986
Provision for income taxes	(21,858)	(19,661)	(31,014)	(55,457)
Net income	$62,861	$63,969	89,194	170,529
Earnings per share
Basic	$0.45	$0.43	$0.63	$1.13
Diluted	$0.44	$0.43	$0.63	$1.13
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	157	15.5	3.4	97	11.0	2.9	62%	41%	15%
Pardee Homes	424	43.0	3.3	357	36.8	3.2	19%	17%	2%
Quadrant Homes	68	6.8	3.3	64	7.0	3.0	6%	(3)%	9%
Trendmaker Homes	192	37.0	1.7	139	27.5	1.7	38%	35%	3%
TRI Pointe Homes	293	29.7	3.3	266	30.3	2.9	10%	(2)%	12%
Winchester Homes	157	15.5	3.4	112	14.7	2.5	40%	5%	33%
Total	1,291	147.5	2.9	1,035	127.3	2.7	25%	16%	8%

Net new home orders for the three months ended September 30, 2019 increased by 256 orders, or 25%, to 1,291, compared to 1,035 during the prior-year period.  The increase in net new home orders was due to a 16% increase in average selling communities and an 8% increase in monthly absorption rates.

Maracay reported a 62% increase in net new home orders driven by a 41% increase in average selling communities and a 15% increase in monthly absorption rates. The increase in Maracay’s monthly absorption rate to 3.4 for the three months ended September 30, 2019 was driven by strong demand for Maracay’s new community openings during the current-year period as well as continued strong market fundamentals in Arizona. Pardee Homes reported a 19% increase in net new home orders largely driven by a 17% increase in average selling communities. The increase in average selling communities was a result of increased community count in our Los Angeles, Inland Empire and San Diego markets. Net new home orders increased 6% at Quadrant Homes due primarily to a 9% increase in monthly absorption rate during the current-year period as compared to the prior-year period. The increase in monthly absorption rate was due to a more stable demand environment compared to the prior-year period. Trendmaker Homes’ net new home orders increased 38% due to a 35% increase in average selling communities and a 3% increase in monthly absorption rate. The increase in net new home orders and average selling communities was largely the result of the acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. During the three months ended September 30, 2019, Trendmaker Homes reported 54 net new home orders from 12.5 average selling communities in Dallas–Fort Worth. TRI Pointe Homes’ net new home orders increased 10% due to a 12% increase in the monthly absorption rate. The increase in TRI Pointe Homes’ monthly absorption rate was primarily driven by stronger market conditions in our California markets compared to the prior-year period. Winchester Homes reported a 40% increase in net new home orders as a result of a 33% increase in monthly absorption rate and a 5% increase in average selling communities. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand for certain new community openings during the quarter and more favorable overall market conditions compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2019			As of September 30, 2018			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	404	$218,424	$541	216	$122,617	$568	87%	78%	(5)%
Pardee Homes	753	542,370	720	698	451,398	647	8%	20%	11%
Quadrant Homes	89	77,426	870	129	127,136	986	(31)%	(39)%	(12)%
Trendmaker Homes	367	184,563	503	239	143,000	598	54%	29%	(16)%
TRI Pointe Homes	451	306,337	679	627	460,700	735	(28)%	(34)%	(8)%
Winchester Homes	248	162,332	655	192	126,374	658	29%	28%	—%
Total	2,312	$1,491,452	$645	2,101	$1,431,225	$681	10%	4%	(5)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 17% and 19% during the three-month periods ended September 30, 2019 and 2018, respectively. The dollar value of backlog was $1.5 billion as of September 30, 2019, an increase of $60.2 million, or 4%, compared to $1.4 billion as of September 30, 2018.  This increase was due to an increase in backlog units of 211, or 10%, to 2,312 as of September 30, 2019, compared to 2,101 as of September 30, 2018, offset by a 5% decrease in the average sales price of homes in backlog to $645,000 as of September 30, 2019, compared to $681,000 as of September 30, 2018.
Maracay’s backlog dollar value increased 78% compared to the prior-year period due to an 87% increase in backlog units. The increase in backlog units is due to strong market conditions in Arizona and the success of recently opened communities. Pardee Homes’ backlog dollar value increased 20% due to an increase in average sales price of 11% and an increase in backlog units of 8%. The increase in average sales price is largely due to a higher priced mix of homes in backlog from our San Diego, California division. The increase in backlog units was due to the 19% increase in net new home orders for the current quarter. Quadrant Homes’ backlog dollar value decreased 39% as a result of a 31% decrease in backlog units and a 12% decrease in average sales price. The decrease in backlog units was a result of starting the quarter with lower backlog units resulting from generally slower year over year market conditions in the Seattle area. Trendmaker Homes’ backlog dollar value increased 29% due to a 54% increase in backlog units, offset by a 16% decrease in average sales price. The increase in backlog units and the decrease in average sales price resulted primarily from our expansion into Dallas–Fort Worth, where we had 109 homes in backlog as of September 30, 2019 at an average sales price of $381,000 which is lower than our legacy Houston and Austin operations. TRI Pointe Homes’ backlog dollar value decreased 34% mainly due to a 28% decrease in backlog units as a result of starting the quarter with lower backlog units. Winchester Homes’ backlog dollar value increased 28% due to a 29%

increase in backlog units. The increase in backlog units is a result of the 40% increase in net new home orders for the three months ended September 30, 2019.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	138	$70,860	$513	137	$66,730	$487	1%	6%	5%
Pardee Homes	461	321,922	698	354	224,452	634	30%	43%	10%
Quadrant Homes	56	49,258	880	73	65,576	898	(23)%	(25)%	(2)%
Trendmaker Homes	224	102,821	459	150	77,348	516	49%	33%	(11)%
TRI Pointe Homes	226	154,737	685	367	264,500	721	(38)%	(41)%	(5)%
Winchester Homes	82	46,671	569	124	73,162	590	(34)%	(36)%	(4)%
Total	1,187	$746,269	$629	1,205	$771,768	$640	(1)%	(3)%	(2)%

Home sales revenue decreased $25.5 million, or 3%, to $746.3 million for the three months ended September 30, 2019. The decrease was comprised of (i) $11.5 million related to a decrease of 18 new homes delivered in the three months ended September 30, 2019 compared to the prior-year period, and (ii) $14.0 million related to a decrease of $11,000 in average sales price of homes delivered in the three months ended September 30, 2019 compared to the prior-year period.
Maracay home sales revenue increased 6% due to a 5% increase in average sales price. The increase in average sales price is due to product mix. Pardee Homes’ home sales revenue increased 43% due to a 30% increase in new homes delivered and a 10% increase in average sales price. The increase in new homes delivered is due to a combination of timing and the increase in backlog units at the start of the current-year period compared to the prior-year period. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced California assets in the current-year period. Quadrant Homes’ home sales revenue decreased 25% due to a 23% decrease in new homes delivered. The decrease in new homes delivered was due to starting the current-year period with a lower number of backlog units compared to the prior-year period. Trendmaker Homes’ home sales revenue increased 33% due to a 49% increase in new homes delivered, offset by an 11% decrease in average sales price. The increase in new homes delivered was largely due to 82 deliveries from our Dallas–Fort Worth operations, along with higher volume in the Austin market. TRI Pointe Homes’ home sales revenue decreased 41% due to a 38% decrease in new homes delivered and a 5% decrease in average sales price. The decrease in new homes delivered was driven by lower backlog units at the start of the current-year period compared to the prior-year period. Home sales revenue decreased at Winchester Homes by 36% due to a 34% decrease in new homes delivered and a 4% decrease in average sales price. The decrease in new homes delivered was due to lower backlog units at the start of the current-year period compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2019	%	2018	%
Home sales revenue	$746,269	100.0%	$771,768	100.0%
Cost of home sales	577,627	77.4%	607,053	78.7%
Homebuilding gross margin	168,642	22.6%	164,715	21.3%
Add: interest in cost of home sales	19,240	2.6%	20,128	2.6%
Add: impairments and lot option abandonments	1,029	0.1%	568	0.1%
Adjusted homebuilding gross margin(1)	$188,911	25.3%	$185,411	24.0%
Homebuilding gross margin percentage	22.6%		21.3%
Adjusted homebuilding gross margin percentage(1)	25.3%		24.0%
__________

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 22.6% for the three months ended September 30, 2019 as compared to 21.3% for the prior-year period.  The increase in gross margin percentage was due to higher revenue from some of our long-term California communities, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.3% for the three months ended September 30, 2019, compared to 24.0% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$47,834	$44,854	6.4%	5.8%
General and administrative (G&A)	38,751	38,109	5.2%	4.9%
Total sales and marketing and G&A	$86,585	$82,963	11.6%	10.7%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue increased to 11.6% for the three months ended September 30, 2019, compared to 10.7% in the prior-year period. Total SG&A expense increased $3.6 million to $86.6 million for the three months ended September 30, 2019 from $83.0 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.4% for the three months ended September 30, 2019, compared to 5.8% for the prior-year period. The increase was due primarily to advertising costs associated with the timing of current and future community openings. In addition, our ending community count increased to 150 as of September 30, 2019 from 125 as of September 30, 2018, resulting in higher fixed sales and marketing costs on a year over year basis. Sales and marketing expense increased to $47.8 million for the three months ended September 30, 2019 compared to $44.9 million in the prior-year period due to the higher costs associated with a higher community count.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 5.2% of home sales revenue for the three months ended September 30, 2019 compared to 4.9% for the prior-year period largely due to lower leverage on our G&A expense as a result of the 3% decrease in homebuilding revenue compared to the same prior-year period.  G&A expense increased to $38.8 million for the three months ended September 30, 2019 compared to $38.1 million for the prior-year period primarily as a result of additional headcount to support future growth in our new and existing markets, including our organic expansion into North Carolina in October 2018 and our acquisition of a Dallas–Fort Worth-based homebuilder in December 2018.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $22.4 million and $23.9 million for the three months ended September 30, 2019 and 2018, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended September 30, 2019, we recorded a tax provision of $21.9 million based on an effective tax rate of 25.8%.  For the three months ended September 30, 2018, we recorded a tax provision of $19.7 million based on an effective tax rate of 23.5%. The increase in provision for income taxes is due to a $1.1 million increase in income before income taxes to $84.7 million for the three months ended September 30, 2019, compared to $83.6 million for the prior-year period.

Financial Services Segment
Income before income taxes from our financial services operations decreased to $2.2 million for the three months ended September 30, 2019 compared to $2.3 million for the prior-year period.  This decrease is due to higher expenses related to the early execution of growth initiatives at our TRI Pointe Assurance title and escrow services and our TRI Pointe Advantage property and casualty insurance agency operations. For the three months ended September 30, 2019, expense growth outpaced revenue growth, resulting in a decrease in profitability for these financial services.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	571	14.0	4.5	382	12.6	3.4	49%	11%	32%
Pardee Homes	1,379	43.9	3.5	1,294	34.3	4.2	7%	28%	(17)%
Quadrant Homes	210	6.9	3.4	226	6.8	3.7	(7)%	1%	(8)%
Trendmaker Homes	682	38.1	2.0	455	28.7	1.8	50%	33%	11%
TRI Pointe Homes	882	29.7	3.3	1,133	32.5	3.9	(22)%	(9)%	(15)%
Winchester Homes	379	14.7	2.9	384	14.1	3.0	(1)%	4%	(3)%
Total	4,103	147.3	3.1	3,874	129.0	3.3	6%	14%	(6)%

Net new home orders for the nine months ended September 30, 2019 increased by 229 orders, or 6%, to 4,103, compared to 3,874 during the prior-year period.  The increase in net new home orders was due to a 14% increase in average selling communities offset by a 6% decrease in monthly absorption rates.
Maracay reported a 49% increase in net new home orders driven by a 32% increase in monthly absorption rate and an 11% increase in average selling communities. For the current nine-month period, Maracay experienced strong market conditions in Arizona, as demonstrated by a monthly absorption rate of 4.5 homes per community. Pardee Homes increased net new home orders by 7% due to a 28% increase in average community count offset by a 17% decrease in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and San Diego markets. Overall demand for the period was strong at Pardee Homes with a monthly absorption rate of 3.5 homes per community. Net new home orders decreased 7% at Quadrant Homes due primarily to an 8% decrease in monthly absorption rate. The decrease in the monthly absorption rate at Quadrant Homes was due primarily to the substantially strong absorptions we experienced in the early months of 2018 compared to the same current-year period. Trendmaker Homes’ net new home orders increased 50% due to a 33% increase in average selling communities and an 11% increase in monthly absorption rate. The increase in net new home orders and average selling communities was largely the result of the acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. During the nine months ended September 30, 2019, Trendmaker Homes reported 205 net new home orders from 13.1 average selling communities in Dallas–Fort Worth. The increase in the monthly absorption rate was due to improved market conditions in Houston and Austin during the nine months ended September 30, 2019 compared to the prior-year period. TRI Pointe Homes’ net new home orders decreased 22% due to a 15% decrease in monthly absorption rate and a 9% decrease in average selling communities. The decrease in monthly absorption rates was driven primarily by activity at our core Bay Area market where we experienced stronger market conditions in the early half of 2018 compared to 2019. The decrease in average selling communities was due to the timing of community openings and closings, particularly in our Southern California market. Winchester Homes’ net new home orders decreased 1% as a result of a 3% decrease in monthly absorption rate, offset by a 4% increase in average selling communities.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	318	$166,074	$522	383	$182,134	$476	(17)%	(9)%	10%
Pardee Homes	1,028	651,484	634	1,005	648,208	645	2%	1%	(2)%
Quadrant Homes	167	162,960	976	241	191,686	795	(31)%	(15)%	23%
Trendmaker Homes	628	289,951	462	389	194,731	501	61%	49%	(8)%
TRI Pointe Homes	749	519,280	693	983	710,561	723	(24)%	(27)%	(4)%
Winchester Homes	236	141,361	599	343	195,815	571	(31)%	(28)%	5%
Total	3,126	$1,931,110	$618	3,344	$2,123,135	$635	(7)%	(9)%	(3)%

Home sales revenue decreased $192.0 million, or 9%, to $1.9 billion for the nine months ended September 30, 2019. The decrease was comprised of (i) $138.4 million related to a decrease in new homes delivered to 3,126 for the nine months ended September 30, 2019 from 3,344 in the prior-year period, and (ii) $53.6 million related to a $17,000, or 3%, decrease in average sales price of homes delivered to $618,000 for the nine months ended September 30, 2019, from $635,000 in the prior-year period.
Maracay home sales revenue decreased 9% due to a 17% decrease in new homes delivered, offset by a 10% increase in average sales price. The decrease in new home deliveries was due to the timing of deliveries and the decrease in backlog units at the start of the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue increased 1% due to a 2% increase in new homes delivered. Quadrant Homes’ home sales revenue decreased by 15% due to a 31% decrease in new homes delivered offset by a 23% increase in average sales price. The increase in average sales price was the result of delivering more units in some core greater Puget Sound markets, which tend to have higher price points. Trendmaker Homes’ home sales revenue increased 49% due to a 61% increase in new homes delivered offset by an 8% decrease in average sales price compared to the prior year. The increase in new homes delivered was largely due to 231 deliveries from our Dallas–Fort Worth operations that were acquired in December 2018, along with higher volume in the Austin market. TRI Pointe Homes’ home sales revenue decreased 27% due to a 24% decrease in new homes delivered and a 4% decrease in average sales price. The decrease in new homes delivered was driven by a lesser number of backlog units to start the current year compared to the prior-year period, and the decrease in average sales price was related to product mix in the quarter. Home sales revenue decreased at Winchester Homes by 28% due to a 31% decrease in homes delivered offset by a 5% increase in average sales price. The decrease in new homes delivered was due to lower backlog units at the start of the current-year period compared to the prior-year period with relatively flat net new home orders in the current-year period.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2019	%	2018	%
Home sales revenue	$1,931,110	100.0%	$2,123,135	100.0%
Cost of home sales	1,573,847	81.5%	1,661,651	78.3%
Homebuilding gross margin	357,263	18.5%	461,484	21.7%
Add: interest in cost of home sales	51,502	2.7%	53,926	2.5%
Add: impairments and lot option abandonments	6,519	0.3%	1,425	0.1%
Adjusted homebuilding gross margin(1)	$415,284	21.5%	$516,835	24.3%
Homebuilding gross margin percentage	18.5%		21.7%
Adjusted homebuilding gross margin percentage(1)	21.5%		24.3%
__________

(1)	Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.5% for the nine months ended September 30, 2019 as compared to 21.7% for the prior-year period.  The decrease in gross margin percentage was primarily due to the mix of deliveries and increased incentives offered in the back half of 2018 and into the first half of 2019, which we offered due to slower market conditions experienced during that period. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 21.5% for the nine months ended September 30, 2019, compared to 24.3% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$133,888	$128,881	6.9%	6.1%
General and administrative (G&A)	114,202	111,406	5.9%	5.2%
Total sales and marketing and G&A	$248,090	$240,287	12.8%	11.3%

Total SG&A as a percentage of home sales revenue increased to 12.8% for the nine months ended September 30, 2019, compared to 11.3% for the prior-year period. Total SG&A expense increased $7.8 million, to $248.1 million for the nine months ended September 30, 2019 from $240.3 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.9% for the nine months ended September 30, 2019, compared to 6.1% for the prior-year period. The increase was due primarily to lower operating leverage on the fixed components of sales and marketing expenses as a result of the 9% decrease in homes sales revenue and the community count growth we have experienced in the current year, resulting in higher fixed sales and marketing costs on a year over year basis. Sales and marketing expense increased to $133.9 million for the nine months ended September 30, 2019 compared to $128.9 million in the prior-year period due to the active community count.
G&A expenses as a percentage of home sales revenue increased to 5.9% of home sales revenue for the nine months ended September 30, 2019 compared to 5.2% for the prior-year period as a result of lower operating leverage due to the 9% decrease in home sales revenue.  G&A expenses increased to $114.2 million for the nine months ended September 30, 2019 compared to $111.4 million in the prior-year period primarily as a result of additional headcount to support future growth in our existing markets.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $67.7 million and $67.1 million for the nine months ended September 30, 2019 and 2018, respectively.  All interest incurred in both periods was capitalized.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2019 and 2018 was income of $6.7 million and expense of $379,000, respectively. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser Company (“Weyerhaeuser”), pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we recorded other income of $6.0 million related to the reduction of our income tax liability to Weyerhaeuser.

Income Tax
For the nine months ended September 30, 2019, we recorded a tax provision of $31.0 million based on an effective tax rate of 25.8%.  For the nine months ended September 30, 2018, we recorded a tax provision of $55.5 million based on an effective tax rate of 24.5%. The decrease in provision for income taxes is due to a $105.8 million decrease in income before income taxes to $120.2 million for the nine months ended September 30, 2019, compared to $226.0 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $5.1 million for the nine months ended September 30, 2019 compared to $5.7 million for the prior-year period.  The decrease in financial services income for the nine months ended September 30, 2019 compared to the prior-year period relates to the decline in new home deliveries we have experienced, which resulted in fewer opportunities to capture financial services income, as well as higher expenses related to the early execution of growth initiatives at our TRI Pointe Assurance title and escrow services and our TRI Pointe Advantage property and casualty insurance agency operations.
Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
Maracay	2,095	2,501	(406)	(16)%
Pardee Homes	13,631	14,427	(796)	(6)%
Quadrant Homes	1,029	1,002	27	3%
Trendmaker Homes	2,131	1,393	738	53%
TRI Pointe Homes	2,954	3,107	(153)	(5)%
Winchester Homes	1,188	1,460	(272)	(19)%
Total	23,028	23,890	(862)	(4)%
Lots Controlled(1)
Maracay	1,395	710	685	96%
Pardee Homes	296	977	(681)	(70)%
Quadrant Homes	398	853	(455)	(53)%
Trendmaker Homes	1,012	428	584	136%
TRI Pointe Homes	2,235	1,107	1,128	102%
Winchester Homes	392	436	(44)	(10)%
Total	5,728	4,511	1,217	27%
Total Lots Owned or Controlled(1)	28,756	28,401	355	1%
__________

(1)	As of September 30, 2019 and 2018, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2019 were the repayment of debt, operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2019, we had total liquidity of $548.9 million, including cash and cash equivalents of $130.3 million and $418.6 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2019, we were in compliance with the covenants required by our Senior Notes.
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

As of September 30, 2019, we had $150 million outstanding debt under the Revolving Facility with an interest rate of 3.85% per annum and there was $418.6 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of September 30, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 3.45%. As of September 30, 2019, there was $4.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $754,000 and $402,000 as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, we had outstanding letters of credit of $31.4 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2019	2019
Consolidated Tangible Net Worth	$1,951,659	$1,394,598
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	40.5%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.4	≥1.5
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
As of September 30, 2019, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 21, 2019, our board of directors discontinued and cancelled our 2018 Repurchase Program and approved our 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three and nine months ended September 30, 2019, we repurchased and retired an aggregate of 3,035,420 shares of our common stock under the 2019 Repurchase Program for $41.7 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Loans Payable	$400,000	$—
Senior Notes	1,033,058	1,410,804
Total debt	1,433,058	1,410,804
Stockholders’ equity	2,111,685	2,056,924
Total capital	$3,544,743	$3,467,728
Ratio of debt-to-capital(1)	40.4%	40.7%

Total debt	$1,433,058	$1,410,804
Less: Cash and cash equivalents	(130,262)	(277,696)
Net debt	1,302,796	1,133,108
Stockholders’ equity	2,111,685	2,056,924
Net capital	$3,414,481	$3,190,032
Ratio of net debt-to-net capital(2)	38.2%	35.5%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.

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

Cash Flows—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased by $22.2 million to $94.3 million for the nine months ended September 30, 2019, from net cash used of $72.1 million for the nine months ended September 30, 2018. The change was comprised of offsetting activity, including (i) a decrease in net income to $89.2 million for the nine months ended September 30, 2019 compared to $170.5 million in the prior-year period, (ii) a decrease in cash collected to cash used of $18.9 million in the nine months ended September 30, 2019 compared to cash provided of $40.6 million in the prior-year period, (iii) an increase in cash used for accrued expenses and other liabilities to $60.2 million in the nine months ended September 30, 2019 compared to $17.7 million in the prior-year period, offset by (iv) a decrease in cash used for real estate inventory to $142.6 million in the nine months ended September 30, 2019 compared to $315.8 million in the prior-year period.

•
Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2019, compared to $26.4 million for the prior-year period.  The decrease in cash used in investing activities was due mainly to a decrease in purchases of property and equipment.

•
Net cash used in financing activities was $30.1 million for the nine months ended September 30, 2019, compared to $101.4 million for the same period in the prior year. The decrease in cash used was due to share repurchases of $41.7 million for the nine months ended September 30, 2019 compared to $139.3 million for the prior-year period, offset by lower net borrowings in the current year, down approximately $24.0 million from the prior-year period.

Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2019, we had $71.0 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $730.3 million (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of September 30, 2019 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Verrado Victory	2015	98	95	3	1	15	$373 - $405
Arroyo Seco	2020	44	—	44	—	—	$419 - $479
City of Chandler:
Hawthorn Manor	2017	84	78	6	5	19	$490 - $564
Mission Estates	2019	26	5	21	12	5	$537 - $598
Windermere Ranch	2019	91	3	88	30	3	$505 - $545
City of Gilbert:
Marathon Ranch	2018	63	46	17	13	37	$520 - $563
Lakes At Annecy	2019	216	15	201	37	15	$264 - $354
Annecy P3	2021	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	16	76	45	16	$552 - $633
Lakeview Trails II	2020	68	—	68	—	—	$554 - $629
Copper Bend	2020	38	—	38	6	—	$482 - $501
Waterston	2020	331	—	331	—	—	$487 - $775
City of Goodyear:
Villages at Rio Paseo	2018	117	47	70	13	29	$190 - $221
Cottages at Rio Paseo	2018	93	62	31	10	31	$231 - $252
City of Mesa:
The Vista at Granite Crossing	2018	37	37	—	—	12	$438 - $513
Electron at Eastmark	2019	53	20	33	29	20	$364 - $441
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	2	$425 - $451
Estates at The Meadows	2017	272	145	127	43	45	$509 - $598
Enclave at The Meadows	2018	126	53	73	40	24	$397 - $492
Deseo	2019	94	—	94	23	—	$504 - $598
City of Phoenix:
Navarro Groves	2018	54	49	5	4	25	$439 - $484
Loma @ Avance	2019	124	2	122	39	2	$371 - $430
Ranger @ Avance	2020	145	—	145	26	—	$411 - $483
Piedmont @ Avance	2019	99	—	99	22	—	$498 - $513
Alta @ Avance	2020	26	—	26	5	—	$607 - $636
Town of Queen Creek:
Pathfinder South At Spur Cross	2020	53	—	53	—	—	$474 - $494
Pathfinder North At Spur Cross	2020	65	—	65	—	—	$565 - $579
Closed Communities	N/A	—	—	—	—	—
Phoenix, Arizona Total		2,833	741	2,092	403	300
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	100	3	1	13	$262 - $307
The Cove - Center Pointe Vistoso	2016	83	83	—	—	1	$345 - $405
Summit N & S - Center Pointe Vistoso	2016	88	88	—	—	3	$397 - $432
The Pinnacle - Center Pointe Vistoso	2016	69	69	—	—	1	$448 - $480
Tucson, Arizona Total		343	340	3	1	18
Maracay Total		3,176	1,081	2,095	404	318

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
California
San Diego County:
Almeria	2017	80	80	—	—	5	$1,440 - $1,560
Vista Santa Fe	2019	44	—	44	17	—	$1,760 - $1,950
Sendero	2019	112	35	77	46	35	$1,150 - $1,365
Terraza	2019	81	29	52	29	29	$1,260 - $1,400
Carmel	2019	105	21	84	26	21	$1,380 - $1,510
Vista Del Mar	2019	79	17	62	17	17	$1,530 - $1,730
Pacific Highlands Ranch Future	2020	115	—	115	—	—	TBD
Sandstone	2018	81	81	—	—	32	$640 - $710
Lake Ridge	2018	129	71	58	11	37	$710 - $860
Veraz	2018	111	31	80	4	21	$380 - $465
Moderna	2018	44	44	—	—	34	$355 - $440
Marea	2020	143	—	143	—	—	$370 - $470
Solmar	2019	74	—	74	8	—	$365 - $465
Solmar Sur	2019	108	—	108	—	—	$365 - $465
PA61 Townhomes	2021	170	—	170	—	—	TBD
Meadowood	TBD	844	—	844	—	—	$390 - $630
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	49	46	8	12	$575 - $670
Arista	2017	143	82	61	11	14	$725 - $790
Cresta	2018	67	30	37	4	20	$790 - $890
Lyra	2019	84	14	70	21	14	$650 - $720
Sola	2019	104	31	73	38	31	$545 - $600
Skyline Ranch Future	TBD	882	—	882	—	—	$550 - $810
Riverside County:
Vantage	2016	101	101	—	—	2	$390 - $410
Aura	2017	100	100	—	—	3	$370 - $385
Starling	2017	68	60	8	5	20	$425 - $440
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$310 - $325
Elara	2016	260	234	26	24	32	$310 - $345
Daybreak	2017	159	93	66	33	19	$350 - $370
Cascade	2017	194	137	57	18	37	$330 - $345
Abrio	2018	113	53	60	24	21	$400 - $435
Beacon	2018	106	54	52	19	36	$485 - $525
Alisio	2019	84	30	54	18	30	$295 - $330
Vita	2019	113	17	96	6	17	$310 - $335
Avid	2019	69	12	57	8	12	$340 - $365
Elan	2019	102	6	96	15	6	$400 - $420
Mira	2019	90	8	82	5	8	$365 - $395
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	45	39	10	20	$450 - $475
Tamarack	2018	84	71	13	5	16	$480 - $520
Braeburn	2018	82	25	57	29	17	$405 - $440
Canvas	2018	89	33	56	30	25	$390 - $415
Kadence	2018	85	26	59	30	18	$410 - $425
Newpark	2018	93	25	68	17	17	$440 - $485
Easton	2018	92	23	69	14	18	$465 - $520
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Banning	2020	4,348	—	4,348	—	—	TBD

San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
California Total		13,242	1,768	11,474	550	696
Nevada
Clark County:
North Peak	2015	176	176	—	—	1	$312 - $370
Castle Rock	2015	183	183	—	—	4	$365 - $455
Escala	2016	64	64	—	—	1	$520 - $590
Strada	2017	83	65	18	15	6	$425 - $490
Strada 2.0	2019	92	—	92	9	—	$430 - $545
Linea	2018	123	94	29	17	46	$365 - $405
Arden	2020	79	—	79	—	—	$360 - $400
Capri	2020	114	—	114	—	—	TBD
Arden 2.0	2021	154	—	154	—	—	TBD
Capri 2.0	2021	214	—	214	—	—	TBD
Meridian	2016	62	62	—	—	1	$595 - $690
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Encanto	2016	51	51	—	—	2	$475 - $530
Luma	2018	63	63	—	—	22	$490 - $530
Evolve	2019	74	—	74	35	—	$300 - $325
Corterra	2018	53	18	35	13	15	$450 - $550
Highline	2020	59	—	59
Keystone	2017	70	69	1	1	6	$465 - $550
Cobalt	2017	107	68	39	8	22	$380 - $455
Onyx	2018	88	40	48	12	26	$460 - $490
Axis	2017	52	49	3	1	16	$860 - $1,125
Axis at the Canyons	2019	26	1	25	13	1	$780 - $905
Midnight Ridge	2019	104	—	104	10	—	$510 - $630
Pivot	2017	88	76	12	—	32	$405 - $470
Strada at Pivot	2017	27	27	—	9	2	$450 - $480
Nova Ridge	2017	81	60	21	7	21	$680 - $840
Nova Ridge at the Cliffs	2019	27	—	27	6	—	$680 - $840
Tera Luna	2018	116	20	96	12	16	$545 - $660
Indogo	2018	202	61	141	12	39	$300 - $355
Larimar	2018	106	24	82	7	20	$350 - $405
Blackstone	2018	105	36	69	12	31	$415 - $500
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	2	52	4	2	$360 - $395
Silverado	2020	305	—	305	—	—	TBD
Sandalwood	2020	116	—	116	—	—	$685 - $815
Nevada Total		3,466	1,309	2,157	203	332
Pardee Total		16,708	3,077	13,631	753	1,028

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	5	38	6	5	$770 - $880
Grove South, Bothell	2019	9	1	8	4	1	$770 - $820
King County:
Vareze, Kirkland	2020	82	—	82	—	—	$690 - $880
Inglewood Landing, Sammamish	2019	21	15	6	5	15	$1,115 - $1,295
Kirkwood Terrace, Sammamish	2018	12	11	1	1	6	$1,800
Cedar Landing, North Bend	2019	138	4	134	30	4	$740 - $880
Monarch Ridge, Sammamish	2019	59	—	59	8	—	$970 - $1,245
Overlook at Summit Park, Maple Valley	2019	126	17	109	15	17	$570 - $750
Aurea, Sammamish	2019	41	1	40	2	1	$675 - $846
Aldea, Newcastle	2019	129	30	99	14	30	$665 - $900
Lario, Bellevue	2020	46	—	46	—	—	$765 - $1,030
Lakeview Crest, Renton	2020	17	—	17	—	—	$1,450 - $1,620
Eagles Glen, Sammamish	2020	10	—	10	—	—	$1,100 - $1,700
Proctor Willows (Mira), Redmond	2023	173	—	173	—	—	$680 - $890
Perrinville Townhomes, Lynnwood	2021	42	—	42	—	—	$535 - $655
Finn Meadows, Kirkland	2020	10	—	10	—	—	$880 - $1,100
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,100 - $1,260
Kitsap County:
Lone Pine, Poulsbo	2019	15	6	9	4	6	$474 - $530
Blue Heron, Poulsbo	2021	85	—	85	—	—	$489 - $664
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$494 - $530
Closed Communities	N/A	—	—	—	—	82	N/A
Washington Total		1,119	90	1,029	89	167
Quadrant Total		1,119	90	1,029	89	167

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Pomona, Manvel	2015	49	47	2	1	12	$446 - $489
Rise Meridiana	2016	47	39	8	3	9	$292 - $350
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	34	3	31	13	8	$415 - $500
Cross Creek Ranch 65', Fulshear	2013	77	47	30	4	13	$442 - $559
Cross Creek Ranch 70', Fulshear	2013	89	67	22	12	15	$510 - $587
Cross Creek Ranch 80', Fulshear	2013	63	41	22	15	16	$600 - $655
Cross Creek Ranch 90', Fulshear	2013	37	30	7	1	2	$695 - $829
Fulshear Run 1/2 Acre, Richmond	2016	145	47	98	1	16	$573 - $699
Harvest Green 75', Richmond	2015	53	37	16	7	6	$449 - $574
Sienna Plantation 85', Missouri City	2015	54	35	19	1	5	$546 - $717
Grayson Woods 60'	TBD	17	(9)	26	—	—	$400 - $480
Grayson Woods 70'	TBD	10	—	10	4	—	$480 - $555
Katy Gaston	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	86	31	6	14	$298 - $360
Lakes of Creekside	2015	38	26	12	2	10	$460 - $611
Balmoral 50'	2019	24	1	23	4	1	$270 - $351
Bridgeland '80, Cypress	2015	118	91	27	14	15	$555 - $683
Bridgeland 70'	2018	41	13	28	6	6	$511 - $574
Villas at Bridgeland 50'	2018	48	13	35	1	11	$356 - $409
Elyson 70', Cypress	2016	20	20	—	—	2	$463 - $482
Falls at Dry Creek	2019	7	—	7	3	—	TBD
Hidden Arbor, Cypress	2015	129	102	27	—	—	$419 - $599
Clear Lake, Houston	2015	722	508	214	54	75	$350 - $698
Montgomery County:
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
Bender's Landing Estates, Spring	2014	104	104	—	—	13	$553 - $555
The Woodlands, Creekside Park	2015	127	104	23	13	38	$423 - $729
Royal Brook, Porter	2018	25	1	24	2	1	$393 - $479
Waller County:
LakeHouse	2019	350	12	338	28	12	$263 - $575
Williamson County:
Crystal Falls	2016	29	25	4	—	—	$150
Rancho Sienna 60'	2016	51	32	19	4	14	$339 - $446
Rancho Sienna 80'	2018	5	5	—	—	3	$456 - $519
Highlands at Mayfield Ranch 50'	2018	46	23	23	8	15	$282 - $375
Highlands at Mayfield Ranch 60'	2018	23	3	20	7	11	$335 - $406
Rancho Sienna 50'	2019	38	3	35	4	3	$291 - $394
Palmera Ridge	2019	30	7	23	20	7	$272 - $344
Hays County:
Belterra 60', Austin	2017	36	41	(5)	—	10	$419 - $458
Belterra 80', Austin	2016	37	37	—	—	3	$552 - $562
Headwaters, Dripping Springs	2017	30	30	—	—	7	$453 - $485
6 Creeks 50' Section 1 & 2	2019	35	—	35	—	—	$269
6 Creeks 60' Section 1 & 2	2019	15	—	15	—	—	$328
Travis County:
Lakes Edge 70'	2018	45	27	18	13	19	$645 - $830
Lakes Edge 80'	2018	14	7	7	7	3	$742 - $792
Turner's Crossing (Land)	TBD	—	—	324	—	—	TBD

Collin County:
Miramonte, Frisco	2016	62	49	13	5	13	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	152	13	4	9	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	22	18	9	10	$368 - $480
Denton County:
Glenview, Frisco	2017	50	25	25	4	17	$345 - $485
Paloma Creek, Little Elm		267	169	98	9	25	$275 - $390
Parks at Legacy, Prosper	2017	55	28	27	5	14	$384 - $495
Shadow Creek, Hickory Creek	2016	40	40	—	—	4	$360 - $400
Valencia, Little Elm	2016	82	51	31	5	14	$350 - $444
Villages of Carmel, Denton	2017	96	71	25	13	29	$290 - $360
Kaufman County:
Park Trails, Forney	2015	85	84	1	—	11	$240 - $280
Rockwall County:
Heath Golf and Yacht, Heath	2016	100	68	32	9	11	$294 - $490
Woodcreek, Fate	2017	107	81	26	12	19	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	90	62	28	7	18	$270 - $375
Lakes of River Trails, Fort Worth	2011	158	140	18	16	19	$317 - $416
Ventana, Benbrook	2017	78	47	31	11	18	$318 - $430
Closed Communities	N/A	—	—	—	—	2
Texas Total		4,608	2,801	2,131	367	628
Trendmaker Homes Total		4,608	2,801	2,131	367	628

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Aria, Rancho Mission Viejo	2016	151	151	—	—	5	$687 - $719
Viridian	2018	72	37	35	22	20	$895 - $994
Sterling Row Townhomes, Irvine	2017	96	96	—	—	1	$572 - $779
Varenna at Orchard Hills, Irvine	2016	111	93	18	6	20	$1,225 - $1,343
Alston, Anaheim	2017	75	75	—	—	15	$828 - $869
StrataPointe, Buena Park	2017	149	148	1	1	23	$549 - $737
Lyric	2019	70	28	42	8	28	$790 - $943
Citron at Bedford	2019	101	23	78	22	23	$370 - $415
Windbourne	2020	19	—	19	13	—	$1,026 - $1,201
Cerise	2020	8	—	8	—	—	TBD
Violet	2020	11	—	11	—	—	TBD
Claret	2020	6	—	6	—	—	TBD
San Diego County:
Prism at Weston	2018	142	69	73	27	35	$574 - $632
Talus at Weston	2018	63	56	7	2	24	$680 - $730
Riverside County:
Terrassa Court, Corona	2015	94	94	—	—	1	$421 - $499
Terrassa Villas, Corona	2015	52	52	—	—	6	$491 - $554
Cassis at Rancho Soleo	2020	79	—	79	—	—	TBD
Cava at Rancho Soleo	2020	63	—	63	—	—	TBD
Cerro at Rancho Soleo	2020	103	—	103	—	—	TBD
Los Angeles County:
VuePointe, El Monte	2017	102	102	—	—	15	$479 - $654
Bradford @ Rosedale, Azusa	2017	52	52	—	—	1	$816 - $906
Lucera at Aliento	2017	67	67	—	—	5	$622 - $648
Tierno at Aliento	2017	63	49	14	—	—	$667 - $695
Tierno II at Aliento	2018	63	26	37	8	16	$642 - $708
Paloma at West Creek	2018	155	93	62	30	43	$444 - $530
Mystral	2019	78	21	57	22	21	$635 - $684
Celestia	2019	72	30	42	16	30	$597 - $626
San Bernardino County:
St. James at Park Place, Ontario	2015	125	119	6	6	—	$509 - $560
St. James III at Park Place, Ontario	2018	82	65	17	13	28	$509 - $560
Ivy at The Preserve	2020	113	—	113	2	—	$395 - $440
Hazel at The Preserve	2020	133	—	133	2	—	$360 - $430
Tempo at The Resort	2020	80	—	80	—	—	TBD
Southern California Total		2,650	1,546	1,104	200	360
Northern California
Contra Costa County:
Wynstone at Barrington, Brentwood	2017	92	92	—	—	15	$640 - $675
Greyson Place	2019	44	7	37	9	7	$805 - $905
Santa Clara County:
Madison Gate	2018	65	30	35	13	6	$729 - $1,134
Blanc at Glen Loma	2019	49	—	49	5	—	$765 - $815
Noir at Glen Loma	2019	64	—	64	6	—	$870 - $920
Lotus at Urban Oak	2022	43	—	43	—	—	$930 - $1,054
Solano County:
Bloom at Green Valley, Fairfield	2018	91	52	39	22	21	$548 - $588
Harvest at Green Valley, Fairfield	2018	56	41	15	8	13	$550 - $630

Lantana, Fairfield	2019	133	29	104	28	29	$478 - $523
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	—	—	$648 - $721
Sundance II, Mountain House	2017	138	82	56	14	23	$648 - $721
Alameda County:
Commercial, Alameda Landing	2019	2	2	—	—	2	$550
Blackstone at the Cannery, Hayward SFA	2016	105	105	—	—	1	$666 - $776
Slate at Jordan Ranch, Dublin	2017	56	56	—	—	5	$1,125 - $1,225
Onyx at Jordan Ranch, Dublin	2017	105	71	34	8	17	$914 - $966
Quartz at Jordan Ranch, Dublin	2018	45	45	—	—	15	$958 - $1,098
Apex, Fremont	2018	77	51	26	1	12	$684 - $946
Palm, Fremont	2019	31	8	23	3	8	$2,150 - $2,292
Ellis at Central Station, Oakland	2020	128	—	128	—	—	$728 - $813
Sacramento County:
Natomas	TBD	94	—	94	—	—	$344 - $410
Mangini - Brookstone	2020	50	—	50	—	—	$582 - $654
Mangini - Waterstone	2020	37	—	37	—	—	$638 - $705
Placer County:
La Madera	2019	102	—	102	18	—	$451 - $531
San Francisco County:
Lofton at NOPO, San Francisco	2020	54	—	54	—	—	$1,145 - $1,388
Northern California Total		1,774	779	995	135	174
California Total		4,424	2,325	2,099	335	534
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	76	81	21	42	$375 - $427
Terrain Ravenwood Village (4000)	2018	100	60	40	16	27	$403 - $479
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
The Canyons	2020	89	—	89	—	—	TBD
Terrain Sunstone	2020	74	—	74	—	—	TBD
Jefferson County:
Candelas 6000 Series, Arvada	2015	76	76	—	—	1	$516 - $656
Candelas 3500 Series, Arvada	2016	97	97	—	—	16	$408 - $466
Candelas 5000 Series, Arvada	2017	62	62	—	—	18	$516 - $584
Candelas 4020 Series, Arvada	2019	98	35	63	21	35	$458 - $520
Candelas TH, Arvada	2020	92	—	92	—	—	TBD
Crown Point, Westminster	2019	64	18	46	31	18	$430 - $485
Arapahoe County:
Whispering Pines, Aurora	2016	115	86	29	17	22	$611 - $681
Adonea 3500, Aurora	2020	71	—	71	—	—
Adams County:
Amber Creek, Thornton	2017	121	104	17	10	36	$398 - $490
Reunion Alley	2020	50	—	50	—	—
Colorado Total		1,446	614	832	116	215
North Carolina
Wake County:
Lakeview Townhomes, Raleigh	2020	23	—	23	—	—	TBD
North Carolina Total		23	—	23	—	—
TRI Pointe Total		5,893	2,939	2,954	451	749

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2019	Lots Owned as of September 30, 2019(3)	Backlog as of September 30, 2019(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2019	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	132	56	76	13	17	$450 - $560
Two Rivers Cascades SFD, Crofton	2018	43	25	18	1	9	$550 - $610
Watson's Glen, Millersville	2015	103	4	99	—	—	TBD
Frederick County:
Landsdale, Monrovia		—
Landsdale SFD	2015	222	141	81	30	16	$495 - $597
Landsdale Townhomes	2015	100	89	11	5	13	$330 - $383
Landsdale TND Neo SFD	2015	77	50	27	14	6	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	227	132	19	23	$700 - $775
Cabin Branch Avenue Townhomes	2017	86	72	14	8	20	$420 - $488
Cabin Branch Crossings Townhomes	2019	98	—	98	2	—	$420 - $490
Cabin Branch Manor Townhomes	2014	444	329	115	17	30	$393 - $474
Preserve at Stoney Spring - Lots for Sale	N/A	3	—	3	—	—	N/A
Glenmont MetroCenter, Silver Spring	2016	171	111	60	24	36	$435 - $513
Chapman Row, Rockville	2019	61	1	60	8	1	$700 - $750
North Quarter, North Bethesda	2019	104	—	104	3	—	$620 - $670
Closed Communities	N/A	—	—	—	—	1
Maryland Total		2,003	1,105	898	144	172
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	N/A	5	—	5	—	—	N/A
Westgrove, Fairfax	2018	24	13	11	7	12	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	—	188	40	—	$670 - $770
Bren Pointe SFA, Fairfax	2020	7	—	7	—	—	TBD
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	53	36	17	17	16	$700 - $724
Birchwood Bungalows AA	2018	46	25	21	12	16	$577 - $634
Birchwood Carriages AA	2019	17	—	17	14	—	$524 - $553
Willowsford Grant II, Aldie	2016	55	31	24	14	8	$950 - $1,226
Closed Communities	N/A	—	—	—	—	12	N/A
Virginia Total		395	105	290	104	64
Winchester Total		2,398	1,210	1,188	248	236

Combined Company Total		33,902	11,198	23,028	2,312	3,126
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of September 30, 2019 include owned lots in backlog as of September 30, 2019.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2019, 1,602 homes are under construction, 318 homes have completed construction, and 392 homes have not started construction.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2019. We did not enter into during the nine months ended September 30, 2019, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2019.

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
On February 21, 2019, our board of directors discontinued and cancelled our 2018 Repurchase Program and approved our 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. Purchases of common stock pursuant to the 2019 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2019 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2019 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three and nine months ended September 30, 2019, we repurchased and retired an aggregate of 3,035,420 shares of our common stock under the 2019 Repurchase Program for $41.7 million.
During the three months ended September 30, 2019, we repurchased and retired the following shares pursuant to our 2019 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2019 to July 31, 2019	—	$—	—	$—
August 1, 2019 to August 31, 2019	1,705,620	$13.58	1,705,620	$76,844,670
September 1, 2019 to September 30, 2019	1,329,800	$13.97	1,329,800	$58,265,017
Total	3,035,420	$13.75	3,035,420

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

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

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

104	Cover page from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: October 31, 2019	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2019	By:	/s/ Michael D. Grubbs
Michael D. Grubbs
Chief Financial Officer
(Principal Financial Officer)