Form 10-K
period 2019-12-31
TRI Pointe Group, Inc.
filed 2020-02-19
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-35796
 p
TRI Pointe Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________________________________________

Delaware	61-1763235
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
19540 Jamboree Road, Suite 300
Irvine, California 92612
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (949) 438-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, based on the closing price of $11.97 as reported by the New York Stock Exchange, was $1,671,655,364.
136,080,148 shares of common stock were issued and outstanding as of February 6, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions from the registrant’s proxy statement relating to its 2020 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI Pointe Group, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Factors listed in this section—as well as other factors—may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occurs, there is no guarantee what effect, if any, it will have on our operations, financial condition, or share price.
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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

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

•	changes in accounting principles;

•	risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber attack; and

•	other factors described in “Risk Factors.”

EXPLANATORY NOTE
As used in this annual report on Form 10-K, references to “TRI Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-K) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”), and its consolidated subsidiaries.

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
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2019, our operations consisted of 137 active selling communities and 30,029 lots owned or controlled.  See “Lots Owned or Controlled” below.  Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes.  As a result, we build across a variety of base sales price points, ranging from approximately $190,000 to $2.0 million, and home sizes, ranging from approximately 1,200 to 5,520 square feet.  See “Description of Projects and Communities under Development” below.  For the years ended December 31, 2019 and 2018, we delivered 4,921 and 5,071 homes, respectively, and the average sales price of our new homes delivered was approximately $624,000 and $640,000, respectively.
Our founders firmly established our core values of quality, integrity and excellence.  These are the driving forces behind our innovative designs and strong commitment to our homebuyers.
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership
Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer, have worked together for over 30 years and have a successful track record of managing and growing a public homebuilding company.  Their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets.  In addition, the management teams at each of our homebuilding subsidiaries have substantial industry knowledge and local market expertise. We believe that our management teams’ prior experience, extensive relationships and strong local reputations provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market.  We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, the Carolinas, Colorado, Maryland, Nevada, Texas, Virginia and Washington.  These markets are generally characterized by high job growth and increasing populations, which typically create strong demand for new housing.  We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets.  Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries.  We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.

Strong Operational Discipline and Controls
Our management teams pursue a hands-on approach.  Our strict operating discipline and attention to controls, including financial accountability at the project management level, is a key part of our strategy to maximize returns while minimizing risk.
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
Increase Market Position in Growth Markets
We believe that there are opportunities to expand profitably in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results.  We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital.  While our primary growth strategy has focused on increasing our market position in our existing markets, we recently expanded our homebuilding operations to the Carolinas and the Dallas–Fort Worth region in Texas. We intend to continue, on an opportunistic basis, to explore expansion into other markets through organic growth and/or acquisition.
Provide Superior Design and Homeowner Experience and Service
We consider ourselves a “progressive” homebuilder driven by an exemplary homeowner experience, cutting-edge product development and exceptional execution.  Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to homeowners’ lifestyle needs and enhancing communication, knowledge and satisfaction.  We believe that the new generation of home buying families has different ideas about the kind of home buying experience it wants.  As a result, our selling process focuses on the home’s features, benefits, quality and design, in addition to the traditional metrics of price and square footage.  In addition, we devote significant resources to the research and design of our homes to better meet the needs of our homebuyers.  Through our LivingSmart® platform, we provide homes that we believe are earth-friendly, enhance homeowners’ comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes.  Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of homebuyers referred to our communities.
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
Lots Owned or Controlled
As of December 31, 2019, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 30,029 lots.  We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2019.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
Maracay	2,099	1,631	3,730
Pardee Homes	13,126	141	13,267
Quadrant Homes	977	126	1,103
Trendmaker Homes	2,852	1,182	4,034
TRI Pointe Homes	2,771	3,399	6,170
Winchester Homes	1,020	705	1,725
Total	22,845	7,184	30,029
______________________________________________

(1)
Lots controlled for Trendmaker Homes include 135 lots, which represent our expected share of lots owned by an unconsolidated land development joint venture that was formed during the year ended December 31, 2019.

Description of Projects and Communities under Development
Our lot inventory includes land that we are holding for future development.  The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development.  The following table presents project information relating to each of our markets as of December 31, 2019 and includes information on current projects under development where we are building and selling homes as of December 31, 2019.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Arroyo Seco	2020	44	—	44	—	—	$406 - $470
City of Chandler:
Mission Estates	2019	26	12	14	14	12	$537 - $598
Windermere Ranch	2019	91	20	71	21	20	$508 - $548
Canopy North	2020	129	—	7	—	—	$453 - $522
Canopy South	2020	112	—	7	—	—	$534 - $558
City of Gilbert:
Marathon Ranch	2018	63	59	4	3	50	$520 - $563
Lakes At Annecy	2019	216	36	180	36	36	$267 - $355
Annecy P3	2021	250	—	250	—	—	$226 - $301
Lakeview Trails	2019	92	41	51	27	41	$557 - $642
Lakeview Trails II	2020	68	—	68	—	—	$557 - $642
Copper Bend	2020	38	—	38	9	—	$484 - $503
Waterston	2020	331	—	331	—	—	$487 - $775
City of Goodyear:
Villages at Rio Paseo	2018	117	61	56	16	43	$193 - $224
Cottages at Rio Paseo	2018	93	81	12	3	50	$231 - $252
Sedella	2021	75	—	75	—	—	$441 - $520
City of Mesa:
Electron at Eastmark	2019	53	38	15	15	38	$364 - $441
Cadence	2021	127	—	127	—	—	$386 - $466
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	2	$425 - $451
Estates at The Meadows	2017	272	162	110	28	62	$510 - $599
Enclave at The Meadows	2018	126	70	56	31	41	$402 - $497
Deseo	2019	94	6	88	26	6	$507 - $601
City of Phoenix:
Navarro Groves	2018	54	53	1	—	29	$439 - $484
Loma @ Avance	2019	124	22	102	30	22	$379 - $438
Ranger @ Avance	2019	145	2	143	34	2	$416 - $488
Piedmont @ Avance	2019	99	2	97	31	2	$503 - $518
Alta @ Avance	2020	26	—	26	6	—	$611 - $640
Town of Queen Creek:
Pathfinder South At Spur Cross	2020	53	—	53	—	—	$474 - $494
Pathfinder North At Spur Cross	2020	65	—	65	—	—	$563 - $577
Closed Communities	N/A	—	—	—	—	55
Phoenix, Arizona Total		3,057	733	2,097	330	511
Tucson, Arizona
Oro Valley:
Desert Crest - Center Pointe Vistoso	2016	103	101	2	—	14	$262 - $307
Closed Communities	N/A	—	—	—	—	5
Tucson, Arizona Total		103	101	2	—	19
Maracay Total		3,160	834	2,099	330	530

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
California
San Diego County:
Vista Santa Fe	2019	44	18	26	8	18	$1,858 - $1,970
Sendero	2019	112	61	51	29	61	$1,350 - $1,440
Terraza	2019	81	46	35	25	46	$1,350 - $1,430
Carmel	2019	105	47	58	8	47	$1,420 - $1,530
Vista Del Mar	2019	79	33	46	7	33	$1,580 - $1,730
Pacific Highlands Ranch Future	2020	115	—	115	—	—	TBD
Lake Ridge	2018	129	77	52	14	43	$710 - $840
Veraz	2018	111	46	65	1	36	$390 - $475
Marea	2020	143	—	143	—	—	$365 - $435
Solmar	2019	74	9	65	6	9	$380 - $470
Solmar Sur	2020	108	—	108	—	—	$380 - $470
PA61 Townhomes	2021	170	—	170	—	—	TBD
Meadowood	2021	844	—	844	—	—	$390 - $630
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Verano	2017	95	55	40	5	18	$575 - $670
Arista	2017	143	91	52	11	23	$725 - $795
Cresta	2018	67	34	33	7	24	$800 - $890
Lyra	2019	141	33	108	15	33	$650 - $720
Sola	2019	189	61	128	24	61	$550 - $600
Luna	2020	114	—	114	—	—	$610 - $660
Skyline Ranch Future	TBD	626	—	626	—	—	$550 - $810
Riverside County:
Starling	2017	68	66	2	2	26	$425 - $440
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$310 - $325
Elara	2016	260	257	3	2	55	$310 - $345
Daybreak	2017	159	123	36	12	49	$360 - $385
Cascade	2017	194	158	36	4	58	$335 - $355
Abrio	2018	113	70	43	14	38	$410 - $445
Beacon	2018	106	71	35	13	53	$490 - $525
Alisio	2019	84	51	33	7	51	$300 - $335
Vita	2019	114	28	86	6	28	$310 - $335
Avid	2019	69	17	52	2	17	$340 - $365
Elan	2019	100	12	88	14	12	$400 - $420
Mira	2019	91	10	81	7	10	$365 - $395
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	52	32	12	27	$450 - $480
Tamarack	2018	84	78	6	5	23	$480 - $520
Braeburn	2018	82	45	37	16	37	$410 - $440
Spencers Crossing 35/36/37	2020	85	—	85	—	—	$485 - $515
Canvas	2018	89	58	31	17	50	$395 - $415
Kadence	2018	85	49	36	15	41	$415 - $430
Newpark	2018	93	42	51	9	34	$440 - $485
Easton	2018	92	34	58	6	29	$465 - $525
Audie Murphy Ranch	2020	52	—	52	—	—	$450 - $510
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Arroyo	2020	110	—	110	—	—	$340 - $365
Cienega	2020	106	—	106	—	—	$315 - $345
Centerstone	2020	120	—	120	—	—	$315 - $335
Landmark	2020	86	—	86	—	—	$360 - $390
Horizon	2020	57	—	57	—	—	$405 - $430

Atwell Future	2020	3,874	—	3,874	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	83
California Total		12,978	1,832	11,146	323	1,173
Nevada
Clark County:
Strada	2017	83	79	4	3	20	$425 - $490
Strada 2.0	2019	92	5	87	13	5	$450 - $550
Linea	2018	123	108	15	12	60	$370 - $410
Arden	2020	79	—	79	—	—	$360 - $400
Capri	2020	114	—	114	—	—	TBD
Arden 2.0	2021	154	—	154	—	—	$370 - $400
Capri 2.0	2021	214	—	214	—	—	$300 - $325
Pebble Estate Future	TBD	8		8	—	—	TBD
Evolve	2019	74	25	49	18	25	$300 - $330
Corterra	2018	53	34	19	5	31	$450 - $545
Highline	2020	59	—	59	—	—	$454 - $555
Cobalt	2017	107	74	33	3	28	$380 - $455
Onyx	2018	88	52	36	14	38	$465 - $500
Axis	2017	52	50	2	—	17	$860 - $1,125
Axis at the Canyons	2019	26	12	14	4	12	$790 - $915
Midnight Ridge	2020	104	—	104	15	—	$515 - $640
Pivot	2017	88	86	2	—	42	$405 - $470
Nova Ridge	2017	81	69	12	1	30	$680 - $840
Nova Ridge at the Cliffs	2019	27	3	24	5	3	$680 - $840
Tera Luna	2018	116	29	87	8	25	$550 - $665
Indogo	2018	202	77	125	16	55	$300 - $360
Larimar	2018	106	31	75	8	27	$350 - $410
Blackstone	2018	105	49	56	5	44	$420 - $500
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	7	47	4	7	$360 - $395
Silverado Entry-Level	2021	96	—	96	—	—	$400 - $450
Silverado Move-Up	2021	93	—	93	—	—	$440 - $490
Silverado Courtyard Townhome	2021	116	—	116	—	—	$300 - $320
Sandalwood	2020	116	—	116	3	—	$735 - $885
Closed Communities	N/A	—	—	—	—	33
Nevada Total		2,770	790	1,980	137	502
Pardee Total		15,748	2,622	13,126	460	1,675

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	11	32	14	11	$795 - $900
Grove South, Bothell	2019	9	8	1	1	8	$820
Trailside at Meadowdale Beach, Edmonds	2021	38	—	38	—	—	$730 - $780
Perrinville Townhomes, Lynnwood	2021	42	—	42	—	—	$535 - $655
King County:
Vareze, Kirkland	2020	82	—	82	—	—	$705 - $850
Cedar Landing, North Bend	2019	138	24	114	28	24	$755 - $890
Monarch Ridge, Sammamish	2019	59	13	46	16	13	$990 - $1,265
Overlook at Summit Park, Maple Valley	2019	126	29	97	8	29	$570 - $750
Aurea, Sammamish	2019	41	9	32	3	9	$665 - $808
Aldea, Newcastle	2019	129	38	91	19	38	$685 - $900
Lario, Bellevue	2020	46	—	46	—	—	$815 - $1,100
Lakeview Crest, Renton	2020	17	—	17	—	—	$1,450 - $1,620
Eagles Glen, Sammamish	2020	10	—	10	—	—	$1,100 - $1,700
Willows 124	2023	173	—	173	—	—	$680 - $890
Finn Meadows, Kirkland	2020	10	—	10	—	—	$880 - $1,100
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,100 - $1,260
Kitsap County:
Blue Heron, Poulsbo	2022	85	—	85	—	—	$489 - $664
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$494 - $530
Closed Communities	N/A	—	—	—	—	125	N/A
Washington Total		1,109	132	977	89	257
Quadrant Homes Total		1,109	132	977	89	257

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
Texas
Brazoria County:
Rise Meridiana	2016	47	43	4	1	13	$292 - $352
Fort Bend County:
Cross Creek Ranch 60’, Fulshear	2013	48	12	36	12	11	$420 - $490
Cross Creek Ranch 65’, Fulshear	2013	89	59	30	3	19	$455 - $550
Cross Creek Ranch 70’, Fulshear	2013	97	71	26	13	19	$473 - $612
Cross Creek Ranch 80’, Fulshear	2013	71	49	22	16	21	$552 - $696
Cross Creek Ranch 90’, Fulshear	2013	44	34	10	5	2	$695 - $846
Fulshear Run 1/2 Acre, Richmond	2016	145	50	95	—	19	$593 - $730
Harvest Green 75’, Richmond	2015	63	43	20	7	8	$499 - $524
Sienna Plantation 85’, Missouri City	2015	54	36	18	3	6	$563 - $625
Grayson Woods 60’	2019	31	1	30	3	1	$400 - $491
Grayson Woods 70’	2019	14	2	12	7	2	$485 - $577
Katy Gaston	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	90	27	4	18	$310 - $365
Lakes of Creekside	2016	17	9	8	6	14	$460 - $637
Balmoral 50’	2019	46	7	39	3	7	$255 - $328
Bridgeland ‘80, Cypress	2015	130	108	22	13	25	$552 - $690
Bridgeland 70’	2018	41	17	24	7	10	$488 - $585
Villas at Bridgeland 50’	2018	48	16	32	—	14	$356 - $395
Falls at Dry Creek	2019	17	3	14	3	3	$495 - $602
Grant-Cyp-Rosehill	TBD	428	—	428	—	—	TBD
Hidden Arbor, Cypress	TBD	156	129	27	—	—	TBD
Clear Lake, Houston	2015	722	546	176	47	110	$370 - $700
Montgomery County:
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
The Woodlands, Creekside Park	2015	131	117	14	12	47	$423 - $668
Grand Central Park	TBD	1	—	1	—	—	TBD
Rodriguez	TBD	336	—	336	—	—	TBD
Royal Brook, Porter	2019	26	2	24	1	3	$373 - $396
Waller County:
LakeHouse	2019	350	31	319	24	31	$263 - $575
Williamson County:
Crystal Falls - Lots for Sale	2016	29	25	4	—	—	TBD
Rancho Sienna 60’	2016	51	33	18	4	15	$339 - $426
Highlands at Mayfield Ranch 50’	2018	56	30	26	10	22	$282 - $340
Highlands at Mayfield Ranch 60’	2018	46	14	32	10	13	$335 - $410
Meyer Ranch	TBD	10	—	10	—	—	$336 - $340
Rancho Sienna 50’	2019	46	8	38	5	8	$291 - $354
Palmera Ridge	2019	39	16	23	17	16	$272 - $278
Hays County:
6 Creeks 50’ Section 1 & 2	2020	35	—	35	6	—	$260 - $399
6 Creeks 60’ Section 1 & 2	2020	15	—	15	—	—	$305 - $362
Travis County:
Lakes Edge 70’	2018	45	44	1	1	31	$710 - $821
Lakes Edge 80’	2018	14	10	4	4	6	$630 - $826
Turner’s Crossing (Land)	TBD	324	—	324	—	—	TBD
Collin County:
Creeks of Legacy, Celina	2020	24	—	24	—	—	$349 - $379
Miramonte, Frisco	2016	62	52	10	3	16	$475 - $560

Retreat at Craig Ranch, McKinney	2012	165	154	11	2	11	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	28	12	7	16	$368 - $480
Denton County:
Glenview, Frisco	2017	50	32	18	7	24	$345 - $485
Paloma Creek, Little Elm	2015	267	177	90	15	33	$275 - $390
Parks at Legacy, Prosper	2017	55	32	23	8	18	$384 - $495
Valencia, Little Elm	2016	82	57	25	4	20	$350 - $444
Villages of Carmel, Denton	2017	96	80	16	10	38	$290 - $360
Rockwall County:
Heath Golf and Yacht, Heath	2016	112	74	38	8	17	$294 - $490
Woodcreek, Fate	2017	137	88	49	11	26	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	93	64	29	8	20	$270 - $375
Lakes of River Trails, Fort Worth	2011	159	154	5	4	33	$317 - $416
Ventana, Benbrook	2017	86	55	31	11	26	$318 - $430
Closed Communities	N/A	—	—	—	—	70
Texas Total		5,561	2,709	2,852	345	882
Trendmaker Homes Total		5,561	2,709	2,852	345	882

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
Southern California
Orange County:
Viridian	2018	72	51	21	15	34	$895 - $985
Varenna at Orchard Hills, Irvine	2016	118	101	17	5	28	$1,208 - $1,293
Lyric	2019	70	41	29	3	41	$810 - $946
Windbourne	2019	25	6	19	20	6	$1,069 - $1,201
Cerise	2020	16	—	16	—	—	$795 - $838
Violet	2020	22	—	22	—	—	$545 - $735
Claret	2020	30	—	30	—	—	$560 - $667
San Diego County:
Prism at Weston	2018	142	91	51	21	57	$574 - $632
Talus at Weston	2018	63	60	3	2	28	$680 - $730
Riverside County:
Cassis at Rancho Soleo	2020	79	—	79	—	—	$492 - $507
Citron at Bedford	2019	101	46	55	7	46	$370 - $398
Cava at Rancho Soleo	2020	63	—	63	—	—	$401 - $425
Cerro at Rancho Soleo	2020	103	—	103	—	—	$375 - $430
Los Angeles County:
Tierno at Aliento	2017	63	49	14	—	—	$667 - $695
Tierno II at Aliento	2018	63	31	32	8	21	$642 - $697
Paloma at West Creek	2018	155	132	23	13	82	$469 - $545
Mystral	2019	78	48	30	3	48	$629 - $681
Celestia	2019	72	50	22	5	50	$597 - $628
San Bernardino County:
St. James at Park Place, Ontario	2015	125	122	3	3	3	$522 - $560
Ivy at The Preserve	2019	113	5	108	5	5	$355 - $420
Hazel at The Preserve	2020	133	—	133	23	—	$360 - $426
Tempo at The Resort	2020	80	—	80	3	—	$548 - $587
Closed Communities	N/A	—	—	—	—	118
Southern California Total		1,786	833	953	136	567
Northern California
Contra Costa County:
Greyson Place	2019	44	16	28	7	16	$815 - $925
Santa Clara County:
Madison Gate	2018	65	47	18	3	23	$729 - $1,134
Blanc at Glen Loma	2019	49	5	44	2	5	$715 - $765
Noir at Glen Loma	2019	64	9	55	1	9	$810 - $860
Lotus at Urban Oak	2022	65	—	65	—	—	$940 - $1,064
Solano County:
Bloom at Green Valley, Fairfield	2018	91	75	16	7	44	$557 - $597
Harvest at Green Valley, Fairfield	2018	56	54	2	2	26	$550 - $630
Lantana, Fairfield	2019	133	55	78	12	55	$483 - $528
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	—	—	$653 - $731
Sundance II, Mountain House	2017	138	99	39	12	40	$653 - $731
River Islands	2022	4	—	4	—	—	TBD
Alameda County:
Onyx at Jordan Ranch, Dublin	2017	105	80	25	7	26	$914 - $966
Apex, Fremont	2018	77	57	20	4	18	$734 - $966
Palm, Fremont	2019	31	8	23	7	8	$2,250 - $2,392
Ellis at Central Station, Oakland	2020	128	—	128	—	—	$745 - $815

Sacramento County:
Natomas	TBD	94	—	94	—	—	$350 - $402
Mangini - Brookstone	2020	50	—	50	3	—	$589 - $653
Mangini - Waterstone	2020	37	—	37	9	—	$648 - $719
Placer County:
La Madera	2019	102	10	92	17	10	$451 - $545
San Francisco County:
Cambridge Street (SFA)	2020	54	—	54	—	—	$1,145 - $1,388
Closed Communities	N/A	—	—	—	—	38
Northern California Total		1,500	623	877	93	318
California Total		3,286	1,456	1,830	229	885
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	88	69	19	54	$375 - $427
Terrain Ravenwood Village (4000)	2018	100	70	30	16	37	$403 - $481
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
Sterling Ranch TH	2020	46	—	46	—	—	TBD
The Canyons	2020	89	—	89	—	—	TBD
Terrain Sunstone	2020	74	—	74	—	—	TBD
Jefferson County:
Candelas 4020 Series, Arvada	2019	98	46	52	21	46	$458 - $520
Crown Point, Westminster	2019	64	31	33	25	31	$430 - $499
Cadelas TH, Arvada	2020	92	—	92	—	—	TBD
Arapahoe County:
Whispering Pines, Aurora	2016	115	95	20	12	31	$605 - $681
Adonea 3500, Aurora	2020	71	—	71	—	—	TBD
Adams County:
Amber Creek, Thornton	2017	121	112	9	7	44	$398 - $490
Reunion Alley	2020	50	—	50	—	—	TBD
Closed Communities	N/A	—	—	—	—	35
Colorado Total		1,257	442	815	100	278
North Carolina
Wake County:
Lakeview Townhomes, Raleigh, NC	2020	23	—	23	—	—	$335
Mecklenburg County:
Mayes Hall, Davidson, NC	2020	50	—	50	—	—	$335 - $406
North Carolina Total		73	—	73	—	—
South Carolina
York County:
Garrison Estates, Rock Hill, SC	2020	53	—	53	—	—	$279 - $297
South Carolina Total		53	—	53	—	—
TRI Pointe Total		4,669	1,898	2,771	329	1,163

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2019	Lots Owned as of December 31, 2019(3)	Backlog as of December 31,2019(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2019	Sales Price Range(in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	132	65	67	11	26	$450 - $530
Two Rivers Cascades SFD, Crofton	2018	43	25	18	6	9	$520 - $590
Watson’s Glen, Millersville	2015	103	4	99	—	—	$362 - $375
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	160	62	21	35	$499 - $602
Landsdale Townhomes	2015	100	97	3	1	21	$330 - $383
Landsdale TND Neo SFD	2015	77	59	18	9	15	$440 - $473
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	237	122	25	33	$555 - $775
Cabin Branch Avenue Townhomes	2017	86	82	4	3	30	$420 - $488
Cabin Branch Crossings Townhomes	2019	97	—	97	7	1	$420 - $490
Cabin Branch Manor Townhomes	2014	444	351	93	3	52	$393 - $474
Preserve at Stoney Spring - Lots for Sale	TBD	3	—	3	—		TBD
Glenmont MetroCenter, Silver Spring	2016	171	131	40	19	56	$435 - $518
Chapman Row, Rockville	2019	61	10	51	5	10	$650 - $750
North Quarter, North Bethesda	2020	104	—	104	7	—	$620 - $670
Closed Communities	N/A	—	—	—	—	1
Maryland Total		2,002	1,221	781	117	289
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	TBD	5	—	5	—		TBD
Westgrove, Fairfax	2018	24	19	5	4	18	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	26	162	33	26	$690 - $810
Bren Pointe SFA, Alexandria	2020	7	—	7	—	—	TBD
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	53	49	4	4	29	$700 - $724
Birchwood Bungalows AA	2018	50	33	17	10	24	$577 - $634
Birchwood Carriages AA	2019	23	1	22	22	1	$529 - $558
Willowsford Grant II, Aldie	2017	55	38	17	9	15	$950 - $1,245
Closed Communities	N/A	—	—	—	—	12
Virginia Total		405	166	239	82	125
Winchester Total		2,407	1,387	1,020	199	414

Combined Company Total		32,654	9,582	22,845	1,752	4,921
______________________________________________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of December 31, 2019 include owned lots in backlog as of December 31, 2019.

(4)	Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.

(5)	Of the total homes in backlog as of December 31, 2019, 1,164 homes are under construction, 166 homes have completed construction, and 422 homes have not started construction.

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

Acquisition Process
We believe that our current inventory of lots owned or controlled will be adequate to supply our homebuilding operations for the foreseeable future. Our acquisition process generally includes the following steps to reduce development and market cycle risk:

•	review of the status of entitlements and other governmental processing, including title reviews;

•	limitation on the size of an acquisition to minimize investment levels in any one project;

•	completion of due diligence on the land parcel prior to committing to the acquisition;

•	preparation of detailed budgets for all cost categories;

•	completion of environmental reviews and third-party market studies;

•	utilization of options, joint ventures, land banking and other land acquisition arrangements, if necessary; and

•	employment of centralized control of approval over all acquisitions through a land committee process.
Before purchasing a land parcel, we also engage outside architects and consultants to help review our proposed acquisition and design our homes and communities.
We acquire land parcels pursuant to purchase agreements that are often structured as option contracts.  We utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land, typically at pre-determined prices.  The term within which we can exercise our option varies by transaction and our acquisition is often contingent upon the completion of entitlement or other work with regard to the land (such as “backbone” improvements, which include the installation of main roads or sewer mains).  Depending upon the transaction, we may be required to purchase all of the land involved at one time or we may have a right to acquire identified groups of lots over a specified timetable.  In some transactions, a portion of the consideration that we pay for the land may be in the form of a share of the profits of a project after we receive an agreed upon level of profits from the project.  In limited instances, such as when we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land from us under circumstances when we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control), or when we seek to sell the land directly to a third party or indirectly through a change in control of our company.  Repurchase rights typically allow the seller to repurchase the land at the price that we paid the seller to acquire the land plus the cost of improvements that we have made to the land and less some specified discount. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots.
Our Community Development, Construction and Sales and Marketing Process
Community Development
In California, we typically develop community phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold.  We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors.  We also will attempt to delay much of the customization of a home until a qualified homebuyer has been approved, so as to enable the homebuyer to tailor the home to that homebuyer’s specifications; however, we will complete the build out of any unsold homes in a particular phase when deemed appropriate for marketing purposes of such home.  In our other regions, we typically develop communities on a lot by lot basis driven by sales demand.
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
As of December 31, 2019, we owned 487 model homes that were either completed or under construction.  Generally, we build model homes at each project and have them professionally decorated to display design features.  We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type.  Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers.  Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities.  In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers.  At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers.  However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances.  Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results.  The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 15% and 18% for the years ended December 31, 2019 and 2018, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates.  Our inventory of completed and unsold production homes was 343 and 417 homes as of December 31, 2019 and 2018, respectively.
Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options.  Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.  Our financial services operation (“TRI Pointe Solutions”) is comprised of mortgage financing operations (“TRI Pointe Connect”), which was formed as a joint venture with an established mortgage lender, our title and escrow services operations (“TRI Pointe Assurance”), and our property and casualty insurance agency operations (“TRI Pointe Advantage”).  While our homebuyers may obtain financing from any mortgage provider of their choice, TRI Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generate additional fee income for us.  TRI Pointe Assurance provides title examinations for our homebuyers in Austin and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Dallas–Fort Worth, Houston, Maryland, Nevada and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. TRI Pointe Advantage is a wholly owned subsidiary of TRI Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate.
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
There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors or design professionals.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home.  Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery.  The dollar value of backlog was approximately $1.1 billion and $897.3 million as of December 31, 2019 and 2018, respectively. We expect all of our backlog at December 31, 2019 to be converted to deliveries and revenues during 2020, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States.  Most are standard items carried by major suppliers.  However, a rapid increase in the number of homes started, governmental trade and other policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials.  Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction.  We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy

We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  As of December 31, 2019, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2019, we had $567.4 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $329.0 million in cash and cash equivalents. As of December 31, 2019, we had $1.0 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate-level debt, property-level debt and mortgage financing and other public, private or bank debt.
Segments
The Company’s operations are organized in two principal businesses:  homebuilding and financial services.
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
For financial information about our segments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, Segment Information, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Employees
As of December 31, 2019, we had 1,386 employees, 586 of whom were executive, management and administrative personnel, 335 of whom were sales and marketing personnel and 465 of whom were involved in field construction.  Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements.  We believe that our relations with our employees and subcontractors are good.

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

•
enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, labor, employment, zoning, privacy and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990;

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
Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly for us to do so or force us increase our selling incentives in order to sell homes. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
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
Our homebuyers may obtain mortgage financing for their home purchases from any lender of their choice. However, we can provide no assurance as to third-party lenders’, including our joint venture partner in TRI Pointe Connect, ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such lenders’ inability or unwillingness may result in mortgage loan funding issues that delay deliveries of our homes or cause cancellations, which could in the aggregate have a material and adverse effect on our Financial Performance. In addition, if such third-party lenders mishandle our homebuyers’ personal financial information, including due to a data security breach of their systems, the negative impacts on our homebuyers, or negative publicity arising from any such incidents, could create, among other things, associated exposure to us with respect to claims for damages, regulatory penalties or reputational harm, and such exposure could be material and adverse to our Financial Performance.
Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in TRI Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2020, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate to 1.50 to 1.75 percent. We are unable to predict if, or when, the FOMC will announce changes to the target range or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our Financial Performance.
In addition, the uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves, higher mortgage insurance premiums and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our Financial Performance. Further, there is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers’ effective costs of the homes we sell, and therefore could reduce demand for our homes and have a material adverse effect on our Financial Performance.
Tax law changes that increase the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our Financial Performance.
Significant expenses associated with owning a home, including mortgage interest expenses and real estate taxes, were generally deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to limitations. Changes in federal or state income tax laws that eliminate or substantially limit these income tax deductions, could increase the after-tax costs of owning a new home for many of our potential homebuyers. The “Tax Cuts and Jobs Act”, which was enacted in December 2017, imposes significant limitations with respect to these income tax deductions. For example, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). These changes could adversely impact demand for and sales prices of homes, including ours, which could adversely affect our Financial Performance.
We face numerous risks associated with controlling, purchasing, holding and developing land.
We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. Risks inherent in controlling, purchasing, holding and developing land parcels for new home construction are substantial and increase when demand for new homes decreases. Moreover, the market value of our land and home inventories depends on market conditions and may decline after purchase, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. As such, we may have bought and developed, or acquired options on, land at a cost that we will not be able to recover fully or on which we cannot build and sell homes profitably. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate such agreements.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2019, 2018 and 2017, we recorded real estate inventory impairment charges of $10.1 million, $0 and $854,000, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
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
In addition to directly damaging our land or projects, earthquakes, hurricanes, tornadoes, volcanoes, floods, wildfires or other natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby materially and adversely affecting our ability to market homes or sell land in those areas and possibly increasing the cost to complete construction of our homes. The housing markets in areas affected by California’s recent wildfires have been adversely affected by difficulties in obtaining homeowners’ insurance and increased insurance costs.
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
The residential construction industry experiences serious shortages of skilled labor from time to time. When homebuilding activity declines, skilled tradesmen may choose to leave the real estate industry to take jobs in other industries, which would result in shortages in the event that homebuilding activity later increases. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.

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
Certain of the markets in which we operate, including California, have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. For example, certain areas of California have experienced temporary disruptions of electrical power in response to wildfire conditions. Reduced water supplies as a result of drought conditions may negatively affect electric power generation. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis if such utility shortages, restrictions, moratoriums and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for housing in those markets. Our Financial Performance may be materially and adversely impacted if further utility shortages, restrictions, moratoriums or rate increases occur in our markets.
Some of our markets have been and may continue to be adversely affected by declining oil prices.
Energy is an important employment sector in our Colorado and Houston markets. Significant declines in oil prices, such as those that occurred in 2014 and 2015, could adversely affect economic conditions in these markets. As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.
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
Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our Financial Performance. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our Financial Performance to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate-related regulations.
As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our Financial Performance. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California enacted the Global Warming Solutions Act of 2006 to achieve the goal of reducing greenhouse gas emissions to 1990 levels by 2020. As a result, California has adopted and is expected to continue to adopt significant regulations and additional legislation to achieve reductions in greenhouse gas emissions, including legislation adopted in 2016 that reduces California’s emissions target by an additional 40 percent by 2030.
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
Negative publicity or poor relations with our homebuyers could negatively impact our sales and reputation.
Unfavorable media or investor and analyst reports related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business. Additionally, our ability to maintain and expand our brands depends on our capacity to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or other digital platforms, could materially and adversely affect our Financial Performance, as potential customers might avoid or protest one or more of our brands that receives bad press or negative reviews.
In addition, our homebuyers in communities developed by us sometimes rely on us to resolve issues or disputes that may arise in connection with the operation or development of such communities. Efforts that we make to resolve these issues or disputes could be deemed unsatisfactory by the affected homebuyers, and subsequent actions by these homebuyers could materially and adversely affect our sales and reputation. In addition, we could be required to make significant expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could materially and adversely affect our Financial Performance.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 15% and 18% for each of the years ended December 31, 2019 and 2018, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
Homebuilding is subject to products liability, home warranty and construction defect claims and other litigation in the ordinary course of business that can be significant and may not be covered by insurance.
As a homebuilder, we are currently subject to products liability, home warranty, and construction defect claims arising in the ordinary course of business, in addition to other potentially significant lawsuits, arbitration proceedings and other claims, including breach of contract claims, contractual disputes, claims pursuant to consumer privacy or protection laws, personal injury claims and disputes relating to defective title or property misdescription. In connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014, we also assumed responsibility for a substantial amount of WRECO’s pending and potential lawsuits, arbitration proceedings and other claims, as well as any future claims relating to WRECO.  Furthermore, since WRECO self-insured a significant portion of its general liability exposure relating to its operations outside of California and Nevada prior to the merger, it is likely that most of these claims will not be covered by insurance.
There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain indemnities from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and enroll a majority of these contractors and subcontractors in our Owner Controlled Insurance Program (“OCIP”), which provides general liability coverage for these types of claims, subject to self-insured retentions.
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
In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult, or impossible, to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies. This is particularly true in our markets where we include our subcontractors on our OCIP and our ability to seek indemnity for insured claims is significantly limited, and it may be difficult for us to collect self-insured retention contributions from these subcontractors. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.
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
At December 31, 2019, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, Texas, Virginia and Washington.  Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:

•	severe weather;

•	natural disasters (such as earthquakes, hurricanes, floods or fires);

•	shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;

•	changes to the population growth rates and, therefore, the demand for homes in these regions;

•	changes in foreign buyer demand; and

•	changes in the regulatory and fiscal environment.

For the years ended December 31, 2019 and 2018, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.
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
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, or outbreaks of contagious diseases, such as the Coronavirus, may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.
Laws and regulations governing the residential mortgage, title insurance, and property and casualty insurance industries could materially and adversely affect our Financial Performance.
We have established a joint venture to provide mortgage related services to homebuyers, along with a wholly owned title agency and a wholly owned property and casualty insurance agency.  The residential mortgage lending, title insurance and property and casualty insurance industries are heavily regulated.  Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs.  A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief.  In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations.  Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business.  Any of these outcomes could materially and adversely affect our Financial Performance.
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

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records. Many of these resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be materially and adversely impaired if our or our service providers’ computer resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third-party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), loss of portable devices, or lost connectivity to our networked resources.
Cyber threats are ongoing, rapidly evolving and becoming increasingly sophisticated. As the breadth and complexity of the technologies we use continue to grow, the risk of security breaches and cyber attacks also increases. Criminals, nation state actors and activist hackers (collectively, “malicious persons”) may target our information technology and computer resources and those of our service providers. If malicious persons should succeed in circumventing our, or a service provider’s, cyber security measures, they may deploy viruses, worms, ransomware and other malicious software programs; misappropriate, alter or destroy our confidential information or that of third parties; create system disruptions; or cause shutdowns. Our policies, procedures and technical safeguards may be insufficient to prevent or detect timely an attack, assess its impact, or appropriately and timely respond. Further, our existing insurance coverage may be insufficient to protect us against such risks and we may be unable to recover in whole or in part from our service providers or other responsible parties or their insurers in the event of a breach or attack. A successful attack could have a material and adverse effect on our Financial Performance.
A significant and extended disruption in the functioning of our technology resources for any reason could damage our reputation; cause us to lose homebuyers, sales and revenue; result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners); disrupt our ability to record, process, summarize and report information required to be disclosed in SEC filings such that our disclosure controls and procedures may be ineffective; and require us to incur significant expense to address and resolve these kinds of issues. The release of proprietary, personal or confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators. The outcome of any such proceeding, which could include penalties or fines, could materially and adversely affect our Financial Performance. In addition, the costs of maintaining adequate protection against such threats to our technology resources, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our Financial Performance.
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
Increases in tariffs and retaliatory responses may cause increases in the prices of some of the construction materials that we use and may negatively affect the national and local economies.
The prices that we pay for home construction materials and their availability are affected by changes in United States government trade policies and the responses of other countries to those changes. In the last two years, the federal government has taken tariff actions with respect to appliances, flooring, countertops, solar panels/modules, steel and aluminum and finished manufactured building materials, raising our costs for some of these items. Other countries and the European Union have responded to these actions with retaliatory measures. Although we attempt to pass on cost increases to homebuyers through increased prices, we are generally unable to do so after we have entered into a contract to sell a home or when weak housing market conditions exist. Continued or escalating trading conflicts could further increase our home construction costs, disrupt or cause shortages in our supply chains, or negatively affect the U.S. or state economies. As a result, our Financial Performance could be materially and adversely affected.

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
We may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements. To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may need to refinance all or a portion of our debt on or before its maturity, or obtain additional equity or debt financing sooner than anticipated, which could materially and adversely affect our liquidity and financial condition if financing cannot be secured on reasonable terms. As a result, we may have to delay or abandon some or all of our development and expansion plans or otherwise forgo market opportunities.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.0 billion outstanding, net of debt issuance costs, as of December 31, 2019. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer and Mitchell. The initial term of these agreements will expire on March 20, 2022 and automatically renews for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
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
Our employment agreements with Messrs. Bauer and Mitchell each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could materially and adversely affect the market price of our common stock.
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
On February 13, 2020, our board of directors approved a share repurchase program (the “2020 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act.  We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time.  Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
Repurchases pursuant to the 2020 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program.  Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.  Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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

Issuer Purchases of Equity Securities
On February 21, 2019, our board of directors approved a share repurchase program (the “2019 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. On December 16, 2019, we announced that our board of directors had authorized the repurchase of up to an additional $50 million through March 31, 2020, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2019 Repurchase Program to $150 million from $100 million.
During the three months ended December 31, 2019, we repurchased the following shares under the 2019 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2019 to October 31, 2019	—	$—	—	$58,265,017
November 1, 2019 to November 30, 2019	1,723,702	$15.25	1,723,702	$31,986,649
December 1, 2019 to December 31, 2019	1,376,500	$15.41	1,376,500	$60,777,398
Total	3,100,202	$15.32	3,100,202
During the year ended December 31, 2019, we repurchased 6,135,622 shares of common stock at an average price of $14.54 for an aggregate dollar amount of $89.2 million. We repurchased 10,392,609 shares of common stock at an average price of $14.05 for an aggregate dollar amount of $146.1 million during the year ended December 31, 2018.
On February 13, 2020, our board of directors discontinued and cancelled the 2019 Repurchase Program and approved the 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. Through the date of the filing of this annual report on Form 10-K, no shares of common stock have been repurchased under the 2020 Repurchase Program.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

Comparison of Cumulative Total Return
Among TRI Pointe Group, Inc., the S&P 500 Index, and the Dow Jones U.S. Home Construction Index
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
TRI Pointe Group, Inc.
S&P 500 Index
Dow Jones U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2019 was $15.58 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 6, 2020, we had 80 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$3,069,375	$3,244,087	$2,732,299	$2,329,336	$2,291,264
Land and lot sales revenue	7,176	8,758	74,269	72,272	101,284
Other operations revenue	2,470	8,164	2,333	2,314	7,601
Total revenues	3,079,021	3,261,009	2,808,901	2,403,922	2,400,149
Cost of home sales	2,462,708	2,536,899	2,173,251	1,836,327	1,808,776
Cost of land and lot sales	7,711	25,435	14,888	17,367	35,089
Other operations expense	2,434	3,174	2,298	2,247	4,360
Sales and marketing	195,148	187,267	137,066	127,903	116,217
General and administrative	157,161	155,030	137,764	124,119	120,825
Homebuilding income from operations	253,859	353,204	343,634	295,959	314,882
Equity in (loss) income of unconsolidated entities	(52)	(393)	(11,433)	179	1,460
Other income (loss), net	6,857	(419)	151	312	858
Homebuilding income before income taxes	260,664	352,392	332,352	296,450	317,200
Financial Services:
Revenues	3,994	1,738	1,371	1,220	1,010
Expenses	2,887	582	331	253	181
Equity in income of unconsolidated entities	9,316	8,517	6,426	4,810	1,231
Financial services income before income taxes	10,423	9,673	7,466	5,777	2,060
Income before income taxes	271,087	362,065	339,818	302,227	319,260
Provision for income taxes	(63,900)	(90,552)	(152,267)	(106,094)	(112,079)
Net income	207,187	271,513	187,551	196,133	207,181
Net income attributable to noncontrolling interests	—	(1,602)	(360)	(962)	(1,720)
Net income available to common stockholders	$207,187	$269,911	$187,191	$195,171	$205,461

Earnings per share
Basic	$1.47	$1.82	$1.21	$1.21	$1.27
Diluted	$1.47	$1.81	$1.21	$1.21	$1.27

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	5,338	4,686	5,075	4,248	4,181
New homes delivered	4,921	5,071	4,697	4,211	4,057
Average sales price of homes delivered	$624	$640	$582	$553	$565
Cancellation rate	15%	18%	15%	15%	16%
Average selling communities	145.7	130.1	127.5	118.3	115.9
Selling communities at end of period	137	146	130	124	104
Backlog at end of period, number of homes	1,752	1,335	1,571	1,193	1,156
Backlog at end of period, aggregate sales value	$1,136,163	$897,343	$1,032,776	$661,146	$697,334

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$329,011	$277,696	$282,914	$208,657	$214,485
Real estate inventories	$3,065,436	$3,216,059	$3,105,553	$2,910,627	$2,519,273
Total assets	$3,858,690	$3,884,203	$3,805,381	$3,564,640	$3,138,071
Total debt, net	$1,283,985	$1,410,804	$1,471,302	$1,382,033	$1,170,505
Total liabilities	$1,672,148	$1,827,266	$1,875,054	$1,716,130	$1,451,608
Total equity	$2,186,542	$2,056,937	$1,930,327	$1,848,510	$1,686,463

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview and Outlook
The year ended December 31, 2019 was a year of recovery in our industry coming off the demand pullback we experienced in the second half of 2018, which was impacted by rising mortgage rates and affordability concerns in certain of our markets. In 2019, new home orders increased 14% compared to the prior-year period, and backlog units at year end increased 31% compared to 2018. These year-over-year increases are an indication of both the solid demand environment we experienced during 2019 and the weaker demand we experienced in the second half of 2018, which resulted in fewer backlog units and lower backlog dollar value going into 2019. Despite the increased demand and more favorable market conditions we experienced in 2019, these reduced levels of backlog impacted our revenues and net income in 2019, as demonstrated by a decrease in deliveries of 3% from the prior year, which contributed to a 5% decrease in home sales revenue. Homebuilding gross margins decreased 200 basis points to 19.8% as incentives, particularly in the first half of 2019, significantly increased due to the market softness in 2018.
We believe that the backdrop of housing remains favorable and we are optimistic about the long-term outlook for our industry and our company due to the strength of the U.S. economy, low unemployment rates, interest rate levels, healthy consumer confidence, growing household formations and low levels of supply. We believe we are well positioned to capitalize on this strong economic environment due, in large part, to our emphasis on core locations in proximity to employment centers, quality schools and vibrant neighborhoods, as well as our premium brand positioning, which allows us to differentiate our homes from our competitors through thoughtful design, innovation and customer experience.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Homebuilding:
Home sales revenue	$3,069,375	$3,244,087	$2,732,299
Land and lot sales revenue	7,176	8,758	74,269
Other operations revenue	2,470	8,164	2,333
Total revenues	3,079,021	3,261,009	2,808,901
Cost of home sales	2,462,708	2,536,899	2,173,251
Cost of land and lot sales	7,711	25,435	14,888
Other operations expense	2,434	3,174	2,298
Sales and marketing	195,148	187,267	137,066
General and administrative	157,161	155,030	137,764
Homebuilding income from operations	253,859	353,204	343,634
Equity loss of unconsolidated entities	(52)	(393)	(11,433)
Other income (expense), net	6,857	(419)	151
Homebuilding income before income taxes	260,664	352,392	332,352
Financial Services:
Revenues	3,994	1,738	1,371
Expenses	2,887	582	331
Equity in income of unconsolidated entities	9,316	8,517	6,426
Financial services income before income taxes	10,423	9,673	7,466
Income before income taxes	271,087	362,065	339,818
Provision for income taxes	(63,900)	(90,552)	(152,267)
Net income	207,187	271,513	187,551
Net income attributable to noncontrolling interests	—	(1,602)	(360)
Net income available to common stockholders	$207,187	$269,911	$187,191
Earnings per share
Basic	$1.47	$1.82	$1.21
Diluted	$1.47	$1.81	$1.21
Weighted average shares outstanding
Basic	140,851,444	148,183,431	154,134,411
Diluted	141,394,227	149,004,690	155,085,366

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2019			Year Ended December 31, 2018			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	709	13.8	4.3	472	12.0	3.3	50%	15%	30%
Pardee Homes	1,733	43.5	3.3	1,575	35.9	3.7	10%	21%	(11)%
Quadrant Homes	300	6.8	3.7	261	6.9	3.2	15%	(1)%	16%
Trendmaker Homes	914	37.1	2.1	601	29.1	1.7	52%	27%	24%
TRI Pointe Homes	1,174	30.0	3.3	1,311	32.1	3.4	(10)%	(7)%	(3)%
Winchester Homes	508	14.5	2.9	466	14.1	2.8	9%	3%	4%
Total	5,338	145.7	3.1	4,686	130.1	3.0	14%	12%	3%

Net new home orders for the year ended December 31, 2019 increased 14% to 5,338, compared to 4,686 for the prior year.  The increase in net new home orders was due to a 12% increase in average selling communities and a 3% increase in monthly absorption rates. Overall, the markets in which we operate demonstrated very strong demand throughout 2019 due to the strong market conditions and reduced mortgage interest rates, coming off the slowdown we experienced in the second half of 2018, which was impacted by rising mortgage interest rates and affordability concerns in certain markets.
Maracay reported a 50% increase in net new home orders driven by a 30% increase in monthly absorption rate and a 15% increase in average selling communities. The 4.3 monthly absorption rate was driven by strong demand for Maracay’s new community openings during the current-year period as well as continued strong market fundamentals in Arizona. Pardee Homes reported a 10% increase in net new home orders due to a 21% increase in average selling communities offset by an 11% decrease in monthly absorption rate. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and San Diego markets. Overall demand for the year was strong at Pardee Homes with a monthly absorption rate of 3.3 homes per community. Net new home orders increased by 15% at Quadrant Homes due to a 16% increase in monthly absorption rate. The increase in monthly absorption rate was due to consistently strong market conditions experienced in 2019 compared to 2018, where affordability concerns of the consumer resulted in slower demand in the back half of the year. Net new home orders increased by 52% at Trendmaker Homes due to a 27% increase in average selling communities and a 24% increase in monthly absorption rate. The increase in net new home orders and average selling communities was largely the result of our acquisition of a Dallas–Fort Worth-based homebuilder in the fourth quarter of 2018. For the year ended December 31, 2019, Trendmaker Homes reported 277 net new home orders from 13.0 average selling communities in Dallas–Fort Worth, compared to 15 net new home orders and 1.1 average selling communities in the prior year. The increase in monthly absorption rate was due to improved market conditions in both Austin and Houston during 2019. TRI Pointe Homes’ net new home orders decreased by 10% on a year over year basis due to a 7% decrease in average selling communities and a 3% decrease in monthly absorption rate. The decrease in monthly absorption rate was driven primarily by activity in our core Bay Area market, where we experienced stronger market conditions in the early half of 2018 as compared to 2019. Overall, demand remained strong in the markets in which TRI Pointe Homes operates, as evidenced by a monthly absorption rate of 3.3 homes per community per month at average selling prices above the company average. Winchester Homes experienced a 9% increase in net new home orders during the current-year period as a result of a 4% increase in monthly absorption rate and a 3% increase in average selling communities.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2019			As of December 31, 2018			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	330	$180,954	$548	151	$91,532	$606	119%	98%	(10)%
Pardee Homes	460	336,837	732	402	309,453	770	14%	9%	(5)%
Quadrant Homes	89	79,789	897	46	47,777	1,039	93%	67%	(14)%
Trendmaker Homes	345	169,946	493	313	159,483	510	10%	7%	(3)%
TRI Pointe Homes	329	234,189	712	318	217,767	685	3%	8%	4%
Winchester Homes	199	134,448	676	105	71,331	679	90%	88%	—%
Total	1,752	$1,136,163	$648	1,335	$897,343	$672	31%	27%	(4)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 15% and 18% for the years ended December 31, 2019 and 2018, respectively. The dollar value of backlog was approximately $1.1 billion as of December 31, 2019, an increase of $238.8 million, or 27%, compared to $897.3 million as of December 31, 2018.  This increase was due to an increase in backlog units of 417, or 31%, to 1,752 as of December 31, 2019, compared to 1,335 as of December 31, 2018, offset by a 4% decrease in the average sales price of homes in backlog to $648,000 as of December 31, 2019, compared to $672,000 as of December 31, 2018. The decrease in average sales price in backlog is due to a higher mix of backlog units in the entry level and move-up segments and a decrease in backlog units in the luxury segment as of December 31, 2019 compared to the prior year.

Maracay’s backlog dollar value increased 98% compared to the prior year as a result of a 119% increase in backlog units partly offset by a 10% decrease in average sales price. The increase in backlog units was primarily related to strong demand for Maracay’s new community openings during the current-year period as well as continued strong market fundamentals in Arizona. Maracay opened nine total communities in 2019 and experienced above average absorption rates at these newly opened communities. Pardee Homes’ backlog dollar value increased by 9% due to a 14% increase in backlog units offset by a 5% decrease in average sales price. Quadrant Homes’ backlog dollar value increased 67% as a result of a 93% increase in backlog units offset by a 14% decrease in average sales price. The increase in Quadrant Homes’ backlog units is related to a more robust demand environment in the fourth quarter of 2019 compared to 2018. The decrease in average sales price is related to a mix shift with fewer luxury homes in backlog as of December 31, 2019 compared to 2018. Trendmaker Homes’ backlog dollar value increased 7% due to a 10% increase in backlog units. The increase in backlog units is due to higher demand in 2019 as evidenced by Trendmaker Homes’ 24% increase in monthly absorption rate in 2019. TRI Pointe Homes’ backlog dollar value increased 8% due to at 4% increase in average sales price and a 3% increase in backlog units. Winchester Homes’ backlog dollar value increased 88% due to a 90% increase in backlog units. The increase in backlog units was due to stronger market conditions in the second half of 2019 compared to the slowdown experienced during the second half of 2018.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2019			Year Ended December 31, 2018			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	530	$272,723	$515	538	$263,321	$489	(1)%	4%	5%
Pardee Homes	1,675	1,101,580	658	1,582	999,710	632	6%	10%	4%
Quadrant Homes	257	239,704	933	359	305,213	850	(28)%	(21)%	10%
Trendmaker Homes	882	406,471	461	610	306,311	502	45%	33%	(8)%
TRI Pointe Homes	1,163	796,959	685	1,470	1,073,592	730	(21)%	(26)%	(6)%
Winchester Homes	414	251,938	609	512	295,940	578	(19)%	(15)%	5%
Total	4,921	$3,069,375	$624	5,071	$3,244,087	$640	(3)%	(5)%	(3)%

Home sales revenue decreased $174.7 million, or 5%, to $3.1 billion for the year ended December 31, 2019. The decrease was comprised of: (i) $96.0 million related to a 3% decrease in homes delivered to 4,921 for the year ended December 31, 2019 compared to 5,071 in the prior year, and (ii) $78.8 million due to a 3% decrease in the average sales price of homes delivered to $624,000 for the year ended December 31, 2019 from $640,000 in the prior year.

Maracay reported a 4% increase in home sales revenue due to a 5% increase in average sales price offset by a 1% decrease in new homes delivered. The increase in average sales price was due to product mix, while the decrease in new homes delivered was primarily the result of the low backlog balance leading into 2019 compared to the backlog balance leading into 2018. Pardee Homes increased home sales revenue by 10% due to a 6% increase in new homes delivered and a 4% increase in average sales price. The increase in new homes delivered was due to an increase in selling communities while the increase in average sales price was due to product mix. Quadrant Homes reported a 21% decrease in home sales revenue due to a 28% decrease in new homes delivered, offset by a 10% increase in average sales price. The decrease in new homes delivered was largely due to the slowdown in demand experienced during the end of 2018, which negatively impacted our backlog leading into 2019. The increase in average sales price was the result of delivering more luxury units in core Puget Sound markets, which tend to have higher price points. Home sales revenue increased 33% at Trendmaker Homes due to a 45% increase in new homes delivered. The increase in new homes delivered was a result of the higher backlog to start the year and the 52% order growth during the year. Due to the timing of our acquisition of a Dallas–Fort Worth-based homebuilder in mid-December 2018, the acquisition did not materially impact prior year results, while we received the benefit of a full year of activity in 2019. TRI Pointe Homes reported a 26% decrease in home sales revenue as a result of a 21% decrease in new homes delivered and a 6% decrease in average sales price. The decrease in new homes delivered was driven by a lesser number of backlog units to start 2019 as compared to the prior-year period, and the decrease in average sales price was related to product mix. Home sales revenue decreased at Winchester Homes by 15% largely due to a 19% decrease in new homes delivered as a result of lower backlog units to start the year compared to the prior-year period and a 5% increase in average sales price due to product mix.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2019	%	2018	%
Home sales revenue	$3,069,375	100.0%	$3,244,087	100.0%
Cost of home sales	2,462,708	80.2%	2,536,899	78.2%
Homebuilding gross margin	606,667	19.8%	707,188	21.8%
Add: interest in cost of home sales	81,567	2.7%	83,161	2.6%
Add: impairments and lot option abandonments	24,875	0.8%	5,010	0.2%
Adjusted homebuilding gross margin(1)	$713,109	23.2%	$795,359	24.5%
Homebuilding gross margin percentage	19.8%		21.8%
Adjusted homebuilding gross margin percentage(1)	23.2%		24.5%
______________________________________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 19.8% for the year ended December 31, 2019, as compared to 21.8% for the year ended December 31, 2018. The decrease in gross margin percentage was primarily due to the mix of deliveries and increased incentives offered in the back half of 2018 and into the first half of 2019, which we offered due to slower market conditions experienced during that period. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.2% for the year ended December 31, 2019 compared to 24.5% for the prior-year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2019	%	2018	%
Land and lot sales revenue	$7,176	100.0%	$8,758	100.0%
Cost of land and lot sales	7,711	107.5%	25,435	290.4%
Land and lot gross margin	$(535)	(7.5)%	$(16,677)	(190.4)%
Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis. Additionally, we expect land and lot sales revenue to vary significantly between reporting periods based on our business decisions to maintain or decrease our land ownership in various markets. Our land and lot sale decisions will be based on a variety of factors, including, without limitation, prevailing market conditions. Our land and lot negative gross margin percentage for the year ended December 31, 2018 was impacted by a $17.5 million payment in connection with the settlement of a previously disclosed lawsuit related to the April 1989 sale by Pardee Homes of real property located in Carmel Valley, California to Scripps Health.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
Sales and marketing	$195,148	$187,267	6.4%	5.8%
General and administrative (G&A)	157,161	155,030	5.1%	4.8%
Total sales and marketing and G&A	$352,309	$342,297	11.5%	10.6%

Sales and marketing expense as a percentage of home sales revenue increased to 6.4% for the year ended December 31, 2019 from 5.8% for the year ended December 31, 2018. The increase was due primarily to advertising costs impacted by the timing of future community openings, as well as an increase in broker commissions. In addition, the 5% decrease in home sales revenue resulted in lower utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense increased to $195.1 million for the year ended December 31, 2019 compared to $187.3 million in the prior-year period.
General and administrative expense as a percentage of home sales revenue increased to 5.1% for the year ended December 31, 2019 from 4.8% in the prior year. The increase was primarily the result of less operating leverage as a result of the 5% decrease in homes sales revenue during the year. General and administrative expense increased by $2.1 million to $157.2 million for the year ended December 31, 2019 from $155.0 million for the year ended December 31, 2018.  The increase in general and administrative expenses is primarily related to incremental costs associated with the additional headcount to support future growth in our newer markets of Sacramento, California; Dallas–Fort Worth, Texas; and our newest division in the Carolinas.
Total sales and marketing and G&A (“SG&A”) expense increased $10.0 million, or 3%, to $352.3 million for the year ended December 31, 2019 from $342.3 million in the prior-year period. SG&A increased to 11.5% of home sales revenue for the year ended December 31, 2019 from 10.6% for the year ended December 31, 2018.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $89.7 million and $91.6 million for the years ended December 31, 2019 and 2018, respectively. All interest incurred in both periods was capitalized.
Other Income (Expense), Net
Other income (expense), net for the years ended December 31, 2019 and 2018 was income of $6.9 million and expense of $419,000, respectively. During the year ended December 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser Company (“Weyerhaeuser”), pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the year ended December 31, 2019, we recorded other income of $6.0 million related to the reduction of our income tax liability to Weyerhaeuser.
Income Tax
For the year ended December 31, 2019, we have recorded a tax provision of $63.9 million based on an effective tax rate of 23.6%. For the year ended December 31, 2018, we recorded a tax provision of $90.6 million based on an effective tax rate of 25.0%. The decrease in our 2019 income tax rate was due to the energy tax credit that was approved by Congress in December 2019.
Financial Services Segment
Income from our financial services operations increased to $10.4 million for the year ended December 31, 2019 compared to income of $9.7 million in the prior year.  The increase in financial services income for the year ended December 31, 2019 compared to the prior year relates primarily to the growth of our mortgage financing operations as we continue to grow our capture rate.  Our title and insurance services both experienced strong growth in revenue for the year ended December 31, 2019, offset by a similar increase in costs as we continue to expand the scope of these operations.

Lots Owned or Controlled by Segment
Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The table below summarizes our lots owned or controlled by segment as of the dates presented:

			Increase
	December 31,		(Decrease)
	2019	2018	Amount	%
Lots Owned
Maracay	2,099	2,346	(247)	(11)%
Pardee Homes	13,126	13,700	(574)	(4)%
Quadrant Homes	977	883	94	11%
Trendmaker Homes	2,852	1,661	1,191	72%
TRI Pointe Homes	2,771	3,150	(379)	(12)%
Winchester Homes	1,020	1,317	(297)	(23)%
Total	22,845	23,057	(212)	(1)%
Lots Controlled(1)
Maracay	1,631	962	669	70%
Pardee Homes	141	676	(535)	(79)%
Quadrant Homes	126	861	(735)	(85)%
Trendmaker Homes	1,182	831	351	42%
TRI Pointe Homes	3,399	945	2,454	260%
Winchester Homes	705	408	297	73%
Total	7,184	4,683	2,501	53%
Total Lots Owned or Controlled(1)	30,029	27,740	2,289	8%
______________________________________________

(1)
As of December 31, 2019 and 2018, lots controlled included lots that were under land option contracts or purchase contracts.  As of December 31, 2019, lots controlled for Trendmaker Homes includes 135 lots, which represent our expected share of lots owned by an unconsolidated land development joint venture that was formed during the year ended December 31, 2019.

Total lots owned or controlled as of December 31, 2019 increased 8% from the prior year, driven primarily by the increase in lots controlled in our newer TRI Pointe Homes divisions in Sacramento, California and the Carolinas.

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

Net new home orders for the year ended December 31, 2018 decreased 8% to 4,686, compared to 5,075 for the year ended December 31, 2017.  The decrease in net new home orders was due to an overall 9% decrease in monthly absorption rates slightly offset by a 2% increase in average selling communities. Overall, the markets in which we operate demonstrated very strong demand through the first half of the year with a slower monthly absorption pace throughout the second half of the year. The decline in monthly absorption rates in the second half of the year was due to reduced overall demand resulting from rising mortgage interest rates and affordability concerns in certain markets, most notably in Northern California communities at our TRI Pointe Homes brand and in the Seattle area communities at our Quadrant Homes brand.
Maracay reported a 21% decrease in net new home orders driven by an 19% decrease in average selling communities and a 3% decrease in monthly absorption rate. The 3.3 monthly absorption rate was the result of strong market fundamentals in our Arizona markets and successful new product offerings during 2018. The decrease in average selling communities was due to the timing of community openings and closings compared to 2017. Pardee Homes reported flat new home orders due to a combination of a 16% decrease in monthly absorption rate offset by a 20% increase in average selling communities. The increase in average selling communities was a result of increased community growth in the Los Angeles, Inland Empire and Las Vegas markets. Monthly absorption rates decreased 16% due to rising mortgage interest rates and affordability concerns during the year. Net new home orders decreased by 34% at Quadrant Homes largely due to the 27% decrease in monthly absorption rate. Our Quadrant Homes brand and the general Seattle market have seen significant pricing power over the past few years which led to affordability concerns by the consumer in the second half of 2018 that impacted our monthly absorption rate. Trendmaker Homes increased net new home orders by 16% due to a 21% increase in monthly absorption rate, partly offset by a 4% decrease in average selling communities. We experienced demand improvements in both Austin and Houston during 2018 which favorably impacted our monthly absorption rate. The acquisition of a Dallas based homebuilder in mid-December did not materially impact 2018 results for Trendmaker Homes. TRI Pointe Homes’ net new home orders decreased by 12% on a year over year basis due to a 13% decrease in monthly absorption rate. Demand remained strong in the markets in which TRI Pointe Homes operates, as evidenced by a monthly absorption rate of 3.4 homes per community per month at average selling prices above the company average. Despite the overall high demand, market conditions in California slowed down in the second half of the year after a very strong first half due to similar concerns over rising mortgage interest rates and affordability. Winchester Homes experienced a 6% decrease in net new home orders as a result of a 13% decrease in monthly absorption rate due to slower demand, slightly offset by a 9% increase in average selling communities.

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
Maracay's backlog dollar value decreased 14% compared to the year ended December 31, 2017 as a result of a 30% decrease in backlog units partly offset by a 24% increase in average sales price. The decrease in backlog units was primarily related to the 21% decrease in net new home orders, while the increase in average sales price was due to a product mix shift that included a greater proportion of move-up and luxury product compared to 2017. Pardee Homes' backlog dollar value increased slightly by 3% due to a 5% increase in average sales price, offset by a 2% decrease in backlog units. Quadrant Homes’ backlog dollar value decreased 56% as a result of a 68% decrease in backlog units offset by a 39% increase in average sales price. The decrease in backlog units was related to the 34% decrease in net new home orders. The increase in average sales price related to a higher mix of move up and luxury homes from core Seattle markets of King and Snohomish counties which have higher price points. Trendmaker Homes' backlog dollar value increased 70% due to an 81% increase in backlog units. The increase in backlog units was due to the acquisition of a Dallas homebuilder in the fourth quarter of 2018 that had 135 homes in backlog as of December 31, 2018, in addition to the 16% increase in net new home orders resulting from an increase in buyer demand in both Houston and Austin. TRI Pointe Homes’ backlog dollar value decreased 34% due to a 33% decrease in backlog units. The decrease in backlog units was primarily due to the slower market conditions experienced in California during the second half of 2018 resulting in a 12% decrease in net new home orders. Winchester Homes’ backlog dollar value decreased 24% due to a 30% decrease in backlog units. The decrease in backlog units was due to the timing of deliveries compared to 2017 along with the 6% decrease in net new home orders in 2018.
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

Home sales revenue increased $511.8 million, or 19% to $3.2 billion for the year ended December 31, 2018. The increase was comprised of: (i) $294.2 million due to a 10% increase in the average sales price of homes delivered to $640,000 for the year ended December 31, 2018 from $582,000 in 2017, and (ii) $217.6 million related to an 8% increase in homes delivered to 5,071 for the year ended December 31, 2018 compared to 4,697 in 2017.

Maracay reported an 11% decrease in home sales revenue due to a 14% decrease in new homes delivered, slightly offset by a 3% increase in average sales price. The decrease in new homes delivered was a result of the 21% decrease in net new home orders in 2018 due to lower average communities compared to 2017. Pardee Homes increased home sales revenue by 32% due to a 19% increase in average sales price and an 11% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher priced long-dated California assets. In addition, our average sales price increased 20% in Las Vegas due to a higher mix of move up and luxury deliveries in 2018. Quadrant Homes increased home sales revenue by 24% driven primarily by an increase in average sales price. The 22% increase in average sales price was the result of delivering more luxury units in the core Seattle markets of King and Snohomish counties which have higher price points. Home sales revenue increased 23% at Trendmaker Homes due to a 21% increase in new homes delivered. The increase in new homes delivered was a result of the higher backlog to start the year and a 16% order growth during the year. Due to the timing of our acquisition of a Dallas based homebuilder in mid-December, the acquisition did not materially impact 2018 results. TRI Pointe Homes reported a 16% increase in home sales revenue as a result of a 12% increase in new homes delivered and a 3% increase in average sales price. The increase in new homes delivered was driven by a larger opening balance of backlog entering 2018 compared to 2017. Home sales revenue increased at Winchester Homes by 15% largely due to a 10% increase in new homes delivered as a result of a greater number of backlog units to start the year compared to 2017 and a 5% increase in average sales price due to product mix.

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
Our homebuilding gross margin percentage increased to 21.8% for the year ended December 31, 2018, as compared to 20.5% for the year ended December 31, 2017. The increase in gross margin percentage was due to the mix of deliveries, with a greater proportion of deliveries from our long-dated California communities, which produce gross margins above the Company average. In addition, gross margin percentage increased due to the accounting changes resulting from the adoption of ASC 606 on January 1, 2018. For further details on ASC 606, see Note 1, Organization and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.5% for the year ended December 31, 2018 compared to 22.9% for the year ended December 31, 2017.
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
Our land and lot negative gross margin percentage for the year ended December 31, 2018 was impacted by a $17.5 million payment in connection with the settlement of a previously disclosed lawsuit related to the April 1989 sale by Pardee Homes of real property located in Carmel Valley, California to Scripps Health. During the year ended December 31, 2017, Pardee Homes sold a parcel consisting of 69 homebuilding lots, located in the Pacific Highlands Ranch community in San Diego, California, representing $66.8 million in land and lot sales revenue and $56.1 million in land and lot gross margin. This sale resulted in significant gross margin due to the low land basis of the Pacific Highlands Ranch community, which was acquired in 1981.
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
Income Tax
For the year ended December 31, 2018, we have recorded a tax provision of $90.6 million based on an effective tax rate of 25.0%. For the year ended December 31, 2017, we recorded a tax provision of $152.3 million based on an effective tax rate of 44.8%. The decrease in the 2018 income tax rate was due to the lower Federal tax rate resulting from the Tax Cuts and Jobs Act that was signed into law in December 2017. In addition to the lower rate resulting from this legislation, we recorded a prior year charge of $22.0 million as a result of the re-measurement of our deferred tax assets.
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
Homebuilding Equity Loss of Unconsolidated Entities
Total homebuilding equity loss from unconsolidated entities was $393,000 for the year ended December 31, 2018 compared to $11.4 million for the year ended December 31, 2017. The change in loss for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by a $13.2 million impairment charge during the fourth quarter of 2017 related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. This impairment charge in 2017 is included in equity loss income of unconsolidated entities under our homebuilding operations on the consolidated statements of operations.

 Lots Owned or Controlled by Segment
Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The table below summarizes our lots owned or controlled by segment as of the dates presented:

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
_________________________________________________

(1)	As of December 31, 2018 and 2017, lots controlled included lots that were under land option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2019 were operating expenses, share repurchases, debt repayments, land purchases, land development and home construction. We used funds generated by our operations and available borrowings under the Credit Facility to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2019, we had $329.0 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2019, we were in compliance with the covenants required by our Senior Notes.
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
We had no outstanding debt under the Revolving Facility as of December 31, 2019 and 2018. As of December 31, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 3.29%. As of December 31, 2019 and 2018, there was $4.3 million and $2.4 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets.  Accrued interest, including loan commitment fees, related to the Credit Facility was $1.2 million and $402,000 as of December 31, 2019 and December 31, 2018, respectively.
At December 31, 2019 and 2018, we had outstanding letters of credit of $32.6 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2019	2019
Consolidated Tangible Net Worth, as defined	$2,026,637	$1,453,594
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	32.6%	≤55%
(Not to exceed 55%)
Interest Coverage Test	4.7	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2019, we were in compliance with all of the above financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Loans payable	$250,000	$—
Senior notes	1,033,985	1,410,804
Total debt	1,283,985	1,410,804
Stockholders’ equity	2,186,530	2,056,924
Total capital	$3,470,515	$3,467,728
Ratio of debt-to-capital(1)	37.0%	40.7%
Total debt	$1,283,985	$1,410,804
Less: Cash and cash equivalents	(329,011)	(277,696)
Net debt	954,974	1,133,108
Stockholders’ equity	2,186,530	2,056,924
Net capital	$3,141,504	$3,190,032
Ratio of net debt-to-net capital(2)	30.4%	35.5%
______________________________________________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.

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

Cash Flows—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The comparison of cash flows for the years ended December 31, 2019 and 2018 is as follows:

•
Net cash provided by operating activities increased by $5.3 million to $316.0 million in 2019 from cash provided of $310.7 million in 2018. The change was primarily composed of a decrease in cash outflow related to real estate inventories of $212.0 million in 2019 as we decreased our land acquisition and development spending.  The remaining offsetting activity included (i) a decrease in net income to $207.2 million in 2019 compared to $271.5 million in 2018, (iii) a decrease in accounts receivables of $92.2 million due to the timing of escrow closings and (ii) other offsetting activity including changes in other assets, accrued expenses and other liabilities and deferred income taxes.

•
Net cash used in investing activities was $37.3 million in 2019 compared to $95.4 million in 2018. The higher cash used in 2018 was due primarily to our acquisition of a Dallas based homebuilder. Cash used in investments in unconsolidated entities increased by $4.7 million and was due primarily to the investment in a joint venture in our Trendmaker division in the fourth quarter of 2019.

•
Net cash used in financing activities increased to $227.4 million in 2019 from cash used of $220.5 million in 2018. The change was primarily a result of net debt repayments in 2019 of $131.9 million compared to $68.1 million in 2018. This increase was offset by a decrease in cash used for share repurchases of $56.8 million to $89.2 million in 2019 compared to $146.1 million in 2018.

As of December 31, 2019, our cash and cash equivalents balance was $329.0 million.

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
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2019, we had $74.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $799.3 million (net of deposits).
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

As of December 31, 2019, we had $567.4 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2019, including estimated cash payments due by period. Our purchase obligations represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,300,000	$—	$300,000	$700,000	$300,000
Long-term debt interest payments(2)	292,366	65,155	115,725	72,112	39,374
Operating leases(3)	35,045	8,592	12,790	7,260	6,403
Ground leases(4)	96,202	2,984	5,968	5,968	81,282
Purchase obligations(5)	799,319	495,997	302,552	770	—
Total	$2,522,932	$572,728	$737,035	$786,110	$427,059
__________________________________________

(1)
For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Loans Payable, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)	Includes fixed interest payments on our senior notes and estimated interest payments on our variable rate term loan.

(3)
Includes leases relating to office space, buildings and equipment. For a more detailed description of our operating leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(4)
Ground lease obligations have been fully subleased through 2041. Our lease commitment net of sublease income was $31.0 million as of December 31, 2019. For a more detailed description of our ground leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(5)
Includes $799.3 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2019. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “Off-Balance Sheet Arrangements.”

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
Following the adoption of ASC 606 on January 1, 2018, the timing of revenue recognition for all of our contracts remained materially consistent with our historical revenue recognition policy due to the nature of our revenue generating activities, with the most common difference under ASC 606 relating to the deferral of revenue due to these uncompleted performance obligations at the time we deliver new homes to our homebuyers.
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
Title and escrow services operations

TRI Pointe Assurance provides title examinations for our homebuyers in Austin and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Dallas–Fort Worth, Houston, Maryland, Nevada, and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2019, 2018 and 2017, we recorded real estate inventory impairment charges of $10.1 million, $0 and $854,000, respectively.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2019. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2018 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2019, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2019, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2019, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Related Party Transactions
We had no related party transactions for the years ended December 31, 2019 and 2018, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2019.

	Expected Maturity Date
								Estimated
December 31,	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Weighted average interest rate	—%	—%	—%	3.3%	—%	—%	3.3%
Fixed rate debt	$—	$300,000	$—	$—	$450,000	$300,000	$1,050,000	$1,104,750
Weighted average interest rate		4.9%	—%	—%	5.9%	5.3%	5.4%

Based on the current interest rate management policies we have in place with respect to our outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity. For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Loans Payable, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements under Item 15 included in this annual report on Form 10-K are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited TRI Pointe Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TRI Pointe Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
February 19, 2020

Item 9B.	Other Information
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) under the captions “Board of Directors,” “Management,” “Delinquent Section 16(a) Reports,” and “Corporate Governance.”

Item 11.	Executive Compensation
The information required in response to this item is incorporated by reference to our 2020 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2020 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2020 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services
The information required in response to this item is incorporated by reference to our 2020 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits
(b)    Exhibits
The following exhibits are included as part of this annual report on Form 10-K or incorporated herein by reference:

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

4.9
First Supplemental Indenture, dated as of May 26, 2016, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed May 26, 2016))

4.10
Second Supplemental Indenture, dated as of June 8, 2017, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.11	Form of 4.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed May 26, 2016))

4.12	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.13	Description of the Company’s Securities

10.1
Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4
Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and TRI Pointe Homes, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5
First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.6
Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among TRI Pointe Group, Inc., TRI Pointe Homes, Inc., TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.7
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among TRI Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.8†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.9†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.10†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.11†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.12†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.13†
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

10.14†	Amendment No. 4 to TRI Pointe Homes, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.15†
Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.16†
Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.17†
Executive Employment Agreement dated as of March 20, 2019 between TRI Pointe Group, Inc. and Michael D. Grubbs (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q (filed July 25, 2019))

10.18†
Letter agreement by and between TRI Pointe Group, Inc. and Michael D. Grubbs, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 1, 2019))

10.19†	Confidential Separation Agreement and General Release of Claims by and between TRI Pointe Group, Inc. and Michael D. Grubbs, dated as of December 31, 2019

10.20†
Form of Indemnification Agreement between TRI Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.21†
Form of Amendment to Indemnification Agreement between TRI Pointe Group, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.22†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.23†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.24†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.25†
Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.26†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.27†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.28†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

10.30†
Form of Performance-Based Restricted Stock Unit Award Agreement (total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.31†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (stock price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.33†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.34†	Amended and Restated 2013 Long-Term Incentive Plan

10.35†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.36†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.37†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.38†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.39†	Form of Performance-Based Restricted Stock Unit Award Agreement (earnings per share) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.40†
Form of Performance-Based Restricted Stock Unit Award Agreement (total stockholder return) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

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

101
The following materials from TRI Pointe Group, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from TRI Pointe Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TRI Pointe Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TRI Pointe Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Inventories
Description of the Matter
At December 31, 2019, the Company’s real estate inventories owned balance was $3.0 billion, which includes $122.8 million for land held for future development.
As discussed in Note 5 to the consolidated financial statements, homes completed or under construction are comprised of costs associated with homes in various stages of construction and include direct construction and related land acquisition and land development costs. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but management expects to occur in the future. Management performs a quarterly review for indicators of impairment. If there are indicators identified in accordance with Accounting Standards Codification (“ASC”) 360 - Property, Plant, and Equipment, management performs a detailed budget and cash flow review of their real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the community is deemed impaired and is written down to fair value.
Auditing the Company’s impairment assessment for real estate inventories owned is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset as well as the significant estimation used in developing prospective financial information. Additionally, for real estate inventories owned where a triggering event has occurred, auditing involves a high degree of auditor judgment and increased extent of audit effort to evaluate management’s estimates underlying community future cash flows which are based on subjective assumptions. The prospective financial information includes specific assumptions related to undiscounted cash flows such as expected sales prices and sales incentives to be offered, expected sales pace and cancellation rates, and costs expected to be incurred to complete the development and home construction. If the community is deemed to be impaired, management applies a discount rate to the prospective financial information in order to write the asset down to fair value. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment process. For example, for real estate inventories owned, we tested controls over management’s process for identifying and evaluating potential impairment indicators and their review of the prospective financial data used in the Company’s impairment analysis.
To test management’s identification and assessment of the severity of indicators of impairment of the Company’s real estate inventories owned, our audit procedures included, among other things, assessing management’s quantitative analyses by testing the underlying data used by the Company. Our audit procedures also included evaluating management’s qualitative analyses for completeness through inquiries outside the accounting function and considering external market data.
We involved a specialist to assist in comparing certain significant assumptions used within management’s undiscounted future cash flows such as expected sales prices, sales pace, and home construction costs to current industry data, economic trends, and other relevant factors. We evaluated whether there were any changes to the Company’s development plans for the project. We also involved a specialist in evaluating the discount rate used by management to determine fair value. For certain other assumptions, we performed analytical procedures over homebuyer-selected options and expenses such as interest and selling costs by developing an expectation based on the Company’s historical financial data as well as current economic trends. Our procedures performed over real estate inventories owned, excluding land held for future development, also included the consideration of contrary or corroborative evidence around management’s assertions by obtaining subsequent sales data to evaluate against the Company’s contracted and projected gross margin by project. Additionally, our procedures performed over land held for future development also included the consideration of contrary or corroborative evidence of management’s assertions by obtaining other market data to evaluate against the Company’s projected gross margin by project.

Warranty Insurance Receivable and Warranty Reserves
Description of the Matter
At December 31, 2019, the Company’s warranty insurance receivable and warranty reserves balances were $40.0 million and $76.6 million, respectively.
The Company estimates the costs that may be incurred under its warranty program, for which it will be responsible, and records warranty expense as a component of cost of home sales in the period the related home sales revenue is recognized, based on estimates of historical experience by division or geographic region. As discussed in Note 13 to the consolidated financial statements, the Company’s warranty insurance receivable and reserves are estimated, in part, on an actuarial analysis that uses historical claims, expenses, insurance policy coverage limits for the applicable policy years, historical recovery rates as well as relevant industry data.
Auditing management’s warranty insurance receivable and reserves balances is complex and highly judgmental due to the complexity of the actuarial methods used and the high degree of subjective judgments made by management to determine the underlying assumptions included within the actuarial model. In particular, management’s warranty insurance receivable and reserves balances are sensitive to significant assumptions such as claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim, uncertainties regarding such claims relative to the Company’s markets, and legal or regulatory actions and/or interpretations, among other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty insurance receivable and warranty reserves review process. For example, we tested controls over the Company’s review of the significant assumptions and other inputs which included the warranty spend analysis, relevant insurance contracts, completeness and accuracy of the underlying claims data as well as home sale revenues.
We performed audit procedures to test management’s warranty insurance receivable and warranty reserves balances which included, among others, testing the completeness and accuracy of the underlying claims data that management utilizes in its actuarial analysis, and obtaining and reviewing the relevant insurance contracts by policy year to assess the Company’s self-insured retentions, deductibles, and coverage limits. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies within management’s analysis to establish the actuarially determined reserve. We compared the Company’s reserve to a range developed by our actuarial specialists based on assumptions developed by the actuarial analysis. We reviewed the responses provided by Company and external legal counsel for evidence of any matters that may affect the Company’s warranty reserves balance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
Irvine, California
February 19, 2020

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$329,011	$277,696
Receivables	69,276	51,592
Real estate inventories	3,065,436	3,216,059
Investments in unconsolidated entities	11,745	5,410
Goodwill and other intangible assets, net	159,893	160,427
Deferred tax assets, net	49,904	67,768
Other assets	173,425	105,251
Total assets	$3,858,690	$3,884,203
Liabilities
Accounts payable	$66,120	$81,313
Accrued expenses and other liabilities	322,043	335,149
Loans payable	250,000	—
Senior notes, net	1,033,985	1,410,804
Total liabilities	1,672,148	1,827,266
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 136,149,633 and 141,661,713 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,361	1,417
Additional paid-in capital	581,195	658,720
Retained earnings	1,603,974	1,396,787
Total stockholders’ equity	2,186,530	2,056,924
Noncontrolling interests	12	13
Total equity	2,186,542	2,056,937
Total liabilities and equity	$3,858,690	$3,884,203
  See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Homebuilding:
Home sales revenue	$3,069,375	$3,244,087	$2,732,299
Land and lot sales revenue	7,176	8,758	74,269
Other operations revenue	2,470	8,164	2,333
Total revenues	3,079,021	3,261,009	2,808,901
Cost of home sales	2,462,708	2,536,899	2,173,251
Cost of land and lot sales	7,711	25,435	14,888
Other operations expense	2,434	3,174	2,298
Sales and marketing	195,148	187,267	137,066
General and administrative	157,161	155,030	137,764
Homebuilding income from operations	253,859	353,204	343,634
Equity loss of unconsolidated entities	(52)	(393)	(11,433)
Other income (loss), net	6,857	(419)	151
Homebuilding income before income taxes	260,664	352,392	332,352
Financial Services:
Revenues	3,994	1,738	1,371
Expenses	2,887	582	331
Equity in income of unconsolidated entities	9,316	8,517	6,426
Financial services income before income taxes	10,423	9,673	7,466
Income before income taxes	271,087	362,065	339,818
Provision for income taxes	(63,900)	(90,552)	(152,267)
Net income	207,187	271,513	187,551
Net income attributable to noncontrolling interests	—	(1,602)	(360)
Net income available to common stockholders	$207,187	$269,911	$187,191
Earnings per share
Basic	$1.47	$1.82	$1.21
Diluted	$1.47	$1.81	$1.21
Weighted average shares outstanding
Basic	140,851,444	148,183,431	154,134,411
Diluted	141,394,227	149,004,690	155,085,366
 See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	158,626,229	$1,586	$880,822	$947,039	$1,829,447	$19,063	$1,848,510
Net income	—	—	—	187,191	187,191	360	187,551
Shares issued under share-based awards, net	1,531,475	16	12,275	—	12,291	—	12,291
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation expense	—	—	15,906	—	15,906	—	15,906
Share repurchases	(8,994,705)	(90)	(112,127)	—	(112,217)	—	(112,217)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,333)	(1,333)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(17,485)	(17,485)
Balance at December 31, 2017	151,162,999	1,512	793,980	1,134,230	1,929,722	605	1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	269,911	269,911	1,602	271,513
Shares issued under share-based awards	891,323	9	1,934	—	1,943	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	14,814	—	14,814	—	14,814
Share repurchases	(10,392,609)	(104)	(145,959)	—	(146,063)	—	(146,063)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,194)	(2,194)
Balance at December 31, 2018	141,661,713	1,417	658,720	1,396,787	2,056,924	13	2,056,937
Net income	—	—	—	207,187	207,187	—	207,187
Shares issued under share-based awards	623,542	6	443	—	449	—	449
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense	—	—	14,806	—	14,806	—	14,806
Share repurchases	(6,135,622)	(62)	(89,162)	—	(89,224)	—	(89,224)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
See accompanying notes.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$207,187	$271,513	$187,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,396	29,097	3,500
Equity in (income) loss of unconsolidated entities, net	(9,264)	(8,124)	5,007
Deferred income taxes, net	17,864	11,074	46,810
Amortization of stock-based compensation	14,806	14,814	15,906
Charges for impairments and lot option abandonments	24,875	5,085	2,053
Changes in assets and liabilities:
Real estate inventories	120,272	(91,757)	(205,229)
Receivables	(17,684)	74,545	(44,280)
Other assets	(12,369)	(9,895)	13,487
Accounts payable	(15,193)	3,222	2,618
Accrued expenses and other liabilities	(52,118)	1,906	67,036
Returns on investments in unconsolidated entities, net	9,208	9,182	7,215
Net cash provided by operating activities	315,980	310,662	101,674
Cash flows from investing activities:
Purchases of property and equipment	(30,282)	(31,651)	(2,605)
Proceeds from sale of property and equipment	46	8	6
Investments in unconsolidated entities	(7,022)	(2,274)	(980)
Net cash paid for acquisition	—	(61,495)	—
Net cash used in investing activities	(37,258)	(95,412)	(3,579)
Cash flows from financing activities:
Borrowings from debt	400,000	125,000	500,000
Repayment of debt	(531,895)	(193,105)	(413,726)
Debt issuance costs	(3,125)	—	(5,957)
Distributions to noncontrolling interests	—	(2,194)	(1,333)
Proceeds from issuance of common stock under share-based awards	449	1,943	12,291
Minimum tax withholding paid on behalf of employees for share-based awards	(3,612)	(6,049)	(2,896)
Share repurchases	(89,224)	(146,063)	(112,217)
Net cash used in financing activities	(227,407)	(220,468)	(23,838)
Net increase (decrease) in cash and cash equivalents	51,315	(5,218)	74,257
Cash and cash equivalents - beginning of year	277,696	282,914	208,657
Cash and cash equivalents - end of year	$329,011	$277,696	$282,914
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
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The noncontrolling interests as of December 31, 2019 and 2018 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners.  All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” used herein refer to TRI Pointe Group and its consolidated subsidiaries.
Reclassifications
Certain amounts for prior years have been reclassified to conform to the current period presentation.
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
Following the adoption of ASC 606 on January 1, 2018, the timing of revenue recognition for all of our contracts remained materially consistent with our historical revenue recognition policy due to the nature of our revenue generating activities, with the most common difference under ASC 606 relating to the deferral of revenue due to these uncompleted performance obligations at the time we deliver new homes to our homebuyers.
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
Title and escrow services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Austin and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Dallas–Fort Worth, Houston, Maryland, Nevada, and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2019, 2018 and 2017, we recorded real estate inventory impairment charges of $10.1 million, $0 and $854,000, respectively.
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
Investments in Unconsolidated Entities
We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment has been impaired beyond a temporary period of time. For the year ended December 31, 2017, we had a $13.2 million impairment charge related to a joint venture formed as a limited liability company in 1999 for the entitlement and development of land located in Los Angeles County, California. For the years ended December 31, 2019 and 2018, we did not have any impairment charges related to investments in unconsolidated entities.
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
Under ASC 810, a deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a deposit, a VIE may have been created. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
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
Business Combinations
We account for business combinations in accordance with ASC Topic 805, Business Combinations, if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill. During the fourth quarter of 2018, we acquired a Dallas–Fort Worth-based homebuilder for an all cash purchase price of approximately $61.5 million. This transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. For further details, see Note 5, Real Estate Inventories.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit with goodwill, TRI Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2019. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.
For our TRI Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2019 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2019, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2019, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2019, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
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
Recently Issued Accounting Standards Not Yet Adopted
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We have adopted ASU 2016-13 on January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning after December 15, 2020. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	2019	2018	2017
Revenues
Maracay	$272,723	$263,321	$296,768
Pardee Homes	1,101,580	999,710	826,033
Quadrant Homes	242,174	307,706	247,939
Trendmaker Homes	413,090	310,730	253,825
TRI Pointe Homes	796,958	1,073,592	927,247
Winchester Homes	252,496	305,950	257,089
Total homebuilding revenues	3,079,021	3,261,009	2,808,901
Financial services	3,994	1,738	1,371
Total	$3,083,015	$3,262,747	$2,810,272
Income (loss) before taxes
Maracay	$21,040	$23,281	$23,987
Pardee Homes	198,463	191,793	198,738
Quadrant Homes	3,951	38,366	32,671
Trendmaker Homes	17,133	25,228	16,764
TRI Pointe Homes	49,721	115,632	89,811
Winchester Homes	11,243	23,981	15,472
Corporate	(40,887)	(65,889)	(45,091)
Total homebuilding income before income taxes	260,664	352,392	332,352
Financial services	10,423	9,673	7,466
Total	$271,087	$362,065	$339,818

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2019	December 31, 2018
Real estate inventories
Maracay	$338,259	$293,217
Pardee Homes	1,218,384	1,286,877
Quadrant Homes	264,437	279,486
Trendmaker Homes	268,759	271,061
TRI Pointe Homes	737,662	812,799
Winchester Homes	237,935	272,619
Total	$3,065,436	$3,216,059
Total assets
Maracay	$382,262	$318,703
Pardee Homes	1,300,047	1,391,503
Quadrant Homes	331,187	313,947
Trendmaker Homes	353,610	325,943
TRI Pointe Homes	930,348	987,610
Winchester Homes	291,456	298,602
Corporate	241,357	228,010
Total homebuilding assets	3,830,267	3,864,318
Financial services	28,423	19,885
Total	$3,858,690	$3,884,203

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income available to common stockholders	$207,187	$269,911	$187,191
Denominator:
Basic weighted-average shares outstanding	140,851,444	148,183,431	154,134,411
Effect of dilutive shares:
Stock options and unvested restricted stock units	542,783	821,259	950,955
Diluted weighted-average shares outstanding	141,394,227	149,004,690	155,085,366
Earnings per share
Basic	$1.47	$1.82	$1.21
Diluted	$1.47	$1.81	$1.21
Antidilutive stock options not included in diluted earnings per share	2,636,982	1,645,816	3,288,340

4.	Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Escrow proceeds and other accounts receivable, net	$29,282	$13,995
Warranty insurance receivable (Note 13)	39,994	37,597
Total receivables	$69,276	$51,592

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $426,000 in 2019 and $667,000 in 2018.

5.	Real Estate Inventories

Real estate inventories consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Real estate inventories owned:
Homes completed or under construction	$951,974	$959,911
Land under development	1,641,354	1,743,537
Land held for future development	122,847	201,874
Model homes	275,204	238,828
Total real estate inventories owned	2,991,379	3,144,150
Real estate inventories not owned:
Land purchase and land option deposits	74,057	71,909
Total real estate inventories not owned	74,057	71,909
Total real estate inventories	$3,065,436	$3,216,059

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The decrease in land held for future development as of December 31, 2019 compared to December 31, 2018 is attributable to two communities where development activity commenced during the year ended December 31, 2019 and a $7.0 million impairment charge discussed below.
During the fourth quarter of 2018, we acquired a Dallas–Fort Worth-based homebuilder for an all cash purchase price of approximately $61.5 million. This transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. As a result of this transaction, we recorded approximately $63.2 million of real estate inventories owned, approximately $5.5 million of other assets and approximately $7.2 million of accounts payable and other accrued liabilities. All net assets and operations acquired in this transaction are included in the Trendmaker Homes reporting segment in Note 2, Segment Information.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest incurred	$89,691	$91,631	$84,264
Interest capitalized	(89,691)	(91,631)	(84,264)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$184,400	$176,348	$157,329
Interest capitalized as a cost of inventory	89,691	91,631	84,264
Interest previously capitalized as a cost of inventory, included in cost of sales	(81,735)	(83,579)	(65,245)
Capitalized interest in ending inventory	$192,356	$184,400	$176,348

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income, net on the consolidated statements of operations.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate inventory impairments	$10,078	$—	$854
Land and lot option abandonments and pre-acquisition costs	14,797	5,085	1,199
Total	$24,875	$5,085	$2,053

During the year ended December 31, 2019, we recorded real estate inventory impairment charges of $10.1 million, of which $7.0 million related to one held for future development community for TRI Pointe Homes in Sacramento, California, and $3.1 million related to three communities for Trendmaker Homes in Houston, Texas. The discount rates used to calculate fair value were 16% for the TRI Pointe Homes community and 10% to 12% for the three Trendmaker Homes communities. We considered both market risk and community specific risk to arrive at a discount rate appropriate for the level of total risk associated with each community.
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
Real estate inventory impairments and land option abandonments are recorded in cost of home sales in the consolidated statements of operations.

6.	Investments in Unconsolidated Entities

As of December 31, 2019, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments. Subsequent to December 31, 2019, a reconsideration event under ASC 810 occurred for our financial services limited liability company, which will require us to reassess whether the joint venture is a VIE and, if so, whether the Company is the primary beneficiary. The Company will perform this analysis during the quarter ending March 31, 2020.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2019	2018
Assets
Cash	$8,537	$13,337
Receivables	7,393	4,674
Real estate inventories	116,760	99,864
Other assets	703	811
Total assets	$133,393	$118,686
Liabilities and equity
Accounts payable and other liabilities	$11,009	$11,631
Company’s equity	11,745	5,410
Outside interests’ equity	110,639	101,645
Total liabilities and equity	$133,393	$118,686

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net sales	$30,691	$28,745	$24,247
Other operating expense	(16,981)	(17,447)	(13,904)
Other income	175	97	120
Net income	$13,885	$11,395	$10,463
Company’s equity in income (loss) of unconsolidated entities	$9,264	$8,124	$(5,007)

7.	Variable Interest Entities

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2019			December 31, 2018
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	42,896	440,974	N/A	41,198	433,720	N/A
Other land option agreements	31,161	358,345	N/A	30,711	307,498	N/A
Total	$74,057	$799,319	$—	$71,909	$741,218	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $6.0 million and $7.5 million as of December 31, 2019 and 2018, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with the Merger with Weyerhaeuser Real Estate Company (WRECO). As of December 31, 2019 and 2018, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of December 31, 2019, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,390)	20,589	27,979	(6,856)	21,123
Total	$167,283	$(7,390)	$159,893	$167,283	$(6,856)	$160,427

The remaining useful life of our amortizing intangible asset related to Maracay was 6.2 and 7.2 years as of December 31, 2019 and 2018, respectively. Amortization expense related to this intangible asset was $534,000 for each of the years ended December 31, 2019 and 2018, and was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to TRI Pointe Homes trade name is not amortizing.  All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.
Expected amortization of our intangible asset related to Maracay for the next five years and thereafter is (in thousands):

2020	$534
2021	534
2022	534
2023	534
2024	534
Thereafter	619
Total	$3,289

9.	Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses	$24,070	$31,983
Refundable fees and other deposits	30,242	12,376
Development rights, held for future use or sale	2,213	845
Deferred loan costs	4,345	2,424
Operating properties and equipment, net	57,803	54,198
Lease right-of-use assets	50,947	—
Other	3,805	3,425
Total	$173,425	$105,251

Lease right-of-use assets was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued payroll and related costs	$42,798	$44,010
Warranty reserves (Note 13)	76,607	71,836
Estimated cost for completion of real estate inventories	90,899	114,928
Customer deposits	20,390	17,464
Income tax liability to Weyerhaeuser	346	6,577
Accrued income taxes payable	1,530	8,335
Liability for uncertain tax positions	486	972
Accrued interest	11,952	12,572
Other tax liabilities	8,448	21,892
Lease liabilities	56,125	—
Other	12,462	36,563
Total	$322,043	$335,149

Lease liabilities was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

11.	Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
4.375% Senior Notes due June 15, 2019	$—	$381,895
4.875% Senior Notes due July 1, 2021	300,000	300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(16,015)	(21,091)
Total	$1,033,985	$1,410,804

In June 2017, TRI Pointe Group issued $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity.
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
As of December 31, 2019 there was $11.1 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $9.8 million and $11.5 million as of December 31, 2019 and 2018, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Term loan facility	$250,000	$—
Unsecured revolving credit facility	—	—
Total	$250,000	$—

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

We had no outstanding debt under the Revolving Facility as of December 31, 2019 and 2018. As of December 31, 2019, we had $250 million outstanding debt under the Term Facility with an interest rate of 3.29%. As of December 31, 2019 and 2018, there was $4.3 million and $2.4 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets.  Accrued interest, including loan commitment fees, related to the Credit Facility was $1.2 million and $402,000 as of December 31, 2019 and December 31, 2018, respectively.
At December 31, 2019 and 2018, we had outstanding letters of credit of $32.6 million and $31.8 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the years ended December 31, 2019 and 2018, the Company incurred interest of $89.7 million and $91.6 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2019 and 2018, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $6.3 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively.  Accrued interest related to all outstanding debt at December 31, 2019 and 2018 was $12.0 million and $12.6 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2019 and December 31, 2018.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at December 31, 2019 and 2018, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2019		December 31, 2018
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,045,072	$1,104,750	$1,425,397	$1,308,826
Term loan (2)	Level 2	$250,000	$250,000	$—	$—
   __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $11.1 million and $14.6 million as of December 31, 2019 and 2018, respectively. The estimated fair value of our Senior Notes at December 31, 2019 and 2018 is based on quoted market prices.

(2)	The estimated fair value of the Term Loan Facility as of December 31, 2019 approximated book value due to the variable interest rate terms of these loans.
At December 31, 2019 and 2018, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2019		Year Ended December 31, 2018
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$10,078	$9,735	$—	$—

(1)	Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented.
The impairment charges recorded during the year ended December 31, 2019 relate to four communities where the carrying value of each community exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had a $419,000 legal reserve as of December 31, 2019. As of December 31, 2018, we had a $17.5 million legal reserve related to a settlement in connection with a previously disclosed lawsuit involving a land sale that occurred in 1989, included in accrued expenses and other liabilities on our consolidated balance sheet. This settlement was paid on February 4, 2019.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $40.0 million and $37.6 million as of December 31, 2019 and 2018, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Warranty reserves, beginning of period	$71,836	$69,373	$83,135
Warranty reserves accrued	27,537	25,340	13,336
Adjustments to pre-existing reserves	(427)	(4,286)	(9,354)
Warranty expenditures	(22,339)	(18,591)	(17,744)
Warranty reserves, end of period	$76,607	$71,836	$69,373

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects.  As of December 31, 2019 and December 31, 2018, the Company had outstanding surety bonds totaling $611.6 million and $685.7 million, respectively. As of December 31, 2019 and December 31, 2018, our estimated cost to complete obligations related to these surety bonds was $382.3 million and $423.4 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called.  Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
Lease Obligations
Under ASC 842, we recognize a right-of-use lease asset and a lease liability for contracts deemed to contain a lease at the inception of the contract. Our lease population is fully comprised of operating leases, which are now recorded at the net present value of future lease obligations subsequent to January 1, 2019. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Key estimates involved with ASC 842 include the discount rate used to measure our future lease obligations and the lease term, where considerations include renewal options and intent to renew. Lease right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on our consolidated balance sheet.
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2019, 2018 and 2017, lease expense was $9.2 million, $7.9 million and $7.0 million, respectively.  Rental expense is included in general and administrative expenses on the consolidated statements of operations.

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

Year Ended December 31, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$9,228
Ground lease cost (included in other operations expense)	2,434
Sublease income, ground leases (included in other operations revenue)	(2,470)
Net lease cost	$9,192

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$6,513
Ground lease cash flows (included in operating cash flows)	$2,434
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,473

December 31, 2019
Weighted-average discount rate:
Operating leases	5.9%
Ground leases	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.1
Ground leases	48.1

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2020	$8,592	$2,984
2021	7,192	2,984
2022	5,598	2,984
2023	4,492	2,984
2024	2,768	2,984
Thereafter	6,403	81,282
Total operating lease payments	$35,045	$96,202
Less: Interest	5,804	69,318
Present value of operating lease liabilities	$29,241	$26,884
(1)     Ground leases are fully subleased through 2041, representing $65.2 million of the $96.2 million future ground lease obligations.

Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2019, we had $74.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $799.3 million (net of deposits).
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
The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2019 there were 5,847,900 shares available for future grant under the 2013 Incentive Plan.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total stock-based compensation	$14,806	$14,814	$15,906

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2019, total unrecognized stock-based compensation related to all stock-based awards was $16.6 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	953,905	$14.58	4.2	$296
Granted	—	—	—
Exercised	(58,937)	$7.84
Forfeited	(3,625)	$14.29
Options outstanding at December 31, 2019	891,343	$15.03	3.4	$994
Options exercisable at December 31, 2019	891,343	$15.03	3.4	$994

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2019, 2018 and 2017 was $354,000, $873,000, and $4.5 million, respectively. There were no stock option awards granted during the years ended December 31, 2019, 2018 and 2017.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2018	3,341,848	$11.05	$36,526
Granted	1,656,333	$12.15
Vested	(844,734)	$12.95
Forfeited	(769,096)	$5.45
Nonvested RSUs at December 31, 2019	3,384,351	$12.39	$52,694

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $10.9 million, $17.8 million, and $8.8 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 were $20.1 million, $17.8 million, and $18.4 million, respectively.

On May 6, 2019, the Company granted an aggregate of 61,488 time-based RSUs to the non-employee members of its board of directors and 1,098 time-based RSUs to certain employees. The RSUs granted to non-employee directors vest in their entirety on the day immediately prior to the Company’s 2020 Annual Meeting of Stockholders and the RSUs granted to employees vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on May 6, 2019 was measured using a price of $13.66 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On April 30, 2018, the Company granted an aggregate of 40,910 RSUs to the non-employee members of its board of directors. On July 23, 2018, the Company granted 6,677 RSUs to a non-employee member of its board of directors in connection with such individual’s appointment to the board of directors. These RSUs vested in their entirety on the day immediately prior to the Company’s 2019 Annual Meeting of Stockholders. The fair value of each RSU granted on April 30, 2018 and July 23, 2018 was measured using a price of $17.11 and $16.37 per share, respectively, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On February 15, 2018, the Compensation Committee of our Board of Directors certified the performance achieved with respect to performance-based RSUs granted to the Company’s Chief Executive Officer, President, and Chief Financial Officer in 2015 that resulted in the issuance of 197,898 shares of our common stock under the 2013 Incentive Plan. The vesting of these performance-based RSUs is included in the table above. RSUs that were forfeited, as reflected in the table above, during the year ended December 31, 2018 included performance-based RSUs and time-based RSUs that were forfeited for no consideration.

As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of common stock issued will differ.

15.	Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$38,782	$70,098	$95,814
State	7,253	10,941	8,961
Total current taxes	46,035	81,039	104,775
Deferred:
Federal	9,698	(350)	37,151
State	8,167	9,863	10,341
Total deferred taxes	17,865	9,513	47,492
Total income tax expense	$63,900	$90,552	$152,267

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Taxes at the U.S. federal statutory rate	$56,935	$76,009	$118,936
State income taxes, net of federal tax impact	10,221	13,603	10,712
Domestic production activities deduction	—	—	(7,108)
Non-deductible transaction costs	145	234	541
Change in valuation allowance	(3)	—	3,256
Tax Cuts and Jobs Act	—	(740)	21,961
Federal energy credits	(6,873)	—	—
Other, net	3,475	1,446	3,969
Total income tax expense	$63,900	$90,552	$152,267
Effective income tax rate	23.6%	25.0%	44.8%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Impairment and other valuation reserves	$31,781	$37,573
Incentive compensation	5,818	5,946
Indirect costs capitalized	21,160	20,348
Operating lease liability	14,210	—
Net operating loss carryforwards (state)	13,254	18,702
State taxes	1,315	2,275
Other costs and expenses	10,909	10,848
Gross deferred tax assets	98,447	95,692
Valuation allowance	(3,450)	(3,449)
Deferred tax assets, net of valuation allowance	94,997	92,243
Deferred tax liabilities:
Interest capitalized	(7,944)	(7,355)
Basis difference in inventory	(6,982)	(8,170)
Fixed assets	(10,766)	(2,473)
Intangibles	(5,062)	(5,187)
Operating lease asset	(13,131)	—
Deferred financing costs	(757)	(802)
Other	(451)	(488)
Deferred tax liabilities	(45,093)	(24,475)
Net deferred tax assets	$49,904	$67,768

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. During the year ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%) by recording a provisional amount of $22.0 million. During the year ended December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Act, and recorded a benefit of $740,000 due to favorable provision to return adjustments upon filing of the federal consolidated return.

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
As of December 31, 2019, the Company had a state net operating loss carryforward of $197.0 million, which will expire between 2028 and 2036. As of December 31, 2019 and 2018, we had a valuation allowance on our deferred tax assets of $3.5 million and $3.4 million, respectively. The valuation allowance as of December 31, 2019 and 2018 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by the IRS for federal tax year 2017 and California for tax years 2015 and 2016. The outcome of these examinations is not yet determinable. The Company’s tax years 2016 to 2018 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$1,014	$1,521
Increase (decrease) related to prior year tax positions	(507)	(507)
Balance at end of year	$507	$1,014

 The Company classifies interest and penalties related to income taxes as part of income tax expense. The Company has not recorded any tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2019, 2018 and 2017. The Company estimates that the uncertain tax positions, if reversed, would result in a tax benefit of approximately $486,000.

16.	Related Party Transactions
We had no related party transactions for the years ended December 31, 2019, 2018 or 2017.

17.	Supplemental Disclosure to Consolidated Statement of Cash Flow

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(5,660)	$19,548	$(18,274)
Income taxes	$154,730	$102,149	$74,388
Supplemental disclosures of noncash activities:
Accrued liabilities related to the purchase of operating properties and equipment	$—	$685	$—
Amortization of senior note discount capitalized to real estate inventory	$1,570	$2,112	$2,048
Amortization of deferred loan costs capitalized to real estate inventory	$4,148	$5,927	$5,578
Increase in other assets related to adoption of ASC 606	$—	$39,534	$—
Effect of net consolidation and de-consolidation of variable interest entities:
Decrease in consolidated real estate inventory not owned	$—	$—	$(17,485)
Increase in noncontrolling interests	$—	$—	$17,485

18.	Supplemental Guarantor Information
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
Presented below are the condensed consolidating balance sheets at December 31, 2019 and December 31, 2018, condensed consolidating statements of operations for the full years ended December 31, 2019, 2018 and 2017, and condensed consolidating statements of cash flows for the full years ended December 31, 2019, 2018 and 2017.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2019 Notes and 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$186,200	$142,811	$—	$329,011
Receivables	26,016	43,260	—	69,276
Intercompany receivables	576,846	—	(576,846)	—
Real estate inventories	737,662	2,327,774	—	3,065,436
Investments in unconsolidated entities	—	11,745	—	11,745
Goodwill and other intangible assets, net	156,604	3,289	—	159,893
Investments in subsidiaries	1,870,885	—	(1,870,885)	—
Deferred tax assets, net	9,020	40,884	—	49,904
Other assets	14,676	158,749	—	173,425
Total Assets	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Liabilities
Accounts payable	$14,915	$51,205	$—	$66,120
Intercompany payables	—	576,846	(576,846)	—
Accrued expenses and other liabilities	92,479	229,564	—	322,043
Loans payable	250,000	—	—	250,000
Senior notes, net	1,033,985	—	—	1,033,985
Total Liabilities	1,391,379	857,615	(576,846)	1,672,148
Equity
Total stockholders’ equity	2,186,530	1,870,885	(1,870,885)	2,186,530
Noncontrolling interests	—	12	—	12
Total Equity	2,186,530	1,870,897	(1,870,885)	2,186,542
Total Liabilities and Equity	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$148,129	$129,567	$—	$277,696
Receivables	16,589	35,003	—	51,592
Intercompany receivables	758,501	—	(758,501)	—
Real estate inventories	812,799	2,403,260	—	3,216,059
Investments in unconsolidated entities	—	5,410	—	5,410
Goodwill and other intangible assets, net	156,604	3,823	—	160,427
Investments in subsidiaries	1,672,635	—	(1,672,635)	—
Deferred tax assets, net	14,822	52,946	—	67,768
Other assets	12,984	92,267	—	105,251
Total Assets	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Liabilities
Accounts payable	$13,433	$67,880	$—	$81,313
Intercompany payables	—	758,501	(758,501)	—
Accrued expenses and other liabilities	111,902	223,247	—	335,149
Senior notes, net	1,410,804	—	—	1,410,804
Total Liabilities	1,536,139	1,049,628	(758,501)	1,827,266
Equity
Total stockholders’ equity	2,056,924	1,672,635	(1,672,635)	2,056,924
Noncontrolling interests	—	13	—	13
Total Equity	2,056,924	1,672,648	(1,672,635)	2,056,937
Total Liabilities and Equity	$3,593,063	$2,722,276	$(2,431,136)	$3,884,203

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$796,959	$2,272,416	$—	$3,069,375
Land and lot sales revenue	—	7,176	—	7,176
Other operations revenue	—	2,470	—	2,470
Total revenues	796,959	2,282,062	—	3,079,021
Cost of home sales	670,545	1,792,163	—	2,462,708
Cost of land and lot sales	—	7,711	—	7,711
Other operations expense	—	2,434	—	2,434
Sales and marketing	42,432	152,716	—	195,148
General and administrative	80,798	76,363	—	157,161
Homebuilding income from operations	3,184	250,675	—	253,859
Equity in loss of unconsolidated entities	—	(52)	—	(52)
Other income, net	6,188	669	—	6,857
Homebuilding income before taxes	9,372	251,292	—	260,664
Financial Services:
Revenues	—	3,994	—	3,994
Expenses	—	2,887	—	2,887
Equity in income of unconsolidated entities	—	9,316	—	9,316
Financial services income before taxes	—	10,423	—	10,423
Income before taxes	9,372	261,715	—	271,087
Provision for income taxes	(2,323)	(61,577)	—	(63,900)
Equity of net income (loss) of subsidiaries	200,138	—	(200,138)	—
Net income (loss) available to common stockholders	$207,187	$200,138	$(200,138)	$207,187

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$1,073,592	$2,170,495	$—	$3,244,087
Land and lot sales revenue	—	8,758	—	8,758
Other operations revenue	—	8,164	—	8,164
Total revenues	1,073,592	2,187,417	—	3,261,009
Cost of home sales	877,928	1,658,971	—	2,536,899
Cost of land and lot sales	17,500	7,935	—	25,435
Other operations expense	—	3,174	—	3,174
Sales and marketing	48,593	138,674	—	187,267
General and administrative	78,669	76,361	—	155,030
Homebuilding income from operations	50,902	302,302	—	353,204
Equity in loss of unconsolidated entities	—	(393)	—	(393)
Other (loss) income, net	(623)	204	—	(419)
Homebuilding income before taxes	50,279	302,113	—	352,392
Financial Services:
Revenues	—	1,738	—	1,738
Expenses	—	582	—	582
Equity in income of unconsolidated entities	—	8,517	—	8,517
Financial services income before taxes	—	9,673	—	9,673
Income before taxes	50,279	311,786	—	362,065
Provision for income taxes	(13,084)	(77,468)	—	(90,552)
Equity of net income (loss) of subsidiaries	232,716	—	(232,716)	—
Net income (loss)	269,911	234,318	(232,716)	271,513
Net income attributable to noncontrolling interests	—	(1,602)	—	(1,602)
Net income (loss) available to common stockholders	$269,911	$232,716	$(232,716)	$269,911

Condensed Consolidating Statement of Operations (in thousands):

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$927,247	$1,805,052	$—	$2,732,299
Land and lot sales revenue	—	74,269	—	74,269
Other operations revenue	—	2,333	—	2,333
Total revenues	927,247	1,881,654	—	2,808,901
Cost of home sales	780,732	1,392,519	—	2,173,251
Cost of land and lot sales	—	14,888	—	14,888
Other operations expense	—	2,298	—	2,298
Sales and marketing	34,286	102,780	—	137,066
General and administrative	67,006	70,758	—	137,764
Homebuilding income from operations	45,223	298,411	—	343,634
Equity in loss of unconsolidated entities	—	(11,433)	—	(11,433)
Other income, net	38	113	—	151
Homebuilding income before taxes	45,261	287,091	—	332,352
Financial Services:
Revenues	—	1,371	—	1,371
Expenses	—	331	—	331
Equity in income of unconsolidated entities	—	6,426	—	6,426
Financial services income before taxes	—	7,466	—	7,466
Income before taxes	45,261	294,557	—	339,818
Provision for income taxes	(22,501)	(129,766)	—	(152,267)
Equity of net income (loss) of subsidiaries	164,431	—	(164,431)	—
Net income (loss)	187,191	164,791	(164,431)	187,551
Net income attributable to noncontrolling interests	—	(360)	—	(360)
Net income (loss) available to common stockholders	$187,191	$164,431	$(164,431)	$187,191

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$88,832	$227,148	$—	$315,980
Cash flows from investing activities:
Purchases of property and equipment	(9,469)	(20,813)	—	(30,282)
Proceeds from sale of property and equipment	—	46	—	46
Investments in unconsolidated entities	—	(7,022)	—	(7,022)
Intercompany	186,115	—	(186,115)	—
Net cash paid for acquisition	—	—	—	—
Net cash provided by (used in) investing activities	176,646	(27,789)	(186,115)	(37,258)
Cash flows from financing activities:
Borrowings from debt	400,000	—	—	400,000
Repayment of debt	(531,895)	—	—	(531,895)
Debt issuance costs	(3,125)	—	—	(3,125)
Proceeds from issuance of common stock under share-based awards	449	—	—	449
Minimum tax withholding paid on behalf of employees for share-based awards	(3,612)	—	—	(3,612)
Share repurchases	(89,224)	—	—	(89,224)
Intercompany	—	(186,115)	186,115	—
Net cash (used in) provided by financing activities	(227,407)	(186,115)	186,115	(227,407)
Net increase in cash and cash equivalents	38,071	13,244	—	51,315
Cash and cash equivalents - beginning of year	148,129	129,567	—	277,696
Cash and cash equivalents - end of year	$186,200	$142,811	$—	$329,011

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$156,976	$153,686	$—	$310,662
Cash flows from investing activities:
Purchases of property and equipment	(8,038)	(23,613)	—	(31,651)
Proceeds from sale of property and equipment	—	8	—	8
Investments in unconsolidated entities	—	(2,274)	—	(2,274)
Intercompany	40,781	—	(40,781)	—
Net cash paid for acquisition	—	(61,495)	—	(61,495)
Net cash provided by (used in) investing activities	32,743	(87,374)	(40,781)	(95,412)
Cash flows from financing activities:
Borrowings from debt	125,000	—	—	125,000
Repayment of debt	(193,105)	—	—	(193,105)
Distributions to noncontrolling interests	—	(2,194)	—	(2,194)
Proceeds from issuance of common stock under share-based awards	1,943	—	—	1,943
Minimum tax withholding paid on behalf of employees for share-based awards	(6,049)	—	—	(6,049)
Share repurchases	(146,063)	—	—	(146,063)
Intercompany	—	(40,781)	40,781	—
Net cash (used in) provided by financing activities	(218,274)	(42,975)	40,781	(220,468)
Net decrease in cash and cash equivalents	(28,555)	23,337	—	(5,218)
Cash and cash equivalents - beginning of year	176,684	106,230	—	282,914
Cash and cash equivalents - end of year	$148,129	$129,567	$—	$277,696

Condensed Consolidating Statement of Cash Flows (in thousands):

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$73,208	$28,466	$—	$101,674
Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(1,181)	—	(2,605)
Proceeds from sale of property and equipment	—	6	—	6
Investments in unconsolidated entities	—	(980)	—	(980)
Intercompany	(14,163)	—	14,163	—
Net cash (used in) provided by investing activities	(15,587)	(2,155)	14,163	(3,579)
Cash flows from financing activities:
Borrowings from debt	500,000	—	—	500,000
Repayment of debt	(413,726)	—	—	(413,726)
Debt issuance costs	(5,957)	—	—	(5,957)
Distributions to Weyerhaeuser	—	(1,333)	—	(1,333)
Proceeds from issuance of common stock under share-based awards	12,291	—	—	12,291
Minimum tax withholding paid on behalf of employees for share-based awards	(2,896)	—	—	(2,896)
Share repurchases	(112,217)	—	—	(112,217)
Intercompany	—	14,163	(14,163)	—
Net cash (used in) provided by financing activities	(22,505)	12,830	(14,163)	(23,838)
Net increase in cash and cash equivalents	35,116	39,141	—	74,257
Cash and cash equivalents - beginning of year	141,568	67,089	—	208,657
Cash and cash equivalents - end of year	$176,684	$106,230	$—	$282,914

19.	Results of Quarterly Operations (Unaudited)
The following table presents our unaudited quarterly financial data (in thousands, except per share amounts).

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$494,632	$698,714	$748,395	$1,141,274
Cost of homes sales and other(2)	423,621	580,873	578,731	889,628
Gross margin	$71,011	$117,841	$169,664	$251,646
Net income	$71	$26,262	$62,861	$117,993
Net income attributable to noncontrolling interests	—	—	—	—
Net income available to common stockholders	$71	$26,262	$62,861	$117,993

Earnings per share
Basic	$—	$0.18	$0.45	$0.85
Diluted	$—	$0.18	$0.44	$0.85
__________
(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$583,676	$771,303	$775,071	$1,132,697
Cost of homes sales and other(2)	451,607	606,111	609,877	897,913
Gross margin	$132,069	$165,192	$165,194	$234,784
Net income	$42,880	$63,680	$63,969	$100,984
Net income attributable to noncontrolling interests	—	—	—	(1,602)
Net income available to common stockholders	$42,880	$63,680	$63,969	$99,382

Earnings per share
Basic	$0.28	$0.42	$0.43	$0.70
Diluted	$0.28	$0.42	$0.43	$0.70

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

Date: February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 19, 2020
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2020
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2020
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 19, 2020
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 19, 2020
Daniel S. Fulton

/s/ Constance B. Moore	Director	February 19, 2020
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 19, 2020
Vicki D. McWilliams

/s/ Thomas B. Rogers	Director	February 19, 2020
Thomas B. Rogers