Form 10-Q
period 2020-03-31
TRI Pointe Group, Inc.
filed 2020-04-23
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
130,236,981 shares of the registrant's common stock were issued and outstanding as of April 10, 2020.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$624,129	$329,011
Receivables	83,701	69,276
Real estate inventories	3,194,148	3,065,436
Investments in unconsolidated entities	11,091	11,745
Goodwill and other intangible assets, net	159,759	159,893
Deferred tax assets, net	46,266	49,904
Other assets	173,959	173,425
Total assets	$4,293,053	$3,858,690
Liabilities
Accounts payable	$77,275	$66,120
Accrued expenses and other liabilities	315,560	322,043
Loans payable	750,000	250,000
Senior notes, net	1,034,925	1,033,985
Total liabilities	2,177,760	1,672,148

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 130,236,981 and 136,149,633 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,302	1,361
Additional paid-in capital	478,122	581,195
Retained earnings	1,635,857	1,603,974
Total stockholders’ equity	2,115,281	2,186,530
Noncontrolling interests	12	12
Total equity	2,115,293	2,186,542
Total liabilities and equity	$4,293,053	$3,858,690

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Homebuilding:
Home sales revenue	$594,838	$492,703
Land and lot sales revenue	—	1,029
Other operations revenue	618	598
Total revenues	595,456	494,330
Cost of home sales	472,882	421,536
Cost of land and lot sales	202	1,495
Other operations expense	624	590
Sales and marketing	42,637	38,989
General and administrative	39,837	38,597
Homebuilding income from operations	39,274	(6,877)
Equity in loss of unconsolidated entities	(14)	(25)
Other income (expense), net	373	6,241
Homebuilding income (loss) before income taxes	39,633	(661)
Financial Services:
Revenues	1,594	302
Expenses	1,079	321
Equity in income of unconsolidated entities	1,556	775
Financial services income before income taxes	2,071	756
Income before income taxes	41,704	95
Provision for income taxes	(9,821)	(24)
Net income	$31,883	$71
Earnings per share
Basic	$0.24	$0.00
Diluted	$0.24	$0.00
Weighted average shares outstanding
Basic	134,361,148	141,865,270
Diluted	135,038,481	142,390,163

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	31,883	31,883	—	31,883
Shares issued under share-based awards	645,671	7	683	—	690	—	690
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,446)	—	(5,446)	—	(5,446)
Stock-based compensation expense	—	—	3,625	—	3,625	—	3,625
Share repurchases	(6,558,323)	(66)	(101,935)	—	(102,001)	—	(102,001)
Balance at March 31, 2020	130,236,981	$1,302	$478,122	$1,635,857	$2,115,281	$12	$2,115,293

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	71	71	—	71
Shares issued under share-based awards	548,434	5	193	—	198	—	198
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,605)	—	(3,605)	—	(3,605)
Stock-based compensation expense	—	—	3,435	—	3,435	—	3,435
Balance at March 31, 2019	142,210,147	$1,422	$658,743	$1,396,858	$2,057,023	$13	$2,057,036

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$31,883	$71
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,456	5,085
Equity in income of unconsolidated entities, net	(1,542)	(750)
Deferred income taxes, net	3,638	7
Amortization of stock-based compensation	3,625	3,435
Charges for impairments and lot option abandonments	349	5,202
Changes in assets and liabilities:
Real estate inventories	(127,509)	(29,695)
Receivables	(14,425)	(6,642)
Other assets	1,154	(5,476)
Accounts payable	11,155	(14,708)
Accrued expenses and other liabilities	(5,589)	(73,446)
Returns on investments in unconsolidated entities, net	2,831	1,992
Net cash used in operating activities	(88,974)	(114,925)
Cash flows from investing activities:
Purchases of property and equipment	(8,239)	(7,224)
Proceeds from sale of property and equipment	17	7
Investments in unconsolidated entities	(929)	(231)
Net cash used in investing activities	(9,151)	(7,448)
Cash flows from financing activities:
Borrowings from debt	500,000	(10)
Debt issuance costs	—	(3,124)
Proceeds from issuance of common stock under share-based awards	690	198
Minimum tax withholding paid on behalf of employees for share-based awards	(5,446)	(3,605)
Share repurchases	(102,001)	—
Net cash provided by (used in) financing activities	393,243	(6,541)
Net increase (decrease) in cash and cash equivalents	295,118	(128,914)
Cash and cash equivalents–beginning of period	329,011	277,696
Cash and cash equivalents–end of period	$624,129	$148,782

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its influence on our future results.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of March 31, 2020 and December 31, 2019 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease at our Quadrant Homes reporting segment. We are responsible for making lease payments to the landowner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning after December 15, 2020. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We adopted ASU 2017-04 on January 1, 2020 and our adoption did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses for financial instruments, including receivables from community facilities districts or similar municipalities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2020 and our adoption did not have a material impact on our consolidated financial statements.

2.	Segment Information
We operate two principal businesses: homebuilding and financial services.
Our homebuilding operations consist of six homebuilding brands that acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors, our homebuilding operations are comprised of the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; TRI Pointe Homes, consisting of operations in California and Colorado, as well as early stage operations in the Carolinas; and Winchester Homes, consisting of operations in Maryland and Virginia.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Maracay	$71,752	$39,561
Pardee Homes	178,402	134,863
Quadrant Homes	44,074	43,871
Trendmaker Homes	96,120	70,821
TRI Pointe Homes	158,670	171,791
Winchester Homes	46,438	33,423
Total homebuilding revenues	595,456	494,330
Financial services	1,594	302
Total	$597,050	$494,632

Income (loss) before income taxes
Maracay	$4,562	$1,190
Pardee Homes	33,479	(791)
Quadrant Homes	2,697	(2,639)
Trendmaker Homes	4,797	(1,598)
TRI Pointe Homes	4,360	10,209
Winchester Homes	1,046	(766)
Corporate	(11,308)	(6,266)
Total homebuilding income (loss) before income taxes	39,633	(661)
Financial services	2,071	756
Total	$41,704	$95

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate inventories
Maracay	$359,299	$338,259
Pardee Homes	1,261,573	1,218,384
Quadrant Homes	265,644	264,437
Trendmaker Homes	280,475	268,759
TRI Pointe Homes	759,637	737,662
Winchester Homes	267,520	237,935
Total	$3,194,148	$3,065,436

Total assets
Maracay	$401,387	$382,262
Pardee Homes	1,382,226	1,300,047
Quadrant Homes	328,654	331,187
Trendmaker Homes	350,155	353,610
TRI Pointe Homes	948,577	930,348
Winchester Homes	310,457	291,456
Corporate	541,751	241,357
Total homebuilding assets	4,263,207	3,830,267
Financial services	29,846	28,423
Total	$4,293,053	$3,858,690

3.	Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$31,883	$71
Denominator:
Basic weighted-average shares outstanding	134,361,148	141,865,270
Effect of dilutive shares:
Stock options and unvested restricted stock units	677,333	524,893
Diluted weighted-average shares outstanding	135,038,481	142,390,163
Earnings per share
Basic	$0.24	$0.00
Diluted	$0.24	$0.00
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,687,357	2,864,509

4.	Receivables
Receivables consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Escrow proceeds and other accounts receivable, net	$43,688	$29,282
Warranty insurance receivable (Note 13)	40,013	39,994
Total receivables	$83,701	$69,276

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $419,000 and $426,000 as of March 31, 2020 and December 31, 2019, respectively.

5.	Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Real estate inventories owned:
Homes completed or under construction	$1,128,763	$951,974
Land under development	1,532,370	1,641,354
Land held for future development	154,615	122,847
Model homes	287,491	275,204
Total real estate inventories owned	3,103,239	2,991,379
Real estate inventories not owned:
Land purchase and land option deposits	90,909	74,057
Total real estate inventories not owned	90,909	74,057
Total real estate inventories	$3,194,148	$3,065,436

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The increase in land held for future development is attributable to two projects located in the Inland Empire in California at our Pardee Homes reporting segment that were transferred from land under development.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements, as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest incurred	$20,779	$23,373
Interest capitalized	(20,779)	(23,373)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$192,356	$184,400
Interest capitalized as a cost of inventory	20,779	23,373
Interest previously capitalized as a cost of inventory, included in cost of sales	(16,822)	(14,333)
Capitalized interest in ending inventory	$196,313	$193,440

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	349	5,202
Total	$349	$5,202

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges. No real estate inventory impairments were recorded for the three-month periods ended March 31, 2020 or 2019.
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
As of March 31, 2020, we held equity investments in five active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2020	December 31, 2019
Assets
Cash	$6,623	$8,537
Receivables	5,840	7,393
Real estate inventories	117,447	116,760
Other assets	640	703
Total assets	$130,550	$133,393
Liabilities and equity
Accounts payable and other liabilities	$7,749	$11,009
Company’s equity	11,091	11,745
Outside interests’ equity	111,710	110,639
Total liabilities and equity	$130,550	$133,393

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales	$5,970	$4,111
Other operating expense	(3,756)	(2,752)
Other income, net	(3)	8
Net income	$2,211	$1,367
Company’s equity in income of unconsolidated entities	$1,542	$750

7.	Variable Interest Entities
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
Creditors of the entities with which we have land and lot option agreements have no recourse against us. The maximum exposure to loss under our land and lot option agreements is generally limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the landowner and budget shortfalls and savings will be borne by us. Additionally, we have entered into land banking arrangements which require us to complete development work even if we terminate the option to procure land or lots.

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2020			December 31, 2019
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	42,482	480,818	N/A	42,896	440,974	N/A
Other land option agreements	48,427	415,818	N/A	31,161	358,345	N/A
Total	$90,909	$896,636	$—	$74,057	$799,319	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $6.4 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.	Goodwill and Other Intangible Assets
As of March 31, 2020 and December 31, 2019, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of March 31, 2020, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,524)	20,455	27,979	(7,390)	20,589
Total	$167,283	$(7,524)	$159,759	$167,283	$(7,390)	$159,893

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 5.9 and 6.2 years as of March 31, 2020 and December 31, 2019, respectively. The net carrying amount related to this intangible asset was $3.2 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended March 31, 2020 and 2019. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay for the remainder of 2020, the next four years and thereafter is (in thousands):

Remainder of 2020	$400
2021	534
2022	534
2023	534
2024	534
Thereafter	619
Total	$3,155

9.	Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$26,509	$24,070
Refundable fees and other deposits	26,994	30,242
Development rights, held for future use or sale	2,159	2,213
Deferred loan costs—loans payable	4,027	4,345
Operating properties and equipment, net	60,882	57,803
Lease right-of-use assets	50,050	50,947
Other	3,338	3,805
Total	$173,959	$173,425

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related costs	$17,884	$42,798
Warranty reserves (Note 13)	76,487	76,607
Estimated cost for completion of real estate inventories	89,132	90,899
Customer deposits	28,048	20,390
Income tax liability to Weyerhaeuser	346	346
Accrued income taxes payable	7,757	1,530
Liability for uncertain tax positions (Note 15)	486	486
Accrued interest	18,913	11,952
Other tax liability	8,095	8,448
Lease liabilities	55,160	56,125
Other	13,252	12,462
Total	$315,560	$322,043

11.	Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
4.875% Senior Notes due July 1, 2021	$300,000	$300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
Discount and deferred loan costs	(15,075)	(16,015)
Total	$1,034,925	$1,033,985

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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
As of March 31, 2020, there were $10.4 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $16.7 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loan facility	$250,000	$250,000
Unsecured revolving credit facility	500,000	—
Total	$750,000	$250,000

On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision that allowed the Company to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 4.375% Senior Notes that matured on June 15, 2019. The Company may increase the Credit Facility to not more than $1 billion in the aggregate, at its request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. The Company may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25%

to 2.00%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2020, we had $500 million of outstanding debt under the Revolving Facility with an interest rate of 2.15% per annum and there was $53.4 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 2.93%. As of March 31, 2020, there were $4.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $1.4 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, we had outstanding letters of credit of $46.6 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended March 31, 2020 and 2019, the Company incurred interest of $20.8 million and $23.4 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Accrued interest related to all outstanding debt at March 31, 2020 and December 31, 2019 was $18.9 million and $12.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2020 and December 31, 2019.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at March 31, 2020 and December 31, 2019, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2020		December 31, 2019
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,045,373	$925,500	$1,045,072	$1,104,750
Unsecured revolving credit facility (2)	Level 2	$500,000	$500,000	$—	$—
Term loan facility (2)	Level 2	$250,000	$250,000	$250,000	$250,000
 __________

(1)
The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $10.4 million and $11.1 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the Senior Notes at March 31, 2020 and December 31, 2019 is based on quoted market prices.

(2)	The estimated fair value of the Credit Facility and Term Loan Facility as of March 31, 2020 approximated book value due to the variable interest rate terms of these loans.

At March 31, 2020 and December 31, 2019, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the three months ended March 31, 2020 or the year ended December 31, 2019.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had $319,000 and $419,000 of legal reserves as of March 31, 2020 and December 31, 2019, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $40.0 million as of both March 31, 2020 and December 31, 2019, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Warranty reserves, beginning of period	$76,607	$71,836
Warranty reserves accrued	5,156	4,270
Warranty expenditures	(5,276)	(5,159)
Warranty reserves, end of period	$76,487	$70,947

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $627.3 million and $611.6 million, respectively. As of March 31, 2020 and December 31, 2019, our estimated cost to complete obligations related to these surety bonds was $399.9 million and $382.3 million, respectively.
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

For one of these leases, we are responsible for making lease payments to the landowner, and we collect sublease payments from the buyers of the buildings. This ground lease has been subleased through 2041 to the buyers of the commercial buildings. For the second lease, the buyers of the buildings are responsible for making lease payments directly to the landowner, however, we have guaranteed the performance of the buyers/lessees. See below for additional information on leases (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$2,338	$2,044
Ground lease cost (included in other operations expense)	624	590
Sublease income, ground leases (included in other operations revenue)	(618)	(598)
Net lease cost	$2,344	$2,036

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,014	$1,609
Ground lease cash flows (included in operating cash flows)	$624	$608
Right-of-use assets obtained in exchange for new operating lease liabilities	$20	$1,707

	March 31, 2020	December 31, 2019
Weighted-average discount rate:
Operating leases	5.9%	5.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.9	6.1
Ground leases	47.8	48.1

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2020	$7,241	$2,302
2021	7,198	3,070
2022	5,602	3,070
2023	4,496	3,070
2024	2,772	3,070
Thereafter	6,407	83,516
Total lease payments	$33,716	$98,098
Less: Interest	6,154	70,501
Present value of operating lease liabilities	$27,562	$27,597
(1)     Ground leases are fully subleased through 2041, representing $66.3 million of the $98.1 million future ground lease obligations.

14.	Stock-Based Compensation
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2020, there were 5,318,795 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2020	2019
Total stock-based compensation	$3,625	$3,435

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2020, total unrecognized stock-based compensation related to all stock-based awards was $30.6 million and the weighted average term over which the expense was expected to be recognized was 2.3 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	891,343	$15.03	3.4	$994
Granted	—	—	—	—
Exercised	(56,598)	$12.47	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2020	834,745	$15.20	3.2	$—
Options exercisable at March 31, 2020	834,745	$15.20	3.2	$—

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2019	3,384,351	$12.39	$52,694
Granted	1,411,553	$18.71	—
Vested	(921,461)	$13.31	—
Forfeited	(550,994)	$8.92	—
Nonvested RSUs at March 31, 2020	3,323,449	$15.40	$30,609

RSUs that vested, as reflected in the table above, during the three months ended March 31, 2020 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the three months ended March 31, 2020 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On February 20, 2020, the Company granted an aggregate of 547,166 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR'”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2020 to December 31, 2022. The fair value of these performance-based RSUs was determined to be $19.36 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

On February 20, 2020, the Company granted an aggregate of 207,300 performance-based RSUs to the Company’s division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2020 to December 31, 2022. The fair value of these performance-based RSUs was measured using a price of $18.39, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

On March 9, 2020 and February 20, 2020, the Company granted an aggregate of 17,692 and 639,395, respectively, time-based RSUs to certain employees and officers. The RSUs granted vest in equal installment annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on March 9, 2020 and February 20, 2020 was measured using a price of $14.13 and $18.39 per share, respectively, which were the closing stock prices on the dates of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On February 28, 2019, the Company granted 247,619, 238,095 and 114,285 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 30% to TSR, with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (ii) 70% to earnings per share. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2019 to December 31, 2021. The fair value of the performance-based RSUs related to the TSR metric was determined to be $8.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.60 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.
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
We had net deferred tax assets of $46.3 million and $49.9 million as of March 31, 2020 and December 31, 2019.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of both March 31, 2020 and December 31, 2019.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of both March 31, 2020 and December 31, 2019, we had an income tax liability to Weyerhaeuser of $346,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the three months ended March 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $9.8 million and $24,000 for the three months ended March 31, 2020 and 2019, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $486,000 of uncertain tax positions recorded as of both March 31, 2020 and December 31, 2019.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.	Related Party Transactions
We had no related party transactions for the three months ended March 31, 2020 and 2019.

17.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(8,220)	$(13,697)
Income taxes paid (refunded), net	$9	$(2,538)
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$302	$505
Amortization of deferred loan costs capitalized to real estate inventory	$957	$1,415

18.	Supplemental Guarantor Information
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
2024 Notes
TRI Pointe Group and TRI Pointe Homes are co-issuers of the 2024 Notes. All of the Guarantors (other than TRI Pointe Homes) have entered into supplemental indentures pursuant to which they jointly and severally guarantee the obligations of TRI Pointe Group and TRI Pointe Homes with respect to the 2024 Notes. Each Guarantor of the 2024 Notes is 100% owned by TRI Pointe Group and TRI Pointe Homes, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2024 Notes, as described below.
A Guarantor of the 2024 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by TRI Pointe or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into TRI Pointe or another Guarantor, with TRI Pointe or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of TRI Pointe or any other Guarantor which gave rise to such Guarantor guaranteeing the 2024 Notes; (vi) TRI Pointe exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable indenture are discharged.
Presented below are the condensed consolidating balance sheets at March 31, 2020 and December 31, 2019, condensed consolidating statements of operations for the three months ended March 31, 2020 and 2019 and condensed consolidating statement of cash flows for the three months ended March 31, 2020 and 2019.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	March 31, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$496,116	$128,013	$—	$624,129
Receivables	21,554	62,147	—	83,701
Intercompany receivables	637,118	—	(637,118)	—
Real estate inventories	759,636	2,434,512	—	3,194,148
Investments in unconsolidated entities	—	11,091	—	11,091
Goodwill and other intangible assets, net	156,604	3,155	—	159,759
Investments in subsidiaries	1,909,197	—	(1,909,197)	—
Deferred tax assets, net	9,020	37,246	—	46,266
Other assets	9,508	164,451	—	173,959
Total assets	$3,998,753	$2,840,615	$(2,546,315)	$4,293,053

Liabilities
Accounts payable	$17,173	$60,102	$—	$77,275
Intercompany payables	—	637,118	(637,118)	—
Accrued expenses and other liabilities	81,374	234,186	—	315,560
Loans payable	750,000	—	—	750,000
Senior notes	1,034,925	—	—	1,034,925
Total liabilities	1,883,472	931,406	(637,118)	2,177,760

Equity
Total stockholders’ equity	2,115,281	1,909,197	(1,909,197)	2,115,281
Noncontrolling interests	—	12	—	12
Total equity	2,115,281	1,909,209	(1,909,197)	2,115,293
Total liabilities and equity	$3,998,753	$2,840,615	$(2,546,315)	$4,293,053

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$186,200	$142,811	$—	$329,011
Receivables	26,016	43,260	—	69,276
Intercompany receivables	576,846	—	(576,846)	—
Real estate inventories	737,662	2,327,774	—	3,065,436
Investments in unconsolidated entities	—	11,745	—	11,745
Goodwill and other intangible assets, net	156,604	3,289	—	159,893
Investments in subsidiaries	1,870,885	—	(1,870,885)	—
Deferred tax assets, net	9,020	40,884	—	49,904
Other assets	14,676	158,749	—	173,425
Total assets	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Liabilities
Accounts payable	$14,915	$51,205	$—	$66,120
Intercompany payables	—	576,846	(576,846)	—
Accrued expenses and other liabilities	92,479	229,564	—	322,043
Loans payable	250,000	—	—	250,000
Senior notes	1,033,985	—	—	1,033,985
Total liabilities	1,391,379	857,615	(576,846)	1,672,148

Equity
Total stockholders’ equity	2,186,530	1,870,885	(1,870,885)	2,186,530
Noncontrolling interests	—	12	—	12
Total equity	2,186,530	1,870,897	(1,870,885)	2,186,542
Total liabilities and equity	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$158,670	$436,168	$—	$594,838
Land and lot sales revenue	—	—	—	—
Other operations revenue	—	618	—	618
Total revenues	158,670	436,786	—	595,456
Cost of home sales	135,900	336,982	—	472,882
Cost of land and lot sales	—	202	—	202
Other operations expense	—	624	—	624
Sales and marketing	10,435	32,202	—	42,637
General and administrative	19,343	20,494	—	39,837
Homebuilding (loss) income from operations	(7,008)	46,282	—	39,274
Equity in income of unconsolidated entities	—	(14)	—	(14)
Other income, net	192	181	—	373
Homebuilding (loss) income before income taxes	(6,816)	46,449	—	39,633
Financial Services:
Revenues	—	1,594	—	1,594
Expenses	—	1,079	—	1,079
Equity in income of unconsolidated entities	—	1,556	—	1,556
Financial services income before income taxes	—	2,071	—	2,071
(Loss) income before income taxes	(6,816)	48,520	—	41,704
Equity of net income of subsidiaries	38,699	—	(38,699)	—
Provision for income taxes	—	(9,821)	—	(9,821)
Net income	$31,883	$38,699	$(38,699)	$31,883

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$171,791	$320,912	$—	$492,703
Land and lot sales revenue	—	1,029	—	1,029
Other operations revenue	—	598	—	598
Total revenues	171,791	322,539	—	494,330
Cost of home sales	145,075	276,461	—	421,536
Cost of land and lot sales	—	1,495	—	1,495
Other operations expense	—	590	—	590
Sales and marketing	9,299	29,690	—	38,989
General and administrative	19,479	19,118	—	38,597
Homebuilding loss from operations	(2,062)	(4,815)	—	(6,877)
Equity in loss of unconsolidated entities	—	(25)	—	(25)
Other income, net	6,140	101	—	6,241
Homebuilding income (loss) before income taxes	4,078	(4,739)	—	(661)
Financial Services:
Revenues	—	302	—	302
Expenses	—	321	—	321
Equity in income of unconsolidated entities	—	775	—	775
Financial services income before income taxes	—	756	—	756
Income (loss) before income taxes	4,078	(3,983)	—	95
Equity of net (loss) income of subsidiaries	(4,007)	—	4,007	—
Provision for income taxes		(24)	—	(24)
Net income (loss)	$71	$(4,007)	$4,007	$71

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash used in operating activities	$(21,426)	$(67,548)	$—	$(88,974)
Cash flows from investing activities:
Purchases of property and equipment	(2,801)	(5,438)	—	(8,239)
Proceeds from sale of property and equipment	—	17	—	17
Investments in unconsolidated entities	—	(929)	—	(929)
Intercompany	(59,100)	—	59,100	—
Net cash used in investing activities	(61,901)	(6,350)	59,100	(9,151)
Cash flows from financing activities:
Borrowings from debt	500,000	—	—	500,000
Debt issuance costs	—	—	—	—
Proceeds from issuance of common stock under share-based awards	689	1	—	690
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,445)	(1)	—	(5,446)
Share repurchases	(102,001)	—	—	(102,001)
Intercompany	—	59,100	(59,100)	—
Net cash provided by financing activities	393,243	59,100	(59,100)	393,243
Net increase (decrease) in cash and cash equivalents	309,916	(14,798)	—	295,118
Cash and cash equivalents–beginning of period	186,200	142,811	—	329,011
Cash and cash equivalents–end of period	$496,116	$128,013	$—	$624,129

Condensed Consolidating Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,054	$(129,979)	$—	$(114,925)
Cash flows from investing activities:
Purchases of property and equipment	(2,065)	(5,159)	—	(7,224)
Proceeds from sale of property and equipment	—	7	—	7
Investments in unconsolidated entities	—	(231)	—	(231)
Intercompany	(98,723)	—	98,723	—
Net cash used in investing activities	(100,788)	(5,383)	98,723	(7,448)
Cash flows from financing activities:
Repayment of notes payable	(10)	—	—	(10)
Debt issuance costs	(3,124)	—	—	(3,124)
Proceeds from issuance of common stock under share-based awards	198	—	—	198
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,605)	—	—	(3,605)
Intercompany	—	98,723	(98,723)	—
Net cash (used in) provided by financing activities	(6,541)	98,723	(98,723)	(6,541)
Net decrease in cash and cash equivalents	(92,275)	(36,639)	—	(128,914)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$55,854	$92,928	$—	$148,782

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Forward-Looking Statements
Forward-looking statements that are included in this Quarterly Report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, the anticipated impact of natural disasters or contagious diseases on our operations, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending.
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•
the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak, the duration of existing social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;

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

•	the risk of loss from acts of war, terrorism or outbreaks of contagious diseases, such as COVID-19;

•	transportation costs;

•	federal and state tax policies;

•	the effect of land use, environment and other governmental laws and regulations;

•	legal proceedings or disputes and the adequacy of reserves;

•
risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;

•	changes in accounting principles;

•	risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and

•
other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings we make with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview
Our first quarter 2020 results reflect positive momentum from 2019, aided by favorable housing market fundamentals, including low interest rates and a relatively constrained supply of homes. While our first quarter 2020 results were positive, and reflect the highest first quarter demand in our history, the emergence of COVID-19 has impacted, and will continue to impact, our business and operations.
On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a global pandemic, and on March 13, 2020, the United States issued a proclamation declaring a national emergency concerning COVID-19. As a result of the pandemic, in the United States, a number of states and municipalities issued shelter-in-place orders or similar mandates for individuals not engaged in essential activities to remain at home other than for essential needs. Most of the states, counties and cities in which we operate have designated residential homebuilding as an essential business activity, which has allowed us to continue operations in such markets. However, in jurisdictions where homebuilding has not been deemed an essential business activity, including Seattle, Washington and the Bay Area in California, we have generally ceased construction activities. Notwithstanding, we can continue to sell homes in these jurisdictions through digital platforms.
In response to the WHO declaration and governmental shelter-in-place orders, we implemented new operating measures relating to our sales, construction and other operations, including protocols relating to social distancing, enhanced sanitation, monitoring of symptoms related to COVID-19 and other processes. Under these measures, we have encouraged employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice; our new home galleries and design studios have transitioned to virtual appointments or appointment-only with pre-screened individuals, as permitted by law; we have instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home sales galleries and design studios, and with respect to trade partners and their employees on our jobsites); and we have postponed non-essential customer care service and warranty requests. We have continued to encourage our construction team members to report to their assigned communities in the jurisdictions where homebuilding has been deemed an essential activity or is otherwise permitted by applicable government authorities. We have also encouraged our employees to use our virtual working and communication platforms in lieu of holding in-person meetings whenever possible.

Highlights of the quarter include a monthly absorption rate of 3.9, resulting in 1,661 net new home orders, up 26% from the prior year. As of the end of the quarter, we had 2,455 units in backlog, representing $1.6 billion in backlog dollar value, up 33% and 31% from the prior-year period, respectively. For the quarter, we delivered 958 homes at an average sales price of $621,000 during the quarter, resulting in home sales revenue of $594.8 million. Our homebuilding gross margin percentage for the quarter was 20.5% and we ended the quarter with net income of $31.9 million. In addition, we ended the quarter with total liquidity of $677.5 million, including cash and cash equivalents of $624.1 million and $53.4 million of availability under our unsecured revolving credit facility.
Our results for the three months ended March 31, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 has impacted, and will continue to impact, our business and operations.
Impact of COVID-19 and Business Outlook
The COVID-19 outbreak and the measures taken by governmental authorities to contain its spread have resulted in substantial adverse effects on the United States economy, and while we cannot predict with any certainty what the future will hold, we expect that the United States will experience an economic recession along with financial stress that is reminiscent of the 2008 global financial crisis. The full impact of COVID-19 on the United States economy and our business and operations remains unknown, as the velocity of this economic slowdown and the subsequent job losses are unique and historical in many ways. While we expect that the homebuilding industry will be impacted by these events, given the dynamic nature of the situation, we cannot reasonably estimate the duration and severity of such impact. However, we anticipate that such impacts may include reduced consumer confidence, difficulties in obtaining financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, increased unemployment levels, declining wage growth and fluctuating interest rates. The uncertainty surrounding the containment of this virus, in the form of testing, vaccination and/or treatments, is a key unknown, and the ultimate strategy adopted to address the pandemic will substantially impact the form of any resulting economic recovery. Similarly, the extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, existing and future federal, state and local restrictions regarding virus containment, as we believe these factors are highly correlated with consumer strength as it relates to employment and economic well-being.
As of the date of this report, applicable authorities in the State of Washington and the Bay Area in California have issued orders that have required us to cease construction activities, which we anticipate will have a material and adverse impact on our ability to meet applicable development and construction timelines, as well as sales activity, in such markets in the event such prohibitions remain in effect for a significant duration. While we continue to build and sell homes in almost all of our markets, net new orders and traffic in our sales offices have both slowed significantly due to the impact of COVID-19. With a near shutdown of large portions of our national economy, we expect home sales to continue to slow and both incentives and cancellations to increase, even while we maintain and enhance our sales, construction and closing operations. Further, the new protocols we implemented in response to the WHO declaration and governmental shelter-in-place orders affected our business and operations during the last several weeks of the first quarter, and continue to affect our business and operations as of the date of this report, in many regards, including by delaying home deliveries, requiring a substantial investment of time and resources by our management and organization and causing other material disruptions to our normal operations.
As noted above, as of March 31, 2020, we had total liquidity of $677.5 million. We have implemented a strategy to maximize operating cash flows and maintain our existing liquidity by reducing or deferring cash expenditures as much as possible, including negotiating with land sellers and developers to extend the closing date of land acquisitions and lot take-downs, as well as postponing land development activities for certain communities.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Homebuilding:
Home sales revenue	$594,838	$492,703
Land and lot sales revenue	—	1,029
Other operations revenue	618	598
Total revenues	595,456	494,330
Cost of home sales	472,882	421,536
Cost of land and lot sales	202	1,495
Other operations expense	624	590
Sales and marketing	42,637	38,989
General and administrative	39,837	38,597
Homebuilding income (loss) from operations	39,274	(6,877)
Equity in loss of unconsolidated entities	(14)	(25)
Other income, net	373	6,241
Homebuilding income (loss) before income taxes	39,633	(661)
Financial Services:
Revenues	1,594	302
Expenses	1,079	321
Equity in income of unconsolidated entities	1,556	775
Financial services income before income taxes	2,071	756
Income before income taxes	41,704	95
Provision for income taxes	(9,821)	(24)
Net income	$31,883	$71
Earnings per share
Basic	$0.24	$0.00
Diluted	$0.24	$0.00
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	240	15.3	5.2	161	11.8	4.5	49%	30%	15%
Pardee Homes	475	41.5	3.8	433	44.5	3.2	10%	(7)%	18%
Quadrant Homes	126	7.0	6.0	75	7.2	3.5	68%	(3)%	73%
Trendmaker Homes	234	30.2	2.6	243	39.3	2.1	(4)%	(23)%	25%
TRI Pointe Homes	414	32.8	4.2	295	30.8	3.2	40%	6%	32%
Winchester Homes	172	14.0	4.1	114	14.2	2.7	51%	(1)%	53%
Total	1,661	140.8	3.9	1,321	147.8	3.0	26%	(5)%	32%

Net new home orders for the three months ended March 31, 2020 increased by 340 orders, or 26%, to 1,661, compared to 1,321 during the prior-year period.  The increase in net new home orders was due to a 32% increase in monthly absorption rates, offset by a 5% decrease in average selling communities. New home order demand was exceptionally strong through January and February of 2020, and remained strong into early March before the COVID-19 pandemic and the measures taken to contain its spread, as well as the resulting consumer impact, dramatically shifted demand across all of our markets. Net new home orders and monthly absorption rates were severely impacted during the second half of March and, as of the date of this report, continue to be impacted into April. As a result, our results for the three months ended March 31, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 has impacted, and will continue to impact, our business and operations.
Maracay reported a 49% increase in net new home orders driven by a 30% increase in average selling communities and a 15% increase in monthly absorption rates. The increase in Maracay’s monthly absorption rate to 5.2 for the three months ended March 31, 2020 was driven by strong demand for Maracay’s new community openings during the current-year period as well as strong market fundamentals in Arizona throughout most of the quarter. Pardee Homes reported a 10% increase in net new home orders largely driven by an 18% increase in monthly absorption rates offset by a 7% decrease in average selling communities. The increase in monthly absorption rate was due to strong demand environments in our Los Angeles, Inland Empire, San Diego and Las Vegas markets. Net new home orders increased 68% at Quadrant Homes due to a 73% increase in monthly absorption rate during the current-year period as compared to the prior-year period. The increase in monthly absorption rate to 6.0 was due to a more stable demand environment for most of the quarter compared to the prior-year period. Trendmaker Homes’ net new home orders decreased 4% due to a 23% decrease in average selling communities offset by a 25% increase in monthly absorption rate. We experienced stronger demand in our Houston and Austin markets for most of the quarter, while demand in our Dallas–Fort Worth market decreased slightly. In addition to the impacts from COVID-19 beginning in mid-March 2020, we believe the Houston market was impacted during the last several weeks of the quarter by the Russia and Saudi Arabia oil price conflict, as the energy sector comprises a substantial percentage of the Houston economy and the uncertainty stemming from these events likely resulted in a negative impact on housing demand. TRI Pointe Homes’ net new home orders increased 40% due to a 32% increase in the monthly absorption rate and a 6% increase in average selling communities. The increase in TRI Pointe Homes’ monthly absorption rate was driven by stronger market conditions in both our California and Colorado markets compared to the prior-year period. Winchester Homes reported a 51% increase in net new home orders as a result of a 53% increase in monthly absorption rate. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand and more favorable overall market conditions compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2020			As of March 31, 2019			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	430	$239,555	$557	238	$139,862	$588	81%	71%	(5)%
Pardee Homes	678	491,236	725	593	472,729	797	14%	4%	(9)%
Quadrant Homes	163	145,873	895	77	75,599	982	112%	93%	(9)%
Trendmaker Homes	370	183,012	495	402	196,256	488	(8)%	(7)%	1%
TRI Pointe Homes	517	365,638	707	371	247,399	667	39%	48%	6%
Winchester Homes	297	193,167	650	161	105,993	658	84%	82%	(1)%
Total	2,455	$1,618,481	$659	1,842	$1,237,838	$672	33%	31%	(2)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 13% and 15% during the three-month periods ended March 31, 2020 and 2019, respectively. Due to the timing of the COVID-19 pandemic relative to the current-year period end, the impact of cancellations on our results for the three months ended March 31, 2020 is not representative of the cancellation volume we expect to experience as a result of the COVID-19 pandemic and the related preventative and mitigative measures taken by applicable governmental authorities. As of the date of this report, our cancellation rates continued to increase as economic uncertainties continue to develop. The dollar value of backlog was $1.6 billion as of March 31, 2020, an increase of $380.6 million, or 31%, compared to $1.2 billion as of March 31, 2019.  This increase was due to an increase in backlog units of 613, or 33%, to 2,455 as of March 31, 2020, compared to 1,842 as of March 31, 2019, offset by a 2% decrease in the average sales price of homes in backlog to $659,000 as of March 31, 2020, compared to $672,000 as of March 31, 2019. Our results for the three months ended March 31, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 has impacted, and will continue to impact, our business and operations.
Maracay’s backlog dollar value increased 71% compared to the prior-year period due to an 81% increase in backlog units offset by a 5% decrease in average sales price. The increase in backlog units is due to the strong market conditions in Arizona for most of the current-year period and the success of recently opened communities. In addition, we opened the current-year period with a higher number of backlog units, which resulted in higher carryforward of opening backlog units in the current-year period compared to the prior-year period, which had been impacted by the housing slowdown in late 2018. Pardee Homes’ backlog dollar value increased 4% due to an increase in backlog units of 14% offset by a decrease in average sales price of 9%. The increase in backlog units is largely due to the strong demand environment we experienced for most of the quarter, in addition to a higher carryforward of backlog to start the current-year period. Quadrant Homes’ backlog dollar value increased 93% as a result of a 112% increase in backlog units offset by a 9% decrease in average sales price. The increase in backlog units was a result of starting the current-year period with an increase in backlog units, which further increased due to the 68% increase in net new home orders during the period, as market conditions in Seattle were very strong for most of the quarter. Trendmaker Homes’ backlog dollar value decreased 7% due primarily to an 8% decrease in backlog units. The decrease in backlog units resulted primarily from a 23% decrease in average selling communities for the quarter, as we experienced a strong demand environment for most of the quarter. TRI Pointe Homes’ backlog dollar value increased 48% mainly due to a 39% increase in backlog units, which correlates to the 40% increase in net new home orders for the quarter. Winchester Homes’ backlog dollar value increased 82% due primarily to an 84% increase in backlog units. The increase in backlog units is a result of the 51% increase in net new home orders for the three months ended March 31, 2020 in addition to a significantly higher unit backlog to start the current-year period compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	140	$71,752	$513	74	$39,561	$535	89%	81%	(4)%
Pardee Homes	257	178,402	694	242	134,863	557	6%	32%	25%
Quadrant Homes	52	43,457	836	44	43,273	983	18%	—%	(15)%
Trendmaker Homes	209	96,120	460	154	70,120	455	36%	37%	1%
TRI Pointe Homes	226	158,670	702	242	171,791	710	(7)%	(8)%	(1)%
Winchester Homes	74	46,437	628	58	33,095	571	28%	40%	10%
Total	958	$594,838	$621	814	$492,703	$605	18%	21%	3%

Home sales revenue increased $102.1 million, or 21%, to $594.8 million for the three months ended March 31, 2020. The increase was comprised of (i) $87.1 million related to an increase of 144 new homes delivered in the three months ended March 31, 2020 compared to the prior-year period, and (ii) $15.0 million related to an increase of $16,000 in average sales price of homes delivered in the three months ended March 31, 2020 compared to the prior-year period. Our results for the three months ended March 31, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 has impacted, and will continue to impact, our business and operations.
Maracay home sales revenue increased 81% due to an 89% increase in new homes delivered during the current-year period. The increase in new homes delivered is due to a 119% increase in backlog units to start the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue increased 32% due to a 25% increase in average sales price and a 6% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher-priced California assets in the current-year period, particularly from our San Diego market. Quadrant Homes’ home sales revenue remained steady due to the offsetting impacts of an 18% increase in new homes delivered and a 15% decrease in average sales price. The increase in new homes delivered was due to starting the current-year period with a higher number of backlog units compared to the prior-year period. Trendmaker Homes’ home sales revenue increased 37% due to a 36% increase in new homes delivered. The increase in new homes delivered was due to the timing of deliveries and starting the current-year period with a higher number of backlog units. TRI Pointe Homes’ home sales revenue decreased 8% due primarily to a 7% decrease in new homes delivered. The decrease in new homes delivered was driven by the timing of deliveries. Home sales revenue increased at Winchester Homes by 40% due to a 28% increase in new homes delivered and a 10% increase in average sales price. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2020	%	2019	%
Home sales revenue	$594,838	100.0%	$492,703	100.0%
Cost of home sales	472,882	79.5%	421,536	85.6%
Homebuilding gross margin	121,956	20.5%	71,167	14.4%
Add: interest in cost of home sales	16,822	2.8%	14,191	2.9%
Add: impairments and lot option abandonments	349	0.1%	5,202	1.1%
Adjusted homebuilding gross margin(1)	$139,127	23.4%	$90,560	18.4%
Homebuilding gross margin percentage	20.5%		14.4%
Adjusted homebuilding gross margin percentage(1)	23.4%		18.4%
__________

(1)	Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 20.5% for the three months ended March 31, 2020 as compared to 14.4% for the prior-year period.  The increase in gross margin percentage was due to a decrease in incentives as compared to the prior-year period, during which we experienced weaker pricing trends, in addition to higher current quarter revenue from some of our long-term California communities, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.4% for the three months ended March 31, 2020, compared to 18.4% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$42,637	$38,989	7.2%	7.9%
General and administrative (G&A)	39,837	38,597	6.7%	7.8%
Total sales and marketing and G&A	$82,474	$77,586	13.9%	15.7%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 13.9% for the three months ended March 31, 2020, compared to 15.7% in the prior-year period. Total SG&A expense increased $4.9 million to $82.5 million for the three months ended March 31, 2020 from $77.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 7.2% for the three months ended March 31, 2020, compared to 7.9% for the prior-year period. The decrease was due primarily to higher leverage on the fixed components of sales and marketing expense as a result of the 21% increase in homebuilding revenue compared to the prior-year period. Sales and marketing expense increased to $42.6 million for the three months ended March 31, 2020 compared to $39.0 million in the prior-year period due primarily to higher variable commission costs associated with higher home sales revenue.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 6.7% of home sales revenue for the three months ended March 31, 2020 compared to 7.8% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 21% increase in homebuilding revenue compared to the prior-year period.  G&A expense increased to $39.8 million for the three months ended March 31, 2020 compared to $38.6 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $20.8 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended March 31, 2020, we recorded a tax provision of $9.8 million based on an effective tax rate of 23.5%.  For the three months ended March 31, 2019, we recorded a tax provision of $24,000 based on an effective tax rate of 25.3%. The increase in provision for income taxes is due to a $41.6 million increase in income before income taxes to $41.7 million for the three months ended March 31, 2020, compared to $95,000 for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $2.1 million for the three months ended March 31, 2020 compared to $756,000 for the prior-year period.  This increase is due to higher home sales volume in the three months ended March 31, 2020 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current year. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow, and property and casualty insurance operations.
Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	March 31,		Increase (Decrease)
	2020	2019	Amount	%
Lots Owned
Maracay	2,234	2,272	(38)	(2)%
Pardee Homes	12,999	13,523	(524)	(4)%
Quadrant Homes	1,013	854	159	19%
Trendmaker Homes	2,891	1,787	1,104	62%
TRI Pointe Homes	2,736	2,914	(178)	(6)%
Winchester Homes	987	1,291	(304)	(24)%
Total	22,860	22,641	219	1%
Lots Controlled(1)
Maracay	1,493	738	755	102%
Pardee Homes	328	731	(403)	(55)%
Quadrant Homes	38	694	(656)	(95)%
Trendmaker Homes	2,507	611	1,896	310%
TRI Pointe Homes	4,068	927	3,141	339%
Winchester Homes	713	359	354	99%
Total	9,147	4,060	5,087	125%
Total Lots Owned or Controlled(1)	32,007	26,701	5,306	20%
__________

(1)	As of March 31, 2020 and 2019, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2020 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. In early March 2020, we borrowed $100 million under our revolving credit facility for normal operating purposes. Due to the economic impact of the COVID-19 pandemic, and for the purpose of safeguarding our balance sheet as the credit and banking market showed signs of distress in the wake of the outbreak, later in March 2020, we borrowed an additional $400 million under our revolving credit facility. While the current economic environment is unprecedented, and the ultimate effects of COVID-19 and the related restrictions imposed on businesses and individuals across the world remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations. While acquiring desirable land positions is critical to our long-term growth initiatives, under the current conditions we are focused primarily on maintaining a strong balance sheet while maximizing flexibility as to future land spend. As of March 31, 2020, we had total liquidity of $677.5 million, including cash and cash equivalents of $624.1 million and $53.4 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
TRI Pointe Group and its wholly owned subsidiary TRI Pointe Homes, Inc. (“TRI Pointe Homes”) are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2020, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision, which allowed us to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 4.375% Senior Notes that matured on June 15, 2019. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $75 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on our leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2020, we had $500 million of outstanding debt under the Revolving Facility with an interest rate of 2.15% per annum and there was $53.4 million of availability after considering the borrowing base provisions and outstanding letters of credit.  As of March 31, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 2.93%. As of March 31, 2020, there were $4.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $1,400,000 and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, we had outstanding letters of credit of $46.6 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2020	2020
Consolidated Tangible Net Worth	$1,954,707	$1,469,129
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	37.8%	≤55%
(Not to exceed 55%)
Interest Coverage Test	5.3	≥1.5
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
As of March 31, 2020, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 13, 2020, our board of directors discontinued and cancelled our 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2020, we repurchased and retired an aggregate of 6,558,323 shares of our common stock under the 2020 Repurchase Program for $102.0 million.

Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Loans Payable	$750,000	$250,000
Senior Notes	1,034,925	1,033,985
Total debt	1,784,925	1,283,985
Stockholders’ equity	2,115,281	2,186,530
Total capital	$3,900,206	$3,470,515
Ratio of debt-to-capital(1)	45.8%	37.0%

Total debt	$1,784,925	$1,283,985
Less: Cash and cash equivalents	(624,129)	(329,011)
Net debt	1,160,796	954,974
Stockholders’ equity	2,115,281	2,186,530
Net capital	$3,276,077	$3,141,504
Ratio of net debt-to-net capital(2)	35.4%	30.4%
__________

(1)	The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.

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

Cash Flows—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

•
Net cash used in operating activities decreased by $26.0 million to $89.0 million for the three months ended March 31, 2020, from net cash used of $114.9 million for the three months ended March 31, 2019. The change was comprised of offsetting activity, including (i) an increase in net income to $31.9 million for the three months ended March 31, 2020 compared to $71,000 in the prior-year period, (ii) a decrease in cash used for accrued expenses and other liabilities to $5.6 million in the three months ended March 31, 2020 compared to $73.4 million in the prior-year period, offset by (iii) an increase in cash used for real estate inventory to $127.5 million in the three months ended March 31, 2020 compared to $29.7 million in the prior-year period. Additional offsetting activity included changes in other assets, receivables, accounts payable, deferred income taxes and returns on investments in unconsolidated entities.

•
Net cash used in investing activities was $9.2 million for the three months ended March 31, 2020, compared to $7.4 million for the prior-year period.  The increase in cash used in investing activities was due mainly to an increase in purchases of property and equipment.

•
Net cash provided by financing activities was $393.2 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $6.5 million for the prior-year period. The increase in net cash provided by financing activities was due primarily to our borrowing of $500 million under our Revolving Facility offset by $102.0 million of cash used for share repurchases for the three months ended March 31, 2020 compared to no similar cash transaction for the prior-year period.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2020, we had $90.9 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $896.6 million (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of March 31, 2020 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Arroyo Seco	2020	44	—	44	12	—	$414 - $478
City of Chandler:
Mission Estates	2019	26	18	8	8	6	$537 - $598
Windermere Ranch	2019	91	28	63	34	8	$521 - $561
Canopy North	2020	129	—	12	—	—	$459 - $528
Canopy South	2020	112	—	11	—	—	$539 - $563
City of Gilbert:
Lakes at Annecy	2019	216	48	168	54	12	$285 - $362
Annecy P3	2021	250	—	250	—	—	$236 - $313
Lakeview Trails	2019	92	50	42	30	9	$570 - $655
Lakeview Trails II	2020	68	—	68	—	—	$570 - $655
Copper Bend	2020	38	1	37	26	1	$492 - $511
Avocet at Waterston	2020	115	—	115	2	—	$512 - $597
Brighton at Waterston	2020	88	—	88	5	—	$616 - $660
Domaine at Waterston	2020	128	—	128	2	—	$764 - $809
City of Goodyear:
Villages at Rio Paseo	2018	117	81	36	19	20	$204 - $233
Cottages at Rio Paseo	2018	93	82	11	1	1	$243 - $264
Preserve at Sedella	2021	75	—	75	—	—	$441 - $521
City of Mesa:
Electron at Eastmark	2019	53	48	5	5	10	$364 - $441
Cadence	2021	127	—	127	—	—	$312 - $345
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	—	$425 - $451
Estates at The Meadows	2017	272	178	94	25	16	$524 - $613
Enclave at The Meadows	2018	126	85	41	31	15	$417 - $512
Deseo	2019	94	10	84	38	4	$525 - $619
City of Phoenix:
Navarro Groves	2018	54	53	1	—	—	$439 - $484
Loma @ Avance	2019	124	32	92	28	10	$381 - $440
Ranger @ Avance	2019	145	10	135	41	8	$426 - $498
Piedmont @ Avance	2019	99	14	85	20	12	$505 - $520
Alta @ Avance	2020	26	2	24	10	2	$623 - $652
Town of Queen Creek
Madera 50's	2022	105	—	105	—	—	$330 - $410
Madera 60's	2022	70	—	70	—	—	$391 - $453
Madera 75's	2022	91	—	91	—	—	$463 - $510
Pathfinder South at Spur Cross	2020	53	—	53	23	—	$491 - $511
Pathfinder North at Spur Cross	2020	65	—	65	16	—	$575 - $589
Closed Communities	N/A	—	—	—	—	4
Phoenix, Arizona Total		3,260	808	2,234	430	138
Tucson, Arizona
Closed Communities	N/A	—	—	—	—	2
Tucson, Arizona Total		—	—	—	—	2
Maracay Total		3,260	808	2,234	430	140

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
California
San Diego County:
Sendero	2019	112	72	40	24	11	$1,440 - $1,580
Vista Santa Fe	2019	44	27	17	9	9	$1,910 - $2.010
Terraza	2019	81	60	21	18	14	$1,360 - $1,430
Carmel	2019	105	48	57	21	1	$1,530 - $1,640
Vista Del Mar	2019	79	37	42	17	4	$1,640 - $1,770
Highlands	2021	52	—	52	—	—	$1,640 - $1,930
Sendero Collection	2021	76	—	76	—	—	$1,350 - $1,400
Pacific Highlands Ranch Future	2021	42	—	42	—	—	TBD
Lake Ridge	2018	129	90	39	9	13	$790 - $865
Veraz	2018	111	55	56	11	9	$410 - $490
Solmar	2019	74	21	53	9	12	$390 - $485
Solmar Sur	2021	108	—	108	—	—	$390 - $485
Marea	2020	143	—	143	—	—	$365 - $435
PA61 Townhomes	2021	170	—	170	—	—	TBD
Meadowood	2021	844	—	844	—	—	$390 - $630
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Cresta	2018	67	36	31	14	2	$830 - $890
Verano	2017	95	61	34	3	6	$550 - $650
Arista	2017	143	92	51	17	1	$735 - $800
Lyra	2019	141	41	100	26	8	$650 - $720
Sola	2019	189	63	126	41	2	$580 - $610
Luna	2020	114	—	114	—	—	$615 - $660
Strata	2021	292	—	292	—	—	$550 - $670
Skyline Ranch Future	TBD	334	—	334	—	—	TBD
Riverside County:
Starling	2017	68	67	1	1	1	$425 - $440
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	—	—	$310 - $325
Daybreak	2017	159	128	31	19	5	$360 - $385
Abrio	2018	113	77	36	15	7	$415 - $450
Cascade	2017	194	162	32	16	4	$335 - $360
Beacon	2018	106	77	29	22	6	$510 - $560
Alisio	2019	84	54	30	22	3	$300 - $335
Elan	2019	98	14	84	18	2	$390 - $425
Mira	2019	93	10	83	12	—	$365 - $395
Avid	2019	68	19	49	5	2	$340 - $365
Vita	2019	115	31	84	11	3	$315 - $340
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	58	26	12	6	$455 - $485
Tamarack	2018	84	81	3	3	3	$480 - $510
Braeburn	2018	82	54	28	16	9	$415 - $450
Overland at Spencer's Crossing	2021	85	—	85	—	—	$485 - $515
Canvas	2018	89	67	22	19	9	$405 - $430
Kadence	2018	85	57	28	20	8	$420 - $435
Newpark	2018	93	53	40	6	11	$445 - $490
Easton	2018	92	37	55	19	3	$480 - $530
Compass at Audie Murphy Ranch	2021	52	—	52	—	—	$450 - $510
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Terramor	2022	75	—	75	—	—	TBD

Arroyo	2020	110	—	110	—	—	$305 - $350
Cienega	2020	106	—	106	—	—	$310 - $345
Centerstone	2020	120	—	120	—	—	$320 - $335
Landmark	2020	86	—	86	—	—	$340 - $365
Horizon	2020	57	—	57	—	—	$395 - $420
Atwell Future	2020	3,874	—	3,874	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities	N/A	—	—	—	—	3
California Total		12,848	1,749	11,099	455	177
Nevada
Clark County:
Tera Luna	2018	116	35	81	5	6	$560 - $670
Strada	2017	83	82	1	1	3	$425 - $490
Linea	2018	123	115	8	7	7	$370 - $410
Strada 2.0	2019	92	10	82	25	5	$460 - $550
Arden	2020	79	—	79	—	—	$380 - $422
Capri	2020	114	—	114	—	—	$302 - $328
Arden 2.0	2022	154	—	154	—	—	$370 - $400
Capri 2.0	2022	214	—	214	—	—	$300 - $325
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Evolve	2019	74	33	41	27	8	$305 - $335
Midnight Ridge	2020	104	—	104	29	—	$525 - $645
Axis	2017	52	53	—	—	3	$860 - $1,125
Axis at the Canyons	2019	26	13	12	6	1	$800 - $920
Cobalt	2017	107	80	27	6	6	$380 - $460
Onyx	2018	88	59	29	22	7	$470 - $505
Pivot	2017	88	87	1	—	1	$405 - $470
Nova Ridge	2017	79	71	8	1	2	$685 - $850
Nova Ridge at the Cliffs	2019	29	4	25	7	1	$685 - $850
Corterra	2018	53	36	17	7	2	$455 - $545
Highline	2020	59	—	59	9		$460 - $570
Indigo	2018	202	86	116	20	9	$300 - $370
Larimar	2018	106	40	66	9	9	$355 - $420
Blackstone	2018	105	55	50	12	6	$410 - $510
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	11	43	14	4	$370 - $410
Sandalwood	2020	116	—	116	16	—	$740 - $910
Silverado Entry-Level	2021	96	—	96	—	—	$400 - $450
Silverado Move-Up	2021	93	—	93	—	—	$440 - $485
Silverado Courtyard Townhome	2021	116	—	116	—	—	$300 - $320
Nevada Total		2,770	870	1,900	223	80
Pardee Total		15,618	2,619	12,999	678	257

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	17	26	23	6	$805 - $910
Trailside at Meadowdale Beach, Edmonds	2021	38	—	38	—	—	$730 - $780
Perrinville Townhomes, Lynnwood	2021	42	—	42	—	—	$535 - $655
King County:
Vareze, Kirkland	2020	82	13	69	14	13	$720 - $880
Cedar Landing, North Bend	2019	138	31	107	33	7	$765 - $910
Monarch Ridge, Sammamish	2019	59	14	45	33	1	$1,000 - $1,285
Overlook at Summit Park, Maple Valley	2019	126	36	90	25	7	$585 - $765
Aurea, Sammamish	2019	41	16	25	17	7	$722 - $821
Aldea, Newcastle	2019	129	48	81	16	10	$685 - $838
Lario, Bellevue	2020	46	—	46	2	—	$870 - $1,167
Lakeview Crest, Renton	2020	17	—	17	—	—	$1,450 - $1,925
Eagles Glen, Sammamish	2020	10	—	10	—	—	$1,150 - $1,525
Willows 124, Redmond	2023	173	—	173	—	—	$680 - $890
Finn Meadows, Kirkland	2020	10	—	10	—	—	$1,050 - $1,245
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,100 - $1,260
Kitsap County:
Blue Heron, Poulsbo	2022	85	—	85	—	—	$489 - $664
McCormick Villages	2021	88		88	—	—	$470 - $510
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$500 - $536
Closed Communities	N/A	—	—	—	—	1	N/A
Washington Total		1,188	175	1,013	163	52
Quadrant Total		1,188	175	1,013	163	52

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Rise Meridiana	2016	47	44	3	—	1	$292 - $352
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	48	19	29	7	7	$428 - $478
Cross Creek Ranch 65', Fulshear	2013	89	61	28	8	2	$463 - $558
Cross Creek Ranch 70', Fulshear	2013	104	78	26	13	7	$476 - $615
Cross Creek Ranch 80', Fulshear	2013	71	58	13	11	9	$664 - $707
Cross Creek Ranch 90', Fulshear	2013	47	34	13	8	—	$666 - $793
Fulshear Run 1/2 Acre, Richmond	2016	145	52	93	—	2	$646 - $675
Harvest Green 75', Richmond	2015	63	48	15	4	5	$446 - $562
Sienna Plantation 80', Missouri City	TBD	25	—	25	—	—	$545 - $675
Sienna Plantation 85', Missouri City	2015	54	41	13	2	5	$556 - $671
Grayson Woods 60'	2019	35	5	30	13	4	$407 - $513
Grayson Woods 70'	2019	19	4	15	13	2	$502 - $594
Katy Gaston	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	91	26	5	2	$295 - $543
Lakes of Creekside 80'	2016	17	13	4	2	4	$460 - $637
Lakes of Creekside 65'	TBD	18	—	18	—	—	TBD
Balmoral 50'	2019	46	9	37	2	2	$243 - $328
Bridgeland '80, Cypress	2015	135	111	24	12	3	$573 - $703
Bridgeland 70'	2018	41	21	20	8	4	$497 - $595
Villas at Bridgeland 50'	2018	48	17	31	4	1	$356 - $395
Falls at Dry Creek	2019	20	5	15	5	2	$495 - $654
Grant-Cyp-Rosehill	TBD	428	—	428	—	—
Hidden Arbor, Cypress	TBD	156	129	27	—	—	TBD
Clear Lake, Houston	2015	772	624	148	45	28	$335 - $725
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
The Woodlands, Creekside Park	2015	131	123	8	5	6	$415 - $668
Montgomery County:
Grand Central Park	TBD	17	—	17	—	—	$299 - $344
Rodriguez	TBD	342	—	342	—	—	TBD
Royal Brook, Porter	2019	26	4	22	2	1	$343 - $384
Waller County:
LakeHouse	2019	351	45	306	30	14	$269 - $615
Williamson County:
Crystal Falls - Lots for Sale	2016	29	25	4	—	—	TBD
Rancho Sienna 60'	2016	51	38	13	4	5	$314 - $438
Highlands at Mayfield Ranch 50'	2019	63	33	30	18	3	$295 - $363
Highlands at Mayfield Ranch 60'	2019	46	17	29	18	3	$337 - $430
Meyer Ranch	TBD	10	—	10	—	—	TBD
Rancho Sienna 50'	2019	54	10	44	10	2	$300 - $417
Palmera Ridge	2019	39	27	12	9	11	$85 - $356
Hays County:
6 Creeks 50' Section 1 & 2	2020	35	5	30	12	5	$269 - $323
6 Creeks 60' Section 1 & 2	2020	15	1	14	6	1	$308 - $366
Travis County:
Lakes Edge 80'	2018	14	13	1	1	3	$630 - $835
Turner's Crossing (Land)	TBD	324	—	324	—	—	TBD
Williamson County:
Cressman Tract	TBD	85	—	85	—	—	TBD

Collin County:
Creeks of Legacy, Celina	2020	24	—	24	—	—	$349 - $379
Miramonte, Frisco	2016	62	57	5	4	5	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	158	7	—	4	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	34	6	3	6	$368 - $480
Denton County:
Glenview, Frisco	2017	50	39	11	6	7	$345 - $485
Paloma Creek, Little Elm	2015	267	182	85	18	5	$275 - $390
Parks at Legacy, Prosper	2017	55	34	21	11	2	$384 - $495
Valencia, Little Elm	2016	82	59	23	7	2	$350 - $444
Villages of Carmel, Denton	2017	96	87	9	5	7	$290 - $360
Kaufman County:
Gateway Parks, Forney	2020	12	—	12	—	—	$270 - $355
Rockwall County:
Heath Golf and Yacht, Heath	2016	112	77	35	10	3	$294 - $490
Woodcreek, Fate	2017	149	95	54	13	7	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	103	70	33	8	6	$270 - $375
Lakes of River Trails, Fort Worth	2011	172	158	14	—	4	$317 - $416
Ventana, Benbrook	2017	94	61	33	8	6	$318 - $430
Closed Communities	N/A	—	—	—	—	1
Texas Total		5,814	2,923	2,891	370	209
Trendmaker Homes Total		5,814	2,923	2,891	370	209

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Viridian	2018	72	60	12	11	9	$895 - $985
Varenna at Orchard Hills, Irvine	2016	128	108	20	4	7	$1,208 - $1,293
Lyric	2019	70	53	17	5	12	$810 - $946
Windbourne	2019	38	12	26	22	6	$1,069 - $1,255
Cerise at Canvas	2020	28	—	28	5	—	$795 - $838
Violet at Canvas	2020	35	—	35	11	—	$545 - $735
Claret at Canvas	2020	48	—	48	13	—	$560 - $671
San Diego County:
Prism at Weston	2018	142	96	46	30	5	$574 - $644
Riverside County:
Citron @ Bedford	2019	101	55	46	10	9	$375 - $398
Cassis at Rancho Soleo	2020	79	—	79	8	—	$492 - $507
Cava at Rancho Soleo	2020	63	—	63	4	—	$401 - $427
Cerro at Rancho Soleo	2020	103	—	103	9	—	$375 - $430
Los Angeles County:
Tierno at Aliento	2017	63	49	14	—	—	$667 - $695
Tierno II at Aliento	2018	63	44	19	8	13	$642 - $697
Paloma at West Creek	2018	155	143	12	9	11	$469 - $549
Mystral	2019	78	51	27	15	3	$629 - $685
Celestia	2019	72	56	16	10	6	$597 - $633
San Bernardino County:
St. James at Park Place, Ontario	2015	125	124	1	1	2	$522 - $560
Ivy at The Preserve	2019	113	7	106	21	2	$355 - $427
Hazel at The Preserve	2020	133	13	120	27	13	$360 - $426
Tempo at The Resort	2020	80	—	80	8	—	$519 - $587
Closed Communities	N/A	—	—	—	—	3
Southern California Total		1,789	871	918	231	101
Northern California
Contra Costa County:
Greyson Place	2019	44	23	21	17	7	$815 - $925
Santa Clara County:
Madison Gate	2018	65	52	13	8	5	$729 - $1,134
Blanc at Glen Loma	2019	49	12	37	11	7	$715 - $765
Noir at Glen Loma	2019	64	14	50	9	5	$810 - $860
Lotus at Urban Oak	2023	65	—	65	—	—	$940 - $1,064
Solano County:
Bloom at Green Valley, Fairfield	2018	91	76	15	12	1	$557 - $597
Lantana, Fairfield	2019	133	61	72	15	6	$483 - $528
One Lake	2021	45	—	45	—	—
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	—	—	$653 - $731
Sundance II, Mountain House	2017	138	101	37	37	2	$653 - $731
River Islands	2022	24	—	24	—	—	TBD
Alameda County:
Onyx at Jordan Ranch, Dublin	2017	105	83	22	9	3	$914 - $966
Apex, Fremont	2018	77	60	17	15	3	$734 - $966
Palm, Fremont	2019	31	11	20	8	3	$2,250 - $2,392
Ellis at Central Station, Oakland	2020	128	—	128	—	—	$745 - $815
Sonoma County:

Riverfront Petaluma	2021	5	—	5	—	—	TBD
Sacramento County:
Natomas	TBD	94	—	94	—	—	$350 - $402
Mangini - Brookstone	2020	47	3	44	17	3	$589 - $653
Mangini - Waterstone	2020	40	3	37	17	3	$648 - $719
Placer County:
La Madera	2019	102	21	81	16	11	$451 - $545
San Francisco County:
Cambridge Street (SFA)	2020	54	—	54	—	—	$1,145 - $1,388
Closed Communities	N/A	—	—	—	—	2
Northern California Total		1,514	628	886	191	61
California Total		3,303	1,499	1,804	422	162
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	99	58	26	11	$390 - $429
Terrain Ravenwood Village (4000)	2018	100	83	17	12	13	$415 - $481
Trails at Crowfoot	2020	100	—	100	—	—	TBD
Sterling Ranch	2020	80	—	80	—	—	TBD
Sterling Ranch TH	2020	46	—	46	—	—	TBD
Canyons 4500	2020	89	—	89	5	—	$774 - $974
Terrain Sunstone	2020	74	—	74	—	—	TBD
Jefferson County:
Candelas 4020 Series, Arvada	2019	98	59	39	20	13	$471 - $528
Crown Point, Westminster	2019	64	44	20	20	13	$453 - $491
Cadelas TH, Arvada	2020	92	—	92	—	—	TBD
Arapahoe County:
Whispering Pines, Aurora	2016	115	100	15	12	5	$648 - $681
Adonea 3500, Aurora	2020	71	—	71	—	—	TBD
Adams County:
Reunion Alley	2020	50	—	50	—	—	TBD
Closed Communities	N/A	—	—	—	—	9
Colorado Total		1,136	385	751	95	64
North Carolina
Wake County:
Lakeview Townhomes, Raleigh, NC	2020	23	—	23	—	—	$335
Townes at North Salem St., Apex, NC	2021	55	—	55	—	—	TBD
Mecklenburg County:
Mayes Hall, Davidson, NC	2020	50	—	50	—	—	$335 - $406
North Carolina Total		128	—	128	—	—
South Carolina
York County:
Garrison Estates, Rock Hill, SC	2020	53	—	53	—	—	$279 - $297
South Carolina Total		53	—	53	—	—
TRI Pointe Total		4,620	1,884	2,736	517	226

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of March 31, 2020	Lots Owned as of March 31, 2020(3)	Backlog as of March 31, 2020(4)(5)	Homes Delivered for the Three Months Ended March 31, 2020	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	152	70	82	16	5	$454 - $535
Two Rivers Cascades SFD, Crofton	2018	43	28	15	13	3	$520 - $590
Watson's Glen, Millersville	2015	103	4	99	17	—	$365 - $378
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	170	52	19	10	$515 - $607
Landsdale Townhomes	2015	100	100	—	—	3	$330 - $383
Landsdale TND Neo SFD	2015	77	63	14	10	4	$450 - $483
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	240	119	30	3	$560 - $775
Cabin Branch Avenue Townhomes	2017	86	85	1	1	3	$420 - $488
Cabin Branch Crossings Townhomes	2019	114	3	111	20	2	$422 - $493
Cabin Branch Manor Townhomes	2014	428	359	69	4	8	$393 - $464
Preserve at Stoney Spring - Lots for Sale	TBD	3	—	3	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	171	135	36	32	4	$460 - $518
Chapman Row, Rockville	2019	61	15	46	15	5	$700 - $750
North Quarter, North Bethesda	2020	104	5	99	8	5	$620 - $670
Maryland Total		2,023	1,277	746	185	55
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	TBD	5	—	5	—	—	TBD
Westgrove, Fairfax	2018	24	19	5	5	—	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	33	155	45	7	$705 - $820
Bren Pointe SFA, Alexandria	2020	13	—	13	—	—	TBD
Loudoun County:
Brambleton, Ashburn
West Park SFD	2018	53	51	2	2	2	$700 - $724
Birchwood Bungalows AA	2018	55	36	19	16	3	$582 - $639
Birchwood Carriages AA	2019	33	5	28	32	4	$534 - $568
Willowsford Grant II, Aldie	2017	55	41	14	12	3	$1,000 - $1,255
Virginia Total		426	185	241	112	19
Winchester Total		2,449	1,462	987	297	74

Combined Company Total		32,949	9,871	22,860	2,455	958
__________

(1)	Year of first delivery for future periods is based upon management’s estimates and is subject to change.

(2)	The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.

(3)	Owned lots as of March 31, 2020 include owned lots in backlog as of March 31, 2020.

(4)	Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.

(5)
Of the total homes subject to pending sales contracts that have not been delivered as of March 31, 2020, 1,621 homes are under construction, 278 homes have completed construction, and 556 homes have not started construction.

(6)
Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. Our condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2020. We did not enter into during the three months ended March 31, 2020, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2020.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies–Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Our Business

Our Financial Performance has been and may continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our new home sales galleries and design studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home sales galleries and design studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests. While we believe these measures are advisable and in the best interests of our employees, trade partners, customers and communities, such measures, in combination with other factors, have reduced traffic in our new home sales galleries and design studios, slowed the pace of our home sales, delayed home deliveries and caused other material disruptions to our normal operations, including a substantial investment of time and resources by our management and organization, and may continue to do so during the pendency of such measures. Additionally, certain of our service providers and trade partners have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations, which could materially and adversely affect our Financial Performance. Further, in the event any of our employees, and/or employees of our service providers or trade partners, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations.

While residential homebuilding operations remain exempt from the application of “stay-at-home” orders in many of our markets, existing and future orders by governmental authorities in any of our markets may require us to cease our homebuilding operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries and negatively impact our home sales revenue in such markets. For example, in late March 2020, authorities in Seattle, Washington and the Bay Area in California revised existing restrictions against non-essential business activities to extend to most residential construction activities. As a result, as of the date of this report, our TRI Pointe Homes—Bay Area and Quadrant Homes divisions are prohibited from engaging in residential construction activities, which we anticipate will have a material and adverse impact on our ability to meet applicable development and construction timelines, as well as sales activity, in such markets in the event such prohibitions remain in effect for a significant duration.

We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, availability of financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, unemployment levels, wage growth and fluctuating interest rates. The COVID-19 pandemic has also resulted in substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and prices for our homes; an increase in selling incentives required to sell homes; an oversupply of new and existing homes available for sale; increased home order cancellation rates; diminished value of our real estate investments, including potential impairments, write downs or dispositions of real estate assets, or lot option abandonments; and an inability to access our Credit Facility, service or refinance our existing indebtedness or access the debt and equity capital markets on commercially reasonable terms or at all.

Ultimately, the effects of the COVID-19 pandemic on our business and Financial Performance, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak; the duration of existing social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include decreases in home sales revenue, new home deliveries, average sales prices of homes, homebuilding gross margin percentages, active selling communities and backlog units, and increases in cancellation rates of home sales contracts, which may materially impact our Financial Performance during the second quarter of 2020 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2019, our board of directors approved our 2019 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $100 million through March 31, 2020. On December 16, 2019, we announced that our board of directors had authorized the repurchase of up to an additional $50 million through March 31, 2020, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2019 Repurchase Program to $150 million from $100 million.
On February 13, 2020, our board of directors discontinued and cancelled the 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2020, we repurchased and retired an aggregate of 6,558,323 shares of our common stock under the 2019 Repurchase Program and 2020 Repurchase Program for $102.0 million.
During the three months ended March 31, 2020, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2020 to January 31, 2020	101,223	$15.52	101,223	$59,206,722
February 1, 2020 to February 29, 2020	2,489,200	$16.82	2,489,200	$158,132,427
March 1, 2020 to March 31, 2020	3,967,900	$14.76	3,967,900	$99,570,176
Total	6,558,323	$15.55	6,558,323
__________

(1)
On February 13, 2020, our board of directors discontinued and cancelled our 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.3†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form)

10.4†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form)

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101
The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statement.

104	Cover page from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: April 23, 2020	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 23, 2020	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)