Form 10-Q
period 2020-06-30
TRI Pointe Group, Inc.
filed 2020-07-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
130,325,865 shares of the registrant's common stock were issued and outstanding as of July 10, 2020.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$474,545	$329,011
Receivables	87,580	69,276
Real estate inventories	3,012,622	3,065,436
Investments in unconsolidated entities	36,040	11,745
Goodwill and other intangible assets, net	159,626	159,893
Deferred tax assets, net	39,744	49,904
Other assets	167,747	173,425
Total assets	$3,977,904	$3,858,690
Liabilities
Accounts payable	$71,086	$66,120
Accrued expenses and other liabilities	314,818	322,043
Loans payable	250,000	250,000
Senior notes, net	1,166,189	1,033,985
Total liabilities	1,802,093	1,672,148

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 130,325,865 and 136,149,633 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,303	1,361
Additional paid-in capital	482,111	581,195
Retained earnings	1,692,385	1,603,974
Total stockholders’ equity	2,175,799	2,186,530
Noncontrolling interests	12	12
Total equity	2,175,811	2,186,542
Total liabilities and equity	$3,977,904	$3,858,690

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding:
Home sales revenue	$766,942	$692,138	$1,361,780	$1,184,841
Land and lot sales revenue	220	5,183	220	6,212
Other operations revenue	648	637	1,266	1,235
Total revenues	767,810	697,958	1,363,266	1,192,288
Cost of home sales	601,434	574,684	1,074,316	996,220
Cost of land and lot sales	374	5,562	576	7,057
Other operations expense	624	627	1,248	1,217
Sales and marketing	45,194	47,065	87,831	86,054
General and administrative	37,554	36,854	77,391	75,451
Restructuring charges	5,549	—	5,549	—
Homebuilding income from operations	77,081	33,166	116,355	26,289
Equity in loss of unconsolidated entities	(25)	(26)	(39)	(51)
Other (expense) income, net	(6,328)	153	(5,955)	6,394
Homebuilding income before income taxes	70,728	33,293	110,361	32,632
Financial Services:
Revenues	2,296	756	3,890	1,058
Expenses	1,285	627	2,364	948
Equity in income of unconsolidated entities	2,932	1,972	4,488	2,747
Financial services income before income taxes	3,943	2,101	6,014	2,857
Income before income taxes	74,671	35,394	116,375	35,489
Provision for income taxes	(18,143)	(9,132)	(27,964)	(9,156)
Net income	$56,528	$26,262	$88,411	$26,333
Earnings per share
Basic	$0.43	$0.18	$0.67	$0.19
Diluted	$0.43	$0.18	$0.67	$0.18
Weighted average shares outstanding
Basic	130,292,563	142,244,166	132,326,856	142,055,766
Diluted	130,506,567	142,471,191	132,763,775	142,431,725

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	130,236,981	$1,302	$478,122	$1,635,857	$2,115,281	$12	$2,115,293
Net income	—	—	—	56,528	56,528	—	56,528
Shares issued under share-based awards	88,884	1	230	—	231	—	231
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(27)	—	(27)	—	(27)
Stock-based compensation expense	—	—	3,786	—	3,786	—	3,786
Share repurchases	—	—	—	—	—	—	—
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	88,411	88,411	—	88,411
Shares issued under share-based awards	734,555	8	913	—	921	—	921
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,473)	—	(5,473)	—	(5,473)
Stock-based compensation expense	—	—	7,411	—	7,411	—	7,411
Share repurchases	(6,558,323)	(66)	(101,935)	—	(102,001)	—	(102,001)
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	142,210,147	$1,422	$658,743	$1,396,858	$2,057,023	$13	$2,057,036
Net income	—	—	—	26,262	26,262	—	26,262
Shares issued under share-based awards	48,516	1	—	—	1	—	1
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(7)	—	(7)	—	(7)
Stock-based compensation expense	—	—	3,351	—	3,351	—	3,351
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	26,333	26,333	—	26,333
Shares issued under share-based awards	596,950	6	193	—	199	—	199
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense		—	6,786		6,786		6,786
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$88,411	$26,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,176	11,561
Equity in income of unconsolidated entities, net	(4,449)	(2,696)
Deferred income taxes, net	10,160	3,097
Amortization of stock-based compensation	7,411	6,786
Charges for impairments and lot option abandonments	1,729	5,490
Changes in assets and liabilities:
Real estate inventories	53,902	(50,700)
Receivables	(18,304)	(6,778)
Other assets	3,677	(1,774)
Accounts payable	4,966	(18,221)
Accrued expenses and other liabilities	(5,784)	(80,964)
Returns on investments in unconsolidated entities, net	5,475	3,927
Loss on extinguishment of debt	6,858	—
Net cash provided by (used in) operating activities	166,228	(103,939)
Cash flows from investing activities:
Purchases of property and equipment	(12,002)	(13,142)
Proceeds from sale of property and equipment	17	46
Investments in unconsolidated entities	(25,715)	(712)
Net cash used in investing activities	(37,700)	(13,808)
Cash flows from financing activities:
Borrowings from debt	850,000	400,000
Repayment of debt	(721,673)	(381,895)
Debt issuance costs	(4,768)	(3,125)
Proceeds from issuance of common stock under share-based awards	921	199
Minimum tax withholding paid on behalf of employees for share-based awards	(5,473)	(3,612)
Share repurchases	(102,001)	—
Net cash provided by financing activities	17,006	11,567
Net increase (decrease) in cash and cash equivalents	145,534	(106,180)
Cash and cash equivalents–beginning of period	329,011	277,696
Cash and cash equivalents–end of period	$474,545	$171,516

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its influence on our future results.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of June 30, 2020 and December 31, 2019 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Title and escrow services operations
TRI Pointe Assurance provides title examinations for our homebuyers in Austin (Texas), Colorado and Maryland and both title examinations and escrow services for our homebuyers in Arizona, Nevada, Texas and Virginia.  TRI Pointe Assurance is a wholly owned subsidiary of TRI Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. TRI Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we incurred $5.5 million of pre-tax restructuring charges consisting of severance and related costs, substantially all of which had been paid as of June 30, 2020.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Maracay	$86,674	$55,653	$158,426	$95,214
Pardee Homes	242,282	194,699	420,684	329,562
Quadrant Homes	37,298	71,066	81,372	114,937
Trendmaker Homes	121,257	121,963	217,377	192,784
TRI Pointe Homes	206,474	192,752	365,144	364,543
Winchester Homes	73,825	61,825	120,263	95,248
Total homebuilding revenues	767,810	697,958	1,363,266	1,192,288
Financial services	2,296	756	3,890	1,058
Total	$770,106	$698,714	$1,367,156	$1,193,346

Income (loss) before income taxes
Maracay	$8,042	$2,986	$12,604	$4,176
Pardee Homes	48,980	14,735	82,459	13,944
Quadrant Homes	2,246	5,193	4,943	2,554
Trendmaker Homes	10,512	6,908	15,309	5,310
TRI Pointe Homes	15,741	12,280	20,101	22,489
Winchester Homes	4,670	2,555	5,716	1,789
Corporate	(19,463)	(11,364)	(30,771)	(17,630)
Total homebuilding income before income taxes	70,728	33,293	110,361	32,632
Financial services	3,943	2,101	6,014	2,857
Total	$74,671	$35,394	$116,375	$35,489

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate inventories
Maracay	$352,316	$338,259
Pardee Homes	1,209,444	1,218,384
Quadrant Homes	270,446	264,437
Trendmaker Homes	240,467	268,759
TRI Pointe Homes	699,708	737,662
Winchester Homes	240,241	237,935
Total	$3,012,622	$3,065,436

Total assets
Maracay	$389,587	$382,262
Pardee Homes	1,306,846	1,300,047
Quadrant Homes	320,792	331,187
Trendmaker Homes	300,157	353,610
TRI Pointe Homes	893,417	930,348
Winchester Homes	304,466	291,456
Corporate	429,512	241,357
Total homebuilding assets	3,944,777	3,830,267
Financial services	33,127	28,423
Total	$3,977,904	$3,858,690

3. Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$56,528	$26,262	$88,411	$26,333
Denominator:
Basic weighted-average shares outstanding	130,292,563	142,244,166	132,326,856	142,055,766
Effect of dilutive shares:
Stock options and unvested restricted stock units	214,004	227,025	436,919	375,959
Diluted weighted-average shares outstanding	130,506,567	142,471,191	132,763,775	142,431,725
Earnings per share
Basic	$0.43	$0.18	$0.67	$0.19
Diluted	$0.43	$0.18	$0.67	$0.18
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	3,090,298	2,920,708	2,992,479	3,144,445

4. Receivables
Receivables consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Escrow proceeds and other accounts receivable, net	$47,836	$29,282
Warranty insurance receivable (Note 13)	39,744	39,994
Total receivables	$87,580	$69,276

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $419,000 and $426,000 as of June 30, 2020 and December 31, 2019, respectively.

5. Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Real estate inventories owned:
Homes completed or under construction	$1,039,681	$951,974
Land under development	1,452,440	1,641,354
Land held for future development	152,032	122,847
Model homes	286,760	275,204
Total real estate inventories owned	2,930,913	2,991,379
Real estate inventories not owned:
Land purchase and land option deposits	81,709	74,057
Total real estate inventories not owned	81,709	74,057
Total real estate inventories	$3,012,622	$3,065,436

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest incurred	$21,828	$21,962	$42,607	$45,335
Interest capitalized	(21,828)	(21,962)	(42,607)	(45,335)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$196,313	$193,440	$192,356	$184,400
Interest capitalized as a cost of inventory	21,828	21,962	42,607	45,335
Interest previously capitalized as a cost of inventory, included in cost of sales	(21,806)	(18,107)	(38,628)	(32,440)
Capitalized interest in ending inventory	$196,335	$197,295	$196,335	$197,295

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	1,380	288	1,729	5,490
Total	$1,380	$288	$1,729	$5,490

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges. No real estate inventory impairments were recorded for the three or six-month periods ended June 30, 2020 or 2019.
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

6. Investments in Unconsolidated Entities
As of June 30, 2020, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2020	December 31, 2019
Assets
Cash	$12,005	$8,537
Receivables	2,498	7,393
Real estate inventories	198,789	116,760
Other assets	604	703
Total assets	$213,896	$133,393
Liabilities and equity
Accounts payable and other liabilities	$42,248	$11,009
Company’s equity	36,040	11,745
Outside interests’ equity	135,608	110,639
Total liabilities and equity	$213,896	$133,393

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$8,726	$6,353	$14,696	$10,464
Other operating expense	(4,400)	(3,528)	(8,156)	(6,280)
Other income, net	(1)	(7)	(4)	1
Net income	$4,325	$2,818	$6,536	$4,185
Company’s equity in income of unconsolidated entities	$2,907	$1,946	$4,449	$2,696

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2020			December 31, 2019
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	39,070	441,528	N/A	42,896	440,974	N/A
Other land option agreements	42,639	374,674	N/A	31,161	358,345	N/A
Total	$81,709	$816,202	$—	$74,057	$799,319	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $7.9 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8. Goodwill and Other Intangible Assets
As of June 30, 2020 and December 31, 2019, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of June 30, 2020, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,657)	20,322	27,979	(7,390)	20,589
Total	$167,283	$(7,657)	$159,626	$167,283	$(7,390)	$159,893

The remaining useful life of our amortizing intangible asset related to the Maracay trade name was 5.7 and 6.2 years as of June 30, 2020 and December 31, 2019, respectively. The net carrying amount related to this intangible asset was $3.0 million and $3.3 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended June 30, 2020 and 2019, respectively, and $267,000 for each of the six-month periods ended June 30, 2020 and December 31, 2019, respectively. Amortization of this intangible was charged to sales and marketing expense.  Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

Expected amortization of our intangible asset related to Maracay for the remainder of 2020, the next four years and thereafter is (in thousands):

Remainder of 2020	$267
2021	534
2022	534
2023	534
2024	534
Thereafter	619
Total	$3,022

9. Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$21,273	$24,070
Refundable fees and other deposits	29,785	30,242
Development rights, held for future use or sale	2,063	2,213
Deferred loan costs—loans payable	3,709	4,345
Operating properties and equipment, net	58,155	57,803
Lease right-of-use assets	49,506	50,947
Other	3,256	3,805
Total	$167,747	$173,425

10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related costs	$25,015	$42,798
Warranty reserves (Note 13)	79,190	76,607
Estimated cost for completion of real estate inventories	78,601	90,899
Customer deposits	29,925	20,390
Income tax liability to Weyerhaeuser	346	346
Accrued income taxes payable	18,605	1,530
Liability for uncertain tax positions (Note 15)	486	486
Accrued interest	6,886	11,952
Other tax liability	7,665	8,448
Lease liabilities	54,395	56,125
Other	13,704	12,462
Total	$314,818	$322,043

11. Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
4.875% Senior Notes due July 1, 2021	$83,734	$300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	—
Discount and deferred loan costs	(17,545)	(16,015)
Total	$1,166,189	$1,033,985

In June 2020, TRI Pointe Group issued $350 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15.
In June 2017, TRI Pointe Group issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1.
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding as of June 30, 2020. The remaining outstanding principal amount of $83.7 million was fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.
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
As of June 30, 2020, there were $13.6 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $5.6 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loan facility	$250,000	$250,000
Total	$250,000	$250,000

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
As of June 30, 2020, we had no outstanding debt under the Revolving Facility and there was $559.4 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.52%. As of June 30, 2020, there were $3.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $488,000 and $1.2 million as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, we had outstanding letters of credit of $40.6 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended June 30, 2020 and 2019, the Company incurred interest of $21.8 million and $22.0 million, respectively, related to all debt during the period.  Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.2 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company incurred interest of $42.6 million and $45.3 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $2.4 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively. Accrued interest related to all outstanding debt at June 30, 2020 and December 31, 2019 was $6.9 million and $12.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2020 and December 31, 2019.

12. Fair Value Disclosures
Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines “fair value” as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:
•Level 1—Quoted prices for identical instruments in active markets
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date
Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2020 and December 31, 2019, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2020		December 31, 2019
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,179,783	$1,195,826	$1,045,072	$1,104,750
Term loan facility (2)	Level 2	$250,000	$250,000	$250,000	$250,000
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $13.6 million and $11.1 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Senior Notes at June 30, 2020 and December 31, 2019 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2020 approximated book value due to the variable interest rate terms of this loan.

At June 30, 2020 and December 31, 2019, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the six months ended June 30, 2020 or the year ended December 31, 2019.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had $319,000 and $419,000 of legal reserves as of June 30, 2020 and December 31, 2019, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $39.7 million and $40.0 million as of June 30, 2020 and December 31, 2019, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warranty reserves, beginning of period	$76,487	$70,947	$76,607	$71,836
Warranty reserves accrued	6,988	6,385	12,144	10,655
Warranty expenditures	(4,285)	(5,861)	(9,561)	(11,020)
Warranty reserves, end of period	$79,190	$71,471	$79,190	$71,471

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $614.2 million and $611.6 million, respectively. As of June 30, 2020 and December 31, 2019, our estimated cost to complete obligations related to these surety bonds was $390.8 million and $382.3 million, respectively.
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$2,456	$2,166	$4,794	$4,210
Ground lease cost (included in other operations expense)	624	627	1,248	1,217
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(648)	(637)	(1,266)	(1,235)
Net lease cost	$2,432	$2,156	$4,776	$4,192

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,220	$1,641	$4,234	$3,250
Ground lease cash flows (included in operating cash flows)	$624	$609	$1,248	$1,217
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,135	$346	$1,155	$2,053

	June 30, 2020	December 31, 2019
Weighted-average discount rate:
Operating leases	5.9%	5.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.8	6.1
Ground leases	47.5	48.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2020	$4,460	$1,535
2021	7,855	3,070
2022	5,610	3,070
2023	4,503	3,070
2024	2,779	3,070
Thereafter	6,410	83,515
Total lease payments	$31,617	$97,330
Less: Interest	4,762	69,790
Present value of operating lease liabilities	$26,855	$27,540
 __________
(1)  Ground leases are fully subleased through 2041, representing $65.5 million of the $97.3 million future ground lease obligations.

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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2020, there were 5,468,092 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stock-based compensation	$3,786	$3,351	$7,411	$6,786

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of June 30, 2020, total unrecognized stock-based compensation related to all stock-based awards was $24.7 million and the weighted average term over which the expense was expected to be recognized was 2.1 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	891,343	$15.03	3.4	$994
Granted	—	—	—	—
Exercised	(78,506)	$11.94	—	—
Forfeited	(8,257)	$14.37	—	—
Options outstanding at June 30, 2020	804,580	$15.34	3	$247
Options exercisable at June 30, 2020	804,580	$15.34	3	$247

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2019	3,384,351	$12.39	$52,694
Granted	1,458,633	$18.45	—
Vested	(990,929)	$13.36	—
Forfeited	(744,904)	$10.81	—
Nonvested RSUs at June 30, 2020	3,107,151	$15.30	$43,997

RSUs that vested, as reflected in the table above, during the six months ended June 30, 2020 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the six months ended June 30, 2020 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On April 27, 2020, the Company granted an aggregate of 47,080 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to non-employee directors vest in their entirety on the day immediately prior to the Company’s 2021 annual meeting of stockholders. The fair value of each RSU granted on April 27, 2020 was measured using a price of $10.62 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $39.7 million and $49.9 million as of June 30, 2020 and December 31, 2019.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of June 30, 2020 and December 31, 2019.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of both June 30, 2020 and December 31, 2019, we had an income tax liability to Weyerhaeuser of $346,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the six months ended June 30, 2019, we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $18.1 million and $9.1 million for the three months ended June 30, 2020 and 2019, respectively and $28.0 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $486,000 of uncertain tax positions recorded as of June 30, 2020 and December 31, 2019.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16. Related Party Transactions
We had no related party transactions for the six months ended June 30, 2020 and 2019.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$1,191	$(3,104)
Income taxes paid (refunded), net	$(12)	$10,601
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$579	$981
Amortization of deferred loan costs capitalized to real estate inventory	$1,844	$2,826

18. Supplemental Guarantor Information
2021 Notes, 2027 Notes and 2028 Notes
On May 26, 2016, TRI Pointe Group issued the 2021 Notes, on June 5, 2017, TRI Pointe Group issued the 2027 Notes and on June 10, 2020, TRI Pointe Group issued the 2028 Notes. All of TRI Pointe Group’s 100% owned subsidiaries that are guarantors (each a “Guarantor” and, collectively, the “Guarantors”) of the Credit Facility, including TRI Pointe Homes, are party to supplemental indentures pursuant to which they jointly and severally guarantee TRI Pointe Group’s obligations with respect to these Notes. Each Guarantor of the 2021 Notes, the 2027 Notes and the 2028 Notes is 100% owned by TRI Pointe Group, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2021 Notes, the 2027 Notes and the 2028 Notes, as described in the following paragraph. All of our non-Guarantor subsidiaries have nominal assets and operations and are considered minor, as defined in Rule 3-10(h) of Regulation S-X. In addition, TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X. There are no significant restrictions upon the ability of TRI Pointe Group or any Guarantor to obtain funds from any of their respective wholly owned subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
A Guarantor of the 2021 Notes, the 2027 Notes and the 2028 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by TRI Pointe Group or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into TRI Pointe Group or another Guarantor, with TRI Pointe Group or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of TRI Pointe Group or any other Guarantor which gave rise to such Guarantor guaranteeing the 2021 Notes, the 2027 Notes or the 2028 Notes; (vi) TRI Pointe Group exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable supplemental indenture are discharged.
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
Presented below are the condensed consolidating balance sheets at June 30, 2020 and December 31, 2019, condensed consolidating statements of operations for the three and six months ended June 30, 2020 and 2019 and condensed consolidating statement of cash flows for the six months ended June 30, 2020 and 2019.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2024 Notes, is presented together in the column titled “Issuer”.
Condensed Consolidating Balance Sheet (in thousands):

	June 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$393,481	$81,064	$—	$474,545
Receivables	27,555	60,025	—	87,580
Intercompany receivables	421,075	—	(421,075)	—
Real estate inventories	699,708	2,312,914	—	3,012,622
Investments in unconsolidated entities	—	36,040	—	36,040
Goodwill and other intangible assets, net	156,604	3,022	—	159,626
Investments in subsidiaries	1,968,697	—	(1,968,697)	—
Deferred tax assets, net	9,021	30,723	—	39,744
Other assets	5,192	162,555	—	167,747
Total assets	$3,681,333	$2,686,343	$(2,389,772)	$3,977,904

Liabilities
Accounts payable	$16,911	$54,175	$—	$71,086
Intercompany payables	—	421,075	(421,075)	—
Accrued expenses and other liabilities	72,434	242,384	—	314,818
Loans payable	250,000	—	—	250,000
Senior notes	1,166,189	—	—	1,166,189
Total liabilities	1,505,534	717,634	(421,075)	1,802,093

Equity
Total stockholders’ equity	2,175,799	1,968,697	(1,968,697)	2,175,799
Noncontrolling interests	—	12	—	12
Total equity	2,175,799	1,968,709	(1,968,697)	2,175,811
Total liabilities and equity	$3,681,333	$2,686,343	$(2,389,772)	$3,977,904

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$186,200	$142,811	$—	$329,011
Receivables	26,016	43,260	—	69,276
Intercompany receivables	576,846	—	(576,846)	—
Real estate inventories	737,662	2,327,774	—	3,065,436
Investments in unconsolidated entities	—	11,745	—	11,745
Goodwill and other intangible assets, net	156,604	3,289	—	159,893
Investments in subsidiaries	1,870,885	—	(1,870,885)	—
Deferred tax assets, net	9,020	40,884	—	49,904
Other assets	14,676	158,749	—	173,425
Total assets	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Liabilities
Accounts payable	$14,915	$51,205	$—	$66,120
Intercompany payables	—	576,846	(576,846)	—
Accrued expenses and other liabilities	92,479	229,564	—	322,043
Loans payable	250,000	—	—	250,000
Senior notes	1,033,985	—	—	1,033,985
Total liabilities	1,391,379	857,615	(576,846)	1,672,148

Equity
Total stockholders’ equity	2,186,530	1,870,885	(1,870,885)	2,186,530
Noncontrolling interests	—	12	—	12
Total equity	2,186,530	1,870,897	(1,870,885)	2,186,542
Total liabilities and equity	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$206,473	$560,469	$—	$766,942
Land and lot sales revenue	—	220	—	220
Other operations revenue	—	648	—	648
Total revenues	206,473	561,337	—	767,810
Cost of home sales	172,086	429,348	—	601,434
Cost of land and lot sales	—	374	—	374
Other operations expense	—	624	—	624
Sales and marketing	10,667	34,527	—	45,194
General and administrative	19,875	17,679	—	37,554
Restructuring charges	1,111	4,438	—	5,549
Homebuilding income from operations	2,734	74,347	—	77,081
Equity in loss of unconsolidated entities	—	(25)	—	(25)
Other loss, net	(6,320)	(8)	—	(6,328)
Homebuilding (loss) income before income taxes	(3,586)	74,314	—	70,728
Financial Services:
Revenues	—	2,296	—	2,296
Expenses	—	1,285	—	1,285
Equity in income of unconsolidated entities	—	2,932	—	2,932
Financial services income before income taxes	—	3,943	—	3,943
(Loss) income before income taxes	(3,586)	78,257	—	74,671
Equity of net income of subsidiaries	60,114	—	(60,114)	—
Provision for income taxes	—	(18,143)	—	(18,143)
Net income	$56,528	$60,114	$(60,114)	$56,528

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$192,752	$499,386	$—	$692,138
Land and lot sales revenue	—	5,183	—	5,183
Other operations revenue	—	637	—	637
Total revenues	192,752	505,206	—	697,958
Cost of home sales	163,356	411,328	—	574,684
Cost of land and lot sales	—	5,562	—	5,562
Other operations expense	—	627	—	627
Sales and marketing	9,961	37,104	—	47,065
General and administrative	18,391	18,463	—	36,854
Homebuilding income from operations	1,044	32,122	—	33,166
Equity in loss of unconsolidated entities	—	(26)	—	(26)
Other income, net	8	145	—	153
Homebuilding income before income taxes	1,052	32,241	—	33,293
Financial Services:
Revenues	—	756	—	756
Expenses	—	627	—	627
Equity in income of unconsolidated entities	—	1,972	—	1,972
Financial services income before income taxes	—	2,101	—	2,101
Income before income taxes	1,052	34,342	—	35,394
Equity of net income of subsidiaries	25,215	—	(25,215)	—
Provision for income taxes	(5)	(9,127)	—	(9,132)
Net income	$26,262	$25,215	$(25,215)	$26,262

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2020
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$365,143	$996,637	$—	$1,361,780
Land and lot sales revenue	—	220	—	220
Other operations revenue	—	1,266	—	1,266
Total revenues	365,143	998,123	—	1,363,266
Cost of home sales	307,986	766,330	—	1,074,316
Cost of land and lot sales	—	576	—	576
Other operations expense	—	1,248	—	1,248
Sales and marketing	21,102	66,729	—	87,831
General and administrative	39,218	38,173	—	77,391
Restructuring charges	1,111	4,438	—	5,549
Homebuilding (loss) income from operations	(4,274)	120,629	—	116,355
Equity in loss of unconsolidated entities	—	(39)	—	(39)
Other (loss) income, net	(6,128)	173	—	(5,955)
Homebuilding (loss) income before income taxes	(10,402)	120,763	—	110,361
Financial Services:
Revenues	—	3,890	—	3,890
Expenses	—	2,364	—	2,364
Equity in income of unconsolidated entities	—	4,488	—	4,488
Financial services income before income taxes	—	6,014	—	6,014
(Loss) income before income taxes	(10,402)	126,777	—	116,375
Equity of net income of subsidiaries	98,813	—	(98,813)	—
Provision for income taxes	—	(27,964)	—	(27,964)
Net income	$88,411	$98,813	$(98,813)	$88,411

Condensed Consolidating Statement of Operations (in thousands):

	Six Months Ended June 30, 2019
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$364,543	$820,298	$—	$1,184,841
Land and lot sales revenue	—	6,212	—	6,212
Other operations revenue	—	1,235	—	1,235
Total revenues	364,543	827,745	—	1,192,288
Cost of home sales	308,431	687,789	—	996,220
Cost of land and lot sales	—	7,057	—	7,057
Other operations expense	—	1,217	—	1,217
Sales and marketing	19,260	66,794	—	86,054
General and administrative	37,870	37,581	—	75,451
Homebuilding (loss) income from operations	(1,018)	27,307	—	26,289
Equity in loss of unconsolidated entities	—	(51)	—	(51)
Other income, net	6,148	246	—	6,394
Homebuilding income before taxes	5,130	27,502	—	32,632
Financial Services:
Revenues	—	1,058	—	1,058
Expenses	—	948	—	948
Equity in loss of unconsolidated entities	—	2,747	—	2,747
Financial services income from operations before taxes	—	2,857	—	2,857
Income before taxes	5,130	30,359	—	35,489
Equity of net income of subsidiaries	21,208	—	(21,208)	—
Provision for income taxes	(5)	(9,151)	—	(9,156)
Net income	$26,333	$21,208	$(21,208)	$26,333

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$36,321	$129,907	$—	$166,228
Cash flows from investing activities:
Purchases of property and equipment	(4,162)	(7,840)	—	(12,002)
Proceeds from sale of property and equipment	—	17	—	17
Investments in unconsolidated entities	—	(25,715)	—	(25,715)
Intercompany	158,116	—	(158,116)	—
Net cash used in (provided by) investing activities	153,954	(33,538)	(158,116)	(37,700)
Cash flows from financing activities:
Borrowings from debt	850,000	—	—	850,000
Repayment of debt	(721,673)	—	—	(721,673)
Debt issuance costs	(4,768)	—	—	(4,768)
Proceeds from issuance of common stock under share-based awards	921	—	—	921
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,473)	—	—	(5,473)
Share repurchases	(102,001)	—	—	(102,001)
Intercompany	—	(158,116)	158,116	—
Net cash provided by (used in) financing activities	17,006	(158,116)	158,116	17,006
Net increase (decrease) in cash and cash equivalents	207,281	(61,747)	—	145,534
Cash and cash equivalents–beginning of period	186,200	142,811	—	329,011
Cash and cash equivalents–end of period	$393,481	$81,064	$—	$474,545

Condensed Consolidating Statement of Cash Flows (in thousands):

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$32,114	$(136,053)	$—	$(103,939)
Cash flows from investing activities:
Purchases of property and equipment	(4,532)	(8,610)	—	(13,142)
Proceeds from sale of property and equipment	—	46	—	46
Investments in unconsolidated entities	—	(712)	—	(712)
Intercompany	(133,658)	—	133,658	—
Net cash used in investing activities	(138,190)	(9,276)	133,658	(13,808)
Cash flows from financing activities:
Borrowings from notes payable	400,000	—	—	400,000
Repayment of notes payable	(381,895)	—	—	(381,895)
Debt issuance costs	(3,125)	—	—	(3,125)
Proceeds from issuance of common stock under share-based awards	199	—	—	199
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,612)	—	—	(3,612)
Intercompany	—	133,658	(133,658)	—
Net cash provided by (used in) financing activities	11,567	133,658	(133,658)	11,567
Net decrease in cash and cash equivalents	(94,509)	(11,671)	—	(106,180)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$53,620	$117,896	$—	$171,516

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain and subject to rapid change, cannot be predicted and will depend upon future developments, including the severity and duration of the outbreak, the duration of existing and future social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and efficacy of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
•the effects of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such parcels;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations, particularly within California;
•levels of competition;
•the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•raw material and labor prices and availability;
•oil and other energy prices;
•the effects of U.S. trade policies, including the imposition of tariffs and duties on homebuilding products and retaliatory measures taken by other countries;
•the effects of weather, including the re-occurrence of drought conditions in California;

•the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters, and the risk of delays, reduced consumer demand, and shortages and price increases in labor or materials associated with such natural disasters;
•the risk of loss from acts of war, terrorism, civil unrest or outbreaks of contagious diseases, such as COVID-19;
•transportation costs;
•federal and state tax policies;
•the effects of land use, environment and other governmental laws and regulations;
•legal proceedings or disputes and the adequacy of reserves;
•risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects;
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings we make with the Securities and Exchange Commission (“SEC”).
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
Overview
Our second quarter 2020 results reflect a sharp rebound from the COVID-19-related economic uncertainty and reduced demand environment we experienced towards the end of the first quarter and through the beginning of the second quarter. In May, as state and local governments began relaxing restrictions related to COVID-19 and economic conditions in our local markets regained strength, new home demand began to steadily improve. This demand continued to increase in June, which resulted in particularly strong new home orders for the month, which increased approximately 28% as compared to June 2019. We believe this demand environment was aided by favorable housing market fundamentals, including low interest rates and a relatively constrained supply of homes in many of our markets. Additionally, we believe our results for the most recent quarter reflect the effects of fiscal and monetary stimulus programs, a degree of pent-up demand among consumers, as well as evolving consumer preferences as it relates to new home characteristics in light of the COVID-19 pandemic and the degree to which many individuals are working from home. Notwithstanding our positive results during the second quarter 2020 and the strong demand we continue to experience in July, the COVID-19 pandemic has impacted, and we expect that it will continue to impact, our business and operations due to the high level of uncertainty that still exists as to future developments, including the duration of the outbreak. With several states (and local authorities within those states) re-imposing restrictions as a result of recent increases in new COVID-19 cases and an historically high unemployment rate, we remain cautious as we enter the back half of 2020.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 21.6% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 10.8%. These improvements, along with a slight increase in average sales price of homes delivered to $624,000, helped us achieve net income of $56.5 million, representing a 115% increase compared to the prior-year period. Despite a substantially reduced sales pace in April due to COVID-19, we ended the quarter with a monthly absorption rate of 3.1, resulting in 1,332 net new home orders, down 11% from the prior-year period. As of the end of the quarter, we had 2,558 units in backlog, representing $1.7 billion in backlog dollar value, up 16% and 17% from the prior-year period, respectively. In addition, we ended the quarter with total liquidity of $1.0 billion, including cash and cash equivalents of $474.5 million and $559.4 million of availability under our Credit Facility.
Our results for the three months ended June 30, 2020 are not indicative of trends that we expect to persist as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.

Impact of COVID-19 and Business Outlook
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and on March 13, 2020, the United States issued a proclamation declaring a national emergency concerning COVID-19. As a result of the pandemic, a number of states and local governments issued shelter-in-place orders or guidance for individuals not engaged in essential activities to remain at home other than for essential needs. While our TRI Pointe Homes—Bay Area and Quadrant Homes divisions were prohibited from engaging in residential construction activities in the Bay Area in California and Seattle, Washington, respectively, for several weeks beginning in late March 2020, residential homebuilding operations are currently designated as an essential business activity and remain exempt from the application of “stay-at-home” orders in all of our markets. However, there can be no assurance that our homebuilding operations will continue to remain exempt in all of our markets.
In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we implemented new operating measures relating to our sales, construction and other operations, including protocols relating to social distancing, enhanced sanitation, monitoring of symptoms related to COVID-19 and other processes. Under these measures, we encouraged employees at our corporate and division offices whose duties could be performed from home to work remotely; our new home galleries and design studios transitioned to virtual appointments or appointment-only with pre-screened individuals, as permitted by law; we instituted social distancing, hygiene and sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home sales galleries and design studios, and with respect to trade partners and their employees on our jobsites); and we postponed non-essential customer care service and warranty requests. As of the date of this report, as permitted by applicable government orders or guidelines, we have transitioned substantially all of our employees back to our corporate and division offices (in many cases, using staggered or flexible schedules to limit the number of individuals in our offices on a given day), have resumed non-essential customer care service and warranty requests in substantially all of our markets, and are no longer appointment-only in many of our new home galleries. Our field-based team members continue to report to their assigned communities in all jurisdictions where homebuilding has been deemed an essential activity or is otherwise permitted by applicable government authorities. We have also encouraged our employees to use our virtual working and communication platforms in lieu of holding in-person meetings whenever possible.
The COVID-19 outbreak and the measures taken by governmental authorities to delay and contain its spread have resulted in substantial adverse effects on the United States economy and could result in a severe and/or prolonged economic recession. The ongoing impact of COVID-19 on the United States economy and our business and operations is unknown, as the velocity of this economic slowdown and the subsequent job losses are unprecedented. While demand for new homes has rebounded substantially over the last couple months, given the dynamic nature of the situation, recent increases in new COVID-19 cases in many states and the re-imposition by local and state governments throughout the U.S. of restrictive measures, we cannot estimate the duration and severity of the impact of COVID-19 on the homebuilding industry or whether the current demand environment will persist. To the extent we experience further negative impacts, however, we anticipate that such impacts may include reduced consumer confidence, difficulties in obtaining financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, increased unemployment levels, declining wage growth and fluctuating interest rates. The uncertainty surrounding the containment of this virus, in the form of testing, vaccination and/or treatments, is a key unknown, and the ultimate strategy adopted to address the pandemic, if any, will substantially impact the form of any resulting economic recovery. Similarly, the extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, existing and future federal, state and local restrictions regarding virus containment, as we believe these factors are highly correlated with consumer strength as it relates to employment and economic well-being.
As of the date of this report, we continue to build and sell homes in all of our markets, and net new orders and traffic in our sales offices have increased significantly as compared to the beginning of the second quarter. Notwithstanding, the new protocols we implemented in response to the COVID-19 outbreak and the measures taken by governmental authorities to contain its spread continue to affect our business and operations as of the date of this report, in many regards, including by requiring a substantial investment of time and resources by our management and organization and causing other material disruptions to our normal operations.
As noted above, as of June 30, 2020, we had total liquidity of $1.0 billion. We have implemented a strategy to maximize operating cash flows and maintain our existing liquidity by reducing or deferring cash expenditures as much as possible, including negotiating with land sellers and developers to extend the closing date of land acquisitions and lot take-downs, as well as postponing land development activities for certain communities.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding:
Home sales revenue	$766,942	$692,138	$1,361,780	$1,184,841
Land and lot sales revenue	220	5,183	220	6,212
Other operations revenue	648	637	1,266	1,235
Total revenues	767,810	697,958	1,363,266	1,192,288
Cost of home sales	601,434	574,684	1,074,316	996,220
Cost of land and lot sales	374	5,562	576	7,057
Other operations expense	624	627	1,248	1,217
Sales and marketing	45,194	47,065	87,831	86,054
General and administrative	37,554	36,854	77,391	75,451
Restructuring charges	5,549	—	5,549	—
Homebuilding income from operations	77,081	33,166	116,355	26,289
Equity in loss of unconsolidated entities	(25)	(26)	(39)	(51)
Other (expense) income, net	(6,328)	153	(5,955)	6,394
Homebuilding income before income taxes	70,728	33,293	110,361	32,632
Financial Services:
Revenues	2,296	756	3,890	1,058
Expenses	1,285	627	2,364	948
Equity in income of unconsolidated entities	2,932	1,972	4,488	2,747
Financial services income before income taxes	3,943	2,101	6,014	2,857
Income before income taxes	74,671	35,394	116,375	35,489
Provision for income taxes	(18,143)	(9,132)	(27,964)	(9,156)
Net income	$56,528	$26,262	$88,411	$26,333
Earnings per share
Basic	$0.43	$0.18	$0.67	$0.19
Diluted	$0.43	$0.18	$0.67	$0.18
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	162	19.0	2.8	253	15.0	5.6	(36)%	27%	(49)%
Pardee Homes	423	44.0	3.2	522	44.5	3.9	(19)%	(1)%	(18)%
Quadrant Homes	105	9.5	3.7	67	6.5	3.4	57%	46%	7%
Trendmaker Homes	205	29.8	2.3	247	37.5	2.2	(17)%	(21)%	4%
TRI Pointe Homes	327	30.3	3.6	294	28.5	3.4	11%	6%	5%
Winchester Homes	110	11.7	3.1	108	14.0	2.6	2%	(16)%	22%
Total	1,332	144.3	3.1	1,491	146.0	3.4	(11)%	(1)%	(10)%

Net new home orders for the three months ended June 30, 2020 decreased by 159 orders, or 11%, to 1,332, compared to 1,491 during the prior-year period.  The decrease in net new home orders was due primarily to a 10% decrease in monthly absorption rates. New home order demand was severely impacted during the month of April, though began to slowly and steadily improve in May, followed by exceptionally strong demand in June. We believe this order demand volatility during the quarter can be attributed to the impacts of COVID-19 pandemic. As our results for the three months ended June 30, 2020 have been impacted by the COVID-19 pandemic, they may not be indicative of results going forward.
Maracay reported a 36% decrease in net new home orders driven by a 49% decrease in monthly absorption rate offset by a 27% increase in average selling communities. While the monthly absorption rate was 2.8 for the quarter, Maracay experienced extreme demand volatility during the quarter, with a substantially slow pace in April before increasing to a more robust pace in June, during which we achieved a monthly absorption rate of 4.7. Pardee Homes reported a 19% decrease in net new home orders driven by an 18% decrease in monthly absorption rates and a 1% decrease in average selling communities. The decrease in monthly absorption rate was due to the extreme market slowdown we experienced during April as a result of COVID-19. The absorption rates in the Inland Empire, Los Angeles, San Diego and Las Vegas all improved significantly during May and June as restrictions related to COVID-19 were reduced. Net new home orders increased 57% at Quadrant Homes due to a 46% increase in average selling communities and a 7% increase in monthly absorption rate as compared to the prior-year period. Despite experiencing slow demand in the month of April due to COVID-19, market conditions improved significantly during the second half of the current-year period, as evidenced by a monthly absorption rate of 3.7 for the quarter. In addition, two of our new community openings were particularly well-received by the market, which resulted in an increased sales pace. Trendmaker Homes’ net new home orders decreased 17% due to a 21% decrease in average selling communities offset by a 4% increase in monthly absorption rate. Despite being impacted by COVID-19 and the volatility in the oil market, our Houston division achieved a monthly absorption rate of 2.1 for the current quarter, which represents a decrease of 0.2 as compared to the prior-year period. Our sales pace in both our Austin and Dallas–Fort Worth markets improved on a year-over-year basis, despite noticeable slowdown in both markets during April resulting from COVID-19. TRI Pointe Homes’ net new home orders increased 11% due to a 6% increase in average selling communities and a 5% increase in the monthly absorption rate. The increase in TRI Pointe Homes’ monthly absorption rate was driven by stronger market conditions in both our Bay Area and Colorado markets compared to the prior-year period. Winchester Homes reported a 2% increase in net new home orders as a result of a 22% increase in monthly absorption rate offset by a 16% decrease in average selling communities. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand and more favorable overall market conditions compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2020			As of June 30, 2019			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	427	$255,916	$599	385	$211,935	$550	11%	21%	9%
Pardee Homes	739	494,785	670	790	602,054	762	(6)%	(18)%	(12)%
Quadrant Homes	228	213,093	935	77	65,968	857	196%	223%	9%
Trendmaker Homes	321	146,650	457	399	195,871	491	(20)%	(25)%	(7)%
TRI Pointe Homes	552	383,826	695	384	252,708	658	44%	52%	6%
Winchester Homes	291	184,798	635	173	110,012	636	68%	68%	—%
Total	2,558	$1,679,068	$656	2,208	$1,438,548	$652	16%	17%	1%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 21% and 16% during the three-month periods ended June 30, 2020 and 2019, respectively. The dollar value of backlog was $1.7 billion as of June 30, 2020, an increase of $240.5 million, or 17%, compared to $1.4 billion as of June 30, 2019.  This increase was due to an increase in backlog units of 350, or 16%, to 2,558 as of June 30, 2020, compared to 2,208 as of June 30, 2019, and a 1% increase in the average sales price of homes in backlog to $656,000 as of June 30, 2020, compared to $652,000 as of June 30, 2019.
Maracay’s backlog dollar value increased 21% compared to the prior-year period due to an 11% increase in backlog units and a 9% increase in average sales price. The increase in backlog units is due to the strong market conditions in Arizona for most of the current-year period and the success of recently opened communities. In addition, we opened the current-year period with a higher number of backlog units, which resulted in higher carryforward of opening backlog units in the current-year period compared to the prior-year period, which had been impacted by the housing slowdown in late 2018. Pardee Homes’ backlog dollar value decreased 18% due to a decrease in backlog average sales price of 12% and a decrease in backlog units of 6%. The decrease in backlog units is largely due to the decrease in net new home orders we experienced during the quarter, particularly in the month of April due to uncertainty surrounding COVID-19. Quadrant Homes’ backlog dollar value increased 223% as a result of a 196% increase in backlog units and a 9% increase in average sales price. The increase in backlog units was a result of starting the current-year period with an increase in backlog units, which further increased due to the 57% increase in net new home orders during the period, as market conditions in Seattle remained strong for most of the quarter despite COVID-19. Trendmaker Homes’ backlog dollar value decreased 25% due primarily to a 20% decrease in backlog units. The decrease in backlog units resulted primarily from a 21% decrease in average selling communities for the quarter. TRI Pointe Homes’ backlog dollar value increased 52% mainly due to a 44% increase in backlog units. The increase in backlog units resulted primarily from a strong demand environment in both California and Colorado during the quarter. Winchester Homes’ backlog dollar value increased 68% due to a 68% increase in backlog units. The increase in backlog units is a result of a 27% increase in net new home orders for the six months ended June 30, 2020, in addition to a significantly higher unit backlog to start the current-year period compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	165	$86,674	$525	106	$55,653	$525	56%	56%	—%
Pardee Homes	362	242,282	669	325	194,700	599	11%	24%	12%
Quadrant Homes	40	36,649	916	67	70,429	1,051	(40)%	(48)%	(13)%
Trendmaker Homes	254	121,257	477	250	117,010	468	2%	4%	2%
TRI Pointe Homes	292	206,474	707	281	192,752	686	4%	7%	3%
Winchester Homes	116	73,606	635	96	61,594	642	21%	20%	(1)%
Total	1,229	$766,942	$624	1,125	$692,138	$615	9%	11%	1%

Home sales revenue increased $74.8 million, or 11%, to $766.9 million for the three months ended June 30, 2020. The increase was comprised of (i) $64.0 million related to an increase of 104 new homes delivered in the three months ended June 30, 2020 compared to the prior-year period, and (ii) $10.8 million related to an increase of $9,000 in average sales price of homes delivered in the three months ended June 30, 2020 compared to the prior-year period.
Maracay home sales revenue increased 56% due to a 56% increase in new homes delivered during the current-year period. The increase in new homes delivered is due to a 119% increase in backlog units to start the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue increased 24% due to a 12% increase in average sales price and an 11% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher-priced California assets in the current-year period, particularly from our San Diego market. Quadrant Homes’ home sales revenue decreased 48% due to a 40% decrease in new homes delivered and a 13% decrease in average sales price. The decrease in new homes delivered was due to timing and the impact of COVID-19-related construction delays. Trendmaker Homes’ home sales revenue increased 4% due to a 2% increase in new homes delivered and a 2% increase in average sales price. TRI Pointe Homes’ home sales revenue increased 7% due primarily to a 4% increase in new homes delivered and a 3% increase in average sales price. The increase in new homes delivered was driven by the timing of deliveries. Home sales revenue increased at Winchester Homes by 20% due to a 21% increase in new homes delivered. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2020	%	2019	%
Home sales revenue	$766,942	100.0%	$692,138	100.0%
Cost of home sales	601,434	78.4%	574,684	83.0%
Homebuilding gross margin	165,508	21.6%	117,454	17.0%
Add: interest in cost of home sales	21,801	2.8%	18,071	2.6%
Add: impairments and lot option abandonments	1,380	0.2%	288	0.0%
Adjusted homebuilding gross margin(1)	$188,689	24.6%	$135,813	19.6%
Homebuilding gross margin percentage	21.6%		17.0%
Adjusted homebuilding gross margin percentage(1)	24.6%		19.6%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.6% for the three months ended June 30, 2020 as compared to 17.0% for the prior-year period.  The increase in gross margin percentage was due to a decrease in incentives as compared to the prior-year period, during which we experienced weaker pricing trends, in addition to higher current-year period revenue from some of our long-dated California assets, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.6% for the three months ended June 30, 2020, compared to 19.6% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$45,194	$47,065	5.9%	6.8%
General and administrative (G&A)	37,554	36,854	4.9%	5.3%
Total sales and marketing and G&A	$82,748	$83,919	10.8%	12.1%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 10.8% for the three months ended June 30, 2020, compared to 12.1% in the prior-year period. Total SG&A expense decreased $1.2 million to $82.7 million for the three months ended June 30, 2020 from $83.9 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.9% for the three months ended June 30, 2020, compared to 6.8% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 11% increase in homebuilding revenue compared to the prior-year period. In addition, we realized some cost savings related to the workforce reduction plan implemented in May 2020. Sales and marketing expense decreased to $45.2 million for the three months ended June 30, 2020 compared to $47.1 million in the prior-year period due primarily to the decrease in advertising expense.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 4.9% of home sales revenue for the three months ended June 30, 2020 compared to 5.3% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 11% increase in homebuilding revenue compared to the prior-year period. In addition, G&A expense was favorably impacted by the realization of cost savings related to our workforce reduction plan implemented in May

2020.  G&A expense increased to $37.6 million for the three months ended June 30, 2020 compared to $36.9 million for the prior-year period.
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we incurred $5.5 million of pre-tax restructuring charges consisting of severance and related costs, substantially all of which had been paid as of June 30, 2020. We believe that our restructuring activities are substantially complete as of June 30, 2020. However, until market conditions stabilize, we may incur additional restructuring charges. We expect that this workforce reduction will decrease our overhead expenses by approximately $33 million on an annualized basis.
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2020 included a $6.9 million loss in connection with the early extinguishment of a portion of our 4.875% Senior Notes due 2021 (the “2021 Notes”). In June 2020, we commenced and settled a cash tender offer for any and all of our then outstanding $300 million principal amount of 2021 Notes as part of a plan to refinance our long-term debt due in 2021 with longer maturity financing. Upon expiration of the tender offer in June 2020, $216.3 million, or 72% of the outstanding principal amount, of the 2021 Notes were validly tendered and accepted for purchase.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $21.8 million and $22.0 million for the three months ended June 30, 2020 and 2019, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended June 30, 2020, we recorded a tax provision of $18.1 million based on an effective tax rate of 24.3%.  For the three months ended June 30, 2019, we recorded a tax provision of $9.1 million based on an effective tax rate of 25.8%. The increase in provision for income taxes is due to a $39.3 million increase in income before income taxes to $74.7 million for the three months ended June 30, 2020, compared to $35.4 million for the prior-year period.
During the three months ended June 30, 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our tax provision for the three months ended June 30, 2020.
Financial Services Segment
Income before income taxes from our financial services operations increased to $3.9 million for the three months ended June 30, 2020 compared to $2.1 million for the prior-year period.  This increase is due to higher home sales volume in the three months ended June 30, 2020 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current year. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	402	16.9	4.0	414	13.4	5.1	(3)%	26%	(22)%
Pardee Homes	898	43.0	3.5	955	44.4	3.6	(6)%	(3)%	(3)%
Quadrant Homes	231	8.3	4.6	142	6.9	3.4	63%	20%	35%
Trendmaker Homes	439	30.1	2.4	490	38.6	2.1	(10)%	(22)%	14%
TRI Pointe Homes	741	31.4	3.9	589	29.6	3.3	26%	6%	18%
Winchester Homes	282	12.7	3.7	222	14.1	2.6	27%	(10)%	42%
Total	2,993	142.4	3.5	2,812	147.0	3.2	6%	(3)%	9%

Net new home orders for the six months ended June 30, 2020 increased by 181 orders, or 6%, to 2,993, compared to 2,812 during the prior-year period.  The increase in net new home orders was due to a 9% increase in monthly absorption rates, offset by a 3% decrease in average selling communities. New home order demand was exceptionally strong through January and February of 2020, followed by a significant decline in March and April, a slow and steady improvement in May and exceptionally strong demand in June. This unusual volatility was due to the COVID-19 pandemic and the measures taken to contain its spread, as well as the impacts on consumers and the overall economy. As our results for the six months ended June 30, 2020 have been impacted by the COVID-19 pandemic, they may not be indicative of results going forward.
Maracay reported a 3% decrease in net new home orders driven by a 22% decrease in monthly absorption rates, offset by a 26% increase in average selling communities. The decrease in Maracay’s monthly absorption rate to 4.0 for the six months ended June 30, 2020 was due to the impact of COVID-19 and the slower market conditions experienced through March and April. Despite this impact, our monthly absorption rate of 4.0 for the current year demonstrates strong demand for Maracay’s new community openings during the current-year period as well as strong market fundamentals in Arizona throughout most of the quarter. Pardee Homes reported a 6% decrease in net new home orders driven by a 3% decrease in monthly absorption rates and a 3% decrease in average selling communities. The decrease in monthly absorption rate was due to the impact of COVID-19, as net new home order activity slowed considerably during parts of March, April and May. Net new home orders increased 63% at Quadrant Homes due to a 35% increase in monthly absorption rate and a 20% increase in average selling communities during the current-year period as compared to the prior-year period. The increase in monthly absorption rate to 4.6 was due to an exceptionally strong demand environment in January and February of the current-year period, as well as a significant improvement in market conditions during the latter half of May and into June, notwithstanding reduced demand in the month of April due to COVID-19. In addition, two of our new community openings were particularly well-received by the market, which resulted in an increased sales pace. Trendmaker Homes’ net new home orders decreased 10% due to a 22% decrease in average selling communities offset by a 14% increase in monthly absorption rate. Though we experienced stronger monthly absorption rates at each of our Houston, Austin and Dallas–Fort Worth markets in the current-year period, COVID-19 and the volatility in the oil market negatively impacted our sales pace in the current-year period, particularly in March and April. TRI Pointe Homes’ net new home orders increased 26% due to an 18% increase in the monthly absorption rate and a 6% increase in average selling communities. The increase in TRI Pointe Homes’ monthly absorption rate was driven by stronger market conditions in both our Bay Area and Colorado markets compared to the prior-year period. Winchester Homes reported a 27% increase in net new home orders as a result of a 42% increase in monthly absorption rate offset by a 10% decrease in average selling communities. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand and more favorable overall market conditions compared to the prior-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	305	$158,426	$519	180	$95,214	$529	69%	66%	(2)%
Pardee Homes	619	420,684	680	567	329,562	581	9%	28%	17%
Quadrant Homes	92	80,106	871	111	113,702	1,024	(17)%	(30)%	(15)%
Trendmaker Homes	463	217,377	469	404	187,130	463	15%	16%	1%
TRI Pointe Homes	518	365,143	705	523	364,543	697	(1)%	—%	1%
Winchester Homes	190	120,044	632	154	94,690	615	23%	27%	3%
Total	2,187	$1,361,780	$623	1,939	$1,184,841	$611	13%	15%	2%

Home sales revenue increased $176.9 million, or 15%, to $1.4 billion for the six months ended June 30, 2020. The increase was comprised of (i) $151.5 million related to an increase of 248 new homes delivered in the six months ended June 30, 2020 compared to the prior-year period, and (ii) $25.4 million related to an increase of $12,000 in average sales price of homes delivered in the six months ended June 30, 2020 compared to the prior-year period.
Maracay home sales revenue increased 66% due to an 69% increase in new homes delivered during the current-year period. The increase in new homes delivered is due to a 119% increase in backlog units to start the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue increased 28% due to a 17% increase in average sales price and a 9% increase in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher-priced California assets in the current-year period, particularly from our San Diego market. Quadrant Homes’ home sales revenue decreased 30% due to a 17% decrease in new homes delivered and a 15% decrease in average sales price. The decrease in new homes delivered was due to timing and the impact of COVID-19-related construction delays. Trendmaker Homes’ home sales revenue increased 16% due to a 15% increase in new homes delivered. The increase in new homes delivered was due to the timing of deliveries. TRI Pointe Homes’ home sales revenue was flat, as we achieved consistent new homes delivered and average sales price. Home sales revenue increased at Winchester Homes by 27% due to a 23% increase in new homes delivered and a 3% increase in average sales price. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2020	%	2019	%
Home sales revenue	$1,361,780	100.0%	$1,184,841	100.0%
Cost of home sales	1,074,316	78.9%	996,220	84.1%
Homebuilding gross margin	287,464	21.1%	188,621	15.9%
Add: interest in cost of home sales	38,623	2.8%	32,262	2.7%
Add: impairments and lot option abandonments	1,729	0.1%	5,490	0.5%
Adjusted homebuilding gross margin(1)	$327,816	24.1%	$226,373	19.1%
Homebuilding gross margin percentage	21.1%		15.9%
Adjusted homebuilding gross margin percentage(1)	24.1%		19.1%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.1% for the six months ended June 30, 2020 as compared to 15.9% for the prior-year period.  The increase in gross margin percentage was due to a decrease in incentives as compared to the prior-year period, during which we delivered homes impacted by the weaker pricing trends experienced in the second half of 2018. In addition, we benefited from the favorable impact of higher current-year period revenue from some of our long-dated California assets, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.1% for the six months ended June 30, 2020, compared to 19.1% for the prior-year period.

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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$87,831	$86,054	6.4%	7.3%
General and administrative (G&A)	77,391	75,451	5.7%	6.4%
Total sales and marketing and G&A	$165,222	$161,505	12.1%	13.6%

Total SG&A as a percentage of home sales revenue decreased to 12.1% for the six months ended June 30, 2020, compared to 13.6% in the prior-year period. Total SG&A expense increased $3.7 million to $165.2 million for the six months ended June 30, 2020 from $161.5 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 6.4% for the six months ended June 30, 2020, compared to 7.3% for the prior-year period. The decrease was due primarily to higher leverage on the fixed components of sales and marketing expense as a result of the 15% increase in homebuilding revenue compared to the prior-year period. In addition, we realized some cost savings related to the workforce reduction plan implemented in May 2020. Sales and marketing expense increased to $87.8 million for the six months ended June 30, 2020 compared to $86.1 million in the prior-year period due primarily to higher variable commission costs associated with higher home sales revenue.
G&A expense as a percentage of home sales revenue decreased to 5.7% of home sales revenue for the six months ended June 30, 2020 compared to 6.4% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 15% increase in homebuilding revenue compared to the prior-year period.  In addition, G&A expense was favorably impacted by the realization of cost savings related to our workforce reduction plan implemented in May 2020. G&A expense increased to $77.4 million for the six months ended June 30, 2020 compared to $75.5 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $42.6 million and $45.3 million for the six months ended June 30, 2020 and 2019, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the six months ended June 30, 2020, we recorded a tax provision of $28.0 million based on an effective tax rate of 24.0%.  For the six months ended June 30, 2019, we recorded a tax provision of $9.2 million based on an effective tax rate of 25.8%. The increase in provision for income taxes is due to a $80.9 million increase in income before income taxes to $116.4 million for the six months ended June 30, 2020, compared to $35.5 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $6.0 million for the six months ended June 30, 2020 compared to $2.9 million for the prior-year period.  This increase is due to higher home sales volume in the six months ended June 30, 2020 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current year. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2020	2019	Amount	%
Lots Owned
Maracay	2,070	2,234	(164)	(7)%
Pardee Homes	12,622	13,649	(1,027)	(8)%
Quadrant Homes	1,010	853	157	18%
Trendmaker Homes	2,672	1,924	748	39%
TRI Pointe Homes	2,497	2,759	(262)	(9)%
Winchester Homes	878	1,211	(333)	(27)%
Total	21,749	22,630	(881)	(4)%
Lots Controlled(1)
Maracay	1,420	1,377	43	3%
Pardee Homes	328	755	(427)	(57)%
Quadrant Homes	—	589	(589)	(100)%
Trendmaker Homes	1,541	778	763	98%
TRI Pointe Homes	3,872	1,646	2,226	135%
Winchester Homes	890	342	548	160%
Total	8,051	5,487	2,564	47%
Total Lots Owned or Controlled(1)	29,800	28,117	1,683	6%
__________
(1)As of June 30, 2020 and 2019, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2020 were operating expenses, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. In March 2020, we borrowed a total of $500 million under our revolving credit facility to, in part, safeguard our balance sheet as the credit and banking market showed signs of distress in the wake of the COVID-19 outbreak. In June 2020, we determined that any concerns regarding near term access to liquidity had sufficiently receded and, as a result, we repaid all outstanding amounts under our revolving credit facility. While the current economic environment resulting from the COVID-19 pandemic is unprecedented, and the ultimate effects of COVID-19 and the related restrictions imposed on businesses and individuals across the world remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations. While acquiring desirable land positions is critical to our long-term growth initiatives, under the current conditions we are focused on maintaining a strong balance sheet while maximizing flexibility as to future land spend. As of June 30, 2020, we had total liquidity of $1.0 billion, including cash and cash equivalents of $474.5 million and $559.4 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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

Senior Notes
In June 2020, TRI Pointe Group issued $350 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15.
In June 2017, TRI Pointe Group issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1.
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 2021 Notes at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes mature on July 1, 2021 and interest is paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding as of June 30, 2020. The remaining outstanding principal amount of $83.7 million was fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2020, we were in compliance with the covenants required by our Senior Notes.
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
As of June 30, 2020, we had no outstanding debt under the Revolving Facility and there was $559.4 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.52%. As of June 30, 2020, there were $3.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $488,000 and $1.2 million as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, we had outstanding letters of credit of $40.6 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2020	2020
Consolidated Tangible Net Worth	$2,016,173	$1,497,799
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	32.4%	≤55%
(Not to exceed 55%)
Interest Coverage Test	6.0	≥1.5
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
As of June 30, 2020, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 13, 2020, our board of directors discontinued and cancelled our 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2020, we did not repurchase any shares under the 2020 Repurchase Program. For the six months ended June 30, 2020, we repurchased and retired an aggregate of 6,558,323 shares of our common stock at an average price of $15.55 under the 2019 Repurchase Program and 2020 Repurchase Program for a total of $102.0 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Loans Payable	$250,000	$250,000
Senior Notes	1,166,189	1,033,985
Total debt	1,416,189	1,283,985
Stockholders’ equity	2,175,799	2,186,530
Total capital	$3,591,988	$3,470,515
Ratio of debt-to-capital(1)	39.4%	37.0%

Total debt	$1,416,189	$1,283,985
Less: Cash and cash equivalents	(474,545)	(329,011)
Net debt	941,644	954,974
Stockholders’ equity	2,175,799	2,186,530
Net capital	$3,117,443	$3,141,504
Ratio of net debt-to-net capital(2)	30.2%	30.4%
__________
(1)The ratio of debt-to-capital is computed as the quotient obtained by dividing total debt by the sum of total debt plus stockholders’ equity.
(2)The ratio of net debt-to-net capital is a non-GAAP financial measure and is computed as the quotient obtained by dividing net debt (which is total debt less cash and cash equivalents) by the sum of net debt plus stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of debt-to-capital.  Because the ratio of net debt-to-net capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
Cash Flows—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:
•Net cash provided by operating activities increased by $270.2 million to $166.2 million for the six months ended June 30, 2020, from net cash used of $103.9 million for the six months ended June 30, 2019. The change was comprised of offsetting activity, including (i) a decrease in cash used for real estate inventory purchases of $104.6 million, (ii) an increase in net income to $88.4 million for the six months ended June 30, 2020 compared to $26.3 million in the prior-year period, (iii) a decrease in cash used for accrued expenses and other liabilities of $75.2 million to $5.8 million in the six months ended June 30, 2020 compared to $81.0 million in the prior-year period, (iv) offset by changes in other assets, receivables, accounts payable, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $37.7 million for the six months ended June 30, 2020, compared to $13.8 million for the prior-year period.  The increase in cash used in investing activities was due mainly to an increase in investments in unconsolidated entities.
•Net cash provided by financing activities was $17.0 million for the six months ended June 30, 2020, compared to net cash provided by financing activities of $11.6 million for the prior-year period. Net cash provided by financing activities in the current-year period was comprised of the issuance of $350 million principal amount of 2028 Notes, of which we used approximately $216 million to purchase a portion of our 2021 Notes pursuant to a tender offer, resulting in a net borrowing of approximately $134 million. This activity was offset by $102.0 million of cash used for share repurchases for the current-year period, compared to no similar cash transactions for the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2020, we had $81.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $816.2 million (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements.  We typically experience the highest new home order activity during the first and second quarters of our fiscal year, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors.  Since it typically takes three to nine months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries.  Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters of our fiscal year, and the majority of cash receipts from home deliveries occur during the second half of the year.  We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the impacts of the COVID-19 pandemic.

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of June 30, 2020 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Arroyo Seco	2020	44	—	44	20	—	$414 - $478
City of Chandler:
Mission Estates	2019	26	21	5	5	9	$537 - $598
Windermere Ranch	2019	91	39	52	34	19	$532 - $572
Canopy North	2020	129	—	12	—	—	$471 - $540
Canopy South	2020	112	—	11	—	—	$556 - $578
City of Gilbert:
Lakes At Annecy	2019	216	66	150	47	30	$289 - $363
Annecy P3	2021	251	—	251	—	—	$259 - $331
Lakeview Trails	2019	92	64	28	20	23	$570 - $655
Lakeview Trails II	2021	68	—	68	6	—	$570 - $655
Copper Bend	2020	38	9	29	21	9	$492 - $511
Avocet at Waterston	2020	115	—	115	24	—	$526 - $611
Brighton at Waterston	2020	88	—	88	24	—	$632 - $676
Domaine at Waterston	2020	128	—	128	18	—	$774 - $819
City of Goodyear:
Villages at Rio Paseo	2018	117	101	16	7	40	$204 - $234
Cottages at Rio Paseo	2018	93	84	9	4	3	$243 - $264
Sedella	2021	75	—	75	—	—	$441 - $521
City of Mesa:
Cadence	2021	127	—	127	—	—	$312 - $345
City of Peoria:
Legacy at The Meadows	2017	74	68	6	—	—	$425 - $451
Estates at The Meadows	2017	272	191	81	22	29	$530 - $616
Enclave at The Meadows	2018	126	98	28	21	28	$417 - $512
Deseo	2019	94	23	71	34	17	$528 - $622
City of Phoenix:
Loma @ Avance	2019	124	47	77	17	25	$400 - $459
Ranger @ Avance	2019	145	28	117	33	26	$439 - $511
Piedmont @ Avance	2019	99	21	78	16	19	$515 - $530
Alta @ Avance	2020	26	5	21	9	5	$630 - $659
Town of Queen Creek
Madera 50's	2022	105	—	105	—	—	$330 - $410
Madera 60's	2022	70	—	70	—	—	$391 - $453
Madera 75's	2022	91	—	91	—	—	$463 - $510
Pathfinder South At Spur Cross	2020	53	—	53	29	—	$494 - $514
Pathfinder North At Spur Cross	2020	65	1	64	16	1	$575 - $589
Closed Communities	N/A	—	—	—	—	20
Phoenix, Arizona Total		3,154	866	2,070	427	303
Tucson, Arizona
Closed Communities	N/A	—	—	—	—	2
Tucson, Arizona Total		—	—	—	—	2
Maracay Total		3,154	866	2,070	427	305

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
California
San Diego County:
Sendero	2019	112	80	32	20	19	$1,470 - $1,600
Vista Santa Fe	2019	44	30	14	13	12	$1,910 - $2,010
Terraza	2019	81	70	11	11	24	$1,360 - $1,430
Carmel	2019	105	62	43	12	15	$1,530 - $1,640
Vista Del Mar	2019	79	46	33	12	13	$1,670 - $1,800
Highlands	2021	52	—	52	—	—	$1,640 - $1,930
Sendero Collection	2021	76	—	76	—	—	$1,350 - $1,400
Pacific Highlands Ranch Future	2021	42	—	42	—	—	TBD
Lake Ridge	2018	129	95	34	12	18	$790 - $865
Veraz	2018	111	74	37	13	28	$425 - $500
Solmar	2019	74	37	37	9	28	$390 - $485
Solmar Sur	2021	108	—	108	—	—	$390 - $485
Marea	2020	143	—	143	—	—	$365 - $435
PA61 Townhomes	2021	170	—	170	—	—	TBD
Meadowood	TBD	844	—	844	—	—	$390 - $630
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Cresta	2018	67	42	25	11	8	$830 - $890
Verano	2017	95	65	30	10	10	$550 - $650
Arista	2017	143	101	42	10	10	$740 - $800
Lyra	2019	141	53	88	27	20	$650 - $720
Sola	2019	189	79	110	39	18	$560 - $610
Luna	2020	114	—	114	19	—	$615 - $660
Strata	2021	292	—	292	—	—	$550 - $670
Skyline Ranch Future	TBD	334	—	334	—	—	TBD
Riverside County:
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	26	—	$310 - $325
Daybreak	2017	159	140	19	16	17	$360 - $385
Abrio	2018	113	89	24	16	19	$415 - $450
Cascade	2017	194	169	25	21	11	$335 - $360
Beacon	2018	106	83	23	17	12	$510 - $560
Alisio	2019	84	69	15	14	18	$300 - $335
Elan	2019	96	18	78	17	6	$390 - $425
Mira	2019	95	13	82	9	3	$365 - $395
Avid	2019	68	21	47	4	4	$340 - $365
Vita	2019	115	32	83	11	4	$315 - $340
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	66	18	10	14	$455 - $485
Braeburn	2018	82	65	17	13	20	$415 - $450
Overland at Spencer's Crossing	2021	85	—	85	—	—	$485 - $515
Canvas	2018	89	85	4	4	27	$405 - $430
Kadence	2018	85	64	21	15	15	$420 - $435
Newpark	2018	93	56	37	17	14	$445 - $490
Easton	2018	92	46	46	16	12	$480 - $530
Compass at Audie Murphy Ranch	2021	52	—	52	—	—	$450 - $510
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Terramor	2022	75	—	75	—	—	TBD
Arroyo	2020	110	—	110	38	—	$305 - $350
Cienega	2020	106	—	106	41	—	$310 - $345

Centerstone	2021	120	—	120	—	—	$320 - $335
Landmark	2021	130	—	130	—	—	$340 - $365
Horizon	2021	130	—	130	—	—	$395 - $420
Atwell Future	TBD	3,742	—	3,742	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities	N/A	—	—	—	—	11
California Total		12,681	1,850	10,831	523	430
Nevada
Clark County:
Tera Luna	2018	116	39	77	7	10	$560 - $670
Linea	2018	123	121	2	2	13	$370 - $410
Strada 2.0	2019	62	17	45	29	12	$460 - $550
Strada III	2021	30	—	30	—	—
Arden	2020	79	—	79	7	—	$390 - $430
Capri	2020	114	—	114	13	—	$302 - $328
Arden 2.0	2022	154	—	154	—	—	$370 - $400
Capri 2.0	2022	214	—	214	—	—	$300 - $325
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Evolve	2019	74	48	26	12	23	$305 - $335
Midnight Ridge	2020	104	9	95	26	9	$525 - $645
Axis	2017	52	53	—	—	3	$860 - $1,125
Axis at the Canyons	2019	26	15	10	4	3	$800 - $920
Cobalt	2017	107	86	21	4	12	$380 - $460
Onyx	2018	88	65	23	19	13	$470 - $510
Pivot	2017	88	87	1	—	1	$405 - $470
Nova Ridge	2017	78	74	4	—	5	$670 - $850
Nova Ridge at the Cliffs	2019	30	7	23	6	4	$670 - $850
Corterra	2018	53	44	9	3	10	$455 - $545
Highline	2020	59	1	58	8	1	$470 - $570
Indogo	2018	202	101	101	15	24	$300 - $370
Larimar	2018	106	49	57	8	18	$355 - $420
Blackstone	2018	105	60	45	10	11	$410 - $510
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	20	34	15	13	$370 - $410
Sandalwood	2020	116	—	116	28	—	$740 - $910
Silverado Entry-Level	2021	96	—	96	—	—	$400 - $450
Silverado Move-Up	2021	93	—	93	—	—	$440 - $485
Silverado Courtyard Townhome	2021	116	—	116	—	—	$300 - $320
Closed Communities	N/A	—	—	—	—	4
Nevada Total		2,687	896	1,791	216	189
Pardee Total		15,368	2,746	12,622	739	619

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	21	22	22	10	$780 - $910
Trailside at Meadowdale Beach, Edmonds	2021	38	—	38	—	—	$735 - $785
Cypress, Lynnwood	2021	42	—	42	—	—	$535 - $655
King County:
Vareze, Kirkland	2020	82	14	68	28	14	$720 - $895
Cedar Landing, North Bend	2019	138	35	103	47	11	$780 - $920
Monarch Ridge, Sammamish	2019	59	20	39	34	7	$1,000 - $1,285
Overlook at Summit Park, Maple Valley	2019	126	43	83	30	14	$595 - $765
Aurea, Sammamish	2019	41	21	20	15	12	$675 - $821
Aldea, Newcastle	2019	129	52	77	18	14	$685 - $838
Lario, Bellevue	2020	46	7	39	25	7	$905 - $1,197
Lakeview Crest, Renton	2020	17	—	17	1	—	$1,400 - $1,875
Eagles Glen, Sammamish	2020	10	—	10	5	—	$1,150 - $1,525
Willows 124, Redmond	2023	173	—	173	—	—	$745 - $930
Finn Meadows, Kirkland	2020	10	2	8	3	2	$1,050 - $1,245
Woodlands Reserve, Kirkland	2022	37	—	37	—	—	$945 - $1,350
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,180 - $1,340
Kitsap County:
Blue Heron, Poulsbo	2022	85	—	85	—	—	$536 - $706
McCormick Villages, Port Orchard	2021	88	—	88	—	—	$470 - $525
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$515 - $551
Closed Communities	N/A	—	—	—	—	1	N/A
Washington Total		1,225	215	1,010	228	92
Quadrant Total		1,225	215	1,010	228	92

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
Texas
Brazoria County:
Rise Meridiana	2016	47	46	1	—	3	$348 - $369
Fort Bend County:
Cross Creek Ranch 60', Fulshear	2013	48	26	22	3	14	$431 - $567
Cross Creek Ranch 65', Fulshear	2013	89	66	23	4	7	$463 - $677
Cross Creek Ranch 70', Fulshear	2013	107	87	20	9	16	$525 - $663
Cross Creek Ranch 80', Fulshear	2013	71	67	4	3	18	$664 - $785
Cross Creek Ranch 90', Fulshear	2013	49	36	13	8	2	$700 - $816
Fulshear Run 1/2 Acre, Richmond	2016	145	54	91	—	4	$646
Harvest Green 75', Richmond	2015	63	52	11	6	9	$454 - $581
Sienna Plantation 80', Missouri City	TBD	25	—	25	1	—	$573 - $640
Sienna Plantation 85', Missouri City	2015	54	45	9	2	9	$589 - $636
Grayson Woods 60'	2019	37	8	29	10	7	$434 - $438
Grayson Woods 70'	2019	26	10	16	10	8	$502 - $577
Katy Gaston	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	99	18	5	10	$315 - $371
Lakes of Creekside 80'	2016	17	15	2	—	6	$475 - $611
Lakes of Creekside 65'	TBD	18	—	18	—	—	$400 - $450
Balmoral 50'	2019	46	11	35	3	4	$255 - $337
Bridgeland '80, Cypress	2015	141	120	21	8	12	$621 - $705
Bridgeland 70'	2018	41	32	9	3	15	$498 - $583
Villas at Bridgeland 50'	2018	48	20	28	2	4	$350 - $405
Falls at Dry Creek	2019	20	9	11	4	6	$530 - $685
Grant-Cyp-Rosehill	TBD	428	—	428	—	—	TBD
Hidden Arbor, Cypress (Land)	TBD	156	129	27	2	—	$365 - $465
Clear Lake, Houston (Land)	2015	772	661	111	28	65	$439 - $707
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
The Woodlands, Creekside Park	2015	131	128	3	1	11	$450 - $459
Montgomery County:
Grand Central Park	TBD	17	—	17	—	—	$299 - $340
Rodriguez	TBD	342	—	342	—	—	TBD
Royal Brook, Porter	2019	26	7	19	4	4	$349 - $450
Waller County:
LakeHouse	2019	351	68	283	27	37	$269 - $619
Williamson County:
Crystal Falls - Lots for Sale	2016	29	25	4	—	—	TBD
Rancho Sienna 60'	2016	51	41	10	3	8	$380 - $500
Highlands at Mayfield Ranch 50'	2019	63	42	21	23	12	$303 - $420
Highlands at Mayfield Ranch 60'	2019	46	24	22	18	10	$351 - $485
Meyer Ranch	TBD	10	—	10	3	—	$300 - $485
Rancho Sienna 50'	2019	54	15	39	9	7	$300 - $439
Palmera Ridge	2019	49	30	19	15	14	$291 - $360
Hays County:
6 Creeks 50' Section 1 & 2	2020	35	12	23	10	12	$269 - $352
6 Creeks 60' Section 1 & 2	2020	15	4	11	5	4	$309 - $375
Travis County:
Lakes Edge 80'	2018	14	13	1	1	3	$797
Turner's Crossing (Land)	TBD	324	—	324	—	—	TBD
Williamson County:
Cressman Tract (Land)	TBD	85	—	85	—	—	TBD

Collin County:
Creeks of Legacy, Celina	2020	24	—	24	—	—	$349 - $379
Miramonte, Frisco	2016	62	60	2	2	8	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	159	6	1	5	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	36	4	3	8	$368 - $480
Denton County:
Glenview, Frisco	2017	50	42	8	5	10	$345 - $485
Paloma Creek, Little Elm	2015	267	187	80	19	10	$275 - $390
Parks at Legacy, Prosper	2017	55	39	16	8	7	$384 - $495
Valencia, Little Elm	2016	82	63	19	4	6	$350 - $444
Villages of Carmel, Denton	2017	96	92	4	2	12	$290 - $360
Kaufman County:
Gateway Parks, Forney	2020	12	—	12	—	—	$270 - $355
Rockwall County:
Heath Golf and Yacht, Heath	2016	112	88	24	7	14	$294 - $490
Woodcreek, Fate	2017	153	102	51	13	14	$267 - $330
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	104	75	29	9	11	$270 - $375
Lakes of River Trails, Fort Worth	2011	172	158	14	10	4	$317 - $416
Ventana, Benbrook	2017	94	67	27	8	12	$318 - $430
Closed Communities	N/A	—	—	—	—	1
Texas Total		5,849	3,177	2,672	321	463
Trendmaker Homes Total		5,849	3,177	2,672	321	463

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Varenna at Orchard Hills, Irvine	2016	135	112	23	6	11	$1,223 - $1,306
Lyric	2019	70	62	8	5	21	$779 - $946
Windbourne	2019	46	20	26	24	14	$1,164 - $1,276
Cerise at Canvas	2020	40	2	38	5	2	$795 - $823
Violet at Canvas	2020	48	7	41	12	7	$545 - $735
Claret at Canvas	2020	48	5	43	16	5	$560 - $671
San Diego County:
Prism at Weston	2018	142	106	36	32	15	$574 - $644
Riverside County:
Citron at Bedford	2019	101	70	31	14	24	$387 - $398
Cassis at Rancho Soleo	2020	79	—	79	17	—	$492 - $507
Cava at Rancho Soleo	2020	63	—	63	13	—	$386 - $417
Cerro at Rancho Soleo	2020	103	—	103	14	—	$375 - $430
Los Angeles County:
Tierno at Aliento	2017	63	49	14	3	—	$667 - $710
Tierno II at Aliento	2018	63	47	16	13	16	$667 - $701
Paloma at West Creek	2018	155	151	4	4	19	$475 - $550
Mystral	2019	78	53	25	25	5	$629 - $685
Celestia	2019	72	67	5	5	17	$597 - $633
San Bernardino County:
Ivy at The Preserve	2019	113	19	94	21	14	$355 - $427
Hazel at The Preserve	2020	133	24	109	35	24	$360 - $426
Tempo at The Resort	2020	80	—	80	16	—	$504 - $565
Closed Communities	N/A	—	—	—	—	27
Southern California Total		1,632	794	838	280	221
Northern California
Contra Costa County:
Greyson Place	2019	44	28	16	12	12	$835 - $960
Santa Clara County:
Madison Gate	2018	65	60	5	5	13	$729 - $1,134
Blanc at Glen Loma	2019	49	15	34	28	10	$735 - $785
Noir at Glen Loma	2019	64	15	49	14	6	$815 - $865
Lotus at Urban Oak	2023	65	—	65	—	—	$940 - $1,064
Solano County:
Bloom at Green Valley, Fairfield	2018	91	87	4	4	12	$557 - $597
Lantana, Fairfield	2019	133	75	58	13	20	$483 - $528
One Lake	2021	45	—	45	—	—
San Joaquin County:
Sundance, Mountain House	2015	113	108	5	5	—	$668 - $760
Sundance II, Mountain House	2017	138	113	25	25	14	$653 - $731
River Islands	2021	24	—	24	7	—	$467 - $519
Alameda County:
Onyx at Jordan Ranch, Dublin	2017	105	93	12	6	13	$914 - $966
Apex, Fremont	2018	77	76	1	1	19	$734 - $996
Palm, Fremont	2019	31	15	16	8	7	$2,250 - $2,392
Ellis at Central Station, Oakland	2020	128	—	128	5	—	$740 - $815
Sonoma County:
Riverfront Petaluma	2021	5	—	5	—	—	$740 - $901
Sacramento County:

Natomas	TBD	94	—	94	—	—	$360 - $412
Mangini - Brookstone	2020	47	15	32	19	15	$576 - $655
Mangini - Waterstone	2020	40	12	28	18	12	$630 - $733
Placer County:
La Madera	2019	102	33	69	12	23	$461 - $546
San Francisco County:
Cambridge Street (SFA)	2020	54	—	54	—	—	$1,145 - $1,388
Closed Communities	N/A	—	—	—	—	2
Northern California Total		1,514	745	769	182	178
California Total		3,146	1,539	1,607	462	399
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	110	47	21	22	$390 - $429
Terrain Ravenwood Village (4000)	2018	100	92	8	8	22	$415 - $481
Trails at Crowfoot	2021	100	—	100	—	—	TBD
Sterling Ranch Alley	2020	80	—	80	1	—	TBD
Sterling Ranch TH	2021	46	—	46	—	—	TBD
Canyons 4500	2020	89	1	88	12	1	$774 - $974
Terrain Sunstone	2021	74	—	74	—	—	TBD
Jefferson County:
Candelas 4020 Series, Arvada	2019	98	72	26	23	26	$471 - $531
Crown Point, Westminster	2019	64	57	7	6	26	$449 - $491
Candelas TH, Arvada	2022	92	—	92	—	—	TBD
Arapahoe County:
Whispering Pines, Aurora	2016	115	108	7	7	13	$611 - $681
Adonea 3500, Aurora	2020	71	—	71	12	—	$393 - $435
Adams County:
Reunion Alley, Commerce City	2021	50	—	50	—	—	TBD
Closed Communities	N/A	—	—	—	—	9
Colorado Total		1,136	440	696	90	119
North Carolina
Wake County:
Lakeview Townhomes, Raleigh, NC	2020	23	—	23	—	—	$335 - $351
Townes at North Salem St., Apex, NC	2021	55	—	55	—	—	$312 - $339
Mecklenburg County:
Mayes Hall, Davidson, NC	2021	50	—	50	—	—	$335 - $406
North Carolina Total		128	—	128	—	—
South Carolina
York County:
Balsam, Rock Hill, SC	2021	53	—	53	—	—	$279 - $304
Ashburn, York County, SC	2020	13	—	13	—	—	$258 - $294
South Carolina Total		66	—	66	—	—
TRI Pointe Total		4,476	1,979	2,497	552	518

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of June 30, 2020	Lots Owned as of June 30, 2020(3)	Backlog as of June 30, 2020(4)(5)	Homes Delivered for the Six Months Ended June 30, 2020	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	152	79	73	9	14	$454 - $535
Two Rivers Cascades SFD, Crofton	2018	43	35	8	8	10	$520 - $590
Watson's Glen, Millersville	2015	103	9	94	20	5	$368 - $381
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	180	42	20	20	$515 - $607
Landsdale Townhomes	2015	100	100	—	—	3	Closed Out
Landsdale TND Neo SFD	2015	77	66	11	11	7	$450 - $483
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	252	107	21	15	$560 - $775
Cabin Branch Avenue Townhomes	2017	86	86	—	—	4	Closed Out
Cabin Branch Crossings Townhomes	2019	114	7	107	29	6	$422 - $493
Cabin Branch Manor Townhomes	2014	428	367	61	13	16	$393 - $464
Preserve at Stoney Spring - Lots for Sale	TBD	2	—	2	—	—
Glenmont MetroCenter, Silver Spring	2016	171	146	25	25	15	$460 - $518
Chapman Row, Rockville	2019	61	16	45	22	6	$700 - $750
North Quarter, North Bethesda	2020	104	9	95	12	9	$620 - $670
Maryland Total		2,022	1,352	670	190	130
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	TBD	5	—	5	—	—	TBD
Westgrove, Fairfax	2018	24	22	2	2	3	$1,001 - $1,107
West Oaks Corner, Fairfax	2019	188	41	147	53	15	$705 - $830
Bren Pointe SFA, Fairfax	2020	13	—	13	—	—	TBD
Loudoun County:
Brambleton, Ashburn
Birchwood Bungalows AA	2018	55	43	8	12	10	$582 - $639
Birchwood Carriages AA	2019	45	20	25	26	19	$537 - $570
Willowsford Grant II, Aldie	2017	55	47	8	8	9	$1,000 - $1,255
Closed Communities	N/A	—	—	—	—	4
Virginia Total		385	173	208	101	60
Winchester Total		2,407	1,525	878	291	190

Combined Company Total		32,479	10,508	21,749	2,558	2,187
__________
(1)Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)Owned lots as of June 30, 2020 include owned lots in backlog as of June 30, 2020.
(4)Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)Of the total homes subject to pending sales contracts that have not been delivered as of June 30, 2020, 1,679 homes are under construction, 345 homes have completed construction, and 534 homes have not started construction.
(6)Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2020. We did not enter into during the six months ended June 30, 2020, and currently do not hold, derivatives for trading or speculative purposes.

Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three or six months ended June 30, 2020.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors
        The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as revised or supplemented by any Quarterly Reports on Form 10-Q filed with the SEC since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K (as revised or supplemented by any Quarterly Reports on Form 10-Q) occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Risks Related to Our Business

        Our Financial Performance has been and may continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

        In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders requiring the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.

        In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our new home galleries and design studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home galleries and design studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests. While we believe these measures were advisable and in the best interests of our employees, trade partners, customers and communities, such measures, in combination with other factors, reduced traffic in our new home galleries and design studios, slowed the pace of our home sales, delayed home deliveries and caused other material disruptions to our normal operations, including a substantial investment of time and resources by our management and organization, and may continue to do so during the pendency of such measures. We have transitioned substantially all of our employees back to our corporate and division offices, have resumed non-essential customer care service and warranty requests in substantially all of our markets, and, to the extent permitted by applicable law, are no longer appointment-only in many of our new home galleries. However, in the event that we are required or believe it is advisable to re-implement these or other measures in all or some of our markets in response to a resurgence of COVID-19 or orders by applicable governmental authorities, our Financial Performance could be materially and adversely affected. Additionally, certain of our service providers and trade partners have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations, which could materially and adversely affect our Financial Performance. Further, in the event any of our employees, and/or employees of our service providers or trade partners, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches.

While residential homebuilding operations are currently exempt from the application of “stay-at-home” orders in all of our markets, existing and future orders by governmental authorities in any of our markets may require us to cease our homebuilding operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries and negatively impact our home sales revenue in such markets. For example, in late March 2020, authorities in Seattle, Washington and the Bay Area in California revised then-existing restrictions against non-essential business activities to extend to most residential construction activities. As a result, our TRI Pointe Homes—Bay Area and Quadrant Homes divisions were prohibited for several weeks from engaging in residential construction activities. We anticipate that any further such orders will have a material and adverse impact on our ability to meet applicable development and construction timelines, as well as sales activity, in applicable markets in the event such prohibitions remain in effect for a significant duration.

        We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, availability of financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, unemployment levels, wage growth and fluctuating interest rates. The COVID-19 pandemic has also resulted in substantial volatility in U.S. and international debt and equity markets and has caused significant fluctuations in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and prices for our homes; an increase in selling incentives required to sell homes; an oversupply of new and existing homes available for sale; increased home order cancellation rates; diminished value of our real estate investments, including potential impairments, write downs or dispositions of real estate assets, or lot option abandonments; and an inability to access our Credit Facility, service or refinance our existing indebtedness or access the debt and equity capital markets on commercially reasonable terms or at all.

        Ultimately, the effects of the COVID-19 pandemic on our business and Financial Performance, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak; the duration of existing and future social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include decreases in home sales revenue, new home deliveries, average sales prices of homes, homebuilding gross margin percentages, active selling communities and backlog units, and increases in cancellation rates of home sales contracts, which may materially impact our Financial Performance during the third quarter of 2020 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including our Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, as revised or supplemented by our Quarterly Reports on Form 10-Q filed with the SEC since the filing of our most recent Annual Report on Form 10-K, any of which could have a material effect on us.

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
On February 13, 2020, our board of directors discontinued and cancelled the 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2020, we did not repurchase any shares under the 2020 Repurchase Program. For the six months ended June 30, 2020, we repurchased and retired an aggregate of 6,558,323 shares of common stock at an average price of $15.55 under the 2019 Repurchase Program and 2020 Repurchase Program for a total of $102.0 million.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Fifth Supplemental Indenture, dated as of June 10, 2020, among TRI Pointe Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.2	Form of 5.700% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: July 24, 2020	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 24, 2020	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)