Form 10-Q
period 2020-09-30
TRI Pointe Group, Inc.
filed 2020-10-22
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
126,825,194 shares of the registrant's common stock were issued and outstanding as of October 12, 2020.

EXPLANATORY NOTE
As used in this Quarterly Report on Form 10-Q, references to “TRI Pointe”, the “Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this report) refer to TRI Pointe Group, Inc., a Delaware corporation (“TRI Pointe Group”) and its consolidated subsidiaries.

TRI POINTE GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$493,585	$329,011
Receivables	73,419	69,276
Real estate inventories	2,989,377	3,065,436
Investments in unconsolidated entities	36,880	11,745
Goodwill and other intangible assets, net	159,492	159,893
Deferred tax assets, net	30,752	49,904
Other assets	174,060	173,425
Total assets	$3,957,565	$3,858,690
Liabilities
Accounts payable	$94,064	$66,120
Accrued expenses and other liabilities	332,147	322,043
Loans payable	250,000	250,000
Senior notes, net	1,083,254	1,033,985
Total liabilities	1,759,465	1,672,148

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 126,825,194 and 136,149,633 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,268	1,361
Additional paid-in capital	425,753	581,195
Retained earnings	1,771,067	1,603,974
Total stockholders’ equity	2,198,088	2,186,530
Noncontrolling interests	12	12
Total equity	2,198,100	2,186,542
Total liabilities and equity	$3,957,565	$3,858,690

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Homebuilding:
Home sales revenue	$826,036	$746,269	$2,187,816	$1,931,110
Land and lot sales revenue	3,242	607	3,462	6,819
Other operations revenue	634	618	1,900	1,853
Total revenues	829,912	747,494	2,193,178	1,939,782
Cost of home sales	643,456	577,627	1,717,772	1,573,847
Cost of land and lot sales	3,214	495	3,790	7,552
Other operations expense	624	609	1,872	1,826
Sales and marketing	44,714	47,834	132,545	133,888
General and administrative	36,323	38,751	113,714	114,202
Restructuring charges	54	—	5,603	—
Homebuilding income from operations	101,527	82,178	217,882	108,467
Equity in loss of unconsolidated entities	106	18	67	(33)
Other (expense) income, net	(3,120)	325	(9,075)	6,719
Homebuilding income before income taxes	98,513	82,521	208,874	115,153
Financial Services:
Revenues	2,552	901	6,442	1,959
Expenses	1,334	817	3,698	1,765
Equity in income of unconsolidated entities	3,273	2,114	7,761	4,861
Financial services income before income taxes	4,491	2,198	10,505	5,055
Income before income taxes	103,004	84,719	219,379	120,208
Provision for income taxes	(24,322)	(21,858)	(52,286)	(31,014)
Net income	$78,682	$62,861	$167,093	$89,194
Earnings per share
Basic	$0.61	$0.45	$1.27	$0.63
Diluted	$0.61	$0.44	$1.27	$0.63
Weighted average shares outstanding
Basic	128,941,901	141,088,381	131,190,301	141,729,759
Diluted	129,515,114	141,533,546	131,672,652	142,128,786

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811
Net income	—	—	—	78,682	78,682	—	78,682
Shares issued under share-based awards	162,067	1	2,190	—	2,191	—	2,191
Stock-based compensation expense	—	—	3,477	—	3,477	—	3,477
Share repurchases	(3,662,738)	(36)	(62,025)	—	(62,061)	—	(62,061)
Balance at September 30, 2020	126,825,194	$1,268	$425,753	$1,771,067	$2,198,088	$12	$2,198,100

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	167,093	167,093	—	167,093
Shares issued under share-based awards	896,622	9	3,103	—	3,112	—	3,112
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,473)	—	(5,473)	—	(5,473)
Stock-based compensation expense	—	—	10,888	—	10,888	—	10,888
Share repurchases	(10,221,061)	(102)	(163,960)	—	(164,062)	—	(164,062)
Balance at September 30, 2020	126,825,194	$1,268	$425,753	$1,771,067	$2,198,088	$12	$2,198,100

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	142,258,663	$1,423	$662,087	$1,423,120	$2,086,630	$13	$2,086,643
Net income	—	—	—	62,861	62,861	—	62,861
Shares issued under share-based awards	14,454	—	101	—	101	—	101
Stock-based compensation expense	—	—	3,828	—	3,828	—	3,828
Share repurchases	(3,035,420)	(31)	(41,704)	—	(41,735)	—	(41,735)
Balance at September 30, 2019	139,237,697	$1,392	$624,312	$1,485,981	$2,111,685	$13	$2,111,698

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	89,194	89,194	—	89,194
Shares issued under share-based awards	611,404	6	294	—	300	—	300
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense		—	10,614		10,614		10,614
Share repurchases	(3,035,420)	(31)	(41,704)	—	(41,735)	—	(41,735)
Balance at September 30, 2019	139,237,697	$1,392	$624,312	$1,485,981	$2,111,685	$13	$2,111,698

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$167,093	$89,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,196	18,357
Equity in income of unconsolidated entities, net	(7,828)	(4,828)
Deferred income taxes, net	19,152	10,493
Amortization of stock-based compensation	10,888	10,614
Charges for impairments and lot option abandonments	2,044	6,519
Changes in assets and liabilities:
Real estate inventories	78,025	(142,599)
Receivables	(4,134)	(18,915)
Other assets	(6,191)	(9,086)
Accounts payable	27,944	(34)
Accrued expenses and other liabilities	12,667	(60,239)
Returns on investments in unconsolidated entities, net	9,035	6,215
Loss on extinguishment of debt	10,243	—
Net cash provided by (used in) operating activities	338,134	(94,309)
Cash flows from investing activities:
Purchases of property and equipment	(16,782)	(22,392)
Proceeds from sale of property and equipment	26	46
Investments in unconsolidated entities	(26,822)	(712)
Net cash used in investing activities	(43,578)	(23,058)
Cash flows from financing activities:
Borrowings from debt	850,000	400,000
Repayment of debt	(808,791)	(381,895)
Debt issuance costs	(4,768)	(3,125)
Proceeds from issuance of common stock under share-based awards	3,112	300
Minimum tax withholding paid on behalf of employees for share-based awards	(5,473)	(3,612)
Share repurchases	(164,062)	(41,735)
Net cash used in financing activities	(129,982)	(30,067)
Net increase (decrease) in cash and cash equivalents	164,574	(147,434)
Cash and cash equivalents–beginning of period	329,011	277,696
Cash and cash equivalents–end of period	$493,585	$130,262

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its potential impacts on our future results.
The consolidated financial statements include the accounts of TRI Pointe Group and its wholly owned subsidiaries, as well as other entities in which TRI Pointe Group has a controlling interest and variable interest entities (“VIEs”) in which TRI Pointe Group is the primary beneficiary.  The noncontrolling interests as of September 30, 2020 and December 31, 2019 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
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
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we incurred $54,000 and $5.6 million of pre-tax restructuring charges consisting of severance and related costs for the three and nine months ended September 30, 2020, respectively.
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

Adoption of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2017-04 on January 1, 2020 and our adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses for financial instruments, including receivables from community facilities districts or similar municipalities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2016-13 on January 1, 2020 and our adoption did not have a material impact on our consolidated financial statements.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Maracay	$95,109	$70,860	$253,535	$166,074
Pardee Homes	253,199	321,922	673,883	651,484
Quadrant Homes	72,951	49,875	154,323	164,812
Trendmaker Homes	106,955	103,428	324,332	296,212
TRI Pointe Homes	202,648	154,737	567,792	519,280
Winchester Homes	99,050	46,672	219,313	141,920
Total homebuilding revenues	829,912	747,494	2,193,178	1,939,782
Financial services	2,552	901	6,442	1,959
Total	$832,464	$748,395	$2,199,620	$1,941,741

Income (loss) before income taxes
Maracay	$11,535	$6,179	$24,139	$10,355
Pardee Homes	54,784	73,790	137,243	87,734
Quadrant Homes	8,477	1,600	13,420	4,154
Trendmaker Homes	10,055	5,578	25,364	10,888
TRI Pointe Homes	20,682	7,245	40,783	29,734
Winchester Homes	8,811	(71)	14,527	1,718
Corporate	(15,831)	(11,800)	(46,602)	(29,430)
Total homebuilding income before income taxes	98,513	82,521	208,874	115,153
Financial services	4,491	2,198	10,505	5,055
Total	$103,004	$84,719	$219,379	$120,208

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate inventories
Maracay	$356,763	$338,259
Pardee Homes	1,166,332	1,218,384
Quadrant Homes	255,773	264,437
Trendmaker Homes	250,605	268,759
TRI Pointe Homes	753,948	737,662
Winchester Homes	205,956	237,935
Total	$2,989,377	$3,065,436

Total assets
Maracay	$372,977	$382,262
Pardee Homes	1,237,628	1,300,047
Quadrant Homes	300,923	331,187
Trendmaker Homes	292,510	353,610
TRI Pointe Homes	937,887	930,348
Winchester Homes	256,266	291,456
Corporate	522,298	241,357
Total homebuilding assets	3,920,489	3,830,267
Financial services	37,076	28,423
Total	$3,957,565	$3,858,690

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$78,682	$62,861	$167,093	$89,194
Denominator:
Basic weighted-average shares outstanding	128,941,901	141,088,381	131,190,301	141,729,759
Effect of dilutive shares:
Stock options and unvested restricted stock units	573,213	445,165	482,351	399,027
Diluted weighted-average shares outstanding	129,515,114	141,533,546	131,672,652	142,128,786
Earnings per share
Basic	$0.61	$0.45	$1.27	$0.63
Diluted	$0.61	$0.44	$1.27	$0.63
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,666,469	2,459,868	2,550,475	2,916,252

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Escrow proceeds and other accounts receivable, net	$34,597	$29,282
Warranty insurance receivable (Note 13)	38,822	39,994
Total receivables	$73,419	$69,276

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful.  Receivables were net of allowances for doubtful accounts of $367,000 and $426,000 as of September 30, 2020 and December 31, 2019, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Real estate inventories owned:
Homes completed or under construction	$1,069,640	$951,974
Land under development	1,401,858	1,641,354
Land held for future development	152,633	122,847
Model homes	274,539	275,204
Total real estate inventories owned	2,898,670	2,991,379
Real estate inventories not owned:
Land purchase and land option deposits	90,707	74,057
Total real estate inventories not owned	90,707	74,057
Total real estate inventories	$2,989,377	$3,065,436

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest incurred	$20,063	$22,405	$62,670	$67,740
Interest capitalized	(20,063)	(22,405)	(62,670)	(67,740)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$196,335	$197,295	$192,356	$184,400
Interest capitalized as a cost of inventory	20,063	22,405	62,670	67,740
Interest previously capitalized as a cost of inventory, included in cost of sales	(23,538)	(19,234)	(62,166)	(51,674)
Capitalized interest in ending inventory	$192,860	$200,466	$192,860	$200,466

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	315	1,029	2,044	6,519
Total	$315	$1,029	$2,044	$6,519

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

6.    Investments in Unconsolidated Entities
As of September 30, 2020, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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

Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2020	December 31, 2019
Assets
Cash	$10,171	$8,537
Receivables	2,785	7,393
Real estate inventories	200,357	116,760
Other assets	556	703
Total assets	$213,869	$133,393
Liabilities and equity
Accounts payable and other liabilities	$40,518	$11,009
Company’s equity	36,880	11,745
Outside interests’ equity	136,471	110,639
Total liabilities and equity	$213,869	$133,393

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$8,993	$8,617	$23,689	$19,081
Other operating expense	(4,166)	(5,466)	(12,322)	(11,746)
Other income, net	—	173	(4)	174
Net income	$4,827	$3,324	$11,363	$7,509
Company’s equity in income of unconsolidated entities	$3,379	$2,132	$7,828	$4,828

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2020			December 31, 2019
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	49,021	492,628	N/A	42,896	440,974	N/A
Other land option agreements	41,686	409,218	N/A	31,161	358,345	N/A
Total	$90,707	$901,846	$—	$74,057	$799,319	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $7.7 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of September 30, 2020 and December 31, 2019, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets. The Company’s goodwill balance is included in the TRI Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of September 30, 2020, comprised of an existing trade name from the acquisition of Maracay in 2006, which has a 20 year useful life, and a TRI Pointe Homes trade name resulting from the acquisition of Weyerhaeuser Real Estate Company in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(7,791)	20,188	27,979	(7,390)	20,589
Total	$167,283	$(7,791)	$159,492	$167,283	$(7,390)	$159,893

The net carrying amount of our amortizing intangible asset related to the Maracay trade name was $2.9 million and $3.3 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense related to this intangible asset was $134,000 for each of the three-month periods ended September 30, 2020 and 2019, respectively, and $401,000 for each of the nine-month periods ended September 30, 2020 and 2019, respectively. Amortization of this intangible was charged to sales and marketing expense. The remaining useful life of the Maracay trade name was 6.2 years as of December 31, 2019.

On October 22, 2020 the Company announced that it would consolidate our homebuilding brands into one unified name, TRI Pointe Homes. As such, we expect the remaining balance of $2.9 million related to the Maracay trade name to be amortized ratably over the next nine months, as our existing communities transition to the unified name by June 30, 2021. Expected amortization related to the Maracay trade name for the three months ending December 31, 2020 is $963,000. Expected amortization related to this intangible asset for the six months ending June 30, 2021 is $1.9 million.

Our $17.3 million indefinite life intangible asset related to the TRI Pointe Homes trade name is not amortizing.  All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$19,225	$24,070
Refundable fees and other deposits	30,121	30,242
Development rights, held for future use or sale	1,702	2,213
Deferred loan costs—loans payable	3,391	4,345
Operating properties and equipment, net	55,809	57,803
Lease right-of-use assets	48,384	50,947
Income tax receivable	12,193	—
Other	3,235	3,805
Total	$174,060	$173,425

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related costs	$30,477	$42,798
Warranty reserves (Note 13)	81,867	76,607
Estimated cost for completion of real estate inventories	78,739	90,899
Customer deposits	38,802	20,390
Income tax liability to Weyerhaeuser	346	346
Accrued income taxes payable	5,458	1,530
Liability for uncertain tax positions (Note 15)	486	486
Accrued interest	20,248	11,952
Other tax liability	8,479	8,448
Lease liabilities	53,045	56,125
Other	14,200	12,462
Total	$332,147	$322,043

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
4.875% Senior Notes due July 1, 2021	$—	$300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	—
Discount and deferred loan costs	(16,746)	(16,015)
Total	$1,083,254	$1,033,985

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
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes were scheduled to mature on July 1, 2021 and interest was paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding as of June 30, 2020. The remaining outstanding principal amount of $83.7 million was fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.
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
As of September 30, 2020, there were $13.0 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $19.1 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loan facility	$250,000	$250,000
Total	$250,000	$250,000

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
As of September 30, 2020, we had no outstanding debt under the Revolving Facility and there was $533.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.51%. As of September 30, 2020, there were $3.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $742,000 and $1.2 million as of September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, we had outstanding letters of credit of $66.8 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended September 30, 2020 and 2019, the Company incurred interest of $20.1 million and $22.4 million, respectively, related to all debt during the period.  Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company incurred interest of $62.7 million and $67.7 million, respectively, related to all debt during the period.  Included in interest incurred was amortization of deferred financing and Senior Note discount costs of $3.5 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest related to all outstanding debt at September 30, 2020 and December 31, 2019 was $20.2 million and $12.0 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2020 and December 31, 2019.

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
A summary of assets and liabilities at September 30, 2020 and December 31, 2019, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2020		December 31, 2019
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,096,270	$1,190,750	$1,045,072	$1,104,750
Term loan facility (2)	Level 2	$250,000	$250,000	$250,000	$250,000
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $13.0 million and $11.1 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Senior Notes at September 30, 2020 and December 31, 2019 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2020 approximated book value due to the variable interest rate terms of this loan.

At September 30, 2020 and December 31, 2019, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$10,078	$9,735
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary.  In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements.  For matters as to which the Company believes a loss is probable and reasonably estimable, we had $1.3 million and $419,000 of legal reserves as of September 30, 2020 and December 31, 2019, respectively.

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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $38.8 million and $40.0 million as of September 30, 2020 and December 31, 2019, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warranty reserves, beginning of period	$79,190	$71,471	$76,607	$71,836
Warranty reserves accrued	7,025	6,826	19,169	17,481
Warranty expenditures	(4,348)	(5,404)	(13,909)	(16,424)
Warranty reserves, end of period	$81,867	$72,893	$81,867	$72,893

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $630.7 million and $611.6 million, respectively. As of September 30, 2020 and December 31, 2019, our estimated cost to complete obligations related to these surety bonds was $423.7 million and $382.3 million, respectively.

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

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$2,300	$2,755	$7,094	$6,965
Ground lease cost (included in other operations expense)	624	609	1,872	1,826
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(634)	(618)	(1,900)	(1,853)
Net lease cost	$2,290	$2,746	$7,066	$6,938

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,109	$1,556	$6,343	$4,806
Ground lease cash flows (included in operating cash flows)	$624	$609	$1,872	$1,826
Right-of-use assets obtained in exchange for new operating lease liabilities	$290	$311	$1,445	$2,364

	September 30, 2020	December 31, 2019
Weighted-average discount rate:
Operating leases	5.8%	5.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.7	6.1
Ground leases	47.5	48.1

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2020	$2,219	$767
2021	8,412	3,070
2022	5,607	3,070
2023	4,503	3,070
2024	2,779	3,070
Thereafter	6,410	83,516
Total lease payments	$29,930	$96,563
Less: Interest	4,366	69,083
Present value of operating lease liabilities	$25,564	$27,480
 __________
(1)     Ground leases are fully subleased through 2041, representing $64.7 million of the $96.6 million future ground lease obligations.
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2020, there were 5,501,078 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stock-based compensation	$3,477	$3,828	$10,888	$10,614

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of September 30, 2020, total unrecognized stock-based compensation related to all stock-based awards was $22.3 million and the weighted average term over which the expense was expected to be recognized was 1.9 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	891,343	$15.03	3.4	$994
Granted	—	—	—	—
Exercised	(240,573)	$13.00	—	—
Forfeited	(8,257)	$14.37	—	—
Options outstanding at September 30, 2020	642,513	$15.80	2.7	$1,084
Options exercisable at September 30, 2020	642,513	$15.80	2.7	$1,084

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2019	3,384,351	$12.39	$52,694
Granted	1,464,261	$18.45	—
Vested	(990,929)	$13.36	—
Forfeited	(783,521)	$11.09	—
Nonvested RSUs at September 30, 2020	3,074,162	$15.29	$53,706

RSUs that vested, as reflected in the table above, during the nine months ended September 30, 2020 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2020 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On July 28, 2020, the Company granted an aggregate of 5,632 time-based RSUs to certain employees. The RSUs granted vest in equal installment annually beginning on February 20, 2021 over a three-year period. The fair value of each RSU granted on July 28, 2020 was measured using a price of $16.79 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

We had net deferred tax assets of $30.8 million and $49.9 million as of September 30, 2020 and December 31, 2019.  We had a valuation allowance related to those net deferred tax assets of $3.5 million as of September 30, 2020 and December 31, 2019.  The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
TRI Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of both September 30, 2020 and December 31, 2019, we had an income tax liability to Weyerhaeuser of $346,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets. During the second quarter of 2019 we amended our existing tax sharing agreement with Weyerhaeuser, pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the three months ended March 31, 2019, we decreased our income tax liability to Weyerhaeuser and recorded other income of $6.0 million, which is included in other income, net in the accompanying consolidated statements of operations.
Our provision for income taxes totaled $24.3 million and $21.9 million for the three months ended September 30, 2020 and 2019, respectively and $52.3 million and $31.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense.  The Company had $486,000 of uncertain tax positions recorded as of September 30, 2020 and December 31, 2019.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2020 and 2019.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(11,832)	$(11,599)
Income taxes paid (refunded), net	$41,400	$23,731
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$800	$1,409
Amortization of deferred loan costs capitalized to real estate inventory	$2,737	$4,112

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
Presented below are the condensed consolidating balance sheets at September 30, 2020 and December 31, 2019, condensed consolidating statements of operations for the three and nine months ended September 30, 2020 and 2019 and condensed consolidating statement of cash flows for the nine months ended September 30, 2020 and 2019.  Because TRI Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, the non-Guarantor subsidiaries’ information is not separately presented in the tables below, but is included with the Guarantors. Additionally, because TRI Pointe Group has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X, the condensed consolidated financial information of TRI Pointe Group and TRI Pointe Homes, the co-issuers of the 2024 Notes, is presented together in the column titled “Issuer”.

Condensed Consolidating Balance Sheet (in thousands):

	September 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$484,490	$9,095	$—	$493,585
Receivables	19,054	54,365	—	73,419
Intercompany receivables	178,690	—	(178,690)	—
Real estate inventories	753,947	2,235,430	—	2,989,377
Investments in unconsolidated entities	—	36,880	—	36,880
Goodwill and other intangible assets, net	156,604	2,888	—	159,492
Investments in subsidiaries	2,041,698	—	(2,041,698)	—
Deferred tax assets, net	9,021	21,731	—	30,752
Other assets	2,504	171,556	—	174,060
Total assets	$3,646,008	$2,531,945	$(2,220,388)	$3,957,565

Liabilities
Accounts payable	$22,361	$71,703	$—	$94,064
Intercompany payables	—	178,690	(178,690)	—
Accrued expenses and other liabilities	92,305	239,842	—	332,147
Loans payable	250,000	—	—	250,000
Senior notes	1,083,254	—	—	1,083,254
Total liabilities	1,447,920	490,235	(178,690)	1,759,465

Equity
Total stockholders’ equity	2,198,088	2,041,698	(2,041,698)	2,198,088
Noncontrolling interests	—	12	—	12
Total equity	2,198,088	2,041,710	(2,041,698)	2,198,100
Total liabilities and equity	$3,646,008	$2,531,945	$(2,220,388)	$3,957,565

Condensed Consolidating Balance Sheet (in thousands):

	December 31, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Assets
Cash and cash equivalents	$186,200	$142,811	$—	$329,011
Receivables	26,016	43,260	—	69,276
Intercompany receivables	576,846	—	(576,846)	—
Real estate inventories	737,662	2,327,774	—	3,065,436
Investments in unconsolidated entities	—	11,745	—	11,745
Goodwill and other intangible assets, net	156,604	3,289	—	159,893
Investments in subsidiaries	1,870,885	—	(1,870,885)	—
Deferred tax assets, net	9,020	40,884	—	49,904
Other assets	14,676	158,749	—	173,425
Total assets	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Liabilities
Accounts payable	$14,915	$51,205	$—	$66,120
Intercompany payables	—	576,846	(576,846)	—
Accrued expenses and other liabilities	92,479	229,564	—	322,043
Loans payable	250,000	—	—	250,000
Senior notes	1,033,985	—	—	1,033,985
Total liabilities	1,391,379	857,615	(576,846)	1,672,148

Equity
Total stockholders’ equity	2,186,530	1,870,885	(1,870,885)	2,186,530
Noncontrolling interests	—	12	—	12
Total equity	2,186,530	1,870,897	(1,870,885)	2,186,542
Total liabilities and equity	$3,577,909	$2,728,512	$(2,447,731)	$3,858,690

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$202,648	$623,388	$—	$826,036
Land and lot sales revenue	—	3,242	—	3,242
Other operations revenue	—	634	—	634
Total revenues	202,648	627,264	—	829,912
Cost of home sales	164,915	478,541	—	643,456
Cost of land and lot sales	—	3,214	—	3,214
Other operations expense	—	624	—	624
Sales and marketing	10,019	34,695	—	44,714
General and administrative	19,539	16,784	—	36,323
Restructuring charges	7	47	—	54
Homebuilding income from operations	8,168	93,359	—	101,527
Equity in gain of unconsolidated entities	—	106	—	106
Other (expense) income, net	(3,318)	198	—	(3,120)
Homebuilding income before income taxes	4,850	93,663	—	98,513
Financial Services:
Revenues	—	2,552	—	2,552
Expenses	—	1,334	—	1,334
Equity in income of unconsolidated entities	—	3,273	—	3,273
Financial services income before income taxes	—	4,491	—	4,491
Income before income taxes	4,850	98,154	—	103,004
Equity of net income (loss) of subsidiaries	73,832	—	(73,832)	—
Provision for income taxes	—	(24,322)	—	(24,322)
Net income	$78,682	$73,832	$(73,832)	$78,682

Condensed Consolidating Statement of Operations (in thousands):

	Three Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$154,737	$591,532	$—	$746,269
Land and lot sales revenue	—	607	—	607
Other operations revenue	—	618	—	618
Total revenues	154,737	592,757	—	747,494
Cost of home sales	130,248	447,379	—	577,627
Cost of land and lot sales	—	495	—	495
Other operations expense	—	609	—	609
Sales and marketing	9,716	38,118	—	47,834
General and administrative	19,353	19,398	—	38,751
Homebuilding (loss) income from operations	(4,580)	86,758	—	82,178
Equity in income of unconsolidated entities	—	18	—	18
Other income, net	21	304	—	325
Homebuilding (loss) income before income taxes	(4,559)	87,080	—	82,521
Financial Services:
Revenues	—	901	—	901
Expenses	—	817	—	817
Equity in income of unconsolidated entities	—	2,114	—	2,114
Financial services income before income taxes	—	2,198	—	2,198
(Loss) income before income taxes	(4,559)	89,278	—	84,719
Equity of net income of subsidiaries	67,420	—	(67,420)	—
Provision for income taxes	—	(21,858)	—	(21,858)
Net income	$62,861	$67,420	$(67,420)	$62,861

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2020
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$567,791	$1,620,025	$—	$2,187,816
Land and lot sales revenue	—	3,462	—	3,462
Other operations revenue	—	1,900	—	1,900
Total revenues	567,791	1,625,387	—	2,193,178
Cost of home sales	472,901	1,244,871	—	1,717,772
Cost of land and lot sales	—	3,790	—	3,790
Other operations expense	—	1,872	—	1,872
Sales and marketing	31,121	101,424	—	132,545
General and administrative	58,757	54,957	—	113,714
Restructuring charges	1,118	4,485	—	5,603
Homebuilding income from operations	3,894	213,988	—	217,882
Equity in income of unconsolidated entities	—	67	—	67
Other (loss) income, net	(9,446)	371	—	(9,075)
Homebuilding (loss) income before income taxes	(5,552)	214,426	—	208,874
Financial Services:
Revenues	—	6,442	—	6,442
Expenses	—	3,698	—	3,698
Equity in income of unconsolidated entities	—	7,761	—	7,761
Financial services income before income taxes	—	10,505	—	10,505
(Loss) income before income taxes	(5,552)	224,931	—	219,379
Equity of net income (loss) of subsidiaries	172,645		(172,645)	—
Provision for income taxes	—	(52,286)	—	(52,286)
Net income	$167,093	$172,645	$(172,645)	$167,093

Condensed Consolidating Statement of Operations (in thousands):

	Nine Months Ended September 30, 2019
	Issuer (1)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Homebuilding:
Home sales revenue	$519,280	$1,411,830	$—	$1,931,110
Land and lot sales revenue	—	6,819	—	6,819
Other operations revenue	—	1,853	—	1,853
Total revenues	519,280	1,420,502	—	1,939,782
Cost of home sales	438,679	1,135,168	—	1,573,847
Cost of land and lot sales	—	7,552	—	7,552
Other operations expense	—	1,826	—	1,826
Sales and marketing	28,976	104,912	—	133,888
General and administrative	57,223	56,979	—	114,202
Homebuilding (loss) income from operations	(5,598)	114,065	—	108,467
Equity in loss of unconsolidated entities	—	(33)	—	(33)
Other income, net	6,169	550	—	6,719
Homebuilding income before taxes	571	114,582	—	115,153
Financial Services:
Revenues	—	1,959	—	1,959
Expenses	—	1,765	—	1,765
Equity in income of unconsolidated entities	—	4,861	—	4,861
Financial services income from operations before taxes	—	5,055	—	5,055
Income before taxes	571	119,637	—	120,208
Equity of net income of subsidiaries	88,628	—	(88,628)	—
Provision for income taxes	(5)	(31,009)	—	(31,014)
Net income	$89,194	$88,628	$(88,628)	$89,194

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2020
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$33,229	$304,905	$—	$338,134
Cash flows from investing activities:
Purchases of property and equipment	(6,533)	(10,249)	—	(16,782)
Proceeds from sale of property and equipment	—	26	—	26
Investments in unconsolidated entities	—	(26,822)	—	(26,822)
Intercompany	401,576	—	(401,576)	—
Net cash provided by (used in) investing activities	395,043	(37,045)	(401,576)	(43,578)
Cash flows from financing activities:
Borrowings from debt	850,000	—	—	850,000
Repayment of debt	(808,791)	—	—	(808,791)
Debt issuance costs	(4,768)	—	—	(4,768)
Proceeds from issuance of common stock under share-based awards	3,112	—	—	3,112
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,473)	—	—	(5,473)
Share repurchases	(164,062)	—	—	(164,062)
Intercompany	—	(401,576)	401,576	—
Net cash (used in) financing activities	(129,982)	(401,576)	401,576	(129,982)
Net increase (decrease) in cash and cash equivalents	298,290	(133,716)	—	164,574
Cash and cash equivalents–beginning of period	186,200	142,811	—	329,011
Cash and cash equivalents–end of period	$484,490	$9,095	$—	$493,585

Condensed Consolidating Statement of Cash Flows (in thousands):

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated TRI Pointe Group, Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,678	$(99,987)	$—	$(94,309)
Cash flows from investing activities:
Purchases of property and equipment	(7,088)	(15,304)	—	(22,392)
Proceeds from sale of property and equipment	—	46	—	46
Investments in unconsolidated entities	—	(712)	—	(712)
Intercompany	(81,969)	—	81,969	—
Net cash used in investing activities	(89,057)	(15,970)	81,969	(23,058)
Cash flows from financing activities:
Borrowings from notes payable	400,000	—	—	400,000
Repayment of notes payable	(381,895)	—	—	(381,895)
Debt issuance costs	(3,125)	—	—	(3,125)
Proceeds from issuance of common stock under share-based awards	300	—	—	300
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,612)	—	—	(3,612)
Share repurchases	(41,735)	—	—	(41,735)
Intercompany	—	81,969	(81,969)	—
Net cash (used in) provided by financing activities	(30,067)	81,969	(81,969)	(30,067)
Net decrease in cash and cash equivalents	(113,446)	(33,988)	—	(147,434)
Cash and cash equivalents–beginning of period	148,129	129,567	—	277,696
Cash and cash equivalents–end of period	$34,683	$95,579	$—	$130,262

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
Overview
Third quarter housing demand was strong as evidenced by the 50% increase in our new home orders and on a 65% increase in monthly absorption rates compared to the prior-year period. Mortgage interest rates have been hovering around historical lows, new and existing home inventory levels remain low and consumer cash savings is up, due in part to a widespread decrease in discretionary spending. This strong housing backdrop has been boosted even further by unforeseen positive effects of various forced stay-at-home restrictions, which we believe has facilitated positive momentum associated with owning a new home, particularly in areas outside of dense urban zones. We believe the foregoing factors have contributed to the current robust demand environment for new homes, and we are cautiously optimistic as we look forward to 2021. Despite this optimism, we continue to assess macroeconomic risks that could negatively impact housing demand, such as uncertainty surrounding the upcoming election results, the failure of the federal government to pass an additional fiscal stimulus package, or the passage of an insufficient one, higher inflation associated with deglobalization and the threat of further restrictions related to COVID-19 as we enter the fall and winter months.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 22.1% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 9.8%. Our monthly absorption rate for the quarter was 4.8, a record high for any quarter since the Company's inception. These results, along with a slight increase in average sales price of homes delivered to $634,000, helped us achieve net income of $78.7 million, representing a 25% increase compared to the prior-year period. While housing demand remains strong and our homebuilding gross margin percentage increased in the third quarter compared to the prior-year period, rising material costs, particularly with respect to lumber, could negatively impact our future homebuilding gross margins going forward. As of September 30, 2020, our backlog units and dollar value of backlog were at record company highs of 3,188 units and $2.1 billion, respectively, up 38% and 39% from the prior-year period, respectively. In addition, we ended the quarter with total liquidity of $1.0 billion, including cash and cash equivalents of $493.6 million and $533.2 million of availability under our Credit Facility.
Our results for the three months ended September 30, 2020 may not be indicative of trends that will persist, as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.

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
The COVID-19 outbreak and the measures taken by governmental authorities to delay and contain its spread have resulted in substantial adverse effects on the United States economy and could result in a severe and/or prolonged economic recession. The ongoing impact of COVID-19 on the United States economy and our business and operations is unknown, as the velocity of this economic slowdown and the subsequent job losses are unprecedented. While demand for new homes has rebounded substantially over the last several months, given the dynamic nature of the situation, we cannot estimate the duration and severity of the impact of COVID-19 on the homebuilding industry or whether the current demand environment will persist. To the extent we experience further negative impacts, however, we anticipate that such impacts may include reduced consumer confidence, difficulties in obtaining financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, increased unemployment levels, declining wage growth and fluctuating interest rates. The uncertainty surrounding the containment of this virus, in the form of testing, vaccination and/or treatments, is a key unknown, and the ultimate strategy adopted to address the pandemic, if any, will substantially impact the form of any resulting economic recovery. Similarly, the extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, existing and future federal, state and local restrictions regarding virus containment, as we believe these factors are highly correlated with consumer strength as it relates to employment and economic well-being.
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
As noted above, as of September 30, 2020, we had total liquidity of $1.0 billion. We have implemented a strategy to maximize operating cash flows and maintain our existing liquidity by reducing or deferring cash expenditures as much as possible, including negotiating with land sellers and developers to extend the closing date of land acquisitions and lot take-downs, as well as postponing land development activities for certain communities.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Homebuilding:
Home sales revenue	$826,036	$746,269	$2,187,816	$1,931,110
Land and lot sales revenue	3,242	607	3,462	6,819
Other operations revenue	634	618	1,900	1,853
Total revenues	829,912	747,494	2,193,178	1,939,782
Cost of home sales	643,456	577,627	1,717,772	1,573,847
Cost of land and lot sales	3,214	495	3,790	7,552
Other operations expense	624	609	1,872	1,826
Sales and marketing	44,714	47,834	132,545	133,888
General and administrative	36,323	38,751	113,714	114,202
Restructuring charges	54	—	5,603	—
Homebuilding income from operations	101,527	82,178	217,882	108,467
Equity in income (loss) of unconsolidated entities	106	18	67	(33)
Other (expense) income, net	(3,120)	325	(9,075)	6,719
Homebuilding income before income taxes	98,513	82,521	208,874	115,153
Financial Services:
Revenues	2,552	901	6,442	1,959
Expenses	1,334	817	3,698	1,765
Equity in income of unconsolidated entities	3,273	2,114	7,761	4,861
Financial services income before income taxes	4,491	2,198	10,505	5,055
Income before income taxes	103,004	84,719	219,379	120,208
Provision for income taxes	(24,322)	(21,858)	(52,286)	(31,014)
Net income	$78,682	$62,861	$167,093	$89,194
Earnings per share
Basic	$0.61	$0.45	$1.27	$0.63
Diluted	$0.61	$0.44	$1.27	$0.63
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	244	18.7	4.3	157	15.5	3.4	55%	21%	29%
Pardee Homes	696	40.0	5.8	424	43.0	3.3	64%	(7)%	76%
Quadrant Homes	78	8.5	3.1	68	6.8	3.3	15%	25%	(8)%
Trendmaker Homes	318	30.5	3.5	192	37.0	1.7	66%	(18)%	101%
TRI Pointe Homes	422	25.3	5.6	293	29.7	3.3	44%	(15)%	69%
Winchester Homes	175	11.0	5.3	157	15.5	3.4	11%	(29)%	57%
Total	1,933	134.0	4.8	1,291	147.5	2.9	50%	(9)%	65%

Net new home orders for the three months ended September 30, 2020 increased by 642 orders, or 50%, to 1,933, compared to 1,291 during the prior-year period.  The increase in net new home orders was due to a 65% increase in monthly absorption rates. New home order demand was exceptionally strong throughout the quarter as mortgage interest rates fell to historically low levels.
Maracay reported a 55% increase in net new home orders driven by a 29% increase in monthly absorption rate and a 21% increase in average selling communities. The Phoenix market has remained strong as evidenced by the monthly absorption rate of 4.3. Pardee Homes reported a 64% increase in net new home orders driven by a 76% increase in monthly absorption rates offset by a 7% decrease in average selling communities. The absorption rates in the Inland Empire, Los Angeles and San Diego improved significantly compared to the prior-year period, and while Las Vegas experienced a decrease in absorption rate, its monthly absorption rate for the quarter was 3.1. Net new home orders increased 15% at Quadrant Homes due to a 25% increase in average selling communities offset by an 8% decrease in monthly absorption rate as compared to the prior-year period. Trendmaker Homes’ net new home orders increased 66% due to a 101% increase in monthly absorption rate, offset by an 18% decrease in average selling communities. Despite being impacted by COVID-19 and the volatility in the oil market earlier in the year, our Houston division has been resilient and achieved a monthly absorption rate of 3.2 for the current quarter, which far exceeds the 1.8 absorption rate in the prior-year period. Our sales pace in both our Austin and Dallas–Fort Worth markets improved on a year-over-year basis as well, achieving a monthly absorption rate of 4.3 and 3.6, respectively. TRI Pointe Homes’ net new home orders increased 44% due to a 69% increase in monthly absorption rate, offset by a 15% decrease in average selling communities. The increase in TRI Pointe Homes’ monthly absorption rate was driven by stronger market conditions in each of our Southern California, Bay Area, Sacramento and Colorado markets compared to the prior-year period. Winchester Homes reported an 11% increase in net new home orders as a result of a 57% increase in monthly absorption rate offset by a 29% decrease in average selling communities. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand and more favorable overall market conditions compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2020			As of September 30, 2019			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	501	$317,887	$635	404	$218,424	$541	24%	46%	17%
Pardee Homes	1,067	696,520	653	753	542,370	720	42%	28%	(9)%
Quadrant Homes	228	222,394	975	89	77,426	870	156%	187%	12%
Trendmaker Homes	404	184,507	457	367	184,563	503	10%	—%	(9)%
TRI Pointe Homes	682	461,574	677	451	306,337	679	51%	51%	—%
Winchester Homes	306	184,484	603	248	162,332	655	23%	14%	(8)%
Total	3,188	$2,067,366	$648	2,312	$1,491,452	$645	38%	39%	—%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 9% and 17% during the three-month periods ended September 30, 2020 and 2019, respectively. The dollar value of backlog was $2.1 billion as of September 30, 2020, an increase of $575.9 million, or 39%, compared to $1.5 billion as of September 30, 2019.  This increase was due to an increase in backlog units of 876, or 38%, to 3,188 as of September 30, 2020, compared to 2,312 as of September 30, 2019.
Maracay’s backlog dollar value increased 46% compared to the prior-year period due to a 24% increase in backlog units and a 17% increase in average sales price. The increase in backlog units is due to the strong market conditions in Arizona for most of the current-year period and the success of recently opened communities. In addition, we opened the current-year period with a higher number of backlog units, which resulted in higher carryforward of opening backlog units in the current-year period compared to the prior-year period, which had been impacted by the housing slowdown in late 2018. Pardee Homes’ backlog dollar value increased 28% due to an increase in backlog units of 42% offset by a decrease in backlog average sales price of 9%. The increase in backlog units is largely due to the increase in net new home orders we experienced during the quarter as low interest rates helped accelerate orders, with particularly strong success at our Inland Empire division. Quadrant Homes’ backlog dollar value increased 187% as a result of a 156% increase in backlog units and a 12% increase in average sales price. The increase in backlog units was a result of starting the current-year period with an increase in backlog units. Trendmaker Homes’ backlog dollar value remained flat compared to the prior-year period due to an offsetting increase in backlog units of 10% and a decrease in average sales price of 9%. The increase in backlog units resulted primarily from the significantly higher absorption rate in the current year period. TRI Pointe Homes’ backlog dollar value increased 51% due to a 51% increase in backlog units. The increase in backlog units resulted from a strong demand environment across this reporting segment. Winchester Homes’ backlog dollar value increased 14% due to a 23% increase in backlog units offset by an 8% decrease in average sales price. The increase in backlog units is a result of starting the current-year period with an increase in backlog units.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	170	$95,109	$559	138	$70,860	$513	23%	34%	9%
Pardee Homes	368	250,294	680	461	321,922	698	(20)%	(22)%	(3)%
Quadrant Homes	78	72,317	927	56	49,258	880	39%	47%	5%
Trendmaker Homes	235	106,619	454	224	102,821	459	5%	4%	(1)%
TRI Pointe Homes	292	202,647	694	226	154,737	685	29%	31%	1%
Winchester Homes	160	99,050	619	82	46,671	569	95%	112%	9%
Total	1,303	$826,036	$634	1,187	$746,269	$629	10%	11%	1%

Home sales revenue increased $79.8 million, or 11%, to $826.0 million for the three months ended September 30, 2020. The increase was comprised of (i) $72.9 million related to an increase of 116 new homes delivered in the three months ended September 30, 2020 compared to the prior-year period, and (ii) $6.8 million related to an increase of $5,000 in average sales price of homes delivered in the three months ended September 30, 2020 compared to the prior-year period.
Maracay home sales revenue increased 34% due to a 23% increase in new homes delivered and a 9% increase in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue decreased 22% due to a 20% decrease in new homes delivered and a 3% decrease in average sales price. The decrease in new homes delivered was due to lower backlog units to start the current-year period compared to the prior-year period and timing. Quadrant Homes’ home sales revenue increased 47% due to a 39% increase in new homes delivered and a 5% increase in average sales price. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period. Trendmaker Homes’ home sales revenue increased 4% due to a 5% increase in new homes delivered offset by a 1% decrease in average sales price. TRI Pointe Homes’ home sales revenue increased 31% due primarily to a 29% increase in new homes delivered and a 1% increase in average sales price. The increase in new homes delivered was driven by the timing of deliveries and the higher backlog leading into the current year period. Home sales revenue increased at Winchester Homes by 112% due to a 95% increase in new homes delivered. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2020	%	2019	%
Home sales revenue	$826,036	100.0%	$746,269	100.0%
Cost of home sales	643,456	77.9%	577,627	77.4%
Homebuilding gross margin	182,580	22.1%	168,642	22.6%
Add: interest in cost of home sales	23,495	2.8%	19,240	2.6%
Add: impairments and lot option abandonments	315	0.0%	1,029	0.1%
Adjusted homebuilding gross margin(1)	$206,390	25.0%	$188,911	25.3%
Homebuilding gross margin percentage	22.1%		22.6%
Adjusted homebuilding gross margin percentage(1)	25.0%		25.3%

__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 22.1% for the three months ended September 30, 2020 as compared to 22.6% for the prior-year period.  The decrease in gross margin percentage was due to mix, with both comparable periods including high revenue from some of our long-dated California assets, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.0% for the three months ended September 30, 2020, compared to 25.3% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$44,714	$47,834	5.4%	6.4%
General and administrative (G&A)	36,323	38,751	4.4%	5.2%
Total sales and marketing and G&A	$81,037	$86,585	9.8%	11.6%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 9.8% for the three months ended September 30, 2020, compared to 11.6% in the prior-year period. Total SG&A expense decreased $5.5 million to $81.0 million for the three months ended September 30, 2020 from $86.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.4% for the three months ended September 30, 2020, compared to 6.4% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 11% increase in homebuilding revenue compared to the prior-year period. In addition, we realized some cost savings related to the workforce reduction plan implemented in May 2020. Sales and marketing expense decreased to $44.7 million for the three months ended September 30, 2020 compared to $47.8 million in the prior-year period due primarily to the decrease in advertising expense.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 4.4% of home sales revenue for the three months ended September 30, 2020 compared to 5.2% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 11% increase in homebuilding revenue compared to the prior-year period. In addition, G&A expense was favorably impacted by the realization of cost savings related to our workforce reduction plan implemented in May 2020.  G&A expense decreased to $36.3 million for the three months ended September 30, 2020 compared to $38.8 million for the prior-year period.

Other (Expense) Income, Net
Other (expense) income, net for the three months ended September 30, 2020 included a $3.4 million charge in connection with the early extinguishment of a portion of our 4.875% Senior Notes due 2021 (the “2021 Notes”). In June 2020, we commenced and settled a cash tender offer for any and all of our then outstanding $300 million principal amount of 2021 Notes as part of a plan to refinance our long-term debt due in 2021 with longer maturity financing. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding as of June 30, 2020. The $3.4 million charge in the current quarter was related to the full repayment of this remaining balance outstanding.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $20.1 million and $22.4 million for the three months ended September 30, 2020 and 2019, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended September 30, 2020, we recorded a tax provision of $24.3 million based on an effective tax rate of 23.6%.  For the three months ended September 30, 2019, we recorded a tax provision of $21.9 million based on an effective tax rate of 25.8%. The increase in provision for income taxes is due to a $18.3 million increase in income before income taxes to $103.0 million for the three months ended September 30, 2020, compared to $84.7 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $4.5 million for the three months ended September 30, 2020 compared to $2.2 million for the prior-year period.  This increase is due to higher home sales volume in the three months ended September 30, 2020 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	646	17.4	4.1	571	14.0	4.5	13%	24%	(9)%
Pardee Homes	1,594	41.5	4.3	1,379	43.9	3.5	16%	(5)%	23%
Quadrant Homes	309	8.2	4.2	210	6.9	3.4	47%	19%	24%
Trendmaker Homes	757	30.3	2.8	682	38.1	2.0	11%	(20)%	40%
TRI Pointe Homes	1,163	29.2	4.4	882	29.7	3.3	32%	(2)%	33%
Winchester Homes	457	12.2	4.2	379	14.7	2.9	21%	(17)%	45%
Total	4,926	138.8	3.9	4,103	147.3	3.1	20%	(6)%	26%

Net new home orders for the nine months ended September 30, 2020 increased by 823 orders, or 20%, to 4,926, compared to 4,103 during the prior-year period.  The increase in net new home orders was due to a 26% increase in monthly absorption rates, offset by a 6% decrease in average selling communities. New home order demand was exceptionally strong through January and February of 2020, followed by a significant decline in March and April, a slow and steady improvement in May followed again by exceptionally strong demand in June through September. This unusual volatility was due to the COVID-19 pandemic and the measures taken to contain its spread, as well as the impacts on consumers and the overall economy. Historically low interest rate levels have been present for much of the year, providing a significant boost in demand.

Maracay reported a 13% increase in net new home orders driven by a 24% increase in average selling communities, offset by a 9% decrease in monthly absorption rates. Despite the decrease, the monthly absorption rate was strong at 4.1 for the nine months ended September 30, 2020 due to strong market conditions, despite the slowdown we experienced during March and April due to COVID-19. Further, the strong current year absorption rate demonstrates strong demand for Maracay’s new community openings during the current-year period. Pardee Homes reported a 16% increase in net new home orders driven by a 23% increase in monthly absorption rates, offset by a 5% decrease in average selling communities. The increase in monthly absorption rate was experienced across all of our California divisions, with particular strength from the Inland Empire where we landed at a rate of 5.6 for the current-year period, compared to 3.6 in the prior-year period. Net new home orders increased 47% at Quadrant Homes due to a 24% increase in monthly absorption rate and a 19% increase in average selling communities during the current-year period as compared to the prior-year period. The increase in monthly absorption rate to 4.2 was due to an exceptionally strong demand environment in January and February of the current-year period, as well as a significant improvement in market conditions during the latter half of May and through September, notwithstanding reduced demand in the month of April due to COVID-19. Trendmaker Homes’ net new home orders increased 11% due to a 40% increase in monthly absorption rate, offset by a 20% decrease in average selling communities. Though we experienced stronger monthly absorption rates at each of our Houston, Austin and Dallas–Fort Worth markets in the current-year period, COVID-19 and the volatility in the oil market negatively impacted our sales pace in the current-year period, particularly in March and April. TRI Pointe Homes’ net new home orders increased 32% due to an 33% increase in the monthly absorption rate. The increase in TRI Pointe Homes’ monthly absorption rate was driven by stronger market conditions in each of our California markets as well as our Colorado market, compared to the prior-year period. Winchester Homes reported a 21% increase in net new home orders as a result of a 45% increase in monthly absorption rate offset by a 17% decrease in average selling communities. The increase in Winchester Homes’ monthly absorption rate was due to strong order demand and more favorable overall market conditions compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	475	$253,535	$534	318	$166,074	$522	49%	53%	2%
Pardee Homes	987	670,978	680	1,028	651,484	634	(4)%	3%	7%
Quadrant Homes	170	152,423	897	167	162,960	976	2%	(6)%	(8)%
Trendmaker Homes	698	323,996	464	628	289,951	462	11%	12%	—%
TRI Pointe Homes	810	567,791	701	749	519,280	693	8%	9%	1%
Winchester Homes	350	219,093	626	236	141,361	599	48%	55%	5%
Total	3,490	$2,187,816	$627	3,126	$1,931,110	$618	12%	13%	1%

Home sales revenue increased $256.7 million, or 13%, to $2.2 billion for the nine months ended September 30, 2020. The increase was comprised of (i) $224.9 million related to an increase of 364 new homes delivered in the nine months ended September 30, 2020 compared to the prior-year period, and (ii) $31.8 million related to an increase of $9,000 in average sales price of homes delivered in the nine months ended September 30, 2020 compared to the prior-year period.
Maracay home sales revenue increased 53% due to a 49% increase in new homes delivered during the current-year period. The increase in new homes delivered is due to a 119% increase in backlog units to start the current-year period compared to the prior-year period. Pardee Homes’ home sales revenue increased 3% due to a 7% increase in average sales price, offset by a 4% decrease in new homes delivered. The increase in average sales price was due to a product mix shift that included a greater proportion of deliveries from our higher-priced California assets in the current-year period, particularly from our San Diego market. Quadrant Homes’ home sales revenue decreased 6% due to an 8% decrease in average sales price, offset by a 2% increase in new homes delivered. Quadrant opened the year with a 93% increase in backlog units compared to the prior year opening backlog. New homes delivered in the current-year period has been impacted by COVID-19-related construction delays. Trendmaker Homes’ home sales revenue increased 12% due to an 11% increase in new homes delivered. The increase in new homes delivered was due to the timing of deliveries. Home sales revenue increased at Winchester Homes by 55% due to a 48% increase in new homes delivered and a 5% increase in average sales price. The increase in new homes delivered was due to a higher number of backlog units at the start of the current-year period compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2020	%	2019	%
Home sales revenue	$2,187,816	100.0%	$1,931,110	100.0%
Cost of home sales	1,717,772	78.5%	1,573,847	81.5%
Homebuilding gross margin	470,044	21.5%	357,263	18.5%
Add: interest in cost of home sales	62,118	2.8%	51,502	2.7%
Add: impairments and lot option abandonments	2,044	0.1%	6,519	0.3%
Adjusted homebuilding gross margin(1)	$534,206	24.4%	$415,284	21.5%
Homebuilding gross margin percentage	21.5%		18.5%
Adjusted homebuilding gross margin percentage(1)	24.4%		21.5%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 21.5% for the nine months ended September 30, 2020 as compared to 18.5% for the prior-year period.  The increase in gross margin percentage was due to a decrease in incentives as compared to the prior-year period, during which we delivered homes impacted by the weaker pricing trends experienced in the second half of 2018. In addition, we benefited from the favorable impact of higher current-year period revenue from some of our long-dated California assets, which produce gross margins above the Company average. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.4% for the nine months ended September 30, 2020, compared to 21.5% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$132,545	$133,888	6.1%	6.9%
General and administrative (G&A)	113,714	114,202	5.2%	5.9%
Total sales and marketing and G&A	$246,259	$248,090	11.3%	12.8%

Total SG&A as a percentage of home sales revenue decreased to 11.3% for the nine months ended September 30, 2020, compared to 12.8% in the prior-year period. Total SG&A expense decreased $1.8 million to $246.3 million for the nine months ended September 30, 2020 from $248.1 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 6.1% for the nine months ended September 30, 2020, compared to 6.9% for the prior-year period. The decrease was due primarily to higher leverage on the fixed components of sales and marketing expense as a result of the 13% increase in homebuilding revenue compared to the prior-year period. In addition, we realized some cost savings related to the workforce reduction plan implemented in May 2020. Sales and marketing expense decreased to $132.5 million for the nine months ended September 30, 2020 compared to $133.9 million in the prior-year period due primarily to lower advertising expense, offset by higher variable commission costs associated with higher home sales revenue.
G&A expense as a percentage of home sales revenue decreased to 5.2% of home sales revenue for the nine months ended September 30, 2020 compared to 5.9% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 13% increase in homebuilding revenue compared to the prior-year period.  In addition, G&A expense was favorably impacted by the realization of cost savings related to our workforce reduction plan implemented in May 2020. G&A expense decreased to $113.7 million for the nine months ended September 30, 2020 compared to $114.2 million for the prior-year period.
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we have incurred $5.6 million of pre-tax restructuring charges during the nine months ended September 30, 2020, consisting of severance and related costs, substantially all of which had been paid as of September 30, 2020.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $62.7 million and $67.7 million for the nine months ended September 30, 2020 and 2019, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the nine months ended September 30, 2020, we recorded a tax provision of $52.3 million based on an effective tax rate of 23.8%.  For the nine months ended September 30, 2019, we recorded a tax provision of $31.0 million based on an effective tax rate of 25.8%. The increase in provision for income taxes is due to a $99.2 million increase in income before income taxes to $219.4 million for the nine months ended September 30, 2020, compared to $120.2 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $10.5 million for the nine months ended September 30, 2020 compared to $5.1 million for the prior-year period.  This increase is due to higher home sales volume in the nine months ended September 30, 2020 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	September 30,		Increase (Decrease)
	2020	2019	Amount	%
Lots Owned
Maracay	1,925	2,095	(170)	(8)%
Pardee Homes	12,287	13,631	(1,344)	(10)%
Quadrant Homes	932	1,029	(97)	(9)%
Trendmaker Homes	3,226	2,131	1,095	51%
TRI Pointe Homes	3,057	2,954	103	3%
Winchester Homes	770	1,188	(418)	(35)%
Total	22,197	23,028	(831)	(4)%
Lots Controlled(1)
Maracay	1,892	1,395	497	36%
Pardee Homes	1,419	296	1,123	379%
Quadrant Homes	—	398	(398)	(100)%
Trendmaker Homes	1,219	1,012	207	20%
TRI Pointe Homes	4,243	2,235	2,008	90%
Winchester Homes	890	392	498	127%
Total	9,663	5,728	3,935	69%
Total Lots Owned or Controlled(1)	31,860	28,756	3,104	11%
__________
(1)As of September 30, 2020 and 2019, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2020 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. In March 2020, we borrowed a total of $500 million under our revolving credit facility to, in part, safeguard our balance sheet as the credit and banking market showed signs of distress in the wake of the COVID-19 outbreak. In June 2020, we determined that any concerns regarding near term access to liquidity had sufficiently receded and, as a result, we repaid all outstanding amounts under our revolving credit facility. While the current economic environment resulting from the COVID-19 pandemic is unprecedented, and the ultimate effects of COVID-19 and the related restrictions imposed on businesses and individuals across the world remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations. While acquiring desirable land positions is critical to our long-term growth initiatives, under the current conditions we are focused on maintaining a strong balance sheet while maximizing flexibility as to future land spend. As of September 30, 2020, we had total liquidity of $1.0 billion, including cash and cash equivalents of $493.6 million and $533.2 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
In May 2016, TRI Pointe Group issued $300 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes were scheduled to mature on July 1, 2021 and interest was paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding as of June 30, 2020. The remaining outstanding principal amount of $83.7 million was fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2020, we were in compliance with the covenants required by our Senior Notes.
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
As of September 30, 2020, we had no outstanding debt under the Revolving Facility and there was $533.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.51%. As of September 30, 2020, there were $3.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Agreement that will amortize over the remaining term of the Credit Agreement.  Accrued interest, including loan commitment fees, related to the Credit Agreement was $742,000 and $1.2 million as of September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, we had outstanding letters of credit of $66.8 million and $32.6 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2020	2020
Consolidated Tangible Net Worth	$2,038,596	$1,537,140
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	29.8%	≤55%
(Not to exceed 55%)
Interest Coverage Test	6.4	≥1.5
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
As of September 30, 2020, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 13, 2020, our board of directors discontinued and cancelled our 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2020, we repurchased and retired an aggregate of 3,662,738 shares of our common stock at an average price of $16.94 under the 2020 Repurchase Program for $62.1 million. For the nine months ended September 30, 2020, we repurchased and retired an aggregate of 10.2 million shares of common stock under the 2019 Repurchase Program and 2020 Repurchase Program for a total of $164.1 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Loans Payable	$250,000	$250,000
Senior Notes	1,083,254	1,033,985
Total debt	1,333,254	1,283,985
Stockholders’ equity	2,198,088	2,186,530
Total capital	$3,531,342	$3,470,515
Ratio of debt-to-capital(1)	37.8%	37.0%

Total debt	$1,333,254	$1,283,985
Less: Cash and cash equivalents	(493,585)	(329,011)
Net debt	839,669	954,974
Stockholders’ equity	2,198,088	2,186,530
Net capital	$3,037,757	$3,141,504
Ratio of net debt-to-net capital(2)	27.6%	30.4%
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
Cash Flows—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:
•Net cash provided by operating activities increased by $432.4 million to $338.1 million for the nine months ended September 30, 2020, from net cash used of $94.3 million for the nine months ended September 30, 2019. The change was comprised of offsetting activity, including (i) a decrease in cash used for real estate inventory purchases of $220.6 million, (ii) an increase in net income to $167.1 million for the nine months ended September 30, 2020 compared to $89.2 million in the prior-year period, (iii) a decrease in cash used for accrued expenses and other liabilities of $72.9 to cash provided of $12.7 million in the nine months ended September 30, 2020 compared to a cash use of $60.2 million in the prior-year period, (iv) offset by changes in other assets, receivables, accounts payable, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $43.6 million for the nine months ended September 30, 2020, compared to $23.1 million for the prior-year period.  The increase in cash used in investing activities was due mainly to an increase in investments in unconsolidated entities.
•Net cash used in financing activities was $130.0 million for the nine months ended September 30, 2020, compared to net cash used of $30.1 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $164.1 million of cash used for share repurchases, offset by a net borrowing of $41.2 million related to the issuance of upsized $350 million 2028 Notes used to replace and retire the $300 million 2021 Notes.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  These option contracts and land banking arrangements generally require a non-

refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2020, we had $90.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $901.8 million (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2020, we held equity investments in six active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Description of Projects and Communities Under Development
The following table presents project information relating to each of our markets as of September 30, 2020 and includes information on current projects under development where we are building and selling homes.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Arroyo Seco	2020	44	—	44	33	—	$435 - $499
City of Chandler:
Windermere Ranch	2019	91	51	40	35	31	$553 - $593
Canopy North	2020	129	—	25	16	—	$484 - $553
Canopy South	2020	112	2	21	19	2	$580 - $602
City of Gilbert:
Lakes At Annecy	2019	216	90	126	46	54	$316 - $382
Annecy P3	2021	251	—	251	—	—	$265 - $325
Lakeview Trails	2019	92	77	15	10	36	$600 - $698
Lakeview Trails II	2021	68	—	68	19	—	$600 - $698
Copper Bend	2020	38	19	19	19	19	$492 - $511
Avocet at Waterston	2020	115	5	110	36	5	$546 - $631
Brighton at Waterston	2020	88	2	86	35	2	$652 - $696
Domaine at Waterston	2020	128	—	128	27	—	$803 - $848
City of Goodyear:
Villages at Rio Paseo	2018	117	112	5	2	51	$204 - $234
Cottages at Rio Paseo	2018	93	86	7	5	5	$243 - $264
Sedella	2021	75	—	75	—	—	$441 - $521
City of Mesa:
Cadence	2021	127	—	127	—	—	$312 - $345
City of Peoria:
Legacy at The Meadows	2017	74	68	6	2	—	$425 - $451
Estates at The Meadows	2017	272	198	74	29	36	$555 - $641
Enclave at The Meadows	2018	126	118	8	8	48	$417 - $512
Deseo	2019	94	36	58	32	30	$548 - $642
City of Phoenix:
Loma @ Avance	2019	124	58	66	13	36	$415 - $474
Ranger @ Avance	2019	145	42	103	31	40	$457 - $534
Piedmont @ Avance	2019	99	28	71	12	26	$554 - $572
Alta @ Avance	2020	26	7	19	11	7	$668 - $697
Town of Queen Creek
Madera 50's	2022	105	—	105	—	—	$330 - $410
Madera 60's	2022	70	—	70	—	—	$391 - $453
Madera 75's	2022	91	—	91	—	—	$463 - $510
Pathfinder South At Spur Cross	2020	53	5	48	42	5	$523 - $543
Pathfinder North At Spur Cross	2020	65	6	59	19	6	$605 - $622
Closed Communities	N/A	—	—	—	—	34
Phoenix, Arizona Total		3,128	1,010	1,925	501	473
Tucson, Arizona
Closed Communities	N/A	—	—	—	—	2
Tucson, Arizona Total		—	—	—	—	2
Maracay Total		3,128	1,010	1,925	501	475

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
California
San Diego County:
Sendero	2019	112	95	17	14	34	$1,470 - $1,610
Vista Santa Fe	2019	44	37	7	10	19	$1,910 - $2,010
Terraza	2019	81	80	1	1	34	$1,360 - $1,430
Carmel	2019	105	65	40	19	18	$1,600 - $1,800
Vista Del Mar	2019	79	47	32	28	14	$1,750 - $1,900
Highlands	2021	52	—	52	12	—	$1,900 - $2,100
Sendero Collection	2021	76	—	76	—	—	$1,350 - $1,400
Pacific Highlands Ranch PA 9C	2021	42	—	42	—	—	TBD
Lake Ridge	2018	129	102	27	19	25	$800 - $880
Veraz	2018	111	90	21	17	44	$440 - $520
Solmar	2019	74	58	16	10	49	$410 - $510
Solmar Sur	2021	108	—	108	—	—	$410 - $510
Marea	2020	143	—	143	—	—	$365 - $435
PA61 Rancho Las Brisas & Affordable	2021	203	—	203	—	—	TBD
Meadowood	TBD	844	—	844	—	—	$370 - $650
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Cresta	2018	67	44	23	16	10	$830 - $900
Verano	2017	95	68	27	15	13	$550 - $650
Arista	2017	143	109	34	19	18	$740 - $810
Lyra	2019	141	65	76	39	32	$660 - $740
Sola	2019	189	101	88	38	40	$560 - $620
Luna	2020	114	—	114	45	—	$615 - $690
Strata	2021	292	—	292	—	—	$550 - $670
Skyline Ranch Future	TBD	334	—	334	—	—	TBD
Riverside County:
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	—	163	84	—	$315 - $350
Daybreak	2017	159	151	8	6	28	$360 - $390
Abrio	2018	113	94	19	18	24	$415 - $450
Cascade	2017	194	177	17	17	19	$335 - $360
Beacon	2018	106	89	17	16	18	$510 - $560
Alisio	2019	84	83	1	1	32	$300 - $335
Elan	2019	95	25	70	17	13	$390 - $425
Mira	2019	96	18	78	11	8	$365 - $395
Avid	2019	68	23	45	7	6	$340 - $365
Vita	2019	115	40	75	17	12	$315 - $340
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	71	13	11	19	$455 - $485
Braeburn	2018	82	73	9	7	28	$415 - $450
Overland	2021	85	—	85	4	—	$485 - $515
Canvas	2018	89	86	3	3	28	$405 - $430
Kadence	2018	85	76	9	9	27	$425 - $435
Newpark	2018	93	57	36	33	15	$450 - $500
Easton	2018	92	54	38	33	20	$495 - $535
Compass	2021	52	—	52	1	—	$450 - $515
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Terramor	2022	75	—	75	—	—	TBD
Arroyo	2020	110	—	110	96	—	$300 - $335
Cienega	2020	106	8	98	87	8	$300 - $335

Centerstone	2021	120	—	120	35	—	$315 - $330
Landmark	2021	130	—	130	8	—	$350 - $380
Horizon	2021	130	—	130	15	—	$380 - $430
Atwell Future	TBD	3,742	—	3,742	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities	N/A	—	—	—	—	11
California Total		12,714	2,086	10,628	838	666
Nevada
Clark County:
Tera Luna	2018	63	45	18	8	16	$620 - $670
Tera Luna Ridge	2021	53	—	53	—	—	$620 - $670
Linea	2018	123	122	1	1	14	$370 - $410
Strada 2.0	2019	62	30	32	27	25	$460 - $555
Strada III	2021	30	—	30	—	—
Arden	2020	79	4	75	15	4	$400 - $440
Capri	2020	114	9	105	19	9	$320 - $350
Arden 2.0	2022	154	—	154	—	—	$370 - $400
Capri 2.0	2022	214	—	214	—	—	$300 - $325
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Evolve	2019	74	61	13	4	36	$305 - $340
Midnight Ridge	2020	104	17	87	27	17	$550 - $700
Axis	2017	52	53	—	—	3	$860 - $1,125
Axis at the Canyons	2019	26	18	7	1	6	$840 - $960
Cobalt	2017	107	88	19	9	14	$385 - $465
Onyx	2018	88	81	7	6	29	$480 - $510
Nova Ridge	2017	78	75	3	2	6	$700 - $900
Nova Ridge at the Cliffs	2019	30	10	20	8	7	$700 - $900
Corterra	2018	53	51	2	1	17	$455 - $545
Highline	2020	59	6	53	10	6	$490 - $600
Indogo	2018	202	109	93	20	32	$340 - $390
Larimar	2018	106	56	50	8	25	$370 - $440
Blackstone	2018	105	68	37	16	19	$425 - $525
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	30	24	14	23	$380 - $420
Sandalwood	2020	116	7	109	33	7	$765 - $940
Latitude	2021	96	—	96	—	—	$390 - $430
Atlas	2021	93	—	93	—	—	$450 - $490
Contour	2021	116	—	116	—	—	$300 - $320
Closed Communities	N/A	—	—	—	—	6
Nevada Total		2,599	940	1,659	229	321
Pardee Total		15,313	3,026	12,287	1,067	987

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
Washington
Snohomish County:
Grove North, Bothell	2019	43	35	8	8	24	$805 - $910
Trailside at Meadowdale Beach, Edmonds	2021	38	—	38	—	—	$750 - $800
Cypress, Lynnwood	2021	42	—	42	—	—	$545 - $655
King County:
Vareze, Kirkland	2020	82	22	60	29	22	$755 - $930
Cedar Landing, North Bend	2019	138	47	91	42	23	$795 - $930
Monarch Ridge, Sammamish	2019	59	27	32	30	14	$1,000 - $1,285
Overlook at Summit Park, Maple Valley	2019	126	55	71	37	26	$610 - $780
Aurea, Sammamish	2019	41	26	15	14	17	$675 - $821
Aldea, Newcastle	2019	129	59	70	22	21	$665 - $920
Lario, Bellevue	2020	46	13	33	26	13	$905 - $1,197
Lakeview Crest, Renton	2020	17	—	17	11	—	$1,400 - $1,875
Eagles Glen, Sammamish	2020	10	5	5	3	5	$1,150 - $1,555
Willows 124, Redmond	2023	173	—	173	—	—	$720 - $930
Finn Meadows, Kirkland	2020	10	4	6	6	4	$1,050 - $1,245
Woodlands Reserve, Kirkland	2022	37	—	37	—	—	$945 - $1,350
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,200 - $1,360
Kitsap County:
Blue Heron, Poulsbo	2022	85	—	85	—	—	$556 - $726
McCormick Village, Port Orchard	2021	88		88	—	—	$483 - $538
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$528 - $564
Closed Communities	N/A	—	—	—	—	1	N/A
Washington Total		1,225	293	932	228	170
Quadrant Total		1,225	293	932	228	170

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
Texas
Fort Bend County:
Cross Creek Ranch 45', Fulshear	TBD	10	—	10	—	—	TBD
Cross Creek Ranch 60', Fulshear	2013	55	34	21	3	22	$460 - $545
Cross Creek Ranch 65', Fulshear	2013	96	68	28	12	9	$498 - $717
Cross Creek Ranch 70', Fulshear	2013	112	95	17	10	24	$561 - $593
Cross Creek Ranch 80', Fulshear	2013	71	70	1	1	21	$679
Cross Creek Ranch 90', Fulshear	2013	52	43	9	5	9	$730 - $834
Fulshear Run 1/2 Acre, Richmond	2016	145	54	91	—	4	$646
Harvest Green 75', Richmond	2015	75	54	21	17	11	$494 - $637
Sienna Plantation 80', Missouri City	TBD	25	—	25	3	—	$593 - $670
Sienna Plantation 85', Missouri City	2015	54	47	7	2	11	$601 - $727
Grayson Woods 60'	2019	38	12	26	14	11	$463 - $542
Grayson Woods 70'	2019	35	11	24	14	9	$537 - $612
Haven at Seven Lakes (Land)	TBD	129	—	129	—	—	TBD
Harris County:
The Groves, Humble	2015	117	103	14	2	14	$340 - $396
Lakes of Creekside 80'	2016	17	15	2	1	6	$505 - $641
Lakes of Creekside 65'	TBD	18	—	18	3	—	$425 - $526
Lakes at Creekside 60'	2016	135	134	1	—	—	TBD
Balmoral 50'	2019	46	12	34	6	5	$265 - $347
Bridgeland '80, Cypress	2015	137	119	18	2	21	$656 - $914
Bridgeland 70'	2018	30	23	7	4	17	$532 - $687
Villas at Bridgeland 50'	2018	48	24	24	1	8	$350 - $418
Falls at Dry Creek	2019	26	14	12	5	11	$566 - $675
Grant-Cyp-Rosehill	TBD	428	—	428	—	—	TBD
Hidden Arbor Traditions, Cypress	TBD	156	129	27	3	—	$390 - $549
Clear Lake, Houston (Land)	2015	772	691	81	31	95	$401 - $608
Indian Hills (Land)	TBD	72	—	72	—	—	TBD
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
The Woodlands, Creekside Park	2015	131	128	3	3	11	$427 - $467
Montgomery County:
Grand Central Park	TBD	17	—	17	—	—	$315 - $421
Rodriguez	TBD	342	—	342	—	—	TBD
Villas at Royal Brook, Porter	2019	26	13	13	1	10	$349 - $367
Waller County:
LakeHouse	2019	351	90	261	39	59	$289 - $608
Williamson County:
Rancho Sienna 60'	2016	51	46	5	3	13	$363 - $495
Highlands at Mayfield Ranch 50'	2019	105	49	56	24	19	$312 - $408
Highlands at Mayfield Ranch 60'	2019	46	35	11	10	21	$382 - $415
Meyer Ranch	2020	33	4	29	11	4	$300 - $419
Rancho Sienna 50'	2019	64	22	42	12	14	$308 - $449
Palmera Ridge	2019	66	36	30	23	20	$310 - $345
Hays County:
6 Creeks 50' Section 1 & 2 50'	2020	35	22	13	8	22	$347 - $356
6 Creeks 60' Section 1 & 2 60'	2020	15	7	8	6	7	$374
Travis County:
Turner's Crossing (Land)	TBD	324	—	324	—	—	TBD
Williamson County:
Bar W (Land)	TBD	152	—	152	—	—	TBD
Cressman Tract (Land)	TBD	85	—	85	—	—	TBD

Bryson	TBD	12	—	12	—	—	TBD
Collin County:
Creeks of Legacy, Celina	2020	61	—	61	17	—	$319 - $400
Miramonte, Frisco	2016	62	61	1	1	9	$475 - $560
Retreat at Craig Ranch, McKinney	2012	165	161	4	1	7	$375 - $415
Dallas County:
Vineyards, Rowlett	2017	40	39	1	1	11	$368 - $480
Denton County:
Glenview, Frisco	2017	50	47	3	2	15	$345 - $485
Paloma Creek, Little Elm	2015	267	199	68	16	22	$307 - $390
Parks at Legacy, Prosper	2017	55	49	6	3	17	$384 - $495
Stark Farms, Denton	2021	2	—	2	—	—	$285 - $342
Valencia, Little Elm	2016	82	65	17	11	8	$350 - $444
Kaufman County:
Gateway Parks, Forney	2020	24	—	24	13	—	$270 - $370
Rockwall County:
Heath Golf and Yacht, Heath	2016	122	91	31	10	17	$400 - $510
Woodcreek, Fate	2017	165	110	55	20	22	$267 - $340
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	111	80	31	5	16	$270 - $345
Lakes of River Trails, Fort Worth	2011	178	158	20	16	4	$335 - $420
Ventana, Benbrook	2017	96	72	24	9	17	$318 - $430
View at the Reserve, Mansfield	2022	310	—	310	—	—	$318 - $422
Closed Communities	N/A	—	—	—	—	25
Texas Total		6,569	3,343	3,226	404	698
Trendmaker Homes Total		6,569	3,343	3,226	404	698

TRI Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
Southern California
Orange County:
Varenna at Orchard Hills, Irvine	2016	135	119	16	8	18	$1,238 - $1,314
Lyric	2019	70	66	4	4	25	$779 - $946
Windbourne	2019	51	30	21	18	24	$1,164 - $1,276
Cerise at Canvas	2020	56	6	50	14	6	$734 - $821
Violet at Canvas	2020	65	11	54	23	11	$557 - $735
Claret at Canvas	2020	72	12	60	25	12	$578 - $687
San Diego County:
Prism at Weston	2018	142	127	15	14	36	$574 - $644
Riverside County:
Citron @ Bedford	2019	101	73	28	27	27	$400 - $424
Cassis at Rancho Soleo	2020	79	10	69	26	10	$496 - $511
Cava at Rancho Soleo	2020	63	13	50	23	13	$395 - $441
Cerro at Rancho Soleo	2020	103	7	96	17	7	$376 - $435
Los Angeles County:
Tierno at Aliento	2017	63	49	14	13	—	$704 - $732
Tierno II at Aliento	2018	63	49	14	14	18	$704 - $732
Mystral	2019	78	65	13	13	17	$629 - $685
Celestia	2019	72	70	2	2	20	$597 - $633
San Bernardino County:
Ivy at The Preserve	2019	113	32	81	22	27	$367 - $445
Hazel at The Preserve	2020	133	28	105	44	28	$386 - $437
Tempo at The Resort	2020	80	15	65	24	15	$519 - $582
Closed Communities	N/A	—	—	—	—	50
Southern California Total		1,539	782	757	331	364
Northern California
Contra Costa County:
Greyson Place	2019	44	36	8	6	20	$865 - $990
Santa Clara County:
Blanc at Glen Loma	2019	49	23	26	24	18	$735 - $785
Noir at Glen Loma	2019	64	22	42	28	13	$884 - $934
Lotus at Urban Oak	2023	123	—	123	—	—	$940 - $1,064
Solano County:
Bloom at Green Valley	2018	91	88	3	3	13	$557 - $597
Lantana at the Villages	2019	133	89	44	30	34	$503 - $553
Marigold at the Villages	2021	119	—	119	—	—	$508 - $545
Shimmer at One Lake	2021	45	—	45	—	—	$570 - $605
Splash at One Lake	2021	72	—	72	—	—	$540 - $577
San Joaquin County:
Sundance, Mountain House	2015	113	111	2	2	3	$668 - $760
Sundance II, Mountain House	2017	138	132	6	6	33	$653 - $731
River Islands	2020	44	—	44	33	—	$494 - $546
Alameda County:
Onyx at Jordan Ranch, Dublin	2017	105	97	8	8	17	$914 - $966
Palm, Fremont	2019	31	17	14	12	9	$2,250 - $2,392
Ellis at Central Station, Oakland	2020	128	—	128	7	—	$740 - $815
Sonoma County:
Riverfront Petaluma	2021	20	—	20	—	—	$740 - $901
Sacramento County:
Natomas	2021	94	—	94	—	—	$360 - $412

Mangini - Brookstone	2020	96	26	70	28	26	$591 - $677
Mangini - Waterstone	2020	77	23	54	26	23	$660 - $753
Placer County:
La Madera	2019	102	41	61	17	31	$463 - $548
Radiance	2021	103	—	103	—	—	$475 - $497
Illumination	2021	110	—	110	—	—	$434 - $465
Timbercove	2021	18	—	18	—	—	$444 - $474
San Francisco County:
Cambridge Street (SFA)	2021	54	—	54	—	—	$1,160 - $1,430
Closed Communities	N/A	—	—	—	—	40
Northern California Total		1,973	705	1,268	230	280
California Total		3,512	1,487	2,025	561	644
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	119	38	31	31	$390 - $429
Trails at Crowfoot	2021	100	—	100	—	—	TBD
Sterling Ranch Alley	2020	97	2	95	16	2	$440 - $457
Sterling Ranch TH	2021	46	—	46	—	—	TBD
Canyons 4500	2020	89	3	86	19	3	$600 - $660
Terrain Sunstone	2021	74	—	74	—	—	TBD
Sterling Ranch 5A	2021	55	—	55	—	—	TBD
Jefferson County:
Candelas 4020 Series, Arvada	2019	98	83	15	14	37	$471 - $531
Crown Point, Westminster	2019	64	63	1	1	32	$449 - $499
Candelas TH, Arvada	2022	92	—	92	—	—	TBD
Arapahoe County:
Adonea 3500, Aurora	2020	71	2	69	31	2	$410 - $430
Adams County:
Reunion Alley, Commerce City	2021	50	—	50	3	—	TBD
Reunion Ridge	2021	97	—	97	—	—
Closed Communities	N/A	—	—	—	—	59
Colorado Total		1,090	272	818	115	166
North Carolina
Wake County:
Waterside Townhomes, Raleigh, NC	2020	23	—	23	—	—	$335 - $351
Townes at North Salem St., Apex, NC	2021	55	—	55	—	—	$312 - $339
Mecklenburg County:
Mayes Hall, Davidson, NC	2021	50	—	50	—	—	$335 - $406
Everton, Charlotte, NC	2021	20	—	20	—	—	$524 - $570
North Carolina Total		148	—	148	—	—
South Carolina
York County:
Balsam, Rock Hill, SC	2021	53	—	53	—	—	$279 - $304
Ashburn, York County, SC	2020	13	—	13	6	—	$258 - $294
South Carolina Total		66	—	66	6	—
TRI Pointe Total		4,816	1,759	3,057	682	810

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of September 30, 2020	Lots Owned as of September 30, 2020(3)	Backlog as of September 30, 2020(4)(5)	Homes Delivered for the Nine Months Ended September 30, 2020	Sales Price Range (in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	152	87	65	19	22	$465 - $548
Watson's Glen, Millersville	2015	103	18	85	31	14	$386 - $419
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	189	33	30	29	$515 - $624
Landsdale TND Neo SFD	2015	77	72	5	5	13	$450 - $483
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	266	93	23	29	$570 - $780
Cabin Branch Crossings Townhomes	2019	114	8	106	46	7	$438 - $508
Cabin Branch Manor Townhomes	2014	428	379	49	17	28	$393 - $467
Preserve at Stoney Spring - Lots for Sale	TBD	2	—	2	—
Glenmont MetroCenter, Silver Spring	2016	171	154	17	17	23	$460 - $518
Chapman Row, Rockville	2019	61	26	35	26	16	$700 - $750
North Quarter, North Bethesda	2020	104	22	82	9	22	$620 - $675
Closed Communities	N/A	—	—	—	—	25
Maryland Total		1,793	1,221	572	223	228
Virginia
Fairfax County:
Stuart Mill, Oakton - Lots for Sale	TBD	5	—	5	—	—	TBD
West Oaks Corner, Fairfax	2019	188	78	110	34	52	$715 - $840
Bren Pointe SFA, Fairfax	2020	35	—	35	—	—	TBD
Loudoun County:
Brambleton, Ashburn
Birchwood Bungalows AA	2018	63	52	11	13	19	$587 - $644
Birchwood Carriages AA	2019	54	32	22	30	31	$543 - $578
Downtown Bramleton	2020	9	—	9	—	11	TBD
Willowsford Grant II, Aldie	2017	55	49	6	6	—	$1,000 - $1,255
Closed Communities	N/A	—	—	—	—	9
Virginia Total		409	211	198	83	122
Winchester Total		2,202	1,432	770	306	350

Combined Company Total		33,253	10,863	22,197	3,188	3,490
__________
(1)Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)Owned lots as of September 30, 2020 include owned lots in backlog as of September 30, 2020.
(4)Backlog consists of homes under sales contracts that have not yet been delivered, and there can be no assurance that delivery of sold homes will occur.
(5)Of the total homes subject to pending sales contracts that have not been delivered as of September 30, 2020, 2,124 homes are under construction, 283 homes have completed construction, and 781 homes have not started construction.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2020. We did not enter into during the nine months ended September 30, 2020, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2020.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as revised and supplemented by our Quarterly Reports on Form 10-Q filed with the SEC since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed in our Annual Report on Form 10-K (as revised or supplemented by any Quarterly Reports on Form 10-Q) occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

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
On February 13, 2020, our board of directors discontinued and cancelled the 2019 Repurchase Program and approved our 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. Purchases of common stock pursuant to the 2020 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2020 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2020 Repurchase Program at any time. Our management will determine the timing and amount of repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2020, we repurchased and retired an aggregate of 3,662,738 shares of our common stock at an average price of $16.94 under the 2020 Repurchase Program for $62.1 million. For the nine months ended September 30, 2020, we repurchased and retired an aggregate of 10.2 million shares of common stock at an average price of $16.05 under the 2019 Repurchase Program and 2020 Repurchase Program for a total of $164.1 million.
During the three months ended September 30, 2020, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2020 to July 31, 2020	444,019	$16.96	444,019	$92,040,734
August 1, 2020 to August 31, 2020	1,313,496	$16.87	1,313,496	$69,880,521
September 1, 2020 to September 30, 2020	1,905,223	$16.99	1,905,223	$37,508,621
Total	3,662,738	$16.94	3,662,738

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Amended and Restated Bylaws of TRI Pointe Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from TRI Pointe Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI Pointe Group, Inc.

Date: October 22, 2020	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 22, 2020	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)