Form 10-K
period 2020-12-31
Tri Pointe Homes, Inc.
filed 2021-02-19
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-35796

Tri Pointe Homes, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________________________________

Delaware	61-1763235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
940 Southwood Blvd, Suite 200
Incline Village, Nevada 89451
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (775) 413-1030
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price of $14.69 as reported by the New York Stock Exchange, was $1,878,986,765.
119,204,606 shares of common stock were issued and outstanding as of February 8, 2021.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
Forward-Looking Statements
Forward-looking statements that are included in this annual report on Form 10-K are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, outcome of legal proceedings, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending. The material risks that that may affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to, those set forth under the following “Summary of Risk Factors”.
Summary of Risk Factors
Risks Related to COVID-19
•Our business has been and may continue to be materially affected by the ongoing COVID-19 pandemic.
Risks Related to Our Business
•Our long-term growth depends upon our ability to identify and successfully acquire desirable land parcels at reasonable prices.
•Our quarterly results of operations may fluctuate because of the seasonal nature of our business and other factors.
•Our business is cyclical and subject to risks associated with the real estate industry, and adverse changes in general economic or business conditions could reduce the demand for homes and materially and adversely affect us.
•Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.
•Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
•Tax law changes that increase the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our financial performance.
•We face numerous risks associated with controlling, purchasing, holding and developing land.
•Adverse weather and natural disasters may increase costs, cause project delays and reduce consumer demand for housing.

•Drought conditions in California and other areas in which we operate may negatively impact the economy, increase the risk of wildfires, cause us to incur additional costs, and delay or prevent new home deliveries.
•We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.
•The supply of skilled labor may be adversely affected by changes in immigration laws and policies.
•We could be responsible for employment-related liabilities with respect to our contractors’ employees.
•We may incur costs, liabilities and reputational damage if our subcontractors engage in improper construction practices or install defective materials.
•Raw material shortages and price fluctuations could cause delays and increase our costs.
•Utility shortages or price increases could have an adverse impact on operations.
•Some of our markets have been and may continue to be adversely affected by declining oil prices.
•Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our building or other activities.
•We may be unable to obtain suitable bonding for the development of our housing projects.
•We are subject to environmental laws and regulations that may impose significant costs, delays, restrictions or liabilities.
•Changes in global or regional climate conditions and governmental response to such changes may limit, prevent or increase the costs of our planned or future growth activities.
•We may be unable to develop our communities successfully or within expected timeframes.
•Negative publicity or poor relations with our homebuyers could negatively impact our sales and reputation.
•The homebuilding industry is highly competitive, and if our competitors are more successful or offer better value to potential homebuyers, our business could decline.
•Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.
•Homebuilding is subject to products liability, home warranty and construction defect claims and other litigation in the ordinary course of business that can be significant and may not be covered by insurance.
•Our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods.
•Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
•The geographic concentration of our operations in certain regions subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in those regions from factors which may affect any of those regions.
•Inflation could materially and adversely affect us by increasing the costs of land, raw materials and labor, negatively impacting housing demand, raising our costs of capital, and decreasing our purchasing power.
•Acts of war, terrorism, civil unrest or outbreaks of contagious disease may seriously harm our business.
•Laws and regulations governing the residential mortgage, title insurance, and property and casualty insurance industries could materially and adversely affect our financial performance.
•We are subject to litigation and claims that could materially and adversely affect us.
•Information technology failures and data security breaches could harm our business.
•A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
•Increases in tariffs and retaliatory responses may cause increases in the prices of some of the construction materials that we use and may negatively affect the national and local economies.
•Increases in taxes or government fees could increase our costs, which could materially and adversely affect us.

Risks Related to Our Indebtedness
•Our use of leverage in executing our business strategy exposes us to significant risks.
•We may require significant additional capital in the future and may not be able to secure adequate funds on acceptable terms.
•Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
•Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.
•Higher interest rates on our debt may materially and adversely affect our financial performance.
•Failure to hedge effectively against interest rate changes may materially and adversely affect our financial performance.
Risks Related to Our Organization and Structure
•We are and will continue to be dependent on key personnel and certain members of our management team.
•Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of our company.
•Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
•We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us and the market price of our common stock.
•Changes in accounting rules, assumptions and/or judgments could delay the dissemination of our financial statements and cause us to restate prior period financial statements.
•Our joint venture investments could be materially and adversely affected by lack of sole decision making authority, reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
Risks Related to Ownership of Our Common Stock
•We do not intend to pay dividends on our common stock for the foreseeable future.
•Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of stockholders’ shares.
•Future offerings of debt securities, which would rank senior to our common stock in the event of our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
•Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.
•There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
EXPLANATORY NOTES
As used in this annual report on Form 10-K, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-K) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.
Effective January 15, 2021, the Company changed its corporate name from “TRI Pointe Group, Inc.” to “Tri Pointe Homes, Inc.”

PART I.

Item 1.    Business
Our Company
Tri Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry. Since then, we have grown from a Southern California fee homebuilder into a regionally focused national homebuilder operating in 15 markets across ten states and the District of Columbia.
For the year ended December 31, 2020, we operated with a portfolio of the following six quality homebuilding brands:
•Maracay in Arizona;
•Pardee Homes in California and Nevada;
•Quadrant Homes in Washington;
•Trendmaker Homes in Texas;
•Tri Pointe Homes in California, Colorado and the Carolinas; and
•Winchester Homes in the D.C. metro area.
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name—Tri Pointe Homes. For purposes of this annual report on Form 10-K, the results of our homebuilding operations will be organized into the six reportable segments of which such operations consisted during the year ended December 31, 2020.
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2020, our operations consisted of 112 active selling communities and 35,641 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $240,000 to $2.3 million, and home sizes, ranging from approximately 1,160 to 5,520 square feet. See “Description of Projects and Communities under Development” below. For the years ended December 31, 2020 and 2019, we delivered 5,123 and 4,921 homes, respectively, and the average sales price of our new homes delivered was approximately $631,000 and $624,000, respectively.
Our founders firmly established our core values of quality, integrity and excellence. These are the driving forces behind our innovative designs and strong commitment to our homebuyers.
Our Competitive Strengths
We believe the following strengths provide us with a significant competitive advantage in implementing our business strategy:
Experienced and Proven Leadership
Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer, have worked together for over 30 years and have a successful track record of managing and growing a public homebuilding company. Their combined real estate industry experience includes land acquisition, financing, entitlement, development, construction, marketing and sales of single-family detached and attached homes in communities in a variety of markets. In addition, the management teams at each of our homebuilding divisions have substantial industry knowledge and local market expertise. We believe that our management teams’ prior experience, extensive relationships and strong local reputations provide us with a competitive advantage in securing projects, obtaining entitlements, building quality homes and completing projects within budget and on schedule.
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market. We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, Colorado, the District of Columbia, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington. These markets are generally characterized by high job growth and increasing populations, which typically create strong demand for new housing. We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets. Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.
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

We combine decentralized management in those aspects of our business in which we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land acquisition and land development), with centralized management in those functions in which we believe central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support the planned future growth of our company as a result of executing our expansion strategy.
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
Lots Owned or Controlled
As of December 31, 2020, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 35,641 lots. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2020.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
Maracay	1,919	2,209	4,128
Pardee Homes	11,990	1,850	13,840
Quadrant Homes	861	103	964
Trendmaker Homes	3,739	3,246	6,985
Tri Pointe Homes	3,449	4,384	7,833
Winchester Homes	662	1,229	1,891
Total	22,620	13,021	35,641
______________________________________________

(1)Lots controlled for Trendmaker Homes and Winchester Homes include 2,083 and 179 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Description of Projects and Communities under Development
Our lot inventory includes land that we are holding for future development. The development of these lots will be subject to a variety of marketing, regulatory and other factors and in some cases we may decide to sell the land prior to development. The following table presents project information relating to each of our markets as of December 31, 2020 and includes information on current projects under development where we are building and selling homes as of December 31, 2020.

Maracay

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
Phoenix, Arizona
City of Buckeye:
Arroyo Seco	2020	44	11	33	30	11	$441 - $505
City of Chandler:
Windermere Ranch	2019	91	63	28	27	43	$553 - $593
Canopy North	2020	129	4	30	26	4	$495 - $564
Canopy South	2020	112	3	29	29	3	$591 - $613
City of Gilbert:
Lakes At Annecy	2019	216	121	95	34	85	$326 - $392
Annecy P3	2021	251	—	251	—	—	$287 - $355
Lakeview Trails	2019	92	83	9	4	42	$618 - $716
Lakeview Trails II	2021	68	—	68	33	—	$618 - $716
Copper Bend	2020	38	30	8	8	30	$492 - $511
Avocet at Waterston	2020	115	10	105	40	10	$560 - $645
Brighton at Waterston	2020	88	13	75	33	13	$665 - $709
Domaine at Waterston	2020	128	6	122	30	6	$818 - $863
City of Goodyear:
Cottages at Rio Paseo	2018	93	86	7	7	5	$243 - $264
Sedella	2021	75	—	75	—	—	$473 - $569
City of Mesa:
Cadence	2021	127	—	127	—	—	$357 - $393
City of Peoria:
Legacy at The Meadows	2017	74	71	3	—	3	$425 - $451
Estates at The Meadows	2017	272	206	66	34	44	$567 - $656
Deseo	2019	94	46	48	34	40	$561 - $655
City of Phoenix:
Loma at Avance	2019	124	60	64	20	38	$426 - $485
Ranger at Avance	2019	145	57	88	28	55	$470 - $547
Piedmont at Avance	2019	99	37	62	7	35	$565 - $583
Alta at Avance	2020	26	11	15	11	11	$683 - $712
Whispering Hills 70's	2022	80	—	80	—	—	$467 - $496
Whispering Hills 80's	2022	32	—	32	—	—	$538 - $557
Whispering Hills 100's	2022	53	—	53	—	—	$549 - $609
Town of Queen Creek
Madera 50's	2022	105	—	105	—	—	$363 - $453
Madera 60's	2022	70	—	70	—	—	$431 - $544
Madera 75's	2022	91	—	91	—	—	$513 - $606
Pathfinder South At Spur Cross	2020	53	25	28	27	25	$528 - $548
Pathfinder North At Spur Cross	2020	65	13	52	17	13	$611 - $628
Closed Communities	N/A	—	—	—	—	146
Phoenix, Arizona Total		3,050	956	1,919	479	662
Tucson, Arizona
Closed Communities	N/A	—	—	—	—	2
Tucson, Arizona Total		—	—	—	—	2
Maracay Total		3,050	956	1,919	479	664

Pardee Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
California
San Diego County:
Sendero	2019	112	106	6	3	45	$1,470 - $1,610
Vista Santa Fe	2019	44	43	1	4	25	$1,910 - $2,010
Carmel	2019	105	76	29	24	29	$1,700 - $1,900
Vista Del Mar	2019	79	61	18	17	28	$1,750 - $1,900
Highlands	2021	52	—	52	22	—	$2,100 - $2,300
Sendero Collection	2021	76	—	76	—	—	$1,400 - $1,500
Pacific Highlands Ranch PA 9C	2024	42	—	42	—	—	TBD
Lake Ridge	2018	129	108	21	21	31	$820 - $880
Veraz	2018	111	106	5	4	60	$450 - $520
Solmar	2019	74	70	4	—	61	$410 - $510
Solmar Sur	2021	108	—	108	12	—	$420 - $520
Marea	2020	143	—	143	19	—	$420 - $490
PA61 Rancho Las Brisas & Affordable	2021	203	—	203	—	—	TBD
Castello	2021	101	—	101	—	—	$475 - $510
Meyer	2021	192	—	192	—	—	$360 - $410
Zutano	2021	178	—	178	—	—	$425 - $450
Pomelo	2022	106	—	106	—	—	$525 - $560
Avoc	2022	141	—	141	—	—	$600 - $650
Bahia	2022	126	—	126	—	—	$565 - $600
South Otay Mesa	TBD	893	—	893	—	—	TBD
Los Angeles County:
Cresta	2018	67	55	12	9	21	$840 - $900
Verano	2017	95	76	19	14	21	$550 - $690
Arista	2017	143	116	27	20	25	$745 - $820
Lyra	2019	141	83	58	35	50	$660 - $770
Sola	2019	189	118	71	41	57	$560 - $650
Luna	2020	114	19	95	39	19	$620 - $720
Strata	2021	292	—	292	—	—	$550 - $670
Skyline Ranch Future	TBD	334	—	334	—	—	TBD
Riverside County:
Canyon Hills Future 70 x 115	TBD	125	—	125	—	—	TBD
Westlake	2020	163	48	115	55	48	$325 - $360
Daybreak	2017	159	158	1	1	35	$360 - $390
Elan	2019	95	35	60	9	23	$390 - $425
Mira	2019	80	22	58	11	12	$365 - $395
Avid	2019	68	28	40	6	11	$340 - $365
Vita	2019	131	47	84	27	19	$315 - $340
Sundance Future Active Adult	TBD	330	—	330	—	—	TBD
Avena	2018	84	80	4	4	28	$455 - $485
Overland	2021	85	—	85	18	—	$500 - $540
Kadence	2018	85	83	2	2	34	$425 - $435
Newpark	2018	93	76	17	16	34	$450 - $500
Easton	2018	92	62	30	27	28	$490 - $550
Compass	2021	113	—	113	22	—	$450 - $515
Tournament Hills Future	TBD	268	—	268	—	—	TBD
Terramor	2022	75	—	75	—	—	TBD
Arroyo	2020	110	38	72	67	38	$310 - $340
Cienega	2020	106	39	67	57	39	$300 - $335
Centerstone	2020	120	6	114	40	6	$320 - $340
Landmark	2021	130	—	130	24	—	$355 - $385
Horizon	2021	130	—	130	26	—	$380 - $440

Atwell Future	TBD	3,742	—	3,742	—	—	TBD
San Joaquin County:
Bear Creek	TBD	1,252	—	1,252	—	—	TBD
Closed Communities		—	—	—	—	261
California Total		12,026	1,759	10,267	696	1,088
Nevada
Clark County:
Tera Luna	2018	63	55	8	—	26	$620 - $670
Tera Luna Ridge	2021	53	—	53	—	—	$530 - $640
Strada 2.0	2019	62	59	3	1	54	$465 - $555
Strada 3.0	2021	30	—	30	—	—	$504 - $589
Arden	2020	79	21	58	14	21	$410 - $450
Capri	2020	114	23	91	18	23	$325 - $355
Arden 2.0	2022	154	—	154	—	—	$370 - $400
Capri 2.0	2022	214	—	214	—	—	$300 - $325
Pebble Estate Future	TBD	8	—	8	—	—	TBD
Evolve	2019	74	72	2	1	47	$305 - $340
Midnight Ridge	2020	104	36	68	23	36	$560 - $710
Axis	2017	52	53	—		3	$860 - $1,125
Axis at the Canyons	2019	26	20	5	3	8	$840 - $965
Cobalt	2017	107	102	5	3	28	$385 - $465
Nova Ridge at the Cliffs	2019	30	18	12	5	15	$780 - $940
Corterra	2018	53	52	1		18	$455 - $545
Highline	2020	59	11	48	9	11	$500 - $600
Indogo	2018	202	125	77	9	48	$350 - $400
Larimar	2018	106	65	41	7	34	$380 - $440
Blackstone	2018	105	82	23	8	33	$430 - $535
35 x 90 Product	TBD	140	—	140	—	—	TBD
Cirrus	2019	54	40	14	7	33	$390 - $430
Sandalwood	2020	116	21	95	28	21	$750 - $1,050
Latitude	2021	99	—	99	—	—	$390 - $430
Atlas	2021	90	—	90	—	—	$440 - $490
Contour	2021	116	—	116	—	—	$335 - $360
Hualapai & Patrick	2022	85	—	85	—	—	$430 - $450
Kings Canyon	2022	90	—	90	—	—	$570 - $610
Overlook	2022	93	—	93	—	—	$650 - $710
Closed Communities	N/A	—	—	—	—	66
Nevada Total		2,578	855	1,723	136	525
Pardee Total		14,604	2,614	11,990	832	1,613

Quadrant Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
Washington
Snohomish County:
Trailside at Meadowdale Beach, Edmonds	2021	38	—	38	—	—	$750 - $800
Cypress, Lynnwood	2021	42	—	42	—	—	$545 - $665
King County:
Vareze, Kirkland	2020	82	40	42	17	40	$760 - $955
Cedar Landing, North Bend	2019	138	64	74	27	40	$850 - $985
Monarch Ridge, Sammamish	2019	59	41	18	17	28	$1,000 - $1,285
Overlook at Summit Park, Maple Valley	2019	126	70	56	28	41	$645 - $810
Aurea, Sammamish	2019	41	33	8	8	24	$675 - $821
Aldea, Newcastle	2019	129	70	59	17	32	$665 - $920
Lario, Bellevue	2020	46	31	15	8	31	$905 - $1,197
Lakeview Crest, Renton	2020	17	4	13	10	4	$1,400 - $1,875
Eagles Glen, Sammamish	2020	10	8	2	2	8	$1,150 - $1,555
Willows 124, Redmond	2023	173	—	173	—	—	$720 - $930
Finn Meadows, Kirkland	2020	10	5	5	5	5	$1,050 - $1,245
Elliot Farms, Renton	2022	45	—	45	—	—	$620 - $675
Woodlands Reserve, Kirkland	2022	37	—	37	—	—	$945 - $1,350
Hazelwood Gardens, Newcastle	2021	15	—	15	—	—	$1,200 - $1,360
Kitsap County:
Blue Heron, Poulsbo	2022	85	—	85	—	—	$556 - $726
McCormick Villages, Port Orchard	2021	88		88	—	—	$483 - $538
Poulsbo Meadows, Poulsbo	2021	46	—	46	—	—	$528 - $564
Closed Communities	N/A	—	—	—	—	33	N/A
Washington Total		1,227	366	861	139	286
Quadrant Homes Total		1,227	366	861	139	286

Trendmaker Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
Texas
Fort Bend County:
Cross Creek Ranch 45', Fulshear	TBD	15	—	15	—	—	TBD
Cross Creek Ranch 60', Fulshear	2013	62	38	24	6	26	$470 - $539
Cross Creek Ranch 65', Fulshear	2013	103	72	31	13	13	$518 - $588
Cross Creek Ranch 70', Fulshear	2013	112	100	12	9	29	$602 - $605
Cross Creek Ranch 90', Fulshear	2013	57	45	12	8	11	$756 - $790
Fulshear Run 1/2 Acre, Richmond	2016	145	52	93	9	4	$579 - $725
Harvest Green 75', Richmond	2015	81	57	24	20	17	$529 - $605
Sienna Plantation 80', Missouri City	TBD	26	—	26	10	—	$603 - $680
Sienna Plantation 85', Missouri City	2015	54	50	4	1	14	$611 - $670
Grayson Woods 60'	2019	42	23	19	9	22	$473 - $530
Grayson Woods 70'	2019	39	16	23	14	14	$556 - $629
Haven at Seven Lakes (Land)	TBD	129	—	129	—	—	TBD
Woodforest (Land)	TBD	132	—	132	—	—	TBD
Harris County:
The Groves, Humble	2015	117	104	13	3	15	$345 - $373
Lakes of Creekside 80'	2016	17	16	1	—	7	$505 - $641
Lakes of Creekside 65'	2020	18	3	15	9	3	$435 - $491
Lakes at Creekside	TBD	135	—	3	—	—	TBD
Balmoral 50'	2019	46	39	7	6	11	$265
Bridgeland '80, Cypress	2015	142	122	20	6	24	$610 - $713
Bridgeland 70'	2018	41	28	13	1	22	$554 - $627
Villas at Bridgeland 50'	2018	48	25	23	8	9	$350 - $396
Falls at Dry Creek	2019	29	16	13	11	13	$576 - $651
Grant-Cyp-Rosehill	TBD	428	—	428	—	—	TBD
Hidden Arbor Traditions, Cypress	TBD	156	130	26	3	1	$395 - $495
Clear Lake, Houston (Land)	2015	772	708	64	27	112	$469 - $720
Indian Hills (Land)	TBD	72	—	72	—	—	TBD
Northgrove, Tomball	TBD	25	7	18	—	—	TBD
Montgomery County:
Clopton Farms	TBD	340	—	340	—	—	TBD
Grand Central Park	2020	26	4	22	1	4	$320 - $361
Rodriguez	TBD	342	—	342	—	—	TBD
Villas at Royal Brook, Porter	2019	27	15	12	6	12	$349 - $363
Waller County:
LakeHouse	2019	351	109	242	39	78	$359 - $624
Williamson County:
Rancho Sienna 60'	2016	51	50	1	—	17	$363 - $495
Highlands at Mayfield Ranch 50'	2019	105	58	47	33	28	$371 - $432
Highlands at Mayfield Ranch 60'	2019	46	39	7	6	25	$382 - $415
Meyer Ranch	2020	33	7	26	15	7	$310 - $369
Rancho Sienna 50'	2019	74	29	45	20	21	$338 - $399
Palmera Ridge	2019	66	44	22	21	28	$310 - $345
Hays County:
6 Creeks 50' Section 1 & 2 50'	2020	35	29	6	4	29	$347 - $356
6 Creeks 60' Section 1 & 2 60'	2020	15	13	2	1	13	$374
Travis County:
Turner's Crossing (Land)	TBD	324	—	324	—	—	TBD
Williamson County:
Bar W (Land)	TBD	152	—	152	—	—	TBD
Cressman Tract (Land)	TBD	85	—	85	—	—	TBD
Bryson	TBD	12	—	12	—	—	TBD

Collin County:
Creeks of Legacy, Celina	2021	73	—	73	40	—	$360 - $431
Retreat at Craig Ranch, McKinney	2012	165	163	2	1	9	$375 - $415
Denton County:
Lennon Creek, Hickory Creek	2022	119	—	119	—	—	$336 - $403
Paloma Creek, Little Elm	2015	267	207	60	19	30	$307 - $395
Parks at Legacy, Prosper	2017	55	52	3	2	20	$384 - $495
Stark Farms, Denton	2021	25	—	25	6	—	$293 - $356
Valencia, Little Elm	2016	82	70	12	11	13	$370 - $444
Kaufman County:
Gateway Parks, Forney	2020	36	6	30	27	6	$290 - $385
Rockwall County:
Heath Golf and Yacht, Heath	2016	122	96	26	12	22	$440 - $520
Woodcreek, Fate	2017	177	118	59	24	30	$290 - $370
Tarrant County:
Chisholm Trail Ranch, Fort Worth	2017	122	83	39	16	19	$290 - $350
Lakes of River Trails, Fort Worth	2011	178	162	16	12	8	$360 - $425
Ventana, Benbrook	2017	96	78	18	9	23	$345 - $430
View at the Reserve, Mansfield	2022	310	—	310	—	—	$318 - $422
Closed Communities	N/A	—	—	—	—	101
Texas Total		6,954	3,083	3,739	498	910
Trendmaker Homes Total		6,954	3,083	3,739	498	910

Tri Pointe Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
Southern California
Orange County:
Varenna at Orchard Hills, Irvine	2016	135	124	11	10	23	$1,258 - $1,312
Cerise at Canvas	2020	64	8	56	31	8	$757 - $821
Violet at Canvas	2020	73	24	49	26	24	$567 - $740
Claret at Canvas	2020	87	26	61	29	26	$585 - $694
Riverside County:
Citron @ Bedford	2019	101	88	13	13	42	$400 - $424
Cassis at Rancho Soleo	2020	79	18	61	33	18	$522 - $540
Cava at Rancho Soleo	2020	63	15	48	35	15	$405 - $450
Cerro at Rancho Soleo	2020	103	18	85	25	18	$380 - $435
Los Angeles County:
Tierno at Aliento	2017	63	49	14	14	—	$704 - $732
Tierno II at Aliento	2018	63	62	1	1	31	$704 - $732
Mystral	2019	78	77	1	1	29	$629 - $685
San Bernardino County:
Ivy at The Preserve	2019	113	49	64	16	44	$367 - $445
Hazel at The Preserve	2020	133	62	71	27	62	$386 - $437
Tempo at The Resort	2020	80	18	62	33	18	$529 - $597
Delia	2021	123	—	123	—	—	TBD
Closed Communities	N/A	—	—	—	—	197
Southern California Total		1,358	638	720	294	555
Northern California
Santa Clara County:
Blanc at Glen Loma	2019	49	27	22	21	22	$735 - $785
Noir at Glen Loma	2019	64	28	36	32	19	$919 - $969
Lotus at Urban Oak	TBD	123	—	123	—	—	$870 - $1,020
Solano County:
Lantana at the Villages	2019	133	92	41	39	37	$513 - $563
Marigold at the Villages	2021	119	—	119	—	—	$531 - $568
Shimmer at One Lake	2021	45	—	45	17	—	$625 - $665
Splash at One Lake	2021	72	—	72	—	—	$575 - $622
San Joaquin County:
River Islands	2020	64	8	56	42	8	$549 - $601
Alameda County:
Palm, Fremont	2019	31	25	6	6	17	$2,250 - $2,392
Ellis at Central Station, Oakland	2020	128	5	123	6	5	$740 - $815
Sonoma County:
Riverfront Petaluma	2021	35	—	35	12	—	$740 - $901
Sacramento County:
Natomas	2021	94	—	94	—	—	$400 - $456
Mangini - Brookstone	2020	96	35	61	33	35	$671 - $776
Mangini - Waterstone	2020	77	32	45	25	32	$715 - $838
Placer County:
La Madera	2019	102	49	53	22	39	$468 - $563
Radiance	2021	103	—	103	—	—	$510 - $532
Illumination	2021	110	—	110	—	—	$469 - $500
Timbercove	2021	18	—	18	13	—	$468 - $498
San Francisco County:
Cambridge Street (SFA)	2021	54	—	54	—	—	$1,160 - $1,430
El Dorado County:
Serrano Village J7	2022	65	—	65	—	—	$588 - $613

Closed Communities	N/A	—	—	—	—	153
Northern California Total		1,582	301	1,281	268	367
California Total		2,940	939	2,001	562	922
Colorado
Douglas County:
Terrain Ravenwood Village (3500)	2018	157	136	21	18	48	$390 - $441
Trails at Crowfoot	2021	100	—	100	1	—	TBD
Sterling Ranch Alley	2020	97	11	86	15	11	$440 - $475
Sterling Ranch TH	2021	94	—	94	—	—	TBD
Canyons 4500	2020	89	11	78	22	11	$600 - $678
Terrain Sunstone	2021	74	—	74	—	—	TBD
Sterling Ranch 5A	2021	92	—	92	—	—	TBD
Jefferson County:
Candelas 4020 Series, Arvada	2019	98	95	3	2	49	$471 - $534
Crown Point, Westminster	2019	64	64	—	—	33	$449 - $499
Candelas TH, Arvada	2022	80	—	80	—	—	TBD
Arapahoe County:
Adonea 3500, Aurora	2020	71	7	64	45	7	$410 - $430
Adams County:
Reunion Alley, Commerce City	2021	120	1	119	23	1	$398 - $416
Reunion Ridge	2021	117	—	117	—	—	TBD
Closed Communities	N/A	—	—	—	—	59
Colorado Total		1,253	325	928	126	219
North Carolina
Wake County:
Waterside Townhomes, Raleigh	2021	23	—	23	—	—	$349 - $364
Townes at North Salem St., Apex	2020	55	7	48	12	7	$317 - $340
Johnson Pond, Town of Fuquay Varina	2022	58	—	58	—	—	$339 - $364
Mecklenburg County:
Mayes Hall, Davidson	2021	50	—	50	—	—	$345 - $436
Everton, Charlotte	2021	20	—	20	—	—	$524 - $570
Cabarrus County:
Farmington, Harrisburg	2021	148	—	148	—	—	$226 - $390
Iredell County:
Forest Lake, Mooresville	2021	112	—	112	—	—	$279 - $293
North Carolina Total		466	7	459	12	7
South Carolina
York County:
Balsam, Rock Hill	2021	53	—	53	—	—	$299 - $327
Ashburn, York County	2020	13	5	8	3	5	$258 - $294
South Carolina Total		66	5	61	3	5
Tri Pointe Total		4,725	1,276	3,449	703	1,153

Winchester Homes

County, Project, City	Year of First Delivery(1)	Total Number of Lots(2)	Cumulative Homes Delivered as of December 31, 2020	Lots Owned as of December 31, 2020(3)	Backlog as of December 31,2020(4)(5)	Homes Delivered for the Twelve Months Ended December 31, 2020	Sales Price Range(in thousands)(6)
Maryland
Anne Arundel County:
Two Rivers Townhomes, Crofton	2017	152	93	59	20	28	$472 - $556
Watson's Glen, Millersville	2015	103	34	69	33	30	$408 - $442
Frederick County:
Landsdale, Monrovia
Landsdale SFD	2015	222	199	23	22	39	$515 - $624
Landsdale TND Neo SFD	2015	77	76	1	1	17	$450 - $483
Montgomery County:
Cabin Branch, Clarksburg
Cabin Branch SFD	2014	359	272	87	35	35	$605 - $795
Cabin Branch Crossings Townhomes	2019	114	27	87	42	26	$451 - $521
Cabin Branch Manor Townhomes	2014	428	385	43	19	34	$396 - $490
Preserve at Stoney Spring	TBD	2	—	2	—	—	TBD
Glenmont MetroCenter, Silver Spring	2016	171	171	—	—	40	$460 - $518
Chapman Row, Rockville	2019	61	42	19	18	32	$700 - $750
North Quarter, North Bethesda	2020	104	30	74	11	30	$620 - $685
Closed Communities	N/A	—	—	—	—	25
Maryland Total		1,793	1,329	464	201	336
Virginia
Fairfax County:
Stuart Mill, Oakton	TBD	5	—	5	—	—	TBD
West Oaks Corner, Fairfax	2019	188	97	91	29	71	$715 - $840
Bren Pointe SFA, Fairfax	2021	43	—	43	17	—	$670 - $725
Loudoun County:
Brambleton, Ashburn
Birchwood Bungalows AA	2018	71	56	15	17	23	$598 - $658
Birchwood Carriages AA	2019	71	42	29	33	41	$568 - $606
Downtown Bramleton	2021	15	—	15	16	—	$575 - $639
Closed Communities	N/A	—	—	—	—	26
Virginia Total		393	195	198	112	161
Winchester Total		2,186	1,524	662	313	497

Combined Company Total		32,746	9,819	22,620	2,964	5,123
______________________________________________
(1)Year of first delivery for future periods is based upon management’s estimates and is subject to change.
(2)The number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(3)Owned lots as of December 31, 2020 include owned lots in backlog as of December 31, 2020.
(4)Backlog consists of homes under sales contracts that had not yet been delivered, and there can be no assurance that delivery of sold homes will occur. See “Backlog” below.
(5)Of the total homes in backlog as of December 31, 2020, 2,259 homes are under construction, 126 homes have completed construction, and 579 homes have not started construction.
(6)Sales price range reflects base price only and excludes any lot premium, homebuyer incentives and homebuyer-selected options, which may vary from project to project. Sales prices for homes required to be sold pursuant to affordable housing requirements are excluded from sales price range. Sales prices reflect current pricing and might not be indicative of past or future pricing.
Acquisition Process
We believe that our current inventory of lots owned or controlled will be adequate to supply our homebuilding operations for the foreseeable future. Our acquisition process generally includes the following steps to reduce development and market cycle risk:
•review of the status of entitlements and other governmental processing, including title reviews;

•limitation on the size of an acquisition to minimize investment levels in any one project;
•completion of due diligence on the land parcel prior to committing to the acquisition;
•preparation of detailed budgets for all cost categories;
•completion of environmental reviews and third-party market studies;
•utilization of options, joint ventures, land banking and other land acquisition arrangements, if necessary; and
•employment of centralized control of approval over all acquisitions through a land committee process.
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
In certain of our markets, we typically develop community phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold. We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors. We also will attempt to delay much of the customization of a home until a qualified homebuyer has been approved, so as to enable the homebuyer to tailor the home to that homebuyer’s specifications; however, we will complete the build out of any unsold homes in a particular phase when deemed appropriate for marketing purposes of such home. In our other regions, we typically develop communities on a lot by lot basis driven by sales demand.
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

Sales and Marketing
In connection with the sale and marketing of our homes, we make extensive use of online and offline advertising and other promotional activities, including digital paid search and display advertising, our website, print media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments. We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options. Sales personnel are licensed, if applicable, by the real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.
As of December 31, 2020, we owned 466 model homes that were either completed or under construction. Generally, we build model homes at each project and have them professionally decorated to display design features. We believe that model homes play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes, homebuyers can gain an understanding of the various design features and options available to them using design centers. At each design center, homebuyers can meet with a designer and are shown the standard and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 13% and 15% for the years ended December 31, 2020 and 2019, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 68 and 343 homes as of December 31, 2020 and 2019, respectively.
Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. Our financial services operation (“Tri Pointe Solutions”) is comprised of mortgage financing operations (“Tri Pointe Connect”), which was formed as a joint venture with an established mortgage lender, our title and escrow services operations (“Tri Pointe Assurance”), and our property and casualty insurance agency operations (“Tri Pointe Advantage”). While our homebuyers may obtain financing from any mortgage provider of their choice, Tri Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generate additional fee income for us. Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Austin, Dallas–Fort Worth, Houston, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Tri Pointe Advantage is a wholly owned subsidiary of Tri Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate.
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
Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry (including developments and volatility resulting from COVID-19). In addition to the overall volume of orders and deliveries, our operating results in a given quarter are significantly affected by the number and characteristics of our active selling communities; timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. Therefore, our operating results in any given quarter will fluctuate compared to prior periods based on these factors.
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $1.9 billion and $1.1 billion as of December 31, 2020 and 2019, respectively. We expect all of our backlog at December 31, 2020 to be converted to deliveries and revenues during 2021, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Further, due to both an acceleration of housing demand during the second quarter of 2020 as well as constraints associated with the COVID-19 pandemic, including but not limited to the imposition of shelter-in-place orders affecting certain of our suppliers, we have recently experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.

Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2020, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2020, we had $535.9 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $621.3 million in cash and cash equivalents. As of December 31, 2020, we had $1.1 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
For the year ended December 31, 2020, our homebuilding operations consisted of six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; Tri Pointe Homes, consisting of operations in California, Colorado and the Carolinas; and Winchester Homes, consisting of operations in the D.C. metro area.
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
Our general contractor, real estate broker, mortgage financing joint venture, title agency, and insurance agency operations are subject to licensing and regulation in the jurisdictions in which they operate. Consequently, they are subject to net worth, bonding, disclosure, record-keeping and other requirements. Failure to comply with applicable requirements could result in loss of license, financial penalties, or other sanctions.
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
Human Capital
We are a people-first company that believes in the importance of cultivating a respectful and collaborative environment. We actively recruit passionate, purpose-driven employees who care about positively impacting the lives of our homebuyers and the communities in which we live and work, and strive to be inclusive of different backgrounds, experiences and perspectives in every aspect of our business. We believe that a diverse staff brings diverse ideas to the table, and promote diversity by seeking to foster an open and inclusive work environment. Our commitment to diversity does not constitute a representation that we have achieved, or will achieve, a workforce comprised of specific percentages of racial, ethnic, gender, sexual orientation or other characteristics. Moreover, we believe that workforce diversity is not limited to these characteristics. In furtherance of our efforts to maintain a healthy workplace culture, we measure employee engagement and satisfaction by conducting team member engagement surveys to ensure that our employees have an opportunity to provide meaningful feedback on their experiences. We also regularly assess and track team member retention and engagement to generate actions plans for continued improvement.
All of our employees must comply with our Code of Business Conduct and Ethics, which requires our employees to conduct business in accordance with all applicable laws and regulations and adhere to the highest standards of business ethics. We are also committed to creating and maintaining a community in which our team members are free from all forms of harassment and discrimination. We require employee training and have adopted protocols that are designed to prevent, and provide for the reporting and addressing of, behavior that is inconsistent with our business standards and our core values, including, but not limited to, discriminatory or harassing behavior and sexual misconduct. The foregoing description is not a representation that all of our employees are, or will be, in compliance with the applicable policies, protocols, rules and regulations.
We are committed to our employees’overall wellbeing and professional growth and development, and believe in supporting the work-life balance of our employees. We seek to ensure that our compensation, recognition and rewards programs are fair, equitable and competitive, align with key business objectives, motivate and reward great performance and increase team member engagement and retention. We design our total rewards (compensation and benefit programs) to offer our employees a comprehensive and compelling value proposition that includes customized training, learning and development programs, tuition reimbursement, expanded parental leave benefits, paid time off to perform community service, paid adoption assistance and other programs designed to facilitate health and wellness. We also offer qualified employees comprehensive medical plans, dental and vision plan options, employer-paid life insurance with various buy-up and flexible savings/spending accounts. Additionally, we design our short- and long-term incentive programs to align individual incentives and rewards with our vision and strategies, to motivate our employees to achieve top performance in the industry and to attract and retain high-performing talent. To ensure our compensation and benefit programs are designed appropriately to attract and retain talent, we also engage nationally recognized outside compensation and benefits consulting firms and vendors to benchmark our programs against peers and other comparable organizations.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential and diverse team members for advancement to key positions. This review process is overseen by the compensation committee of our board of directors.
We are committed to the health and safety of our employees and trade partners. However, workplace accidents have occurred and may occur in the future. In response to the COVID-19 pandemic, during the year ended December 31, 2020, we established a COVID-19 task force composed of key subject matter experts within our company, all of whom worked swiftly and collaboratively to keep our employees, customers and trade partners informed of applicable government orders and guidelines, as well as communicate new work protocols to ensure the continued safety and health of our stakeholders, as well as the continuation of our business operations. We have taken, and will continue to take, proactive and preventive measures to help minimize the risk of COVID-19 in our communities—both inside and outside of the organization. Among other measures we implemented in response to COVID-19 during 2020, we instituted internal travel restrictions, encouraged many of our employees to work remotely, provided employees affected by COVID-19 with additional paid time off, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home galleries and design studios, and with respect to trade partners and their employees on our jobsites) and implemented various information technology and cybersecurity measures to allow our employees to use virtual working and communication platforms securely. Despite these measures, there is no assurance that our employees or trade partners (and their employees) will not contract the COVID-19 virus.
As of December 31, 2020, we had 1,163 employees, 509 of whom were executive, management and administrative personnel, 251 of whom were sales and marketing personnel and 403 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
Access to Information
Our internet website is www.tripointehomes.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after being filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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
Risks Related to COVID-19
Our business has been and may continue to be materially affected by the ongoing COVID-19 pandemic.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which have included quarantines, shelter-in-place orders and similar mandates that have substantially restricted daily activities for many individuals, as well as orders requiring the closure and/or curtailment of operations for many businesses, have caused and may continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our new home galleries and design studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home galleries and design studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests. While we believe these measures were advisable and in the best interests of our employees, trade partners, customers and communities, such measures, in combination with other factors, reduced traffic in our new home galleries and design studios, slowed the pace of our home sales, delayed home deliveries and caused other material disruptions to our normal operations, including a substantial investment of time and resources by our management and organization, and may continue to do so during the pendency of such measures. We have since transitioned most of our employees back to our corporate and division offices (in many cases, using staggered or flexible schedules), have resumed non-essential customer care service and warranty requests in substantially all of our markets, and, to the extent permitted by applicable law, are no longer appointment-only in certain of our new home galleries. However, in the event that we are required or believe it is advisable to re-implement these or other measures in all or any of our markets in response to a resurgence of COVID-19 (including the proliferation of one or more new strains or variants) or orders by applicable governmental authorities, our business and Financial Performance could be materially and adversely affected. Additionally, certain of our service providers and trade partners have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations, which could materially and adversely affect our Financial Performance. Further, certain of our employees and employees of our service providers and trade partners have been compelled to miss work days due to self-quarantine or illness resulting from either potential exposure to COVID-19 or the contraction thereof, which has caused and may in the future cause shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches.

While residential homebuilding operations are currently exempt from the application of “stay-at-home” orders in all of our markets, existing and future orders by governmental authorities in any of our markets may require us to cease our homebuilding operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries and negatively impact our home sales revenue in such markets. For example, in late March 2020, authorities in Seattle, Washington and the Bay Area in California revised then-existing restrictions against non-essential business activities to extend to most residential construction activities. As a result, our Bay Area and Washington divisions were prohibited for several weeks from engaging in residential construction activities. We anticipate that any further such orders would have a material and adverse impact on our ability to meet applicable development, construction and delivery timelines, as well as sales activity, in applicable markets in the event any future such prohibitions remain in effect for a significant duration.

We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, availability of financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, unemployment levels, wage growth and fluctuating interest rates. In 2020, the COVID-19 pandemic caused substantial volatility in U.S. and international debt and equity markets and caused significant fluctuations in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and prices for our homes; an increase in selling incentives required to sell homes; an oversupply of new and existing homes available for sale; increased home order cancellation rates; diminished value of our real estate investments, including potential impairments, write downs or dispositions of real estate assets, or lot option abandonments; and an inability to access our Credit Facility, service or refinance our existing indebtedness or access the debt and equity capital markets on commercially reasonable terms or at all.

Ultimately, the effects of the COVID-19 pandemic on our business and Financial Performance will depend upon future developments, including the emergence and spread of new strains or variants of COVID-19; the duration and severity of the outbreak; the duration of existing and future social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability and acceptance of effective vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include decreases in home sales revenue, new home deliveries, average sales prices of homes, homebuilding gross margin percentages, active selling communities and backlog units, and increases in cancellation rates of home sales contracts, which could materially impact our Financial Performance, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including our Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in “Risk Factors”, any of which could have a material effect on us.
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
We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. In addition, we have experienced fluctuations in quarterly results of operations due to the number and characteristics of our active selling communities; the timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. We typically experience the highest new home order activity during the first and second quarters of our fiscal year. Since it typically takes four to six months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Although we expect this seasonal pattern to continue over the long-term, it may be affected by market cyclicality and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires, as well as volatility in the homebuilding industry (including developments and volatility resulting from COVID-19), and there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods. In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.
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
The residential homebuilding and land development industry is cyclical and is substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:
•short- and long-term interest rates;
•the availability and cost of financing for real estate industry participants, including financing for acquisitions, construction and permanent mortgages;
•unanticipated increases in expenses, including, without limitation, insurance costs, labor and materials costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies;
•enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, labor, employment, zoning, privacy and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990;
•consumer confidence generally and the confidence of potential homebuyers and others in the real estate industry in particular;
•financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;
•the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
•the U.S. and global financial systems and credit markets, including stock market and credit market volatility;
•private and federal mortgage financing programs and federal and state regulation of lending practices;
•the availability and cost of construction, labor and materials;
•federal and state income tax provisions, including provisions for the deduction of mortgage interest payments; the deduction of state and local tax, including real estate tax; and capital gain tax rates;
•housing demand from population growth, household formation and demographic changes (including immigration levels and trends in urban and suburban migration);
•the supply of available new or existing homes and other housing alternatives, such as condominiums, apartments and other residential rental property;
•competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;
•employment levels and job and personal income growth and household debt-to-income levels;
•the rate of inflation;
•real estate taxes; and
•the supply of, and demand for, developable land in our current and expected markets.
Adverse changes in these or other general economic or business conditions may affect our business nationally or in particular regions or localities. During the economic downturn of 2008 to 2010, several of the markets we serve, and the U.S. housing market as a whole, experienced a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us. In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our Financial Performance.
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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in Tri Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2021, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate to 0 to 0.25 percent. We are unable to predict if, or when, the FOMC will announce changes to the target range or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2020, 2019 and 2018, we recorded real estate inventory impairment charges of $1.5 million, $10.1 million and $0, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
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
In addition, the enactment of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction. For example, California, where we conduct a significant portion of our business, generally requires that workers employed on public works projects in California be paid the applicable prevailing wage, as determined by the Department of Industrial Relations. Private residential projects built on private property are exempt unless the project is built pursuant to an agreement with a state agency, redevelopment agency, successor agency to a redevelopment agency when acting in that capacity, or local public housing authority. We expect that the imposition of a prevailing wage requirement to additional types of projects would materially increase our costs of development and construction for that project. Further extensions of prevailing wage requirements to private projects could materially and adversely affect our Financial Performance.
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
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies or courts reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposure for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, a California law makes direct contractors liable for wages, fringe benefits, or other benefit payments or contributions owed by a subcontractor that does not make these payments or contributions to its employees.

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
Energy is an important employment sector in our Colorado and Houston markets. Significant declines in oil prices, such as those that occurred in 2014, 2015 and 2020, could adversely affect economic conditions in these markets. As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.
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
Various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, environment, land use, zoning, density requirements, labor and wages, sales and similar matters apply to or affect the housing industry. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-

growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen environmental, health, safety and welfare issues, which can further delay these projects or prevent their development. We may also be required to modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, or to permits or approvals required for such communities, whether brought by governmental authorities or private parties. As a result, home sales could decline and costs could increase, which could materially and adversely affect our Financial Performance.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 13% and 15% for each of the years ended December 31, 2020 and 2019, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
At December 31, 2020, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
•severe weather;
•natural disasters (such as earthquakes, hurricanes, floods or fires);

•shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;
•changes to the population growth rates and, therefore, the demand for homes in these regions;
•changes in foreign buyer demand; and
•changes in the regulatory and fiscal environment.
For the years ended December 31, 2020 and 2019, respectively, we generated a significant amount of our revenues and profits from our California real estate inventory. During the economic downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California. In addition, California is facing significant unfunded liabilities and may raise taxes and increase fees to meet these obligations. If these conditions in California persist or worsen, it could materially and adversely affect our Financial Performance.
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
Acts of war, terrorism, civil unrest or outbreaks of contagious disease may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism (including cyber-terrorism), civil unrest or outbreaks of contagious diseases, such as COVID-19, may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, disrupt utilities, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.
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
Cyber threats are ongoing, rapidly evolving and becoming increasingly sophisticated. As the breadth and complexity of the technologies we use continue to grow, the risk of security breaches and cyber attacks also increases. Criminals, nation state actors and activist hackers (collectively, “malicious persons”) may target our information technology and computer resources and those of our service providers. If malicious persons should succeed in circumventing our, or a service provider’s, cyber security measures, they may deploy viruses, worms, ransomware and other malicious software programs; misappropriate, alter or destroy our confidential information or that of third parties; create system disruptions; or cause shutdowns. Our policies, procedures and technical safeguards may be insufficient to prevent or detect timely an attack, assess its impact, or appropriately and timely respond. We may also face substantial penalties and other potential liabilities under existing or future data privacy regulations, including but not limited to the CCPA, in the event of a data breach that results in the disclosure of protected consumer information. Further, our existing insurance coverage may be insufficient to protect us against such risks and we may be unable to recover in whole or in part from our service providers or other responsible parties or their insurers in the event of a breach or attack. A successful attack could have a material and adverse effect on our Financial Performance.
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
Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect our Financial Performance, including the risks that:
•it may be more difficult for us to satisfy our obligations with respect to our debt or to our other creditors;
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in acceleration of our debt;
•our debt may increase our vulnerability to adverse economic and industry conditions, including fluctuations in market interest rates, with no assurance that investment yields will increase with higher financing cost, particularly in the case of debt with a floating interest rate;
•our debt may limit our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;
•we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes;

•in the case of secured indebtedness, we could lose our ownership interests in our land parcels or other assets because defaults thereunder may result in foreclosure actions initiated by lenders;
•our debt may limit our ability to buy back our common stock or pay cash dividends;
•our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby limiting our ability to compete with companies that are not as highly leveraged; and
•the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.
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
Our access to additional third-party sources of financing will depend, in part, on:
•general market conditions;
•the market’s perception of our growth potential, including relative to other opportunities;
•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•our corporate credit rating and ratings of our senior notes;
•our current debt levels;
•our current and expected future earnings;
•our cash flow;
•pending litigation and claims; and
•the market price per share of our common stock.
During the economic downturn from 2008 to 2010, as well as the immediate aftermath of the onset of the COVID-19 pandemic, domestic financial markets experienced unusual volatility, uncertainty and a restricting of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. In the event of another economic downturn or if general economic conditions should worsen, potential lenders may be unwilling or unable to provide us with suitable financing or may charge us prohibitively high fees in order to obtain financing. As a result, depending on market conditions at the relevant time, we may have to rely more heavily on less efficient forms of debt financing that require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes. Investment returns on our assets and our ability to make acquisitions could be materially and adversely affected by our inability to secure additional financing on reasonable terms, if at all. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any of the foregoing factors could materially and adversely affect our Financial Performance.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.1 billion outstanding, net of debt issuance costs, as of December 31, 2020. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.
Our current financing arrangements contain, and the financing arrangements we may enter into in the future will likely contain, covenants affecting our ability to, among other things:
•incur or guarantee additional indebtedness;
•make certain investments;
•reduce liquidity below certain levels;
•pay dividends or make distributions on our capital stock;
•sell assets, including capital stock of restricted subsidiaries;
•agree to payment restrictions affecting our restricted subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates;
•incur liens;
•engage in sale-leaseback transactions; and
•designate any of our subsidiaries as unrestricted subsidiaries.
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
Our charter and/or bylaws contain anti-takeover provisions that:
•authorize our board of directors, without further action by the stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series and establish the rights and other terms of that series;
•require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer (or if there is no chief executive officer, the president);
•establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;
•provide that our bylaws may be amended by our board of directors without stockholder approval;
•allow our directors to establish the size of our board of directors by action of our board, subject to a minimum of three members;
•provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum;
•do not give the holders of our common stock cumulative voting rights with respect to the election of directors; and
•prohibit us from engaging in certain business combinations with any “interested stockholder” unless specified conditions are satisfied as described below.
Selected provisions of Delaware law.
We have opted out of Section 203 of the Delaware General Corporation Law, which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203. Specifically, our charter provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:
•prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder;
•upon consummation of the transaction which resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.
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
On November 11, 2020, our board of directors approved a share repurchase program (the “Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2021. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
Repurchases pursuant to the Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We lease our principal executive office located in Incline Village, Nevada and our corporate offices located in Irvine, California. Our homebuilding division offices and financial services operations are located in leased space in the markets where we conduct business.
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
Issuer Purchases of Equity Securities
On February 13, 2020, our board of directors discontinued and cancelled our 2019 Repurchase Program and approved a 2020 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $200 million through March 31, 2021. On November 11, 2020, we announced both the completion of the 2020 Repurchase Program, pursuant to which we purchased an aggregate of 12,339,254 shares of common stock for approximately $200 million, as well as the approval of a new stock repurchase program authorizing the repurchase of up to $250 million of common stock through December 31, 2021 (the “Repurchase Program”). Under the Repurchase Program, we may repurchase shares of our outstanding common stock with an aggregate value of up to $250 million through December 31, 2021. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
During the three months ended December 31, 2020, we repurchased the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
October 1, 2020 to October 31, 2020	1,335,523	$17.12	1,335,523	$14,640,883
November 1, 2020 to November 30, 2020	3,627,300	$17.68	3,627,300	$200,976,348
December 1, 2020 to December 31, 2020	—	$—	—	$200,976,348
Total	4,962,823	$17.53	4,962,823
(1)On November 11, 2020, we announced the completion of our 2020 Repurchase Program and approval of a new Repurchase Program, pursuant to which are are authorized to repurchase shares of common stock with an aggregate value of up to $250 million through December 31, 2021.
During the year ended December 31, 2020, we repurchased 15,163,477 shares of common stock at an average price of $16.53 for an aggregate dollar amount of $250.7 million. We repurchased 6,135,622 shares of common stock at an average price of $14.54 for an aggregate dollar amount of $89.2 million during the year ended December 31, 2019.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2020 was $17.25 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 8, 2021, we had 79 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenue	$3,232,836	$3,069,375	$3,244,087	$2,732,299	$2,329,336
Land and lot sales revenue	15,932	7,176	8,758	74,269	72,272
Other operations revenue	2,542	2,470	8,164	2,333	2,314
Total revenues	3,251,310	3,079,021	3,261,009	2,808,901	2,403,922
Cost of home sales	2,520,790	2,462,708	2,536,899	2,173,251	1,836,327
Cost of land and lot sales	6,443	7,711	25,435	14,888	17,367
Other operations expense	2,496	2,434	3,174	2,298	2,247
Sales and marketing	183,110	195,148	187,267	137,066	127,903
General and administrative	166,304	157,161	155,030	137,764	124,119
Restructuring charges	5,661	—	—	—	—
Homebuilding income from operations	366,506	253,859	353,204	343,634	295,959
Equity in income (loss) of unconsolidated entities	162	(52)	(393)	(11,433)	179
Other (expense) income, net	(8,978)	6,857	(419)	151	312
Homebuilding income before income taxes	357,690	260,664	352,392	332,352	296,450
Financial Services:
Revenues	9,137	3,994	1,738	1,371	1,220
Expenses	5,115	2,887	582	331	253
Equity in income of unconsolidated entities	11,665	9,316	8,517	6,426	4,810
Financial services income before income taxes	15,687	10,423	9,673	7,466	5,777
Income before income taxes	373,377	271,087	362,065	339,818	302,227
Provision for income taxes	(91,170)	(63,900)	(90,552)	(152,267)	(106,094)
Net income	282,207	207,187	271,513	187,551	196,133
Net income attributable to noncontrolling interests	—	—	(1,602)	(360)	(962)
Net income available to common stockholders	$282,207	$207,187	$269,911	$187,191	$195,171

Earnings per share
Basic	$2.18	$1.47	$1.82	$1.21	$1.21
Diluted	$2.17	$1.47	$1.81	$1.21	$1.21

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data-Owned Projects:	(dollars in thousands)
Net new home orders	6,335	5,338	4,686	5,075	4,248
New homes delivered	5,123	4,921	5,071	4,697	4,211
Average sales price of homes delivered	$631	$624	$640	$582	$553
Cancellation rate	13%	15%	18%	15%	15%
Average selling communities	133.2	145.7	130.1	127.5	118.3
Selling communities at end of period	112	137	146	130	124
Backlog at end of period, number of homes	2,964	1,752	1,335	1,571	1,193
Backlog at end of period, aggregate sales value	$1,916,664	$1,136,163	$897,343	$1,032,776	$661,146

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data (at period end):	(in thousands)
Cash and cash equivalents	$621,295	$329,011	$277,696	$282,914	$208,657
Real estate inventories	$2,910,142	$3,065,436	$3,216,059	$3,105,553	$2,910,627
Total assets	$4,021,980	$3,858,690	$3,884,203	$3,805,381	$3,564,640
Total debt, net	$1,343,001	$1,283,985	$1,410,804	$1,471,302	$1,382,033
Total liabilities	$1,789,431	$1,672,148	$1,827,266	$1,875,054	$1,716,130
Total equity	$2,232,549	$2,186,542	$2,056,937	$1,930,327	$1,848,510

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
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name—Tri Pointe Homes. For purposes of this annual report on Form 10-K, however, the results of our homebuilding operations will be organized into the six reportable segments of which such operations consisted during the year ended December 31, 2020.
Overview
Notwithstanding a relatively modest window of depressed demand beginning in mid-March through early May 2020, we experienced a robust demand environment with sustained levels above average for most of the year ended December 31, 2020. The slowdown in demand resulted directly from the onset of the COVID-19 pandemic and the related shelter-in-place and other public health orders, an exogenous event that continues to impact our operations as of the date of this report. However, we believe the combination of historically low mortgage interest rates, an abundance of fiscal and monetary support from the U.S. government and Federal Reserve, and a further contraction of new home supply has helped drive the remarkable recovery from the early months of COVID-19. Despite these strong indicators, several countervailing considerations ariose during 2020, including a decrease in gross domestic product, a substantial increase in the U.S. unemployment rate and the introduction of a considerable degree of broad economic uncertainty due to the pandemic. While we remain cautiously optimistic regarding the factors that are contributing to the current demand environment, potential friction exists between the extremely strong market conditions we are experiencing and the less robust economic indicators noted above, which may be the result, at least in part, of the effect of current U.S. monetary policy and the injection of high levels of stimulus in support of the economy. We continue to closely monitor this dynamic and remain focused on identifying means to mitigate these potential risks, particularly through our capital management initiatives.
Highlights of the year include an increase in homebuilding gross margin percentage to 22.0% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 10.8%. Our monthly absorption rate for the year was 4.0, a record high for any year since our inception. These factors, along with a slight increase in average sales price of homes delivered to $631,000, allowed us achieve net income of $282.2 million. While housing demand remains strong and our homebuilding gross margin percentage increased in the third quarter compared to the prior-year period, rising material costs, particularly with respect to lumber, could negatively impact our future homebuilding gross margins going forward. As of December 31, 2020, our backlog units and dollar value of backlog were both up 69% compared to the prior year, to 2,964 units and $1.9 billion, respectively. In addition, we ended 2020 with total liquidity of $1.2 billion, including cash and cash equivalents of $621.3 million and $535.9 million of availability under our Credit Facility.
Our results for the year ended December 31, 2020 may not be indicative of trends that will persist, as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.
Impact of COVID-19 and Business Outlook
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and on March 13, 2020, the United States issued a proclamation declaring a national emergency concerning COVID-19. As a result of the pandemic, a number of states and local governments issued shelter-in-place orders or guidance for individuals not engaged in essential activities to remain at home other than for essential needs. While our Bay Area and Washington divisions were prohibited from engaging in residential construction activities in the Bay Area in California and Seattle, Washington, respectively, for several weeks beginning in late March 2020, residential homebuilding operations are currently designated as an essential business activity and remain exempt from the application of “stay-at-home” orders in all of our markets. However, there can be no assurance that our homebuilding operations will continue to remain exempt in all of our markets.
In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we implemented new operating measures relating to our sales, construction and other operations, including protocols relating to social distancing, enhanced sanitation, monitoring of symptoms related to COVID-19 and other processes. Under these measures, we encouraged employees at our corporate and division offices whose duties could be performed from home to work remotely; our new home galleries and design studios transitioned to virtual appointments or appointment-only with pre-screened individuals, as permitted by law; we instituted social distancing, hygiene and sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home sales galleries and design studios, and with respect to trade partners and their employees on our jobsites); and we postponed non-essential customer care service and warranty requests. As of the date of this report, as permitted by applicable government orders or guidelines, we have transitioned most of our employees back to our corporate and division offices (in many cases, using staggered or flexible schedules), have resumed non-essential customer care service and warranty requests in substantially all of our markets, and are no longer appointment-only in certain of our new home galleries. Our field-based team members continue to report to their assigned communities in all jurisdictions where homebuilding has been deemed an essential activity or is otherwise permitted by applicable government authorities. We have also encouraged our employees to use our virtual working and communication platforms in lieu of holding in-person meetings whenever possible.
The COVID-19 outbreak and the measures taken by governmental authorities to delay and contain its spread have resulted in substantial adverse effects on the United States economy. While demand for new homes has rebounded substantially since May 2020, given the dynamic nature of the situation and the uncertainty surrounding the containment of the virus, as well as the availability and acceptance of effective vaccines, the emergence and spread of new strains or variants of COVID-19, adequate testing and treatments and the prevalence of widespread immunity to COVID-19, we cannot estimate whether the current demand environment will persist. Similarly, the extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, existing and future federal, state and local restrictions regarding virus containment, as we believe these factors are highly correlated with consumer strength as it relates to employment and economic well-being.
As of the date of this report, we continue to build and sell homes in all of our markets, and net new orders and traffic in our sales offices have increased significantly as compared to the beginning of the second quarter of 2020. Notwithstanding, the new protocols we implemented in response to the COVID-19 outbreak and the measures taken by governmental authorities to contain its spread continue to affect our business and operations as of the date of this report, in many regards, including by requiring a meaningful investment of time and resources by our management and organization and causing other material disruptions to our normal operations.
While the ultimate impact of COVID-19 on the United States economy and our business and operations is unknown, we believe that the fundamental backdrop of housing remains favorable and are optimistic about the long term outlook for our industry and our company. We believe we are well positioned to capitalize on the strength in housing, due in large part to our emphasis on core locations in proximity to employment centers, quality schools and vibrant neighborhoods, as well as our premium brand positioning, which allows us to differentiate our homes from our competitors through thoughtful design, innovation and customer experience.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Homebuilding:
Home sales revenue	$3,232,836	$3,069,375	$3,244,087
Land and lot sales revenue	15,932	7,176	8,758
Other operations revenue	2,542	2,470	8,164
Total revenues	3,251,310	3,079,021	3,261,009
Cost of home sales	2,520,790	2,462,708	2,536,899
Cost of land and lot sales	6,443	7,711	25,435
Other operations expense	2,496	2,434	3,174
Sales and marketing	183,110	195,148	187,267
General and administrative	166,304	157,161	155,030
Restructuring charges	5,661	—	—
Homebuilding income from operations	366,506	253,859	353,204
Equity income (loss) of unconsolidated entities	162	(52)	(393)
Other (expense) income, net	(8,978)	6,857	(419)
Homebuilding income before income taxes	357,690	260,664	352,392
Financial Services:
Revenues	9,137	3,994	1,738
Expenses	5,115	2,887	582
Equity in income of unconsolidated entities	11,665	9,316	8,517
Financial services income before income taxes	15,687	10,423	9,673
Income before income taxes	373,377	271,087	362,065
Provision for income taxes	(91,170)	(63,900)	(90,552)
Net income	282,207	207,187	271,513
Net income attributable to noncontrolling interests	—	—	(1,602)
Net income available to common stockholders	$282,207	$207,187	$269,911
Earnings per share
Basic	$2.18	$1.47	$1.82
Diluted	$2.17	$1.47	$1.81
Weighted average shares outstanding
Basic	129,368,964	140,851,444	148,183,431
Diluted	129,951,161	141,394,227	149,004,690

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2020			Year Ended December 31, 2019			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
Maracay	813	16.9	4.0	709	13.8	4.3	15%	22%	(7)%
Pardee Homes	1,985	40.1	4.1	1,733	43.5	3.3	15%	(8)%	24%
Quadrant Homes	336	7.5	3.7	300	6.8	3.7	12%	10%	—%
Trendmaker Homes	1,063	29.0	3.1	914	37.1	2.1	16%	(22)%	48%
Tri Pointe Homes	1,527	28.1	4.5	1,174	30.0	3.3	30%	(6)%	36%
Winchester Homes	611	11.6	4.4	508	14.5	2.9	20%	(20)%	52%
Total	6,335	133.2	4.0	5,338	145.7	3.1	19%	(9)%	29%

Net new home orders for the year ended December 31, 2020 increased 19% to 6,335, compared to 5,338 for the prior year. The increase in net new home orders was due to a 29% increase in monthly absorption rate offset by a 9% decrease in average selling communities. Overall, the markets in which we operate demonstrated very strong demand throughout most of 2020, aided primarily by historically low mortgage interest rates, in addition to a high level of government stimulus and an evolving home buyer sentiment, both resulting from the COVID-19 pandemic. The combination of these three catalysts helped sustain very strong demand for the majority of 2020, with the exception of a period of depressed demand beginning in mid-March through early May, a period of time during which uncertainty around the pandemic was peaking.
Maracay reported a 15% increase in net new home orders driven by a 22% increase in average selling communities offset by a 7% decrease in monthly absorption rate. Its 4.0 monthly absorption rate was driven by strong demand for Maracay’s new community openings during the current-year period, as well as continued strong market fundamentals in Arizona. Pardee Homes reported a 15% increase in net new home orders due to a 24% increase monthly absorption rates offset by an 8% decrease in average selling communities. The increase in monthly absorption rate was driven by increased home buying activity in the Los Angeles, Inland Empire and San Diego markets. Net new home orders increased by 12% at Quadrant Homes due to a 10% increase in average selling communities. Net new home orders increased by 16% at Trendmaker Homes due to a 48% increase in monthly absorption rate, offset by a 22% decrease in average selling communities. The more favorable regulatory environment, along with better affordability, has helped attract many companies and individuals to Texas from higher tax and regulatory states, such as California, which we believe has driven the increase in monthly absorption rate. Tri Pointe Homes’ net new home orders increased by 30% on a year over year basis due to a 36% increase in monthly absorption rate offset by a 6% decrease in average selling communities. Tri Pointe Homes experienced an increase in monthly absorption rate in all markets, including Southern California, the Bay Area, Sacramento and Colorado. In addition, Tri Pointe Homes commenced operations in the Carolinas during 2020 and ended the year with 27 orders with a 4.2 monthly absorption rate. Winchester Homes experienced a 20% increase in net new home orders during the current-year period as a result of a 52% increase in monthly absorption rate offset by a 20% decrease in average selling communities. Strong demand at Winchester Homes was aided by historically low new home and resale inventory levels.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2020			As of December 31, 2019			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
Maracay	479	$324,410	$677	330	$180,954	$548	45%	79%	24%
Pardee Homes	832	574,613	691	460	336,837	732	81%	71%	(6)%
Quadrant Homes	139	139,435	1,003	89	79,789	897	56%	75%	12%
Trendmaker Homes	498	232,323	467	345	169,946	493	44%	37%	(5)%
Tri Pointe Homes	703	453,665	645	329	234,189	712	114%	94%	(9)%
Winchester Homes	313	192,218	614	199	134,448	676	57%	43%	(9)%
Total	2,964	$1,916,664	$647	1,752	$1,136,163	$648	69%	69%	—%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 13% and 15% for the years ended December 31, 2020 and 2019, respectively. The dollar value of backlog was approximately $1.9 billion as of December 31, 2020, an increase of $780.5 million, or 69%, compared to $1.1 billion as of December 31, 2019. This increase was due to an increase in backlog units of 1,212, or 69%, to 2,964 as of December 31, 2020, compared to 1,752 as of December 31, 2019, with flat average sales price in backlog to $647,000 as of December 31, 2020, compared to $648,000 as of December 31, 2019. Across most of our markets we experienced much stronger order demand in the second half of 2020, compared to the prior year, during which seasonality had a greater impact.
Maracay’s backlog dollar value increased 79% compared to the prior year as a result of a 45% increase in backlog units and a 24% increase in average sales price. The increase in backlog units was primarily related to strong demand for Maracay’s new community openings during the current-year period as well as continued strong market fundamentals in Arizona. Maracay opened eight total communities in 2020, which helped support the increase in backlog. Pardee Homes’ backlog dollar value increased by 71% due to an 81% increase in backlog units offset by a 6% decrease in average sales price. The increase in backlog units was due to the substantially stronger order activity we experienced in the second half of 2020 compared to the prior-year period. Quadrant Homes’ backlog dollar value increased 75% as a result of a 56% increase in backlog units in addition to a 12% increase in average sales price. The increase in backlog units is the result of increased order activity and overall market demand in the current year, as well as construction and permitting delays related to COVID-19 that impacted delivery times. Trendmaker Homes’ backlog dollar value increased 37% due to a 44% increase in backlog units, offset by a 5% decrease in average sales price. The increase in backlog units is due to higher demand in 2020 compared to the prior year, as evidenced by Trendmaker Homes’ 48% increase in monthly absorption rate in 2020. Tri Pointe Homes’ backlog dollar value increased 94% due to at 114% increase in backlog units, offset by a 9% decrease in average sales price. This change was driven by higher order activity in each market served by Tri Pointe Homes. In addition our current year expansion into the Carolinas contributed 15 units, along with further traction into Sacramento which was a new market in 2019 with only 29 units in backlog as of December 31, 2019 compared to 93 as of December 31, 2020. Winchester Homes’ backlog dollar value increased 43% due to a 57% increase in backlog units, offset by a 9% decrease in average sales price. The increase in backlog units was due to stronger market conditions in 2020 compared to 2019.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2020			Year Ended December 31, 2019			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
Maracay	664	$367,183	$553	530	$272,723	$515	25%	35%	7%
Pardee Homes	1,613	1,067,817	662	1,675	1,101,580	658	(4)%	(3)%	1%
Quadrant Homes	286	265,273	928	257	239,704	933	11%	11%	(1)%
Trendmaker Homes	910	417,431	459	882	406,471	461	3%	3%	—%
Tri Pointe Homes	1,153	810,440	703	1,163	796,959	685	(1)%	2%	3%
Winchester Homes	497	304,692	613	414	251,938	609	20%	21%	1%
Total	5,123	$3,232,836	$631	4,921	$3,069,375	$624	4%	5%	1%

Home sales revenue increased $163.5 million, or 5%, to $3.2 billion for the year ended December 31, 2020. The increase was comprised of: (i) $126.0 million related to a 4% increase in homes delivered to 5,123 for the year ended December 31, 2020 compared to 4,921 in the prior year, and (ii) $37.5 million due to a 1% increase in the average sales price of homes delivered to $631,000 for the year ended December 31, 2020 from $624,000 in the prior year. While deliveries were impacted by COVID-19-related restrictions and delays, our overall deliveries increased in 2020 due in large part to the 31% higher backlog leading into 2020 compared to 2019, with each segment entering the current year with higher unit backlog.

Maracay reported a 35% increase in home sales revenue due to a 25% increase in new homes delivered and a 7% increase in average sales price. The increase in new homes delivered was primarily the result of a 119% increase in backlog dollar value leading into 2020 compared to 2019. Home sales revenue at Pardee Homes decreased by 3% due to a 4% decrease in new homes delivered, offset by a 1% increase in average sales price. The decrease in new homes delivered was due in part to construction delays stemming from COVID-19 restrictions. Quadrant Homes reported an 11% increase in home sales revenue due to an 11% increase in new homes delivered. The increase in new homes delivered was largely due to the higher backlog leading into 2020 compared to 2019. Home sales revenue increased 3% at Trendmaker Homes due to a 3% increase in new homes delivered. Tri Pointe Homes reported a 2% increase in home sales revenue as a result of a 3% increase in average sales price offset by a 1% decrease in new homes delivered. Home sales revenue increased at Winchester Homes by 21% largely due to a 20% increase in new homes delivered as a result of higher backlog units to start the year compared to the prior year.

Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2020	%	2019	%
Home sales revenue	$3,232,836	100.0%	$3,069,375	100.0%
Cost of home sales	2,520,790	78.0%	2,462,708	80.2%
Homebuilding gross margin	712,046	22.0%	606,667	19.8%
Add: interest in cost of home sales	93,131	2.9%	81,567	2.7%
Add: impairments and lot option abandonments	4,004	0.1%	24,875	0.8%
Adjusted homebuilding gross margin(1)	$809,181	25.0%	$713,109	23.2%
Homebuilding gross margin percentage	22.0%		19.8%
Adjusted homebuilding gross margin percentage(1)	25.0%		23.2%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 22.0% for the year ended December 31, 2020, as compared to 19.8% for the year ended December 31, 2019. The increase in gross margin percentage was due to the combination of an increase in pricing power, which allowed us to decrease incentives in the current year, along with strong operational improvements helping to drive higher gross margins at each of our reporting segments on a year-over-year basis. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.0% for the year ended December 31, 2020 compared to 23.2% for the prior-year period.
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
Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2020	%	2019	%
Land and lot sales revenue	$15,932	100.0%	$7,176	100.0%
Cost of land and lot sales	6,443	40.4%	7,711	107.5%
Land and lot gross margin	$9,489	59.6%	$(535)	(7.5)%
Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis. Additionally, we expect land and lot sales revenue to vary significantly between reporting periods based on our business decisions to maintain or decrease our land ownership in various markets. Our land and lot sale decisions will be based on a variety of factors, including, without limitation, prevailing market conditions. Our land and lot gross margin percentage for the year ended December 31, 2020 was impacted by a Pardee Homes sale located in San Diego, California. This land, which was entitled for the construction of a self-storage facility, was sold for approximately $11.0 million in land and lot sales revenue and $10.1 million of land and lot gross margin.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2020	2019	2020	2019
Sales and marketing	$183,110	$195,148	5.7%	6.4%
General and administrative (G&A)	166,304	157,161	5.1%	5.1%
Total sales and marketing and G&A	$349,414	$352,309	10.8%	11.5%

Sales and marketing expense as a percentage of home sales revenue decreased to 5.7% for the year ended December 31, 2020 from 6.4% for the year ended December 31, 2019. The decrease was due to a reduction in advertising costs due primarily to the evolved sales environment created by the COVID-19 pandemic, resulting in a shift to a more focused strategy targeted toward prospects deemed to have a higher level of direct interest in our new home offerings. In addition, the 5% increase in home sales revenue resulted in better utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense decreased to $183.1 million for the year ended December 31, 2020 compared to $195.1 million in the prior-year period.
General and administrative expense as a percentage of home sales revenue was flat at 5.1% for each of the years ended December 31, 2020 and 2019. General and administrative expense increased by $9.1 million to $166.3 million for the year ended December 31, 2020 from $157.2 million for the year ended December 31, 2019. The increase in general and administrative expenses is primarily related to higher incentive compensation in the current year.
Total sales and marketing and G&A (“SG&A”) expense decreased $2.9 million, or 1%, to $349.4 million for the year ended December 31, 2020 from $352.3 million in the prior-year period. SG&A decreased to 10.8% of home sales revenue for the year ended December 31, 2020 from 11.5% for the year ended December 31, 2019.
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we incurred $5.7 million of pre-tax restructuring charges consisting of severance and related costs for the year ended December 31, 2020.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $83.1 million and $89.7 million for the years ended December 31, 2020 and 2019, respectively. All interest incurred in both periods was capitalized.
Other (Loss) Income, Net
Other (loss) income, net for the years ended December 31, 2020 and 2019 was a loss of $9.0 million and income of $6.9 million, respectively. During the year ended December 31, 2020, we incurred a $10.2 million charge related to the early extinguishment of a portion of our 4.875% Senior Notes due 2021 (the “2021 Notes”). During the year ended December 31, 2019, we amended our existing tax sharing agreement with Weyerhaeuser Company (“Weyerhaeuser”), pursuant to which the parties agreed, among other things, that we had no further obligation to remit payment to Weyerhaeuser in connection with any potential utilization of certain deductions or losses associated with certain Weyerhaeuser entities with respect to federal and state taxes. As a result of the amendment, during the year ended December 31, 2019, we recorded other income of $6.0 million related to the reduction of our income tax liability to Weyerhaeuser.
Income Tax
For the year ended December 31, 2020, we have recorded a tax provision of $91.2 million based on an effective tax rate of 24.4%. For the year ended December 31, 2019, we recorded a tax provision of $63.9 million based on an effective tax rate of 23.6%.
Financial Services Segment
Income from our financial services operations increased to $15.7 million for the year ended December 31, 2020 compared to income of $10.4 million in the prior year. The increase in financial services income for the year ended December 31, 2020 compared to the prior year relates to the growth of both our mortgage financing and our title and escrow services operations. Our mortgage financing operations continues to experience an increasing capture rate, while our expansion into new markets has further contributed to the increased income from our title and insurance services.

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

			Increase
	December 31,		(Decrease)
	2020	2019	Amount	%
Lots Owned
Maracay	1,919	2,099	(180)	(9)%
Pardee Homes	11,990	13,126	(1,136)	(9)%
Quadrant Homes	861	977	(116)	(12)%
Trendmaker Homes	3,739	2,852	887	31%
Tri Pointe Homes	3,449	2,771	678	24%
Winchester Homes	662	1,020	(358)	(35)%
Total	22,620	22,845	(225)	(1)%
Lots Controlled(1)
Maracay	2,209	1,631	578	35%
Pardee Homes	1,850	141	1,709	1,212%
Quadrant Homes	103	126	(23)	(18)%
Trendmaker Homes	3,246	1,182	2,064	175%
Tri Pointe Homes	4,384	3,399	985	29%
Winchester Homes	1,229	705	524	74%
Total	13,021	7,184	5,837	81%
Total Lots Owned or Controlled(1)	35,641	30,029	5,612	19%
______________________________________________

(1)As of December 31, 2020 and 2019, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2020 lots controlled for Trendmaker Homes and Winchester Homes include 2,083 lots and 179 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2020 increased 19% from the prior year, driven primarily by the 81% increase in lots controlled, as we continue to execute on a strategy of structuring a higher portion of land deals through a variety of land and lot option arrangements, including land bank and joint venture arrangements.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Discussion and analysis of our 2018 fiscal year and the year-over-year comparison of our 2019 financial performance to our 2018 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 19, 2020, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2020 were operating expenses, share repurchases, debt repayments, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of

December 31, 2020, we had $621.3 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Senior Notes
In June 2020, Tri Pointe issued $350.0 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15 of each year until maturity.
In June 2017, Tri Pointe issued $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity.
In May 2016, Tri Pointe issued $300.0 million aggregate principal amount of 2021 Notes at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes were scheduled to mature on July 1, 2021 and interest was paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding and was subsequently fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.
Tri Pointe and its 100% owned subsidiary Tri Pointe Homes Holdings, Inc. (“Tri Pointe Homes Holdings”) are co-issuers of the 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2020, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision, which allowed us to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 2019 Notes. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $100 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on our leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
We had no outstanding debt under the Revolving Facility as of December 31, 2020 and 2019. As of December 31, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.25%. As of December 31, 2020 and 2019, there was $3.1 million and $4.3 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $617,000 and $1,220,000 as of December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020 and 2019, we had outstanding letters of credit of $64.1 million and $32.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2020, the Company had $9.0 million outstanding related to two seller financed loans to acquire lots for the construction of homes. Principal on these loans are scheduled to mature in 2021. The seller financed loans accrue interest at a weighted average rate of 0.89% per annum.

Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2020	2020
Consolidated Tangible Net Worth, as defined	$2,074,008	$1,594,697
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	26.5%	≤55%
(Not to exceed 55%)
Interest Coverage Test	6.4	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2020, we were in compliance with all of the above financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Loans payable	$258,979	$250,000
Senior notes	1,084,022	1,033,985
Total debt	1,343,001	1,283,985
Stockholders’ equity	2,232,537	2,186,530
Total capital	$3,575,538	$3,470,515
Ratio of debt-to-capital(1)	37.6%	37.0%
Total debt	$1,343,001	$1,283,985
Less: Cash and cash equivalents	(621,295)	(329,011)
Net debt	721,706	954,974
Stockholders’ equity	2,232,537	2,186,530
Net capital	$2,954,243	$3,141,504
Ratio of net debt-to-net capital(2)	24.4%	30.4%
______________________________________________

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

Cash Flows—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The comparison of cash flows for the years ended December 31, 2020 and 2019 is as follows:
•Net cash provided by operating activities increased by $272.0 million to $588.0 million in 2020 from cash provided of $316.0 million in 2019. The change was primarily composed of (i) a decrease in cash outflow related to real estate inventories of $36.8 million in 2020 as we decreased our land acquisition and development spending, (ii) an increase in net income to $282.2 million in 2020 compared to $207.2 million in 2019, and (iii) other offsetting activity including changes in accounts receivable, other assets, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $88.0 million in 2020 compared to $37.3 million in 2019. The higher cash used in 2020 was due primarily to our investments in unconsolidated entities. During 2020, our Winchester Homes division invested in one joint venture and our Trendmaker Homes division invested in three joint ventures.
•Net cash used in financing activities decreased to $207.7 million in 2020 from $227.4 million in 2019. The change was primarily a result of an increase in share repurchases of $161.5 million to $250.7 million in 2020 compared to $89.2 million in 2019, offset by a net debt borrowing of $50.2 million in 2020 compared to a repayment of $131.9 million in 2019.
As of December 31, 2020, our cash and cash equivalents balance was $621.3 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2020, we had $120.4 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $935.4 million (net of deposits).
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
As of December 31, 2020, we had $535.9 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2020, including estimated cash payments due by period. Our purchase obligations represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,358,979	$8,979	$250,000	$450,000	$650,000
Long-term debt interest payments(2)	350,575	65,318	128,240	83,517	73,500
Operating leases(3)	30,222	9,132	10,994	5,169	4,927
Ground leases(4)	95,795	3,070	6,140	6,140	80,445
Purchase obligations(5)	935,351	439,259	419,995	76,097	—
Total	$2,770,922	$525,758	$815,369	$620,923	$808,872
__________________________________________

(1)For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Loans Payable, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(2)Includes fixed interest payments on our senior notes and estimated interest payments on our variable rate term loan.
(3)Includes leases relating to office space, buildings and equipment. For a more detailed description of our operating leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(4)Ground lease obligations have been fully subleased through 2041. Our lease commitment net of sublease income was $31.8 million as of December 31, 2020. For a more detailed description of our ground leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(5)Includes $935.4 million (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2020. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “Off-Balance Sheet Arrangements.”
Supplemental Guarantor Financial Information
2027 Notes and 2028 Notes
On June 5, 2017, Tri Pointe issued the 2027 Notes and on June 10, 2020, Tri Pointe issued the 2028 Notes. All of Tri Pointe’s 100% owned subsidiaries that are guarantors (each a “Guarantor” and, collectively, the “Guarantors”) of the Credit Facility, including Tri Pointe Homes Holdings, are party to supplemental indentures pursuant to which they jointly and severally guarantee Tri Pointe’s obligations with respect to these Notes. Each Guarantor of the 2027 Notes and the 2028 Notes is 100% owned by Tri Pointe, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2027 Notes and the 2028 Notes, as described in the following paragraph. All of our non-Guarantor subsidiaries have nominal assets and operations and are considered minor, as defined in Rule 3-10(h) of Regulation S-X. In addition, Tri Pointe has no independent assets or operations, as defined in Rule 3-10(h) of Regulation S-X. There are no significant restrictions upon the ability of Tri Pointe or any Guarantor to obtain funds from any of their respective wholly owned subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
A Guarantor of the 2027 Notes and the 2028 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by Tri Pointe or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into Tri Pointe or another Guarantor, with Tri Pointe or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of Tri Pointe or any other Guarantor which gave rise to such Guarantor guaranteeing the the 2027 Notes or the 2028 Notes; (vi) Tri Pointe exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable supplemental indenture are discharged.

2024 Notes
Tri Pointe and Tri Pointe Homes Holdings are co-issuers of the 2024 Notes. All of the Guarantors (other than Tri Pointe Homes Holdings) have entered into supplemental indentures pursuant to which they jointly and severally guarantee the obligations of Tri Pointe and Tri Pointe Homes Holdings with respect to the 2024 Notes. Each Guarantor of the 2024 Notes is 100% owned by Tri Pointe and Tri Pointe Homes Holdings, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing the 2024 Notes, as described below.
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
Tri Pointe’s non-Guarantor subsidiaries are considered minor, as defined in Rule 3-10(h) of Regulation S-X, therefore the consolidated financial statements represent the full issuer and guarantor subsidiary results.
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
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Austin, Dallas–Fort Worth, Houston, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2020, 2019 and 2018, we recorded real estate inventory impairment charges of $1.5 million, $10.1 million and $0, respectively.

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
Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Our warranty reserve may also include an estimate of future fit and finish warranty claims to the extent not contemplated in the actuarial analysis. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
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

Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit within our homebuilding operations with goodwill, Tri Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2020. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
For our Tri Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2020 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2020, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2020, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2020, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Related Party Transactions
We had no related party transactions for the years ended December 31, 2020 and 2019, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2020.

	Expected Maturity Date
								Estimated
December 31,	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$250,000	$—	$—	$—	$250,000	$250,000
Weighted average interest rate	—%	—%	1.3%	—%	—%	—%	1.3%
Fixed rate debt	$8,979	$—	$—	$450,000	$—	$650,000	$1,108,979	$1,207,665
Weighted average interest rate	0.9%	—%	—%	5.9%	—%	5.5%	5.6%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (formerly TRI Pointe Group, Inc.) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
February 19, 2021

Item 9B.    Other Information
None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) under the captions “Board of Directors,” “Management,” “Delinquent Section 16(a) Reports,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2021 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2021 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2021 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2021 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this annual report on Form 10-K:

(i)Financial Statements:

(2)Financial Statement Schedules

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)Exhibits
(b)    Exhibits
The following exhibits are included as part of this annual report on Form 10-K or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of Tri Pointe Homes, Inc.

4.2	Registration Rights Agreement, dated as of January 30, 2013, among Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C., and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed January 9, 2014))

4.3	First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C. and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.4	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.5	First Supplemental Indenture, dated as of July 7, 2014, among Tri Pointe Homes Holdings, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.6	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.7	Third Supplemental Indenture, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.8	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.9	Indenture, dated as of May 23, 2016, by and between Tri Pointe Homes, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.10	Second Supplemental Indenture, dated as of June 8, 2017, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.11	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.12	Fifth Supplemental Indenture, dated as of June 10, 2020, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.13	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.14	Form of 5.700% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.15	Description of the Company’s Securities

10.1	Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4	Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Tri Pointe Homes Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5	First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.6	Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.7	Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Tri Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.8	Modification Agreement, dated as of October 30, 2020, among Tri Pointe Homes, Inc., U.S. Bank National Association and the lenders party to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019

10.9†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.10†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.11†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.12†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.13†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.14†	Omnibus Amendment to the Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan, Tri Pointe Homes Short-Term Incentive Plan, Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan and the Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan and their related stock option, restricted stock unit, cash incentive award agreements and performance share unit agreements, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.15†	Amendment No. 4 to Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.16†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.17†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.18†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10‑K (filed February 19, 2020))

10.19†	Form of Performance-Based Restricted Stock Unit Award Agreement (Stock Price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.20†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.21†	Form of Performance-Based Restricted Stock Unit Award Agreement (Total Shareholder Return) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.22†	Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.23†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.24†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

10.25†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.26†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.27†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.28†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (Total Stockholder Return) (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.31†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.33†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.34†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.35†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.36†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.37†	Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.38†	Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.39†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2020, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (formerly TRI Pointe Group, Inc.) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Real Estate Inventories
Description of the Matter
At December 31, 2020, the Company’s real estate inventories owned balance was $2.8 billion, which includes $212.9 million for land held for future development.

As discussed in Note 5 to the consolidated financial statements, homes completed or under construction are comprised of costs associated with homes in various stages of construction and include direct construction and related land acquisition and land development costs. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but management expects to occur in the future. Management performs a quarterly review for indicators of impairment. If there are indicators identified in accordance with Accounting Standards Codification (“ASC”) 360 — Property, Plant, and Equipment, management performs a detailed budget and cash flow review of their real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the community is deemed impaired and is written down to fair value.

Auditing the Company’s impairment assessment for real estate inventories owned is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset as well as the significant estimation used in developing prospective financial information. Additionally, for real estate inventories owned where a triggering event has occurred, auditing involves a high degree of auditor judgment and increased extent of audit effort to evaluate management’s estimates underlying community future cash flows which are based on subjective assumptions. The prospective financial information includes specific assumptions related to undiscounted cash flows such as expected sales prices and sales incentives to be offered, expected sales pace, and costs expected to be incurred to complete the development and home construction. If the community is deemed to be impaired, management applies a discount rate to the prospective financial information in order to write the asset down to fair value. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

We involved a specialist to assist in comparing certain significant assumptions used within management’s undiscounted future cash flows such as expected sales prices, and home construction costs to current industry data, economic trends, and other relevant factors. We evaluated whether there were any changes to the Company’s development plans for the project. For certain other assumptions, we performed analytical procedures over homebuyer-selected options and expenses such as interest and selling costs by developing an expectation based on the Company’s historical financial data as well as current economic trends. Our procedures performed over real estate inventories owned, excluding land held for future development, also included the consideration of contrary or corroborative evidence around management’s assertions by obtaining subsequent sales data to evaluate against the Company’s contracted and projected gross margin by project. Additionally, our procedures performed over land held for future development also included the consideration of contrary or corroborative evidence of management’s assertions by obtaining other market data to evaluate against the Company’s projected gross margin by project.

Warranty Insurance Receivable and Warranty Reserves
Description of the Matter	At December 31, 2020, the Company’s warranty insurance receivable and warranty reserves balances were $46.9 million and $94.5 million, respectively.

The Company estimates the costs that may be incurred under its warranty program, for which it will be responsible, and records warranty expense as a component of cost of home sales in the period the related home sales revenue is recognized, based on estimates of historical experience by division or geographic region. As discussed in Note 13 to the consolidated financial statements, the Company’s warranty insurance receivable and reserves are estimated, in part, on an actuarial analysis that uses historical claims, expenses, insurance policy coverage limits for the applicable policy years, historical recovery rates as well as relevant industry data. The Company’s warranty reserve may also include an estimate of future fit and finish warranty claims to the extent not contemplated in the actuarial analysis.

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

We performed audit procedures to test management’s warranty insurance receivable and warranty reserves balances which included, among others, testing the completeness and accuracy of the underlying claims data that management utilizes in its actuarial analysis as well as the data used in management’s analysis to address the additional fit and finish warranty claims not contemplated in the actuarial analysis, and obtaining and reviewing the relevant insurance contracts by policy year to assess the Company’s self-insured retentions, deductibles, and coverage limits. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies within management’s analysis to establish the actuarially determined reserve and related insurance receivable. We compared the Company’s reserve and related insurance receivable to ranges developed by our actuarial specialists based on assumptions developed by the actuarial analysis. We also tested key assumptions in management’s estimate of additional fit and finish warranty claims not contemplated by the actuarial analysis. We reviewed the responses provided by Company and external legal counsel for evidence of any matters that may affect the Company’s warranty reserves balance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
Irvine, California
February 19, 2021

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$621,295	$329,011
Receivables	63,551	69,276
Real estate inventories	2,910,142	3,065,436
Investments in unconsolidated entities	75,056	11,745
Goodwill and other intangible assets, net	158,529	159,893
Deferred tax assets, net	47,525	49,904
Other assets	145,882	173,425
Total assets	$4,021,980	$3,858,690
Liabilities
Accounts payable	$79,690	$66,120
Accrued expenses and other liabilities	366,740	322,043
Loans payable	258,979	250,000
Senior notes, net	1,084,022	1,033,985
Total liabilities	1,789,431	1,672,148
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 121,882,778 and 136,149,633 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,219	1,361
Additional paid-in capital	345,137	581,195
Retained earnings	1,886,181	1,603,974
Total stockholders’ equity	2,232,537	2,186,530
Noncontrolling interests	12	12
Total equity	2,232,549	2,186,542
Total liabilities and equity	$4,021,980	$3,858,690
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Homebuilding:
Home sales revenue	$3,232,836	$3,069,375	$3,244,087
Land and lot sales revenue	15,932	7,176	8,758
Other operations revenue	2,542	2,470	8,164
Total revenues	3,251,310	3,079,021	3,261,009
Cost of home sales	2,520,790	2,462,708	2,536,899
Cost of land and lot sales	6,443	7,711	25,435
Other operations expense	2,496	2,434	3,174
Sales and marketing	183,110	195,148	187,267
General and administrative	166,304	157,161	155,030
Restructuring charges	5,661	—	—
Homebuilding income from operations	366,506	253,859	353,204
Equity income (loss) of unconsolidated entities	162	(52)	(393)
Other income (loss) income, net	(8,978)	6,857	(419)
Homebuilding income before income taxes	357,690	260,664	352,392
Financial Services:
Revenues	9,137	3,994	1,738
Expenses	5,115	2,887	582
Equity in income of unconsolidated entities	11,665	9,316	8,517
Financial services income before income taxes	15,687	10,423	9,673
Income before income taxes	373,377	271,087	362,065
Provision for income taxes	(91,170)	(63,900)	(90,552)
Net income	282,207	207,187	271,513
Net income attributable to noncontrolling interests	—	—	(1,602)
Net income available to common stockholders	$282,207	$207,187	$269,911
Earnings per share
Basic	$2.18	$1.47	$1.82
Diluted	$2.17	$1.47	$1.81
Weighted average shares outstanding
Basic	129,368,964	140,851,444	148,183,431
Diluted	129,951,161	141,394,227	149,004,690
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	151,162,999	$1,512	$793,980	$1,134,230	$1,929,722	$605	$1,930,327
Cumulative effect of accounting change (Note 1)	—	—	—	(7,354)	(7,354)	—	(7,354)
Net income	—	—	—	269,911	269,911	1,602	271,513
Shares issued under share-based awards, net	891,323	9	1,934	—	1,943	—	1,943
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(6,049)	—	(6,049)	—	(6,049)
Stock-based compensation expense	—	—	14,814	—	14,814	—	14,814
Share repurchases	(10,392,609)	(104)	(145,959)	—	(146,063)	—	(146,063)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,194)	(2,194)
Balance at December 31, 2018	141,661,713	1,417	658,720	1,396,787	2,056,924	13	2,056,937
Net income	—	—	—	207,187	207,187	—	207,187
Shares issued under share-based awards	623,542	6	443	—	449	—	449
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense	—	—	14,806	—	14,806	—	14,806
Share repurchases	(6,135,622)	(62)	(89,162)	—	(89,224)	—	(89,224)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	136,149,633	1,361	581,195	1,603,974	2,186,530	12	2,186,542
Net income	—	—	—	282,207	282,207	—	282,207
Shares issued under share-based awards	896,622	9	3,103	—	3,112	—	3,112
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,475)	—	(5,475)	—	(5,475)
Stock-based compensation expense	—	—	16,885	—	16,885	—	16,885
Share repurchases	(15,163,477)	(151)	(250,571)	—	(250,722)	—	(250,722)
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$282,207	$207,187	$271,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,497	28,396	29,097
Equity in (income) loss of unconsolidated entities, net	(11,827)	(9,264)	(8,124)
Deferred income taxes, net	2,379	17,864	11,074
Amortization of stock-based compensation	16,885	14,806	14,814
Charges for impairments and lot option abandonments	4,004	24,875	5,085
Changes in assets and liabilities:
Real estate inventories	157,060	120,272	(91,757)
Receivables	5,725	(17,684)	74,545
Other assets	18,756	(12,369)	(9,895)
Accounts payable	13,570	(15,193)	3,222
Accrued expenses and other liabilities	46,848	(52,118)	1,906
Returns on investments in unconsolidated entities, net	12,642	9,208	9,182
Loss on extinguishment of debt	10,243	—	—
Net cash provided by operating activities	587,989	315,980	310,662
Cash flows from investing activities:
Purchases of property and equipment	(22,797)	(30,282)	(31,651)
Proceeds from sale of property and equipment	28	46	8
Investments in unconsolidated entities	(65,271)	(7,022)	(2,274)
Net cash paid for acquisition	—	—	(61,495)
Net cash used in investing activities	(88,040)	(37,258)	(95,412)
Cash flows from financing activities:
Borrowings from debt	858,979	400,000	125,000
Repayment of debt	(808,791)	(531,895)	(193,105)
Debt issuance costs	(4,768)	(3,125)	—
Distributions to noncontrolling interests	—	—	(2,194)
Proceeds from issuance of common stock under share-based awards	3,112	449	1,943
Minimum tax withholding paid on behalf of employees for share-based awards	(5,475)	(3,612)	(6,049)
Share repurchases	(250,722)	(89,224)	(146,063)
Net cash used in financing activities	(207,665)	(227,407)	(220,468)
Net increase (decrease) in cash and cash equivalents	292,284	51,315	(5,218)
Cash and cash equivalents - beginning of year	329,011	277,696	282,914
Cash and cash equivalents - end of year	$621,295	$329,011	$277,696
 See accompanying notes.

TRI POINTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Organization
Tri Pointe Homes, Inc. is engaged in the design, construction and sale of innovative single-family attached and detached homes. For the year ended December 31, 2020, the Company operated through a portfolio of six quality brands across ten states and the District of Columbia, including Maracay in Arizona, Pardee Homes in California and Nevada, Quadrant Homes in Washington, Trendmaker Homes in Texas, Tri Pointe Homes in California, Colorado and the Carolinas and Winchester Homes in Maryland, Virginia and the District of Columbia.
Effective January 15, 2021, the Company changed its corporate name from “TRI Pointe Group, Inc.” to “Tri Pointe Homes, Inc.” As part of this name change, the Company has consolidated its six regional homebuilding brands into one unified name—Tri Pointe Homes. For further details on the impact to our reporting segments, see Note 2, Segment Information.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2020 and 2019 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “Tri Pointe”, “the Company”, “we”, “us” or “our” used herein refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
In conjunction with the adoption of ASC 606 on January 1, 2018, we recorded a cumulative adjustment to retained earnings. Following this adoption, the timing of revenue recognition for all of our contracts remained materially consistent with our historical revenue recognition policy due to the nature of our revenue generating activities, with the most common difference under ASC 606 relating to the deferral of revenue due to these uncompleted performance obligations at the time we deliver new homes to our homebuyers.
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
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Austin, Dallas–Fort Worth, Houston, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2020, 2019 and 2018, we recorded real estate inventory impairment charges of $1.5 million, $10.1 million and $0, respectively.
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
Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Our warranty reserve may also include an estimate of future fit and finish warranty claims to the extent not contemplated in the actuarial analysis. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.

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
Investments in Unconsolidated Entities
We have investments in unconsolidated entities over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by our affiliates. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in equity in income (loss) of unconsolidated entities in the accompanying consolidated statements of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the carrying value of the investment has been impaired beyond a temporary period of time.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have identified one reporting unit within our homebuilding operations with goodwill, Tri Pointe Homes, and performed our annual goodwill impairment evaluation as of October 1, 2020. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.
For our Tri Pointe Homes reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2020 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2020, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2020, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we evaluate finite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. An impairment in the carrying value of our finite-lived intangible asset is recognized whenever anticipated future undiscounted cash flows from the asset become unrecoverable and are estimated to be less than its carrying value. As of December 31, 2020, we believe that the carrying value of our finite-lived intangible asset is recoverable and that its fair value is greater than its carrying value. For further details on our finite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
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
For the year ended December 31, 2020, our homebuilding operations consisted of six homebuilding companies, each operating under different brand names, through which we acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, brand names, and underlying demand and supply. Based upon these factors, our homebuilding operations comprised the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; Tri Pointe Homes, consisting of operations in California, Colorado and the Carolinas; and Winchester Homes, consisting of operations in Maryland, Virginia and the District of Columbia.
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name, Tri Pointe Homes. As a result of such change, beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2021, we intend to report our homebuilding segments under the following hierarchy:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Our Tri Pointe Solutions financial services operation is a reportable segment and is comprised of our Tri Pointe Connect mortgage financing operations, our Tri Pointe Assurance title and escrow services operations, and our Tri Pointe Advantage property and casualty insurance agency operations. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
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
Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	2020	2019	2018
Revenues
Maracay	$367,183	$272,723	$263,321
Pardee Homes	1,081,723	1,101,580	999,710
Quadrant Homes	267,808	242,174	307,706
Trendmaker Homes	419,238	413,090	310,730
Tri Pointe Homes	810,439	796,958	1,073,592
Winchester Homes	304,919	252,496	305,950
Total homebuilding revenues	3,251,310	3,079,021	3,261,009
Financial services	9,137	3,994	1,738
Total	$3,260,447	$3,083,015	$3,262,747
Income (loss) before taxes
Maracay	$40,766	$21,040	$23,281
Pardee Homes	231,863	198,463	191,793
Quadrant Homes	32,432	3,951	38,366
Trendmaker Homes	32,463	17,133	25,228
Tri Pointe Homes	68,589	49,721	115,632
Winchester Homes	19,834	11,243	23,981
Corporate	(68,257)	(40,887)	(65,889)
Total homebuilding income before income taxes	357,690	260,664	352,392
Financial services	15,687	10,423	9,673
Total	$373,377	$271,087	$362,065

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2020	December 31, 2019
Real estate inventories
Maracay	$345,214	$338,259
Pardee Homes	1,136,390	1,218,384
Quadrant Homes	215,123	264,437
Trendmaker Homes	268,721	268,759
Tri Pointe Homes	762,523	737,662
Winchester Homes	182,171	237,935
Total	$2,910,142	$3,065,436
Total assets
Maracay	$354,577	$382,262
Pardee Homes	1,197,310	1,300,047
Quadrant Homes	255,759	331,187
Trendmaker Homes	340,397	353,610
Tri Pointe Homes	949,922	930,348
Winchester Homes	229,432	291,456
Corporate	655,236	241,357
Total homebuilding assets	3,982,633	3,830,267
Financial services	39,347	28,423
Total	$4,021,980	$3,858,690

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income available to common stockholders	$282,207	$207,187	$269,911
Denominator:
Basic weighted-average shares outstanding	129,368,964	140,851,444	148,183,431
Effect of dilutive shares:
Stock options and unvested restricted stock units	582,197	542,783	821,259
Diluted weighted-average shares outstanding	129,951,161	141,394,227	149,004,690
Earnings per share
Basic	$2.18	$1.47	$1.82
Diluted	$2.17	$1.47	$1.81
Antidilutive stock options not included in diluted earnings per share	2,183,731	2,636,982	1,645,816

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Escrow proceeds and other accounts receivable, net	$16,642	$29,282
Warranty insurance receivable (Note 13)	46,909	39,994
Total receivables	$63,551	$69,276

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $39,000 in 2020 and $426,000 in 2019.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Real estate inventories owned:
Homes completed or under construction	$1,006,980	$951,974
Land under development	1,328,481	1,641,354
Land held for future development	212,939	122,847
Model homes	241,345	275,204
Total real estate inventories owned	2,789,745	2,991,379
Real estate inventories not owned:
Land purchase and land option deposits	120,397	74,057
Total real estate inventories not owned	120,397	74,057
Total real estate inventories	$2,910,142	$3,065,436

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The increase in land held for future development as of December 31, 2020 compared to December 31, 2019 is attributable to two projects located in the Inland Empire in California at our Pardee Homes reporting segment and one project in Northern California at our Tri Pointe Homes reporting segment that were transferred from land under development.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest incurred	$83,120	$89,691	$91,631
Interest capitalized	(83,120)	(89,691)	(91,631)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$192,356	$184,400	$176,348
Interest capitalized as a cost of inventory	83,120	89,691	91,631
Interest previously capitalized as a cost of inventory, included in cost of sales	(93,248)	(81,735)	(83,579)
Capitalized interest in ending inventory	$182,228	$192,356	$184,400

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered. Interest that is expensed as incurred is included in other income, net on the consolidated statements of operations.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Real estate inventory impairments	$1,460	$10,078	$—
Land and lot option abandonments and pre-acquisition costs	2,544	14,797	5,085
Total	$4,004	$24,875	$5,085

During the year ended December 31, 2020, we recorded real estate inventory impairment charges of $1.5 million related to one community with five lots for sale at Winchester Homes. During the year ended December 31, 2019, we recorded real estate inventory impairment charges of $10.1 million, of which $7.0 million related to one held for future development community for Tri Pointe Homes in Sacramento, California, and $3.1 million related to three communities for Trendmaker Homes in Houston, Texas. The discount rates used to calculate fair value were 16% for the Tri Pointe Homes community and 10% to 12% for the three Trendmaker Homes communities. For all real estate inventory impairments we consider both market risk and community specific risk to arrive at a discount rate appropriate for the level of total risk associated with each community.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2020, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2020	2019
Assets
Cash	$15,430	$8,537
Receivables	3,820	7,393
Real estate inventories	235,437	116,760
Other assets	546	703
Total assets	$255,233	$133,393
Liabilities and equity
Accounts payable and other liabilities	$43,534	$11,009
Company’s equity	75,056	11,745
Outside interests’ equity	136,643	110,639
Total liabilities and equity	$255,233	$133,393

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net sales	$37,366	$30,691	$28,745
Other operating expense	(19,860)	(16,981)	(17,447)
Other income	(80)	175	97
Net income	$17,426	$13,885	$11,395
Company’s equity in income of unconsolidated entities	$11,827	$9,264	$8,124

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2020			December 31, 2019
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	81,723	599,025	N/A	42,896	440,974	N/A
Other land option agreements	38,674	336,326	N/A	31,161	358,345	N/A
Total	$120,397	$935,351	$—	$74,057	$799,319	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $9.5 million and $6.0 million as of December 31, 2020 and 2019, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with our merger with Weyerhaeuser Real Estate Company (WRECO). As of December 31, 2020 and 2019, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. The Company’s goodwill balance is included in the Tri Pointe Homes reporting segment in Note 2, Segment Information.
We have two intangible assets as of December 31, 2020, comprised of an existing trade name from the acquisition of Maracay in 2006, which originally had a 20 year useful life, and a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life. In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the Maracay trade name to expire in June 2021. This change resulted in an accelerated amortization of the remaining trade name balance that existed as of September 30, 2020.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(8,754)	19,225	27,979	(7,390)	20,589
Total	$167,283	$(8,754)	$158,529	$167,283	$(7,390)	$159,893

The remaining useful life of our amortizing intangible asset related to Maracay was 0.5 and 6.2 years as of December 31, 2020 and 2019, respectively. Amortization expense related to this intangible asset was $1.4 million for the year ended December 31, 2020 and $534,000 for the year ended December 31, 2019, and was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to Tri Pointe Homes trade name is not amortizing. All trade names are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. The remaining $1.9 million intangible asset, net of accumulated amortization, was related to Maracay and is expected to amortize over the first six months of 2021.

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses	$14,984	$24,070
Refundable fees and other deposits	22,029	30,242
Development rights, held for future use or sale	1,528	2,213
Deferred loan costs	3,073	4,345
Operating properties and equipment, net	52,494	57,803
Lease right-of-use assets	48,798	50,947
Other	2,976	3,805
Total	$145,882	$173,425

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

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued payroll and related costs	$48,893	$42,798
Warranty reserves (Note 13)	94,475	76,607
Estimated cost for completion of real estate inventories	93,292	90,899
Customer deposits	43,602	20,390
Income tax liability to Weyerhaeuser	240	346
Accrued income taxes payable	13,329	1,530
Liability for uncertain tax positions	—	486
Accrued interest	4,655	11,952
Other tax liabilities	2,180	8,448
Lease liabilities	53,239	56,125
Other	12,835	12,462
Total	$366,740	$322,043

Lease liabilities was impacted by our one-time cumulative adjustment resulting from the adoption of ASC 842. As a result of our cumulative adjustment, the December 31, 2018 balance increased by $57.4 million on January 1, 2019. For further details, see Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
4.875% Senior Notes due July 1, 2021	$—	$300,000
5.875% Senior Notes due June 15, 2024	450,000	450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	—
Discount and deferred loan costs	(15,978)	(16,015)
Total	$1,084,022	$1,033,985
In June 2020, Tri Pointe issued $350.0 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15 of each year until maturity.
In June 2017, Tri Pointe issued $300.0 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity.
In May 2016, Tri Pointe issued $300.0 million aggregate principal amount of 4.875% Senior Notes due 2021 (the “2021 Notes”) at 99.44% of their aggregate principal amount. Net proceeds of this issuance were $293.9 million, after debt issuance costs and discounts. The 2021 Notes were scheduled to mature on July 1, 2021 and interest was paid semiannually in arrears on January 1 and July 1. On June 3, 2020, the Company commenced a cash tender offer for any and all of the outstanding 2021 Notes at a price of $1,025 per $1,000 principal amount of 2021 Notes tendered before the expiration of the tender offer. The principal amount of 2021 Notes tendered was $216.3 million, or 72% of the outstanding principal amount, after which $83.7 million principal amount of 2021 Notes remained outstanding and was subsequently fully paid in July 2020 in connection with the redemption of the remaining 2021 Notes.

Tri Pointe and its 100% owned subsidiary Tri Pointe Homes Holdings, Inc. are co-issuers of the 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
As of December 31, 2020 there was $12.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million and $9.8 million as of December 31, 2020 and 2019, respectively.
Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Term loan facility	$250,000	$250,000
Seller financed loans	8,979	—
Total	$258,979	$250,000
On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision, which allowed us to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 2019 Notes. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $100 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on our leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
We had no outstanding debt under the Revolving Facility as of December 31, 2020 and 2019. As of December 31, 2020, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.25%. As of December 31, 2020 and 2019, there was $3.1 million and $4.3 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $617,000 and $1.2 million as of December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020 and 2019, we had outstanding letters of credit of $64.1 million and $32.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2020, the Company had $9.0 million outstanding related to two seller financed loans to acquire lots for the construction of homes. Principal on these loans are scheduled to mature in 2021. The seller financed loans accrue interest at a weighted average rate of 0.89% per annum.
Interest Incurred
During the years ended December 31, 2020 and 2019, the Company incurred interest of $83.1 million and $89.7 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2020 and 2019, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $4.6 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. Accrued interest related to all outstanding debt at December 31, 2020 and 2019 was $4.7 million and $12.0 million, respectively.

Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2020 and December 31, 2019.

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
A summary of assets and liabilities at December 31, 2020 and 2019, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		December 31, 2020		December 31, 2019
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,096,494	$1,207,665	$1,045,072	$1,104,750
Term loan (2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans (3)	Level 2	$8,979	$8,979	$—	$—
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $12.5 million and $11.1 million as of December 31, 2020 and 2019, respectively. The estimated fair value of our Senior Notes at December 31, 2020 and 2019 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2020 approximated book value due to the variable interest rate terms of these loans.
(3)The estimated fair value of our seller financed loans as of December 31, 2020 approximated book value due to the short term nature of these loans, both of which are scheduled to mature in 2021.
At December 31, 2020 and 2019, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2020		Year Ended December 31, 2019
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$1,460	$2,243	$10,078	$9,735

(1)Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented.
The impairment charges recorded during the year ended December 31, 2020 relate to five lots from a single Winchester Homes community where the carrying value of the remaining lots exceeded the fair value based on a land residual value analysis. The impairment charge for the year ended December 31, 2019 related to four communities where the carrying value of each community exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had a $1.3 million legal reserve as of December 31, 2020 and $419,000 as of December 31, 2019.
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

We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.9 million and $40.0 million as of December 31, 2020 and 2019, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Warranty reserves, beginning of period	$76,607	$71,836	$69,373
Warranty reserves accrued	36,686	27,537	25,340
Adjustments to pre-existing reserves	—	(427)	(4,286)
Warranty expenditures	(18,818)	(22,339)	(18,591)
Warranty reserves, end of period	$94,475	$76,607	$71,836

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2020 and December 31, 2019, the Company had outstanding surety bonds totaling $615.4 million and $611.6 million, respectively. As of December 31, 2020 and December 31, 2019, our estimated cost to complete obligations related to these surety bonds was $323.2 million and $382.3 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2020, 2019 and 2018, lease expense was $9.4 million, $9.2 million and $7.9 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$9,360	$9,228
Ground lease cost (included in other operations expense)	2,496	2,434
Sublease income, ground leases (included in other operations revenue)	(2,532)	(2,470)
Net lease cost	$9,324	$9,192

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$8,336	$6,513
Ground lease cash flows (included in operating cash flows)	$2,496	$2,434
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,402	$2,473

	December 31, 2020	December 31, 2019
Weighted-average discount rate:
Operating leases	5.7%	5.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.5	6.1
Ground leases	47.0	48.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2021	$9,132	$3,070
2022	6,087	3,070
2023	4,907	3,070
2024	3,161	3,070
2025	2,008	3,070
Thereafter	4,927	80,445
Total operating lease payments	$30,222	$95,795
Less: Interest	4,403	68,375
Present value of operating lease liabilities	$25,819	$27,420
(1)    Ground leases are fully subleased through 2041, representing $64.0 million of the $95.8 million future ground lease obligations.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2020, we had $74.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $935.4 million (net of deposits).
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

14.    Stock-Based Compensation
2013 Long-Term Incentive Plan
The Company’s stock compensation plan, the 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”), was adopted in January 2013, amended with the approval of our stockholders in 2014 and 2015, and amended and restated in 2019. In addition, our board of directors amended the 2013 Incentive Plan in 2014 to prohibit repricing (other than in connection with any equity restructuring or any change in capitalization) of outstanding options or stock appreciation rights without stockholder approval. On February 21, 2019, our board of directors approved an amendment and restatement of the 2013 Incentive Plan. The 2013 Incentive Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, bonus stock, restricted stock, restricted stock units and performance awards. The 2013 Incentive Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2013 Incentive Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2020 there were 5,701,594 shares available for future grant under the 2013 Incentive Plan.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total stock-based compensation	$16,885	$14,806	$14,814

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2020, total unrecognized stock-based compensation related to all stock-based awards was $19.2 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	891,343	$15.03	3.4	$994
Granted	—	—	—	—
Exercised	(240,573)	$13.00	—	—
Forfeited	—	$—	—	—
Options outstanding at December 31, 2020	650,770	$15.78	2.5	$1,155
Options exercisable at December 31, 2020	650,770	$15.78	2.5	$1,155

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $354,000, and $873,000, respectively. There were no stock option awards granted during the years ended December 31, 2020, 2019 and 2018.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2019	3,384,351	$12.39	$52,694
Granted	1,464,261	$18.45	—
Vested	(990,929)	$13.36	—
Forfeited	(984,028)	$11.77	—
Nonvested RSUs at December 31, 2020	2,873,655	$15.35	$50,404

The total intrinsic value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $15.8 million, $10.9 million, and $17.8 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 were $27.2 million, $20.1 million, and $17.8 million, respectively.
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
On February 28, 2019, the Company granted 247,619, 238,095 and 114,285 performance-based RSUs to the Company’s Chief Executive Officer, President, and Chief Financial Officer, respectively. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) thirty to total stockholder return (“TSR”), with vesting based on the Company’s TSR relative to its peer-group homebuilders; and (ii) seventy to earnings per share. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2019 to December 31, 2021. The fair value of the performance-based RSUs related to the TSR metric was determined to be $8.16 per share based on a Monte Carlo simulation. The fair value of the performance-based RSUs related to the earnings per share goal was measured using a price of $12.60 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of common stock issued will differ.

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$71,906	$38,782	$70,098
State	16,886	7,253	10,941
Total current taxes	88,792	46,035	81,039
Deferred:
Federal	(1,791)	9,698	(350)
State	4,169	8,167	9,863
Total deferred taxes	2,378	17,865	9,513
Total income tax expense	$91,170	$63,900	$90,552

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Taxes at the U.S. federal statutory rate	$78,396	$56,935	$76,009
State income taxes, net of federal tax impact	16,253	10,221	13,603
Non-deductible transaction costs	120	145	234
Change in valuation allowance	—	(3)	—
Tax Cuts and Jobs Act	—	—	(740)
Federal energy credits	(5,810)	(6,873)	—
Other, net	2,211	3,475	1,446
Total income tax expense	$91,170	$63,900	$90,552
Effective income tax rate	24.4%	23.6%	25.0%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Impairment and other valuation reserves	$30,160	$31,781
Incentive compensation	8,259	5,818
Indirect costs capitalized	16,971	21,160
Operating lease liability	13,350	14,210
Net operating loss carryforwards (state)	12,218	13,254
State taxes	3,636	1,315
Other costs and expenses	7,377	10,909
Gross deferred tax assets	91,971	98,447
Valuation allowance	(3,422)	(3,450)
Deferred tax assets, net of valuation allowance	88,549	94,997
Deferred tax liabilities:
Interest capitalized	(6,976)	(7,944)
Basis difference in inventory	(6,198)	(6,982)
Fixed assets	(9,964)	(10,766)
Intangibles	(4,687)	(5,062)
Operating lease asset	(12,139)	(13,131)
Deferred financing costs	(687)	(757)
Other	(373)	(451)
Deferred tax liabilities	(41,024)	(45,093)
Net deferred tax assets	$47,525	$49,904
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

As of December 31, 2020, the Company had a state net operating loss carryforward of $171.8 million, which will expire between 2028 and 2037. As of December 31, 2020 and 2019, we had a valuation allowance on our deferred tax assets of $3.4 million and $3.5 million, respectively. The valuation allowance as of December 31, 2020 and 2019 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2016 tax year. The outcome of these examinations is not yet determinable. The Company’s tax years 2017 to 2019 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$507	$1,014
Decrease related to prior year tax positions	(507)	(507)
Balance at end of year	$—	$507

 The Company classifies interest and penalties related to income taxes as part of income tax expense. The Company has not recorded any tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, the gross unrecognized tax benefit was fully reversed with no remaining balance as of December 31, 2020.

16.    Related Party Transactions
We had no related party transactions for the years ended December 31, 2020, 2019 or 2018.

17.    Supplemental Disclosure to Consolidated Statement of Cash Flow
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$2,675	$(5,660)	$19,548
Income taxes	$72,256	$154,730	$102,149
Supplemental disclosures of noncash activities:
Accrued liabilities related to the purchase of operating properties and equipment	$—	$—	$685
Amortization of senior note discount capitalized to real estate inventory	$1,025	$1,570	$2,112
Amortization of deferred loan costs capitalized to real estate inventory	$3,600	$4,148	$5,927
Increase in other assets related to adoption of ASC 606	$—	$—	$39,534

18.    Results of Quarterly Operations (Unaudited)
The following table presents our unaudited quarterly financial data (in thousands, except per share amounts).

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$597,050	$770,106	$832,464	$1,060,827
Cost of homes sales and other(2)	473,708	602,432	647,294	806,295
Gross margin	$123,342	$167,674	$185,170	$254,532
Net income	$31,883	$56,528	$78,682	$115,114

Earnings per share
Basic	$0.24	$0.43	$0.61	$0.93
Diluted	$0.24	$0.43	$0.61	$0.92
__________
(1) Total revenues includes total homebuilding revenues and financial services revenue.
(2) Cost of homes sales and other includes cost of homes sales, cost of land and lot sales, and other operations expense.

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter
Total revenues(1)	$494,632	$698,714	$748,395	$1,141,274
Cost of homes sales and other(2)	423,621	580,873	578,731	889,628
Gross margin	$71,011	$117,841	$169,664	$251,646
Net income	$71	$26,262	$62,861	$117,993

Earnings per share
Basic	$—	$0.18	$0.45	$0.85
Diluted	$—	$0.18	$0.44	$0.85
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

Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 19, 2021
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2021
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 19, 2021
Lawrence B. Burrows

/s/ Daniel S. Fulton	Director	February 19, 2021
Daniel S. Fulton

/s/ Constance B. Moore	Director	February 19, 2021
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 19, 2021
Vicki D. McWilliams