Form 10-Q
period 2021-03-31
Tri Pointe Homes, Inc.
filed 2021-04-22
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
118,424,242 shares of the registrant's common stock were issued and outstanding as of April 12, 2021.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.
Effective January 15, 2021, the Company changed its corporate name from “TRI Pointe Group, Inc.” to “Tri Pointe Homes, Inc.”

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$584,665	$621,295
Receivables	81,365	63,551
Real estate inventories	3,015,984	2,910,142
Investments in unconsolidated entities	68,212	75,056
Goodwill and other intangible assets, net	157,566	158,529
Deferred tax assets, net	44,389	47,525
Other assets	140,772	145,882
Total assets	$4,092,953	$4,021,980
Liabilities
Accounts payable	$118,904	$79,690
Accrued expenses and other liabilities	390,493	366,740
Loans payable	258,979	258,979
Senior notes, net	1,084,803	1,084,022
Total liabilities	1,853,179	1,789,431

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 118,824,242 and 121,882,778 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,188	1,219
Additional paid-in capital	281,591	345,137
Retained earnings	1,956,983	1,886,181
Total stockholders’ equity	2,239,762	2,232,537
Noncontrolling interests	12	12
Total equity	2,239,774	2,232,549
Total liabilities and equity	$4,092,953	$4,021,980

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Homebuilding:
Home sales revenue	$716,675	$594,838
Land and lot sales revenue	1,523	—
Other operations revenue	663	618
Total revenues	718,861	595,456
Cost of home sales	545,356	472,882
Cost of land and lot sales	153	202
Other operations expense	624	624
Sales and marketing	40,460	42,637
General and administrative	41,349	39,837
Homebuilding income from operations	90,919	39,274
Equity in loss of unconsolidated entities	(13)	(14)
Other income, net	108	373
Homebuilding income before income taxes	91,014	39,633
Financial Services:
Revenues	2,105	1,594
Expenses	1,407	1,079
Equity in income of unconsolidated entities	2,691	1,556
Financial services income before income taxes	3,389	2,071
Income before income taxes	94,403	41,704
Provision for income taxes	(23,601)	(9,821)
Net income	$70,802	$31,883
Earnings per share
Basic	$0.59	$0.24
Diluted	$0.59	$0.24
Weighted average shares outstanding
Basic	119,355,252	134,361,148
Diluted	120,086,573	135,038,481

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	70,802	70,802	—	70,802
Shares issued under share-based awards	601,025	6	2,811	—	2,817	—	2,817
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,622)	—	(4,622)	—	(4,622)
Stock-based compensation expense	—	—	3,656	—	3,656	—	3,656
Share repurchases	(3,659,561)	(37)	(65,391)	—	(65,428)	—	(65,428)
Balance at March 31, 2021	118,824,242	$1,188	$281,591	$1,956,983	$2,239,762	$12	$2,239,774

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	31,883	31,883	—	31,883
Shares issued under share-based awards	645,671	7	683	—	690	—	690
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,446)	—	(5,446)	—	(5,446)
Stock-based compensation expense	—	—	3,625	—	3,625	—	3,625
Share repurchases	(6,558,323)	(66)	(101,935)	—	(102,001)	—	(102,001)
Balance at March 31, 2020	130,236,981	$1,302	$478,122	$1,635,857	$2,115,281	$12	$2,115,293

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$70,802	$31,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,130	5,456
Equity in income of unconsolidated entities, net	(2,677)	(1,542)
Deferred income taxes, net	3,136	3,638
Amortization of stock-based compensation	3,656	3,625
Charges for impairments and lot option abandonments	213	349
Changes in assets and liabilities:
Real estate inventories	(104,701)	(127,509)
Receivables	(17,814)	(14,425)
Other assets	5,967	1,154
Accounts payable	39,213	11,155
Accrued expenses and other liabilities	22,096	(5,589)
Returns on investments in unconsolidated entities, net	3,183	2,831
Net cash provided by (used in) operating activities	30,204	(88,974)
Cash flows from investing activities:
Purchases of property and equipment	(5,684)	(8,239)
Proceeds from sale of property and equipment	—	17
Returns of (investments in) unconsolidated entities, net	6,083	(929)
Net cash provided by (used in) investing activities	399	(9,151)
Cash flows from financing activities:
Borrowings from debt	—	500,000
Proceeds from issuance of common stock under share-based awards	2,817	690
Minimum tax withholding paid on behalf of employees for share-based awards	(4,622)	(5,446)
Share repurchases	(65,428)	(102,001)
Net cash (used in) provided by financing activities	(67,233)	393,243
Net (decrease) increase in cash and cash equivalents	(36,630)	295,118
Cash and cash equivalents–beginning of period	621,295	329,011
Cash and cash equivalents–end of period	$584,665	$624,129

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Effective January 15, 2021, the Company changed its corporate name from “TRI Pointe Group, Inc.” to “Tri Pointe Homes, Inc.” As part of this name change, the Company consolidated its six regional homebuilding brands into one unified name—Tri Pointe Homes. For further details on the impact to our reporting segments, see Note 2, Segment Information.
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington, and the District of Columbia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its potential impacts on our future results.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary.  The noncontrolling interests as of March 31, 2021 and December 31, 2020 represent the outside owners’ interests in the Company’s consolidated entities.  All significant intercompany accounts have been eliminated upon consolidation.
Unless the context otherwise requires, the terms “Tri Pointe”, “the Company”, “we”, “us”, and “our” used herein refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
Land and lot sales revenue
We generate revenue from the sale of land and lots to third-parties in the ordinary course of business and these transactions are considered to meet the definition of contracts with customers. Similar to our home sales, revenue from land and lot sales is typically fully recognized when the land and lot sales transactions are consummated, at which time no further performance obligations are left to be satisfied. Some of our historical land and lot sales have included future profit participation rights. We will recognize future land and lot sales revenue in the periods in which all closing conditions are met, subject to the constraint on variable consideration related to profit participation rights, if such rights exist in the sales contract.
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease included in our West segment. We are responsible for making lease payments to the landowner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
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
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Texas, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
Adoption of New Accounting Standards
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 on January 1, 2021 and our adoption did not have a material impact on our consolidated financial statements.

2.    Segment Information
We operate two principal businesses: homebuilding and financial services.

Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name, Tri Pointe Homes, under which we continue to acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding operating and reporting segments, and as a result of such change, beginning with this report, we will report our homebuilding segments under the following hierarchy:
West region: Arizona, California, Nevada and Washington
Central region: Colorado and Texas
East region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Prior to the consolidation of our six regional homebuilding brands into one unified name, Tri Pointe Homes, our homebuilding operations were comprised of the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; Tri Pointe Homes, consisting of operations in California, Colorado and the Carolinas; and Winchester Homes, consisting of operations in Maryland, Virginia and the District of Columbia. The realignment of our reporting segments did not have any impact on our historical consolidated results of operations and we have restated prior period segment information in this report to conform to the new segment reporting structure.
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
Corporate is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance, internal audit and risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. All of the expenses incurred by Corporate are allocated to each of the homebuilding reporting segments based on their respective percentage of revenues.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
West	$540,046	$416,542
Central	121,118	132,476
East	57,697	46,438
Total homebuilding revenues	718,861	595,456
Financial services	2,105	1,594
Total	$720,966	$597,050

Income (loss) before taxes
West	$79,577	$35,854
Central	9,697	4,565
East	1,740	(786)
Total homebuilding income before income taxes	91,014	39,633
Financial services	3,389	2,071
Total	$94,403	$41,704

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate inventories
West	$2,340,906	$2,296,013
Central	414,815	386,204
East	260,263	227,925
Total	$3,015,984	$2,910,142

Total assets(1)
West	$2,610,261	$2,556,961
Central	493,630	468,699
East	316,629	284,437
Corporate	633,176	672,536
Total homebuilding assets	4,053,696	3,982,633
Financial services	39,257	39,347
Total	$4,092,953	$4,021,980
__________
(1)    Total assets as of March 31, 2021 and December 31, 2020 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2021 and December 31, 2020 includes our Tri Pointe Homes trade name, which was historically included in our Tri Pointe Homes reportable segment. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$70,802	$31,883
Denominator:
Basic weighted-average shares outstanding	119,355,252	134,361,148
Effect of dilutive shares:
Stock options and unvested restricted stock units	731,321	677,333
Diluted weighted-average shares outstanding	120,086,573	135,038,481
Earnings per share
Basic	$0.59	$0.24
Diluted	$0.59	$0.24
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,397,962	2,687,357

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Escrow proceeds and other accounts receivable, net	$34,846	$16,642
Warranty insurance receivable (Note 13)	46,519	46,909
Total receivables	$81,365	$63,551

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $476,000 and $39,000 as of March 31, 2021 and December 31, 2020, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Real estate inventories owned:
Homes completed or under construction	$1,231,102	$1,006,980
Land under development	1,201,216	1,328,481
Land held for future development	214,241	212,939
Model homes	235,318	241,345
Total real estate inventories owned	2,881,877	2,789,745
Real estate inventories not owned:
Land purchase and land option deposits	134,107	120,397
Total real estate inventories not owned	134,107	120,397
Total real estate inventories	$3,015,984	$2,910,142

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest incurred	$21,179	$20,779
Interest capitalized	(21,179)	(20,779)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$182,228	$192,356
Interest capitalized as a cost of inventory	21,179	20,779
Interest previously capitalized as a cost of inventory, included in cost of sales	(20,678)	(16,822)
Capitalized interest in ending inventory	$182,729	$196,313

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	213	349
Total	$213	$349

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

6.    Investments in Unconsolidated Entities
As of March 31, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2021	December 31, 2020
Assets
Cash	$32,909	$15,430
Receivables	4,397	3,820
Real estate inventories	275,681	235,437
Other assets	539	546
Total assets	$313,526	$255,233
Liabilities and equity
Accounts payable and other liabilities	$60,871	$43,534
Company’s equity	68,212	75,056
Outside interests’ equity	184,443	136,643
Total liabilities and equity	$313,526	$255,233

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales	$7,809	$5,970
Other operating expense	(3,848)	(3,756)
Other income, net	—	(3)
Net income	$3,961	$2,211
Company’s equity in income of unconsolidated entities	$2,678	$1,542

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2021			December 31, 2020
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	96,206	646,958	N/A	81,723	599,025	N/A
Other land option agreements	37,901	318,254	N/A	38,674	336,326	N/A
Total	$134,107	$965,212	$—	$120,397	$935,351	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $9.9 million and $9.5 million as of March 31, 2021 and December 31, 2020, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of March 31, 2021 and December 31, 2020, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets.
We have two intangible assets as of March 31, 2021, comprised of an existing trade name from the acquisition of Maracay in 2006, which originally had a 20 year useful life, and a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life. In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the Maracay trade name to expire in June 2021.
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(9,717)	18,262	27,979	(8,754)	19,225
Total	$167,283	$(9,717)	$157,566	$167,283	$(8,754)	$158,529

The net carrying amount of our amortizing intangible asset related to the Maracay trade name was $963,000 and $1.9 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense related to this intangible asset was $963,000 and $134,000 for the three-month periods ended March 31, 2021 and 2020, respectively. Amortization of this intangible was charged to sales and marketing expense. The remaining useful life of the Maracay trade name was 0.5 year as of December 31, 2020 and will become fully amortized in the second quarter of 2021. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing.  All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$11,676	$14,984
Refundable fees and other deposits	20,955	22,029
Development rights, held for future use or sale	1,206	1,528
Deferred loan costs—loans payable	2,755	3,073
Operating properties and equipment, net	50,672	52,494
Lease right-of-use assets	50,455	48,798
Other	3,053	2,976
Total	$140,772	$145,882

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related costs	$18,525	$48,893
Warranty reserves (Note 13)	94,793	94,475
Estimated cost for completion of real estate inventories	90,406	93,292
Customer deposits	55,741	43,602
Income tax liability to Weyerhaeuser	307	240
Accrued income taxes payable	33,689	13,329
Accrued interest	20,454	4,655
Other tax liability	2,934	2,180
Lease liabilities	54,674	53,239
Other	18,970	12,835
Total	$390,493	$366,740

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due July 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(15,197)	(15,978)
Total	$1,084,803	$1,084,022

In June 2020, Tri Pointe issued $350 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15 of each year until maturity.
In June 2017, Tri Pointe issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1 of each year until maturity.
Tri Pointe and its wholly owned subsidiary Tri Pointe Homes Holdings, Inc. are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
As of March 31, 2021, there were $11.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of March 31, 2021 and December 31, 2020, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term loan facility	$250,000	$250,000
Seller financed loans	8,979	8,979
Total	$258,979	$258,979

On March 29, 2019, the Company entered into a Second Amended and Restated Credit Agreement, which amended and restated the Company’s Amended and Restated Credit Agreement, dated as of July 7, 2015. The Credit Facility (as defined below), which matures on March 29, 2023, consists of a $600 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility includes a 90-day delayed draw provision that allowed the Company to draw the full $250 million from the Term Facility in June 2019 in connection with the maturity of the 4.375% Senior Notes that matured on June 15, 2019. The Company may increase the Credit Facility to not more than $1 billion in the aggregate, at its request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $100 million for letters of credit. The Company may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund its operations, including its land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 2.00%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2021, we had no outstanding debt under the Revolving Facility and there was $543.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.22%. As of March 31, 2021, there were $2.8 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility.  Accrued interest, including loan commitment fees, related to the Credit Facility was $536,000 and $617,000 as of March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, we had outstanding letters of credit of $56.9 million and $64.1 million, respectively.  These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended March 31, 2021 and 2020, the Company incurred interest of $21.2 million and $20.8 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Accrued interest related to all outstanding debt at March 31, 2021 and December 31, 2020 was $20.5 million and $4.7 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2021 and December 31, 2020.

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
A summary of assets and liabilities at March 31, 2021 and December 31, 2020, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2021		December 31, 2020
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,096,722	$1,201,875	$1,096,494	$1,207,665
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$8,979	$8,979	$8,979	$8,979
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $11.9 million and $12.5 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of the Senior Notes at March 31, 2021 and December 31, 2020 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2021 and December 31, 2020 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of March 31, 2021 and December 31, 2020 approximated book value due to the short term nature of these loans, both of which are scheduled to mature in 2021.

At March 31, 2021 and December 31, 2020, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$1,460	$2,243
 __________
(1)Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying     values were adjusted to fair value in the respective periods presented,

13.    Commitments and Contingencies
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero and $1.3 million of legal reserves as of March 31, 2021 and December 31, 2020, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.5 million and $46.9 million as of March 31, 2021 and December 31, 2020, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Warranty reserves, beginning of period	$94,475	$76,607
Warranty reserves accrued	6,514	5,156
Warranty expenditures	(6,196)	(5,276)
Warranty reserves, end of period	$94,793	$76,487

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $608.9 million and $615.4 million, respectively. As of March 31, 2021 and December 31, 2020, our estimated cost to complete obligations related to these surety bonds was $356.9 million and $323.2 million, respectively.
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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Lease Cost
Operating lease cost (included in SG&A expense)	$2,481	$2,338
Ground lease cost (included in other operations expense)	624	624
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(633)	(618)
Net lease cost	$2,472	$2,344

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,788	$2,014
Ground lease cash flows (included in operating cash flows)	$635	$624
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,006	$20

	March 31, 2021	December 31, 2020
Weighted-average discount rate:
Operating leases	5.4%	5.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.0	5.5
Ground leases	46.8	47.0
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2021	$7,092	$2,334
2022	6,235	3,112
2023	5,256	3,112
2024	3,520	3,112
2025	2,377	3,112
Thereafter	7,576	81,656
Total lease payments	$32,056	$96,438
Less: Interest	5,120	68,700
Present value of operating lease liabilities	$26,936	$27,738
 __________
(1)    Ground leases are fully subleased through 2041, representing $64.1 million of the $96.4 million future ground lease obligations.
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2021, there were 4,742,709 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2021	2020
Total stock-based compensation	$3,656	$3,625

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations.  As of March 31, 2021, total unrecognized stock-based compensation related to all stock-based awards was $33.6 million and the weighted average term over which the expense was expected to be recognized was 2.2 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	650,770	$15.78	2.5	$1,155
Granted	—	—	—	—
Exercised	(186,602)	$16.07	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2021	464,168	$15.66	2.3	$2,254
Options exercisable at March 31, 2021	464,168	$15.66	2.3	$2,254

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2020	2,873,655	$15.35	$50,404
Granted	1,523,438	$18.68	—
Vested	(668,014)	$15.58	—
Forfeited	(319,838)	$12.81	—
Nonvested RSUs at March 31, 2021	3,409,241	$17.03	$69,958

RSUs that vested, as reflected in the table above, during the three months ended March 31, 2021 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the three months ended March 31, 2021 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On February 22, 2021, the Company granted an aggregate of 625,000 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installment annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 22, 2021 was measured using a price of $18.26 per share per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2021, the Company granted an aggregate of 669,141 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR'”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2021 to December 31, 2023. The fair value of these performance-based RSUs was determined to be $18.96 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

On February 22, 2021, the Company granted an aggregate of 229,297 performance-based RSUs to the Company’s division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2021 to December 31, 2023. The fair value of these performance-based RSUs was measured using a price of $18.26, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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

On February 20, 2020, the Company granted an aggregate of 547,166 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s TSR relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2020 to December 31, 2022. The fair value of these performance-based RSUs was determined to be $19.36 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

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
We had net deferred tax assets of $44.4 million and $47.5 million as of March 31, 2021 and December 31, 2020.  We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2021 and December 31, 2020. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement.  As of both March 31, 2021 and December 31, 2020, we had an income tax liability to Weyerhaeuser of $307,000 and $240,000, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $23.6 million and $9.8 million for the three months ended March 31, 2021 and 2020. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2021 and December 31, 2020.  The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the three months ended March 31, 2021 and 2020.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(16,898)	$(8,220)
Income taxes paid (refunded), net	$—	$9
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$228	$302
Amortization of deferred loan costs capitalized to real estate inventory	$871	$957

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain and subject to rapid change, cannot be predicted and will depend upon future developments, including the severity and duration of the outbreak, the duration of existing and future social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and efficacy of vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
We remain encouraged by both the fundamental backdrop of the homebuilding industry as well as the broader macroeconomic conditions attendant to the ongoing transition back to a fully opened economy. While we continue to monitor the COVID-19 vaccination response and economic initiatives undertaken by the new administration, we are hopeful that a continued reopening of the economy in 2021 will result in both job growth and an increase in gross domestic product as compared to 2020, both of which we believe are essential for a sustainably healthy economy. Currently, the limited housing supply is hovering near record low levels, which has both contributed to the unprecedented demand environment that we are experiencing and allowed us to offset much of the inflationary cost pressures we are experiencing by raising prices. Although we do not believe that affordability has reached a ceiling at this stage in the housing cycle, current levels of pricing power may exceed sustainable longer-term levels. Further, we continue to contend with rising costs due to, among other things, supply chain disruptions and overall high demand for materials that include our primary input costs, such as lumber. Moreover, such supply chain disruptions, along with labor availability issues and municipality delays, have resulted in longer cycle times in all of our markets.
While interest rates remain historically low, rising U.S. Treasury yields during the first quarter of 2021 have contributed to increases in mortgage interest rates from the lows experienced in the first half of the quarter. We believe that expectations regarding inflation are contributing to this upward trend, and it remains unclear whether or not inflation numbers will rise significantly and/or whether or not such an inflationary environment would be temporary. While the Federal Reserve has reaffirmed its expectation to maintain its low benchmark interest rate and remains committed to meaningful levels of mortgage-backed securities purchases, a reversal of either monetary support mechanism could lead to higher interest rates and adverse effects on the homebuilding industry. Notwithstanding, we believe that the current housing cycle will maintain momentum in light of the limited housing supply, historically low mortgage rates and demographic trends relating to homebuyers.

Highlights of the quarter include an increase in homebuilding gross margin percentage to 23.9% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 11.4%. Our monthly absorption rate for the first quarter was 5.8, a record high for any quarter since our inception. These factors, along with an increase in average sales price of homes delivered to $636,000, allowed us to achieve net income of $70.8 million. While housing demand remains strong and our homebuilding gross margin percentage increased in the first quarter compared to the prior-year period, rising material costs, particularly with respect to lumber, could negatively impact our future homebuilding gross margins going forward. As of March 31, 2021, our backlog units and dollar value of backlog have grown to 3,825 and $2.5 billion, respectively, up 56% and 51%, respectively, compared to the prior-year period, both of which are record highs for any quarter end since our inception. In addition, we ended the first quarter with total liquidity of $1.1 billion, including cash and cash equivalents of $584.7 million and $543.1 million of availability under our Credit Facility.
Our results for the three months ended March 31, 2021 may not be indicative of trends that will persist, as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Homebuilding:
Home sales revenue	$716,675	$594,838
Land and lot sales revenue	1,523	—
Other operations revenue	663	618
Total revenues	718,861	595,456
Cost of home sales	545,356	472,882
Cost of land and lot sales	153	202
Other operations expense	624	624
Sales and marketing	40,460	42,637
General and administrative	41,349	39,837
Homebuilding income from operations	90,919	39,274
Equity in loss of unconsolidated entities	(13)	(14)
Other income, net	108	373
Homebuilding income before income taxes	91,014	39,633
Financial Services:
Revenues	2,105	1,594
Expenses	1,407	1,079
Equity in income of unconsolidated entities	2,691	1,556
Financial services income before income taxes	3,389	2,071
Income before income taxes	94,403	41,704
Provision for income taxes	(23,601)	(9,821)
Net income	$70,802	$31,883
Earnings per share
Basic	$0.59	$0.24
Diluted	$0.59	$0.24
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,277	70.5	6.0	1,196	92.0	4.3	7%	(23)%	39%
Central	534	29.0	6.1	293	34.8	2.8	82%	(17)%	119%
East	176	13.8	4.3	172	14.0	4.1	2%	(1)%	4%
Total	1,987	113.3	5.8	1,661	140.8	3.9	20%	(20)%	49%

Net new home orders for the three months ended March 31, 2021 increased by 326, or 20%, to 1,987, compared to 1,661 during the prior-year period. The increase in net new home orders was due to a 49% increase in monthly absorption rates, offset by a 20% decrease in average selling communities. New home order demand was exceptionally strong throughout the quarter as mortgage interest rates fell again to historically low levels and available housing inventory remained low. The strong demand environment, which has persisted since June 2020, has remained well above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs. We expect our community count to grow throughout 2021 as new communities in our pipeline begin to open in the forthcoming quarters.
Our West segment reported a 7% increase in net new home orders driven by a 39% increase in monthly absorption rate offset by a 23% decrease in average selling communities. As mentioned above, the demand environment during the first quarter was exceptionally strong, which we experienced in all of our markets in our West segment. The sustained high absorption rates we experienced in the current-year period contributed to a decline in average selling communities, as our rate of community close outs accelerated beyond our current capacity to open new ones. As we enter the second half of 2021, however, we anticipate that the number of new community openings will begin to offset and ultimately eclipse our rate of close outs, which would result in an increase in average selling communities. Our Central segment reported an 82% increase in net new home orders due to a 119% increase in monthly absorption rates, offset by a 17% decrease in average selling communities. We experienced an increase in absorption rates in each of our markets in our Central segment, as both Texas and Colorado appear to be increasingly desirable locations due, in part, to in-migration trends as to such states. Our East segment reported a 2% increase in net new home orders due to a 4% increase in monthly absorption rates. While the order growth and absorption rate increases in the markets in our East segment were less significant as compared to our consolidated results, demand levels in the markets in our East segment remain substantially above historical averages, as evidenced by our 4.3 monthly absorption rate during the quarter. All activity in the East region during the prior-year period occurred in our DC Metro market, as we had not yet begun to actively sell homes in either the Charlotte or Raleigh markets during such prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2021			As of March 31, 2020			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,520	$1,753,033	$696	1,693	$1,186,024	$701	49%	48%	(1)%
Central	904	453,369	502	465	239,290	515	94%	89%	(3)%
East	401	245,403	612	297	193,167	650	35%	27%	(6)%
Total	3,825	$2,451,805	$641	2,455	$1,618,481	$659	56%	51%	(3)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 6% and 13% during the three-month periods ended March 31, 2021 and 2020, respectively. The dollar value of backlog was $2.5 billion as of March 31, 2021, an increase of $833.3 million, or 51%, compared to $1.6 billion as of March 31, 2020. This increase was due to an increase in backlog units of 1,370, or 56%, to 3,825 as of March 31, 2021, compared to 2,455 as of March 31, 2020. The average sales price of backlog units was $641,000 as of March 31, 2021, a decrease of $18,000, or 3%, compared to $659,000 at March 31, 2020. This decrease was due primarily to a combination of product mix as well as the geographic composition of backlog units, which included a greater percentage of units from certain of our markets that generally have lower average sales prices.
Backlog dollar value in our West segment increased 48% due to a 49% increase in backlog units. The higher backlog levels were due primarily to the increased order activity we experienced in the second half of 2020, as we ended the year with an 82% increase in backlog units compared to 2019. As such, we began 2021 with a substantial level of units in backlog, which increased as a result of the strong demand environment during the quarter, notwithstanding an offsetting increase in deliveries during the current-year period. Our Central segment expanded its backlog dollar value by 89% on a 94% increase in backlog units. This strong growth was due primarily to the 82% increase in net new home orders we experienced in the current-year period, which was the result of strong demand environments in both Texas and Colorado. Backlog dollar value in our East segment increased by 27% due to a 35% increase in backlog units. As in the West, order activity in the second half of 2020 contributed to elevated levels of backlog to begin the current year as well as the year-over-year increases in backlog units to end the first quarter.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	769	$537,887	$699	611	$415,925	$681	26%	29%	3%
Central	254	121,118	477	273	132,476	485	(7)%	(9)%	(2)%
East	103	57,670	560	74	46,437	628	39%	24%	(11)%
Total	1,126	$716,675	$636	958	$594,838	$621	18%	20%	2%

Home sales revenue increased $121.8 million, or 20%, to $716.7 million for the three months ended March 31, 2021. The increase was comprised of (i) $104.3 million related to an increase of 168 new homes delivered in the three months ended March 31, 2021 compared to the prior-year period and (ii) $17.5 million related to an increase of $15,000 in average sales price of homes delivered in the three months ended March 31, 2021 compared to the prior-year period.
Home sales revenue in our West segment increased 29% due to a 26% increase in new homes delivered and a 3% increase in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our Central segment decreased 9% due to a 7% decrease in new homes delivered and a 2% decrease in average sales price. The decrease in new homes delivered was due to some generally longer cycle times associated with the weather-induced electricity issues experienced in Texas during the quarter, as well as delays resulting from broader supply chain constraints. Home sales revenue increased in our East segment by 24% due to a 39% increase in new homes delivered, offset by an 11% decrease in average sales price. The increase in new homes delivered was due to a higher number of backlog units to start the current-year period compared to the prior-year period, whereas the decrease in average sales price is due to product mix.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2021	%	2020	%
Home sales revenue	$716,675	100.0%	$594,838	100.0%
Cost of home sales	545,356	76.1%	472,882	79.5%
Homebuilding gross margin	171,319	23.9%	121,956	20.5%
Add: interest in cost of home sales	20,678	2.9%	16,822	2.8%
Add: impairments and lot option abandonments	213	0.0%	349	0.1%
Adjusted homebuilding gross margin(1)	$192,210	26.8%	$139,127	23.4%
Homebuilding gross margin percentage	23.9%		20.5%
Adjusted homebuilding gross margin percentage(1)	26.8%		23.4%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 23.9% for the three months ended March 31, 2021 as compared to 20.5% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and the realization of price increases to units that we began selling into backlog beginning in mid-2020, at which time new home demand had begun to materially rebound from the COVID-19-induced slowdown. The strong demand environment has resulted in lower incentives and has allowed us to raise prices in all of our markets. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.8% for the three months ended March 31, 2021, compared to 23.4% for the prior-year period.
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

GAAP. See the table above reconciling this non-GAAP financial measure to homebuilding gross margin, the most directly comparable GAAP measure.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$40,460	$42,637	5.6%	7.2%
General and administrative (G&A)	41,349	39,837	5.8%	6.7%
Total sales and marketing and G&A	$81,809	$82,474	11.4%	13.9%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 11.4% for the three months ended March 31, 2021, compared to 13.9% in the prior-year period. Total SG&A expense decreased $0.7 million to $81.8 million for the three months ended March 31, 2021 from $82.5 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.6% for the three months ended March 31, 2021, compared to 7.2% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 20% increase in homebuilding revenue compared to the prior-year period. In addition, we realized cost savings related to the workforce reduction plan implemented in May 2020. Sales and marketing expense decreased to $40.5 million for the three months ended March 31, 2021 compared to $42.6 million for the prior-year period.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 5.8% of home sales revenue for the three months ended March 31, 2021 compared to 6.7% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 20% increase in homebuilding revenue compared to the prior-year period. G&A expense increased to $41.3 million for the three months ended March 31, 2021 compared to $39.8 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $21.2 million and $20.8 million for the three months ended March 31, 2021 and 2020, respectively.  All interest incurred in both periods was capitalized.
Income Tax
For the three months ended March 31, 2021, we recorded a tax provision of $23.6 million based on an effective tax rate of 25.0%.  For the three months ended March 31, 2020, we recorded a tax provision of $9.8 million based on an effective tax rate of 23.5%. The increase in provision for income taxes is due to a $52.7 million increase in income before income taxes to $94.4 million for the three months ended March 31, 2021, compared to $41.7 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $3.4 million for the three months ended March 31, 2021 compared to $2.1 million for the prior-year period.  This increase is due to higher home sales volume in the three months ended March 31, 2021 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Lots Owned or Controlled by Segment
Excluded from owned and controlled lots are those related to Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	March 31,		Increase (Decrease)
	2021	2020	Amount	%
Lots Owned
West	16,531	18,050	(1,519)	(8)%
Central	4,757	3,642	1,115	31%
East	1,443	1,168	275	24%
Total	22,731	22,860	(129)	(1)%
Lots Controlled(1)
West	5,471	3,663	1,808	49%
Central	5,200	2,889	2,311	80%
East	3,441	2,595	846	33%
Total	14,112	9,147	4,965	54%
Total Lots Owned or Controlled(1)	36,843	32,007	4,836	15%
__________
(1)As of March 31, 2021 and 2020, lots controlled represented lots that were under land or lot option contracts or purchase contracts.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2021 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. While the ultimate effects of the COVID-19 pandemic on the U.S. economic environment remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2021, we had total liquidity of $1.1 billion, including cash and cash equivalents of $584.7 million and $543.1 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Senior Notes
In June 2020, Tri Pointe issued $350 million aggregate principal amount of 5.700% Senior Notes due 2028 (the “2028 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $345.2 million, after debt issuance costs and discounts. The 2028 Notes mature on June 15, 2028 and interest is paid semiannually in arrears on June 15 and December 15.
In June 2017, Tri Pointe issued $300 million aggregate principal amount of 5.250% Senior Notes due 2027 (the “2027 Notes”) at 100.00% of their aggregate principal amount. Net proceeds of this issuance were $296.3 million, after debt issuance costs and discounts. The 2027 Notes mature on June 1, 2027 and interest is paid semiannually in arrears on June 1 and December 1.

Tri Pointe and its wholly owned subsidiary Tri Pointe Homes Holdings, Inc. are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2021, we were in compliance with the covenants required by our Senior Notes.
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
As of March 31, 2021, we had no outstanding debt under the Revolving Facility and there was $543.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.22%. As of March 31, 2021, there were $2.8 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Agreement that will amortize over the remaining term of the Credit Agreement.  Accrued interest, including loan commitment fees, related to the Credit Agreement was $536,000 and $617,000 as of March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, we had outstanding letters of credit of $56.9 million and $64.1 million, respectively.  These letters of credit were issued to secure various financial obligations.  We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2021	2021
Consolidated Tangible Net Worth	$2,082,196	$1,630,098
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	27.4%	≤55%
(Not to exceed 55%)
Interest Coverage Test	7.1	≥1.5
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
As of March 31, 2021, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On November 11, 2020, we announced the approval of a new stock repurchase program authorizing the repurchase of up to $250 million of common stock through December 31, 2021 (the “Repurchase Program”). Under the Repurchase Program, we may repurchase shares of our outstanding common stock with an aggregate value of up to $250 million through December 31, 2021. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2021, we repurchased and retired an aggregate of 3,659,561 shares of our common stock under the Repurchase Program for $65.4 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Loans Payable	$258,979	$258,979
Senior Notes	1,084,803	1,084,022
Total debt	1,343,782	1,343,001
Stockholders’ equity	2,239,762	2,232,537
Total capital	$3,583,544	$3,575,538
Ratio of debt-to-capital(1)	37.5%	37.6%

Total debt	$1,343,782	$1,343,001
Less: Cash and cash equivalents	(584,665)	(621,295)
Net debt	759,117	721,706
Stockholders’ equity	2,239,762	2,232,537
Net capital	$2,998,879	$2,954,243
Ratio of net debt-to-net capital(2)	25.3%	24.4%
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

Cash Flows—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:
•Net cash provided by operating activities increased by $119.2 million to $30.2 million for the three months ended March 31, 2021 compared to net cash used of $89.0 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in net income to $70.8 million for the three months ended March 31, 2021 compared to $31.9 million in the prior-year period, (ii) a decrease in cash used for real estate inventory purchases of $22.8 million and (iii) a decrease in cash used for accrued expenses and other liabilities of $27.7 million to cash provided of $22.1 million for the three months ended March 31, 2021 compared to cash used of $5.6 million in the prior-year period, offset by changes in other assets, receivables, accounts payable, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash provided by investing activities was $399,000 for the three months ended March 31, 2021, compared to net cash used of $9.2 million for the prior-year period.  The change in net cash provided by (used in) investing activities was due mainly to the net change in cash flows related to investments in unconsolidated entities and a decrease in purchases of property and equipment.
•Net cash used in financing activities was $67.2 million for the three months ended March 31, 2021, compared to net cash provided by financing of $393.2 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $65.4 million of cash used for share repurchases. The prior-year period cash provided by financing activities was due primarily to borrowing $500 million under our Revolving Facility offset by $102.0 million of cash used for share repurchases for the three months ended March 31, 2020. The borrowing under our Revolving Facility in the prior-year period was due primarily to the uncertainty surrounding the onset of the COVID-19 pandemic.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices.  We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2021, we had $134.1 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $965.2 million (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry (including developments and volatility resulting from COVID-19). In addition to the overall volume of orders and deliveries, our operating results in a given quarter are significantly affected by the number and characteristics of our active selling communities; timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. Therefore, our operating results in any given quarter will fluctuate compared to prior periods based on these factors..
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. Our condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. The preparation of our financial statements requires our management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there is a material difference between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2021. We did not enter into during the three months ended March 31, 2021, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2021.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of a new stock repurchase program authorizing the repurchase of up to $250 million of common stock through December 31, 2021 (the “Repurchase Program”). Under the Repurchase Program, we may repurchase shares of our outstanding common stock with an aggregate value of up to $250 million through December 31, 2021. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2021, we repurchased and retired an aggregate of 3,659,561 shares of our common stock under the Repurchase Program for $65.4 million.
During the three months ended March 31, 2021, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2021 to January 31, 2021	2,815,061	$17.60	2,815,061	$151,422,895
February 1, 2021 to February 28, 2021	297,200	$18.63	297,200	$145,885,349
March 1, 2021 to March 31, 2021	547,300	$18.89	547,300	$135,548,677
Total	3,659,561	$17.88	3,659,561

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.3	Form of Performance-Based Cash Award Agreement

10.4	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form)

10.5	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form)

10.6	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form)

10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement

10.8	Form of Time-Vested Restricted Stock Unit Award Agreement

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 22, 2021	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 22, 2021	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)