Form 10-Q
period 2021-06-30
Tri Pointe Homes, Inc.
filed 2021-07-22
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
113,789,302 shares of the registrant's common stock were issued and outstanding as of July 12, 2021.

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
Effective January 15, 2021, the Company changed its corporate name from “TRI Pointe Group, Inc.” to “Tri Pointe Homes, Inc.”

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$556,483	$621,295
Receivables	91,348	63,551
Real estate inventories	3,085,582	2,910,142
Investments in unconsolidated entities	74,051	75,056
Goodwill and other intangible assets, net	156,604	158,529
Deferred tax assets, net	44,388	47,525
Other assets	151,701	145,882
Total assets	$4,160,157	$4,021,980
Liabilities
Accounts payable	$141,143	$79,690
Accrued expenses and other liabilities	395,138	366,740
Loans payable	258,979	258,979
Senior notes, net	1,085,595	1,084,022
Total liabilities	1,880,855	1,789,431

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 115,211,206 and 121,882,778 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,150	1,219
Additional paid-in capital	203,288	345,137
Retained earnings	2,074,852	1,886,181
Total stockholders’ equity	2,279,290	2,232,537
Noncontrolling interests	12	12
Total equity	2,279,302	2,232,549
Total liabilities and equity	$4,160,157	$4,021,980

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding:
Home sales revenue	$1,009,307	$766,942	$1,725,982	$1,361,780
Land and lot sales revenue	5,416	220	6,939	220
Other operations revenue	660	648	1,323	1,266
Total revenues	1,015,383	767,810	1,734,244	1,363,266
Cost of home sales	761,215	601,434	1,306,571	1,074,316
Cost of land and lot sales	4,874	374	5,027	576
Other operations expense	686	624	1,310	1,248
Sales and marketing	45,489	45,194	85,949	87,831
General and administrative	51,263	37,554	92,612	77,391
Restructuring charges	—	5,549	—	5,549
Homebuilding income from operations	151,856	77,081	242,775	116,355
Equity in loss of unconsolidated entities	(16)	(25)	(29)	(39)
Other income (loss), net	149	(6,328)	257	(5,955)
Homebuilding income before income taxes	151,989	70,728	243,003	110,361
Financial Services:
Revenues	2,681	2,296	4,786	3,890
Expenses	1,485	1,285	2,892	2,364
Equity in income of unconsolidated entities	3,949	2,932	6,640	4,488
Financial services income before income taxes	5,145	3,943	8,534	6,014
Income before income taxes	157,134	74,671	251,537	116,375
Provision for income taxes	(39,265)	(18,143)	(62,866)	(27,964)
Net income	$117,869	$56,528	$188,671	$88,411
Earnings per share
Basic	$1.01	$0.43	$1.60	$0.67
Diluted	$1.00	$0.43	$1.59	$0.67
Weighted average shares outstanding
Basic	116,824,108	130,292,563	118,082,691	132,326,856
Diluted	117,770,084	130,506,567	118,921,340	132,763,775

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	118,824,242	$1,188	$281,591	$1,956,983	$2,239,762	$12	$2,239,774
Net income	—	—	—	117,869	117,869	—	117,869
Shares issued under share-based awards	53,640	1	17	—	18	—	18
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(14)	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,506	—	4,506	—	4,506
Share repurchases	(3,666,676)	(39)	(82,812)	—	(82,851)	—	(82,851)
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	188,671	188,671	—	188,671
Shares issued under share-based awards	654,665	6	2,828	—	2,834	—	2,834
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	—	8,162	—	8,162	—	8,162
Share repurchases	(7,326,237)	(75)	(148,203)	—	(148,278)	—	(148,278)
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	130,236,981	$1,302	$478,122	$1,635,857	$2,115,281	$12	$2,115,293
Net income	—	—	—	56,528	56,528	—	56,528
Shares issued under share-based awards	88,884	1	230	—	231	—	231
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(27)	—	(27)	—	(27)
Stock-based compensation expense	—	—	3,786	—	3,786	—	3,786
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	88,411	88,411	—	88,411
Shares issued under share-based awards	734,555	8	913	—	921	—	921
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,473)	—	(5,473)	—	(5,473)
Stock-based compensation expense		—	7,411		7,411		7,411
Share repurchases	(6,558,323)	(66)	(101,935)	—	(102,001)	—	(102,001)
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$188,671	$88,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,120	12,176
Equity in income of unconsolidated entities, net	(6,610)	(4,449)
Deferred income taxes, net	3,136	10,160
Amortization of stock-based compensation	8,162	7,411
Charges for impairments and lot option abandonments	445	1,729
Changes in assets and liabilities:
Real estate inventories	(173,740)	53,902
Receivables	(27,797)	(18,304)
Other assets	(7,996)	3,677
Accounts payable	61,453	4,966
Accrued expenses and other liabilities	28,325	(5,784)
Returns on investments in unconsolidated entities, net	7,135	5,475
Loss on extinguishment of debt	—	6,858
Net cash provided by operating activities	97,304	166,228
Cash flows from investing activities:
Purchases of property and equipment	(8,946)	(12,002)
Proceeds from sale of property and equipment	—	17
Returns of (investments in) unconsolidated entities, net	480	(25,715)
Net cash used in investing activities	(8,466)	(37,700)
Cash flows from financing activities:
Borrowings from debt	—	850,000
Repayment of debt	—	(721,673)
Debt issuance costs	(3,570)	(4,768)
Proceeds from issuance of common stock under share-based awards	2,834	921
Minimum tax withholding paid on behalf of employees for share-based awards	(4,636)	(5,473)
Share repurchases	(148,278)	(102,001)
Net cash (used in) provided by financing activities	(153,650)	17,006
Net (decrease) increase in cash and cash equivalents	(64,812)	145,534
Cash and cash equivalents–beginning of period	621,295	329,011
Cash and cash equivalents–end of period	$556,483	$474,545

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its potential impacts on our future results.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2021 and December 31, 2020 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Home sales revenue
We generate the majority of our total revenues from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Home sales revenue and related profit is generally recognized when title to and possession of the home are transferred to the homebuyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers are immaterial.
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
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, during the three months ended June 30, 2020 we incurred $5.5 million of pre-tax restructuring charges consisting of severance and related costs, all of which had been paid as of December 31, 2020.

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
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name, Tri Pointe Homes, under which we continue to acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding operating and reporting segments, and as a result of such change, beginning in the quarter ended March 31, 2021, our homebuilding segments are reported under the following hierarchy:
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
West	$784,952	$540,027	$1,324,998	$956,570
Central	149,620	153,957	270,738	286,433
East	80,811	73,826	138,508	120,263
Total homebuilding revenues	1,015,383	767,810	1,734,244	1,363,266
Financial services	2,681	2,296	4,786	3,890
Total	$1,018,064	$770,106	$1,739,030	$1,367,156

Income before taxes
West	$130,254	$61,363	$209,831	$97,217
Central	15,853	7,504	25,550	12,069
East	5,882	1,861	7,622	1,075
Total homebuilding income before income taxes	151,989	70,728	243,003	110,361
Financial services	5,145	3,943	8,534	6,014
Total	$157,134	$74,671	$251,537	$116,375

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate inventories
West	$2,309,478	$2,296,013
Central	485,744	386,204
East	290,360	227,925
Total	$3,085,582	$2,910,142

Total assets(1)
West	$2,581,096	$2,556,961
Central	572,420	468,699
East	344,144	284,437
Corporate	621,710	672,536
Total homebuilding assets	4,119,370	3,982,633
Financial services	40,787	39,347
Total	$4,160,157	$4,021,980
__________
(1)    Total assets as of June 30, 2021 and December 31, 2020 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2021 and December 31, 2020 includes our Tri Pointe Homes trade name, which was historically included in our Tri Pointe Homes reportable segment. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$117,869	$56,528	$188,671	$88,411
Denominator:
Basic weighted-average shares outstanding	116,824,108	130,292,563	118,082,691	132,326,856
Effect of dilutive shares:
Stock options and unvested restricted stock units	945,976	214,004	838,649	436,919
Diluted weighted-average shares outstanding	117,770,084	130,506,567	118,921,340	132,763,775
Earnings per share
Basic	$1.01	$0.43	$1.60	$0.67
Diluted	$1.00	$0.43	$1.59	$0.67
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,805,413	3,090,298	2,101,688	2,992,479

4.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Escrow proceeds and other accounts receivable, net	$44,829	$16,642
Warranty insurance receivable (Note 13)	46,519	46,909
Total receivables	$91,348	$63,551

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $476,000 and $39,000 as of June 30, 2021 and December 31, 2020, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Real estate inventories owned:
Homes completed or under construction	$1,331,086	$1,006,980
Land under development	1,157,181	1,328,481
Land held for future development	200,214	212,939
Model homes	230,429	241,345
Total real estate inventories owned	2,918,910	2,789,745
Real estate inventories not owned:
Land purchase and land option deposits	166,672	120,397
Total real estate inventories not owned	166,672	120,397
Total real estate inventories	$3,085,582	$2,910,142

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest incurred	$22,558	$21,828	$43,737	$42,607
Interest capitalized	(22,558)	(21,828)	(43,737)	(42,607)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$182,729	$196,313	$182,228	$192,356
Interest capitalized as a cost of inventory	22,558	21,828	43,737	42,607
Interest previously capitalized as a cost of inventory, included in cost of sales	(31,124)	(21,806)	(51,802)	(38,628)
Capitalized interest in ending inventory	$174,163	$196,335	$174,163	$196,335

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	232	1,380	445	1,729
Total	$232	$1,380	$445	$1,729

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

6.    Investments in Unconsolidated Entities
As of June 30, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2021	December 31, 2020
Assets
Cash	$25,640	$15,430
Receivables	2,606	3,820
Real estate inventories	281,721	235,437
Other assets	699	546
Total assets	$310,666	$255,233
Liabilities and equity
Accounts payable and other liabilities	$60,839	$43,534
Company’s equity	74,051	75,056
Outside interests’ equity	175,776	136,643
Total liabilities and equity	$310,666	$255,233

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$12,588	$8,726	$20,397	$14,696
Other operating expense	(6,973)	(4,400)	(10,821)	(8,156)
Other loss, net	(4)	(1)	(4)	(4)
Net income	$5,611	$4,325	$9,572	$6,536
Company’s equity in income of unconsolidated entities	$3,933	$2,907	$6,611	$4,449

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2021			December 31, 2020
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	133,105	784,069	N/A	81,723	599,025	N/A
Other land option agreements	33,567	341,753	N/A	38,674	336,326	N/A
Total	$166,672	$1,125,822	$—	$120,397	$935,351	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $11.0 million and $9.5 million as of June 30, 2021 and December 31, 2020, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of June 30, 2021 and December 31, 2020, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets.
We have one intangible asset as of June 30, 2021, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,679)	17,300	27,979	(8,754)	19,225
Total	$167,283	$(10,679)	$156,604	$167,283	$(8,754)	$158,529

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during the three months ended June 30, 2021 compared to an ending balance of $1.9 million as of December 31, 2020. Amortization expense related to this intangible asset was $963,000 and $134,000 for the three-month periods ended June 30, 2021 and 2020, respectively and $1.9 million and $267,000 for the six-month periods ended June 30, 2021 and 2020, respectively. Amortization of this intangible was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing. All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$9,115	$14,984
Refundable fees and other deposits	20,324	22,029
Development rights, held for future use or sale	1,193	1,528
Deferred loan costs—loans payable	6,013	3,073
Operating properties and equipment, net	49,492	52,494
Lease right-of-use assets	48,871	48,798
Income tax receivable	13,693	—
Other	3,000	2,976
Total	$151,701	$145,882

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related costs	$39,246	$48,893
Warranty reserves (Note 13)	93,522	94,475
Estimated cost for completion of real estate inventories	102,976	93,292
Customer deposits	61,096	43,602
Income tax liability to Weyerhaeuser	307	240
Accrued income taxes payable	17,336	13,329
Accrued interest	5,512	4,655
Other tax liability	2,478	2,180
Lease liabilities	52,900	53,239
Other	19,765	12,835
Total	$395,138	$366,740

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(14,405)	(15,978)
Total	$1,085,595	$1,084,022

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
As of June 30, 2021, there were $11.4 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million as of both June 30, 2021 and December 31, 2020.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loan facility	$250,000	$250,000
Seller financed loans	8,979	8,979
Total	$258,979	$258,979
On June 10, 2021, we entered into a Second Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Modification, among other things, (i) increases the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $600.0 million to $650.0 million and (ii) extends the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 10, 2026; provided that the maturity date for $45.0 million of commitments under the Revolving Facility and $30.0 million of loans under the Term Facility, respectively, were not extended and remain scheduled to mature on March 29, 2023. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $100 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2021, we had no outstanding debt under the Revolving Facility and there was $593.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.19%. As of June 30, 2021, there were $6.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $528,000 and $617,000 as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, we had outstanding letters of credit of $47.9 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended June 30, 2021 and 2020, the Company incurred interest of $22.6 million and $21.8 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company incurred interest of $43.7 million and $42.6 million, respectively, related to all debt during the period and amortization of deferred financing and Senior Note discount costs of $2.2 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Accrued interest related to all outstanding debt at June 30, 2021 and December 31, 2020 was $5.5 million and $4.7 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2021 and December 31, 2020.

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
A summary of assets and liabilities at June 30, 2021 and December 31, 2020, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2021		December 31, 2020
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,096,953	$1,220,300	$1,096,494	$1,207,665
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$8,979	$8,979	$8,979	$8,979
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $11.4 million and $12.5 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the Senior Notes at June 30, 2021 and December 31, 2020 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2021 and December 31, 2020 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of June 30, 2021 and December 31, 2020 approximated book value due to the short term nature of these loans, both of which are scheduled to mature in 2021.

At June 30, 2021 and December 31, 2020, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$1,460	$2,243
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero and $1.3 million of legal reserves as of June 30, 2021 and December 31, 2020, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.5 million and $46.9 million as of June 30, 2021 and December 31, 2020, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warranty reserves, beginning of period	$94,793	$76,487	$94,475	$76,607
Warranty reserves accrued	5,779	6,988	12,293	12,144
Warranty expenditures	(7,050)	(4,285)	(13,246)	(9,561)
Warranty reserves, end of period	$93,522	$79,190	$93,522	$79,190

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $650.5 million and $615.4 million, respectively. As of June 30, 2021 and December 31, 2020, our estimated cost to complete obligations related to these surety bonds was $422.4 million and $323.2 million, respectively.
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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease Cost
Operating lease cost (included in SG&A expense)	$2,443	$2,456	$4,924	$4,794
Ground lease cost (included in other operations expense)	645	624	1,269	1,248
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(655)	(648)	(1,288)	(1,266)
Net lease cost	$2,433	$2,432	$4,905	$4,776

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$1,838	$2,220	$4,626	$4,234
Ground lease cash flows (included in operating cash flows)	$634	$624	$1,269	$1,248
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,135	$3,006	$1,155

	June 30, 2021	December 31, 2020
Weighted-average discount rate:
Operating leases	5.4%	5.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.0	5.5
Ground leases	46.6	47.0
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2021	$4,687	$1,561
2022	6,255	3,122
2023	5,260	3,122
2024	3,522	3,122
2025	2,376	3,122
Thereafter	7,608	81,808
Total lease payments	$29,708	$95,857
Less: Interest	4,563	68,101
Present value of operating lease liabilities	$25,145	$27,756
 __________
(1)    Ground leases are fully subleased through 2041, representing $63.5 million of the $95.9 million future ground lease obligations.
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of June 30, 2021, there were 4,709,017 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stock-based compensation	$4,506	$3,786	$8,162	$7,411

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2021, total unrecognized stock-based compensation related to all stock-based awards was $29.6 million and the weighted average term over which the expense was expected to be recognized was 2.0 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	650,770	$15.78	2.5	$1,155
Granted	—	—	—	—
Exercised	(196,049)	$15.90	—	—
Forfeited	—	$—	—	—
Options outstanding at June 30, 2021	454,721	$15.73	2.0	$2,566
Options exercisable at June 30, 2021	454,721	$15.73	2.0	$2,566

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2020	2,873,655	$15.35	$50,404
Granted	1,559,588	$18.79	—
Vested	(716,879)	$15.26	—
Forfeited	(321,809)	$12.84	—
Nonvested RSUs at June 30, 2021	3,394,555	$17.19	$72,542

RSUs that vested, as reflected in the table above, during the six months ended June 30, 2021 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the six months ended June 30, 2021 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On April 26, 2021, the Company granted an aggregate of 3,190 time-based RSUs to certain employees. The RSUs granted vest in equal installment annually beginning on April 26, 2022 over a three-year period. The fair value of each RSU granted on April 26, 2021 was measured using a price of $23.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On April 26, 2021, the Company granted an aggregate of 32,960 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to non-employee directors vest in their entirety on the day immediately prior to the Company’s 2022 annual meeting of stockholders. The fair value of each RSU granted on April 26, 2021 was measured using a price of $23.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On February 22, 2021, the Company granted an aggregate of 669,141 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR'”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2021 to December 31, 2023. The fair value of these performance-based RSUs was determined to be $19.22 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

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
We had net deferred tax assets of $44.4 million and $47.5 million as of June 30, 2021 and December 31, 2020. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2021 and December 31, 2020. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement. As of June 30, 2021 and December 31, 2020, we had an income tax liability to Weyerhaeuser of $307,000 and $240,000, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Our provision for income taxes totaled $39.3 million and $18.1 million for the three months ended June 30, 2021 and 2020, respectively and $62.9 million and $28.0 million for the six months ended June 30, 2021 and 2020, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2021 and December 31, 2020. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the six months ended June 30, 2021 and 2020.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(3,061)	$1,191
Income taxes paid (refunded), net	$69,308	$(12)
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$460	$579
Amortization of deferred loan costs capitalized to real estate inventory	$1,744	$1,844

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain and subject to rapid change, cannot be predicted and will depend upon future developments, including the emergence and spread of new strains or variants of COVID-19, the severity and duration of the outbreak, the duration of existing and future social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and efficacy of vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
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
•the effects of weather, including the occurrence of drought conditions in California;

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
Overview and Outlook
We are encouraged by the current backdrop of the housing market in the U.S., which remains very strong notwithstanding continuing challenges posed by the COVID-19 pandemic. The combination of historically low mortgage interest rates and historically low new home supply levels appear to be substantial factors driving higher demand within our industry. We believe the new home supply shortage is a significant factor that should serve as a buttress for the homebuilding industry both in the short and longer term. Interest rates, however, remain subject to volatility that may result from action taken by the Federal Reserve. Further, recent data have suggested that inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than expected several months ago. While we continue to monitor a variety of economic indicators, including employment levels and inflation levels, as well as their impact on mortgage interest rates, we believe the intensified demand for new homes resulting from the emergence of millennial buyers, along with a pandemic-induced shift in sentiment regarding the role of a home, will continue to drive demand for homes sales.
Near-record-low housing supply levels have both contributed to the unprecedented demand environment that we have experienced over the last several quarters and allowed us to raise prices to largely offset inflationary cost pressures. Although we do not believe that affordability has reached a ceiling at this stage in the housing cycle, current levels of pricing power may exceed sustainable longer-term levels. Further, we continue to contend with cost volatility due to, among other things, supply chain disruptions and overall high demand for materials that include our primary input costs. Moreover, supply chain disruptions, along with labor availability issues and municipality delays, continue to adversely impact cycle times in all of our markets. Due to the broad-based nature of such supply chain disruptions across the global economy, we expect that inefficiencies and delays within our supply chain may persist during the near term.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 24.6% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 9.6%. Our monthly absorption rate for the quarter was 4.7. These factors, along with an increase in average sales price of homes delivered to $653,000, allowed us to achieve net income of $117.9 million. While housing demand remains strong and our homebuilding gross margin percentage increased in the second quarter compared to the prior-year period, increased material costs could negatively impact our future homebuilding gross margins. As of June 30, 2021, our backlog units and dollar value of backlog have increased to 3,902 and $2.5 billion, respectively, up 53% and 50%, respectively, compared to the prior-year period. In addition, we ended the second quarter with total liquidity of $1.2 billion, including cash and cash equivalents of $556.5 million and $593.1 million of availability under our Credit Facility.

Our results for the three months ended June 30, 2021 may not be indicative of trends that will persist, as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding:
Home sales revenue	$1,009,307	$766,942	$1,725,982	$1,361,780
Land and lot sales revenue	5,416	220	6,939	220
Other operations revenue	660	648	1,323	1,266
Total revenues	1,015,383	767,810	1,734,244	1,363,266
Cost of home sales	761,215	601,434	1,306,571	1,074,316
Cost of land and lot sales	4,874	374	5,027	576
Other operations expense	686	624	1,310	1,248
Sales and marketing	45,489	45,194	85,949	87,831
General and administrative	51,263	37,554	92,612	77,391
Restructuring charges	—	5,549	—	5,549
Homebuilding income from operations	151,856	77,081	242,775	116,355
Equity in loss of unconsolidated entities	(16)	(25)	(29)	(39)
Other income (loss), net	149	(6,328)	257	(5,955)
Homebuilding income before income taxes	151,989	70,728	243,003	110,361
Financial Services:
Revenues	2,681	2,296	4,786	3,890
Expenses	1,485	1,285	2,892	2,364
Equity in income of unconsolidated entities	3,949	2,932	6,640	4,488
Financial services income before income taxes	5,145	3,943	8,534	6,014
Income before income taxes	157,134	74,671	251,537	116,375
Provision for income taxes	(39,265)	(18,143)	(62,866)	(27,964)
Net income	$117,869	$56,528	$188,671	$88,411
Earnings per share
Basic	$1.01	$0.43	$1.60	$0.67
Diluted	$1.00	$0.43	$1.59	$0.67
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,133	71.7	5.3	967	99.0	3.3	17%	(28)%	62%
Central	336	27.8	4.0	255	33.5	2.5	32%	(17)%	59%
East	153	15.0	3.4	110	11.8	3.1	39%	27%	9%
Total	1,622	114.5	4.7	1,332	144.3	3.1	22%	(21)%	53%

Net new home orders for the three months ended June 30, 2021 increased by 290, or 22%, to 1,622, compared to 1,332 during the prior-year period. The increase in net new home orders was due to a 53% increase in monthly absorption rates, offset by a 20% decrease in average selling communities. New home order demand was exceptionally strong throughout the quarter as mortgage interest rates remained below historical levels and available housing inventory remained low. The strong demand environment, which has persisted since June 2020, has remained well above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs. We expect our community count to grow throughout the second half of 2021 as new communities in our pipeline begin to open in the forthcoming quarters.
Our West segment reported a 17% increase in net new home orders driven by a 62% increase in monthly absorption rate offset by a 28% decrease in average selling communities. As mentioned above, the demand environment during the first quarter was exceptionally strong, which we experienced in all of our markets in our West segment, as reflected by the 5.3 monthly absorption rate. The sustained high absorption rates we experienced in the current-year period contributed to a decline in average selling communities, as our rate of community close outs accelerated beyond our current capacity to open new ones. As we enter the second half of 2021, however, we anticipate that the number of new community openings will begin to largely offset and potentially eclipse our rate of close outs. Our Central segment reported a 32% increase in net new home orders due to a 59% increase in monthly absorption rates, offset by a 17% decrease in average selling communities. Absorption rates achieved in our Central segment remained strong, as both Texas and Colorado remain increasingly desirable locations due, in part, to in-migration trends as to such states. Our East segment reported a 39% increase in net new home orders due to a 27% increase in average selling communities along with a 9% increase in monthly absorption rates. While the order growth and absorption rate increases in the markets in our East segment were less significant as compared to our consolidated results, demand levels in the markets in our East segment remain strong, as evidenced by our 3.4 monthly absorption rate during the quarter. Community growth in our East segment was due in large part to our operations in Charlotte and Raleigh, North Carolina, where we commenced selling homes during the second half of 2020, as all activity in the East region during the prior-year period occurred in our DC Metro market.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2021			As of June 30, 2020			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,536	$1,756,858	$693	1,856	$1,293,450	$697	37%	36%	(1)%
Central	948	499,295	527	411	200,820	489	131%	149%	8%
East	418	268,289	642	291	184,798	635	44%	45%	1%
Total	3,902	$2,524,442	$647	2,558	$1,679,068	$656	53%	50%	(1)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 7% and 21% during the three-month periods ended June 30, 2021 and 2020, respectively. The dollar value of backlog was $2.5 billion as of June 30, 2021, an increase of $845.4 million, or 50%, compared to $1.7 billion as of June 30, 2020. This increase was due to an increase in backlog units of 1,344, or 53%, to 3,902 as of June 30, 2021, compared to 2,558 as of June 30, 2020, which was due primarily to increased order activity since the beginning of the third quarter of 2020 and a reduction in backlog conversion due to construction delays resulting from supply chain and labor dynamics. The average sales price of backlog units was $647,000 as of June 30, 2021, a decrease of $9,000, or 1%, compared to $656,000 at June 30, 2020. This decrease was due primarily to a combination of product mix as well as the geographic composition of backlog units, which included a greater percentage of units from certain of our markets that generally have lower average sales prices.
Backlog dollar value in our West segment increased 36% due to a 37% increase in backlog units. The higher backlog levels were due primarily to the increased order activity we experienced in the second half of 2020 and through the first six months of 2021. As we ended 2020 with an 82% increase in backlog units compared to 2019, we began 2021 with a substantial level of units in backlog. Our Central segment expanded its backlog dollar value by 149% on a 131% increase in backlog units. This strong growth was due primarily to the combination of a 40% increase in backlog as of the end of 2020 compared to the prior year, as well as a 59% increase in net new home orders in the first half of 2021 and a decrease of 6% in deliveries for the current year-to-date period. These results are due primarily to the strong demand environment experienced within our Central segment, though a slowdown in backlog conversion due to construction delays resulting from various supply chain and labor dynamics caused by the pandemic, along with weather related delays experienced in Texas during the first quarter of the current year, contributed to the increased backlog, as well. Backlog dollar value in our East segment increased by 45% due to a 44% increase in backlog units. Order activity in the second half of 2020 contributed to elevated levels of backlog to begin the current year, which increased further due to year-over-year increases in net new home orders during the current year-to-date period. As we began selling homes in both Charlotte and Raleigh in the second half of 2020, our 64 units of backlog in these markets for the current period had no prior-year period comparable numbers.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,117	$778,881	$697	804	$539,379	$671	39%	44%	4%
Central	292	149,620	512	309	153,957	498	(6)%	(3)%	3%
East	136	80,806	594	116	73,606	635	17%	10%	(6)%
Total	1,545	$1,009,307	$653	1,229	$766,942	$624	26%	32%	5%

Home sales revenue increased $242.4 million, or 32%, to $1.0 billion for the three months ended June 30, 2021. The increase was comprised of (i) $197.2 million related to an increase of 316 new homes delivered in the three months ended June 30, 2021 compared to the prior-year period and (ii) $45.2 million related to an increase of $29,000 in average sales price of homes delivered in the three months ended June 30, 2021 compared to the prior-year period.
Home sales revenue in our West segment increased 44% due to a 39% increase in new homes delivered and a 4% increase in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our Central segment decreased 3% due to a 6% decrease in new homes delivered, offset by a 3% increase in average sales price. The decrease in new homes delivered was due to delays resulting from broader supply chain constraints. As backlog units have increased 131% on a year-over-year basis, however, we expect that deliveries in Central segment should regain favorable comparisons in the second half of 2021. Home sales revenue increased in our East segment by 10% due to a 17% increase in new homes delivered, offset by a 6% decrease in average sales price. The increase in new homes delivered was due to a higher number of backlog units to start the current-year period compared to the prior-year period, whereas the decrease in average sales price is due to product mix.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2021	%	2020	%
Home sales revenue	$1,009,307	100.0%	$766,942	100.0%
Cost of home sales	761,215	75.4%	601,434	78.4%
Homebuilding gross margin	248,092	24.6%	165,508	21.6%
Add: interest in cost of home sales	30,851	3.1%	21,801	2.8%
Add: impairments and lot option abandonments	232	0.0%	1,380	0.2%
Adjusted homebuilding gross margin(1)	$279,175	27.7%	$188,689	24.6%
Homebuilding gross margin percentage	24.6%		21.6%
Adjusted homebuilding gross margin percentage(1)	27.7%		24.6%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 24.6% for the three months ended June 30, 2021 as compared to 21.6% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and the realization of price increases to units that we began selling into backlog beginning in mid-2020, at which time new home demand had begun to materially rebound from the COVID-19-induced slowdown. The strong demand environment has resulted in lower incentives and has allowed us to raise prices in all of our markets. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.7% for the three months ended June 30, 2021, compared to 24.6% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$45,489	$45,194	4.5%	5.9%
General and administrative (G&A)	51,263	37,554	5.1%	4.9%
Total sales and marketing and G&A	$96,752	$82,748	9.6%	10.8%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 9.6% for the three months ended June 30, 2021, compared to 10.8% in the prior-year period. Total SG&A expense increased $14.0 million to $96.8 million for the three months ended June 30, 2021 from $82.7 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.5% for the three months ended June 30, 2021, compared to 5.9% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 32% increase in homebuilding revenue compared to the prior-year period.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 5.1% of home sales revenue for the three months ended June 30, 2021 compared to 4.9% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 32% increase in homebuilding revenue compared to the prior-year period. G&A expense increased to $51.3 million for the three months ended June 30, 2021 compared to $37.6 million for the prior-year period, largely due to higher incentive compensation expense.
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, during the three months ended June 30, 2020 we incurred $5.5 million of pre-tax restructuring charges consisting of severance and related costs, all of which had been paid as of December 31, 2020. No restructuring charges have been incurred in the current year.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $22.6 million and $21.8 million for the three months ended June 30, 2021 and 2020, respectively. All interest incurred in both periods was capitalized.

Income Tax
For the three months ended June 30, 2021, we recorded a tax provision of $39.3 million based on an effective tax rate of 25.0%. For the three months ended June 30, 2020, we recorded a tax provision of $18.1 million based on an effective tax rate of 24.3%. The increase in provision for income taxes is due to a $82.5 million increase in income before income taxes to $157.1 million for the three months ended June 30, 2021, compared to $74.7 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $5.1 million for the three months ended June 30, 2021 compared to $3.9 million for the prior-year period. This increase is due to higher home sales volume in the three months ended June 30, 2021 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,410	70.9	5.7	2,163	95.5	3.8	11%	(26)%	50%
Central	870	28.3	5.1	548	34.2	2.7	59%	(17)%	89%
East	329	14.2	3.9	282	12.7	3.7	17%	12%	5%
Total	3,609	113.4	5.3	2,993	142.4	3.5	21%	(20)%	51%

Net new home orders for the six months ended June 30, 2021 increased by 616, or 21%, to 3,609, compared to 2,993 during the prior-year period. The increase in net new home orders was due to a 51% increase in monthly absorption rates, offset by a 20% decrease in average selling communities. New home order demand has been exceptionally strong throughout 2021 due in part to sustained low mortgage interest rates and reduced levels of available housing inventory. The strong demand environment, which has persisted since June 2020, has remained well above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs. We expect our community count to grow throughout 2021 as new communities in our pipeline begin to open in the forthcoming quarters.
Our West segment reported an 11% increase in net new home orders driven by a 50% increase in monthly absorption rate offset by a 26% decrease in average selling communities. As mentioned above, the demand environment during the first quarter was exceptionally strong, which we experienced in all of our markets in our West segment. The sustained high absorption rates we experienced in the current-year period contributed to a decline in average selling communities, as our rate of community close outs accelerated beyond our current capacity to open new ones. Our Central segment reported a 59% increase in net new home orders due to an 89% increase in monthly absorption rates, offset by a 17% decrease in average selling communities. We experienced an increase in absorption rates in each of our markets in our Central segment, as both Texas and Colorado appear to be increasingly desirable locations due, in part, to in-migration trends as to such states. Our East segment reported a 17% increase in net new home orders due to a 12% increase in average selling communities and a 5% increase in monthly absorption rates. While the order growth and absorption rate increases in the markets in our East segment were less significant as compared to our consolidated results, demand levels in the markets in our East segment remain substantially above historical averages, as evidenced by our 3.9 monthly absorption rate during the period. All activity in the East region during the prior-year period occurred in our DC Metro market, as we had not yet begun to actively sell homes in either the Charlotte or Raleigh markets during such prior-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,886	$1,316,769	$698	1,415	$955,304	$675	33%	38%	3%
Central	546	270,738	496	582	286,433	492	(6)%	(5)%	1%
East	239	138,475	579	190	120,043	632	26%	15%	(8)%
Total	2,671	$1,725,982	$646	2,187	$1,361,780	$623	22%	27%	4%

Home sales revenue increased $364.2 million, or 27%, to $1.7 billion for the six months ended June 30, 2021. The increase was comprised of (i) $301.4 million related to an increase of 484 new homes delivered in the six months ended June 30, 2021 compared to the prior-year period and (ii) $62.8 million related to an increase of $23,000 in average sales price of homes delivered in the six months ended June 30, 2021 compared to the prior-year period.
Home sales revenue in our West segment increased 38% due to a 33% increase in new homes delivered and a 3% increase in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our Central segment decreased 5% due to a 6% decrease in new homes delivered. The decrease in new homes delivered was due in part to longer cycle times associated with the weather-induced electricity issues experienced in Texas during the first quarter, as well as delays resulting from broader supply chain and labor constraints. Home sales revenue increased in our East segment by 15% due to a 26% increase in new homes delivered, offset by an 8% decrease in average sales price. The increase in new homes delivered was due to a higher number of backlog units to start the current-year period compared to the prior-year period, whereas the decrease in average sales price is due to product mix.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2021	%	2020	%
Home sales revenue	$1,725,982	100.0%	$1,361,780	100.0%
Cost of home sales	1,306,571	75.7%	1,074,316	78.9%
Homebuilding gross margin	419,411	24.3%	287,464	21.1%
Add: interest in cost of home sales	51,529	3.0%	38,623	2.8%
Add: impairments and lot option abandonments	445	0.0%	1,729	0.1%
Adjusted homebuilding gross margin(1)	$471,385	27.3%	$327,816	24.1%
Homebuilding gross margin percentage	24.3%		21.1%
Adjusted homebuilding gross margin percentage(1)	27.3%		24.1%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 24.3% for the six months ended June 30, 2021 as compared to 21.1% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and the realization of price increases to units that we began selling into backlog beginning in mid-2020, at which time new home demand had begun to materially rebound from the COVID-19-induced slowdown. The strong demand environment has resulted in lower incentives and has allowed us to raise prices in all of our markets. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.3% for the six months ended June 30, 2021, compared to 24.1% for the prior-year period.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$85,949	$87,831	5.0%	6.4%
General and administrative (G&A)	92,612	77,391	5.4%	5.7%
Total sales and marketing and G&A	$178,561	$165,222	10.3%	12.1%

Total SG&A as a percentage of home sales revenue decreased to 10.3% for the six months ended June 30, 2021, compared to 12.1% in the prior-year period. Total SG&A expense increased $13.3 million to $178.6 million for the six months ended June 30, 2021 from $165.2 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.0% for the six months ended June 30, 2021, compared to 6.4% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 27% increase in homebuilding revenue compared to the prior-year period. Sales and marketing expense decreased to $85.9 million for the six months ended June 30, 2021 compared to $87.8 million for the prior-year period.
G&A expense as a percentage of home sales revenue decreased to 5.4% of home sales revenue for the six months ended June 30, 2021 compared to 5.7% for the prior-year period largely due to higher leverage on our G&A expense as a result of the 27% increase in homebuilding revenue compared to the prior-year period. G&A expense increased to $92.6 million for the six months ended June 30, 2021 compared to $77.4 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $43.7 million and $42.6 million for the six months ended June 30, 2021 and 2020, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the six months ended June 30, 2021, we recorded a tax provision of $62.9 million based on an effective tax rate of 25.0%. For the six months ended June 30, 2020, we recorded a tax provision of $28.0 million based on an effective tax rate of 24.0%. The increase in provision for income taxes is due to a $135.2 million increase in income before income taxes to $251.5 million for the six months ended June 30, 2021, compared to $116.4 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $8.5 million for the six months ended June 30, 2021 compared to $6.0 million for the prior-year period. This increase is due to higher home sales volume in the six months ended June 30, 2021 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Lots Owned or Controlled by Segment
Lots owned or controlled include our share of lots controlled by our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2021	2020	Amount	%
Lots Owned
West	16,065	17,309	(1,244)	(7)%
Central	5,065	3,368	1,697	50%
East	1,576	1,072	504	47%
Total	22,706	21,749	957	4%
Lots Controlled(1)
West	5,673	3,363	2,310	69%
Central	5,341	1,971	3,370	171%
East	3,392	2,717	675	25%
Total	14,406	8,051	6,355	79%
Total Lots Owned or Controlled(1)	37,112	29,800	7,312	25%
__________
(1)As of June 30, 2021 and 2020, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2021, lots controlled for Central and East include 2,060 lots and 184 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2021 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. While the ultimate effects of the COVID-19 pandemic on the U.S. economic environment remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2021, we had total liquidity of $1.2 billion, including cash and cash equivalents of $556.5 million and $593.1 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2021, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On June 10, 2021, we entered into a Second Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Modification, among other things, (i) increases the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $600.0 million to $650.0 million and (ii) extends the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 10, 2026; provided that the maturity date for $45.0 million of commitments under the Revolving Facility and $30.0 million of loans under the Term Facility, respectively, were not extended and remain scheduled to mature on March 29, 2023. We may increase the Credit Facility to not more than $1 billion in the aggregate, at our request, upon satisfaction of specified conditions. The Revolving Facility contains a sublimit of $100 million for letters of credit. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates on borrowings under the Revolving Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates on borrowings under the Term Facility will be based on either a daily Eurocurrency base rate or a Eurocurrency rate, in either case, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2021, we had no outstanding debt under the Revolving Facility and there was $593.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.19%. As of June 30, 2021, there were $6.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Agreement that will amortize over the remaining term of the Credit Agreement. Accrued interest, including loan commitment fees, related to the Credit Agreement was $528,000 and $617,000 as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, we had outstanding letters of credit of $47.9 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2021	2021
Consolidated Tangible Net Worth	$2,122,688	$1,689,033
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	27.7%	≤55%
(Not to exceed 55%)
Interest Coverage Test	8.0	≥1.5
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
As of June 30, 2021, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On November 11, 2020, we announced the approval of a new stock repurchase program authorizing the repurchase of up to $250 million of common stock through December 31, 2021 (the “Repurchase Program”). On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2021, we repurchased and retired an aggregate of 3,666,676 shares of our common stock under the Repurchase Program for $82.9 million. For the six months ended June 30, 2021, we repurchased and retired an aggregate of 7,326,237 million shares of common stock for a total of $148.3 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Loans Payable	$258,979	$258,979
Senior Notes	1,085,595	1,084,022
Total debt	1,344,574	1,343,001
Stockholders’ equity	2,279,290	2,232,537
Total capital	$3,623,864	$3,575,538
Ratio of debt-to-capital(1)	37.1%	37.6%

Total debt	$1,344,574	$1,343,001
Less: Cash and cash equivalents	(556,483)	(621,295)
Net debt	788,091	721,706
Stockholders’ equity	2,279,290	2,232,537
Net capital	$3,067,381	$2,954,243
Ratio of net debt-to-net capital(2)	25.7%	24.4%
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

Cash Flows—Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:
•Net cash provided by operating activities decreased by $68.9 million to $97.3 million for the six months ended June 30, 2021 compared to net cash provided by operating activities of $166.2 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in net income to $188.7 million for the six months ended June 30, 2021 compared to $88.4 million in the prior-year period, (ii) an increase in cash used for real estate inventory purchases of $227.6 million and (iii) other offsetting changes in other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities. The timing of cash used for real estate inventory purchases for the prior-year period was impacted by uncertainty surrounding the onset of the COVID-19 pandemic.
•Net cash used in investing activities was $8.5 million for the six months ended June 30, 2021, compared to net cash used of $37.7 million for the prior-year period. The change in net cash used in investing activities was due mainly to the net change in cash flows related to investments in unconsolidated entities and a decrease in purchases of property and equipment.
•Net cash used in financing activities was $153.7 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $17.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $148.3 million of cash used for share repurchases. The prior-year period cash provided by financing activities was due primarily to the net borrowing of $128.3 million under our Revolving Facility offset by $102.0 million of cash used for share repurchases for the six months ended June 30, 2020. The borrowing under our Revolving Facility in the prior-year period was due primarily to the uncertainty surrounding the onset of the COVID-19 pandemic.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2021, we had $166.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.1 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
A Guarantor of the 2027 Notes and the 2028 Notes shall be released from all of its obligations under its guarantee if (i) all of the assets of the Guarantor have been sold; (ii) all of the equity interests of the Guarantor held by Tri Pointe or a subsidiary thereof have been sold; (iii) the Guarantor merges with and into Tri Pointe or another Guarantor, with Tri Pointe or such other Guarantor surviving the merger; (iv) the Guarantor is designated “unrestricted” for covenant purposes; (v) the Guarantor ceases to guarantee any indebtedness of Tri Pointe or any other Guarantor which gave rise to such Guarantor guaranteeing the 2027 Notes or the 2028 Notes; (vi) Tri Pointe exercises its legal defeasance or covenant defeasance options; or (vii) all obligations under the applicable supplemental indenture are discharged.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2021. We did not enter into during the six months ended June 30, 2021, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2021, we repurchased and retired an aggregate of 3,666,676 shares of our common stock under the Repurchase Program for $82.9 million. For the six months ended June 30, 2021, we repurchased and retired an aggregate of 7,326,237 million shares of common stock for a total of $148.3 million.
During the three months ended June 30, 2021, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2021 to April 30, 2021	1,600,000	$21.92	1,600,000	$100,473,827
May 1, 2021 to May 31, 2021	1,124,500	$24.42	1,124,500	$73,015,566
June 1, 2021 to June 30, 2021	942,176	$21.56	942,176	$52,697,628
Total	3,666,676	$22.60	3,666,676
__________
(1)Subsequent to June 30, 2021 and through the date of this filing, we repurchased an additional 2,125,892 shares of common stock at an average price per share of $21.33 for an aggregate dollar amount of approximately $45.3 million under the Repurchase Program. On July 22, 2021, we announced an increase in the authorization under the Repurchase Program of $250 million and the extension of the term of the Repurchase Program through December 31, 2022.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1	Second Modification Agreement, dated as of June 10, 2021, among Tri Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 11, 2021))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: July 22, 2021	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 22, 2021	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)