Form 10-Q
period 2021-09-30
Tri Pointe Homes, Inc.
filed 2021-10-22
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
111,138,337 shares of the registrant's common stock were issued and outstanding as of October 12, 2021.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$587,405	$621,295
Receivables	86,926	63,551
Real estate inventories	3,136,477	2,910,142
Investments in unconsolidated entities	75,046	75,056
Goodwill and other intangible assets, net	156,603	158,529
Deferred tax assets, net	43,618	47,525
Other assets	147,610	145,882
Total assets	$4,233,685	$4,021,980
Liabilities
Accounts payable	$119,699	$79,690
Accrued expenses and other liabilities	416,056	366,740
Loans payable	257,381	258,979
Senior notes, net	1,086,401	1,084,022
Total liabilities	1,879,537	1,789,431

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 112,386,496 and 121,882,778 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,124	1,219
Additional paid-in capital	145,004	345,137
Retained earnings	2,208,008	1,886,181
Total stockholders’ equity	2,354,136	2,232,537
Noncontrolling interests	12	12
Total equity	2,354,148	2,232,549
Total liabilities and equity	$4,233,685	$4,021,980

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding:
Home sales revenue	$1,028,950	$826,036	$2,754,932	$2,187,816
Land and lot sales revenue	581	3,242	7,520	3,462
Other operations revenue	646	634	1,969	1,900
Total revenues	1,030,177	829,912	2,764,421	2,193,178
Cost of home sales	758,024	643,456	2,064,595	1,717,772
Cost of land and lot sales	891	3,214	5,918	3,790
Other operations expense	801	624	2,111	1,872
Sales and marketing	44,875	44,714	130,824	132,545
General and administrative	53,490	36,323	146,102	113,714
Restructuring charges	—	54	—	5,603
Homebuilding income from operations	172,096	101,527	414,871	217,882
Equity in (loss) income of unconsolidated entities	(43)	106	(72)	67
Other income (loss), net	171	(3,120)	428	(9,075)
Homebuilding income before income taxes	172,224	98,513	415,227	208,874
Financial Services:
Revenues	3,016	2,552	7,802	6,442
Expenses	1,618	1,334	4,510	3,698
Equity in income of unconsolidated entities	3,946	3,273	10,586	7,761
Financial services income before income taxes	5,344	4,491	13,878	10,505
Income before income taxes	177,568	103,004	429,105	219,379
Provision for income taxes	(44,412)	(24,322)	(107,278)	(52,286)
Net income	$133,156	$78,682	$321,827	$167,093
Earnings per share
Basic	$1.18	$0.61	$2.77	$1.27
Diluted	$1.17	$0.61	$2.75	$1.27
Weighted average shares outstanding
Basic	112,781,663	128,941,901	116,296,265	131,190,301
Diluted	113,782,251	129,515,114	117,188,893	131,672,652

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302
Net income	—	—	—	133,156	133,156	—	133,156
Shares issued under share-based awards	149,618	1	2,489	—	2,490	—	2,490
Stock-based compensation expense	—	—	4,410	—	4,410	—	4,410
Share repurchases	(2,974,328)	(27)	(65,183)	—	(65,210)	—	(65,210)
Balance at September 30, 2021	112,386,496	$1,124	$145,004	$2,208,008	$2,354,136	$12	$2,354,148

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	321,827	321,827	—	321,827
Shares issued under share-based awards	804,283	8	5,317	—	5,325	—	5,325
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	—	12,572	—	12,572	—	12,572
Share repurchases	(10,300,565)	(103)	(213,386)	—	(213,489)	—	(213,489)
Balance at September 30, 2021	112,386,496	$1,124	$145,004	$2,208,008	$2,354,136	$12	$2,354,148

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	130,325,865	$1,303	$482,111	$1,692,385	$2,175,799	$12	$2,175,811
Net income	—	—	—	78,682	78,682	—	78,682
Shares issued under share-based awards	162,067	1	2,190	—	2,191	—	2,191
Stock-based compensation expense	—	—	3,477	—	3,477	—	3,477
Share repurchases	(3,662,738)	(36)	(62,025)	—	(62,061)	—	(62,061)
Balance at September 30, 2020	126,825,194	$1,268	$425,753	$1,771,067	$2,198,088	$12	$2,198,100

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	167,093	167,093	—	167,093
Shares issued under share-based awards	896,622	9	3,103	—	3,112	—	3,112
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,473)	—	(5,473)	—	(5,473)
Stock-based compensation expense		—	10,888		10,888		10,888
Share repurchases	(10,221,061)	(102)	(163,960)	—	(164,062)	—	(164,062)
Balance at September 30, 2020	126,825,194	$1,268	$425,753	$1,771,067	$2,198,088	$12	$2,198,100

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$321,827	$167,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,098	19,196
Equity in income of unconsolidated entities, net	(10,513)	(7,828)
Deferred income taxes, net	3,907	19,152
Amortization of stock-based compensation	12,572	10,888
Charges for impairments and lot option abandonments	713	2,044
Changes in assets and liabilities:
Real estate inventories	(223,972)	78,025
Receivables	(23,375)	(4,134)
Other assets	(1,561)	(6,191)
Accounts payable	40,009	27,944
Accrued expenses and other liabilities	49,317	12,667
Returns on investments in unconsolidated entities, net	10,941	9,035
Loss on extinguishment of debt	—	10,243
Net cash provided by operating activities	203,963	338,134
Cash flows from investing activities:
Purchases of property and equipment	(19,467)	(16,782)
Proceeds from sale of property and equipment	—	26
Returns of (investments in) unconsolidated entities, net	(418)	(26,822)
Net cash used in investing activities	(19,885)	(43,578)
Cash flows from financing activities:
Borrowings from debt	—	850,000
Repayment of debt	(1,598)	(808,791)
Debt issuance costs	(3,570)	(4,768)
Proceeds from issuance of common stock under share-based awards	5,325	3,112
Minimum tax withholding paid on behalf of employees for share-based awards	(4,636)	(5,473)
Share repurchases	(213,489)	(164,062)
Net cash used in financing activities	(217,968)	(129,982)
Net (decrease) increase in cash and cash equivalents	(33,890)	164,574
Cash and cash equivalents–beginning of period	621,295	329,011
Cash and cash equivalents–end of period	$587,405	$493,585

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its potential impacts on our future results.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2021 and December 31, 2020 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, during the nine months ended September 30, 2020 we incurred $5.6 million of pre-tax restructuring charges consisting of severance and related costs, all of which had been paid as of December 31, 2020.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
West	$771,574	$594,520	$2,096,572	$1,551,090
Central	167,267	136,342	438,005	422,775
East	91,336	99,050	229,844	219,313
Total homebuilding revenues	1,030,177	829,912	2,764,421	2,193,178
Financial services	3,016	2,552	7,802	6,442
Total	$1,033,193	$832,464	$2,772,223	$2,199,620

Income before taxes
West	$146,040	$83,497	$355,871	$180,714
Central	18,524	9,211	44,074	21,280
East	7,660	5,805	15,282	6,880
Total homebuilding income before income taxes	172,224	98,513	415,227	208,874
Financial services	5,344	4,491	13,878	10,505
Total	$177,568	$103,004	$429,105	$219,379

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate inventories
West	$2,282,538	$2,296,013
Central	548,072	386,204
East	305,867	227,925
Total	$3,136,477	$2,910,142

Total assets(1)
West	$2,533,073	$2,556,961
Central	634,753	468,699
East	364,020	284,437
Corporate	658,680	672,536
Total homebuilding assets	4,190,526	3,982,633
Financial services	43,159	39,347
Total	$4,233,685	$4,021,980
__________
(1)    Total assets as of September 30, 2021 and December 31, 2020 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2021 and December 31, 2020 includes our Tri Pointe Homes trade name, which was historically included in our Tri Pointe Homes reportable segment. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$133,156	$78,682	$321,827	$167,093
Denominator:
Basic weighted-average shares outstanding	112,781,663	128,941,901	116,296,265	131,190,301
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,000,588	573,213	892,628	482,351
Diluted weighted-average shares outstanding	113,782,251	129,515,114	117,188,893	131,672,652
Earnings per share
Basic	$1.18	$0.61	$2.77	$1.27
Diluted	$1.17	$0.61	$2.75	$1.27
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,795,929	1,666,469	1,999,768	2,550,475

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Escrow proceeds and other accounts receivable, net	$40,407	$16,642
Warranty insurance receivable (Note 13)	46,519	46,909
Total receivables	$86,926	$63,551

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 and $39,000 as of September 30, 2021 and December 31, 2020, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Real estate inventories owned:
Homes completed or under construction	$1,366,780	$1,006,980
Land under development	1,157,605	1,328,481
Land held for future development	200,776	212,939
Model homes	221,629	241,345
Total real estate inventories owned	2,946,790	2,789,745
Real estate inventories not owned:
Land purchase and land option deposits	189,687	120,397
Total real estate inventories not owned	189,687	120,397
Total real estate inventories	$3,136,477	$2,910,142

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest incurred	$24,280	$20,063	$68,017	$62,670
Interest capitalized	(24,280)	(20,063)	(68,017)	(62,670)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$174,163	$196,335	$182,228	$192,356
Interest capitalized as a cost of inventory	24,280	20,063	68,017	62,670
Interest previously capitalized as a cost of inventory, included in cost of sales	(25,655)	(23,538)	(77,457)	(62,166)
Capitalized interest in ending inventory	$172,788	$192,860	$172,788	$192,860

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	268	315	713	2,044
Total	$268	$315	$713	$2,044

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

6.    Investments in Unconsolidated Entities
As of September 30, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2021	December 31, 2020
Assets
Cash	$33,390	$15,430
Receivables	5,440	3,820
Real estate inventories	284,454	235,437
Other assets	592	546
Total assets	$323,876	$255,233
Liabilities and equity
Accounts payable and other liabilities	$69,042	$43,534
Company’s equity	75,046	75,056
Outside interests’ equity	179,788	136,643
Total liabilities and equity	$323,876	$255,233

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$14,900	$8,993	$35,297	$23,689
Other operating expense	(8,897)	(4,166)	(19,718)	(12,322)
Other loss, net	—	—	(4)	(4)
Net income	$6,003	$4,827	$15,575	$11,363
Company’s equity in income of unconsolidated entities	$3,903	$3,379	$10,514	$7,828

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2021			December 31, 2020
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	157,736	873,854	N/A	81,723	599,025	N/A
Other land option agreements	31,951	342,033	N/A	38,674	336,326	N/A
Total	$189,687	$1,215,887	$—	$120,397	$935,351	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $15.0 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of September 30, 2021 and December 31, 2020, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets.
We have one intangible asset as of September 30, 2021, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(8,754)	19,225
Total	$167,283	$(10,680)	$156,603	$167,283	$(8,754)	$158,529

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during the six months ended June 30, 2021 compared to an ending balance of $1.9 million as of December 31, 2020. Amortization expense related to this intangible asset was $134,000 for the three-month period ended September 30, 2020 and $1.9 million and $401,000 for the nine-month periods ended September 30, 2021 and 2020, respectively. Amortization of this intangible was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing. All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$15,109	$14,984
Refundable fees and other deposits	19,794	22,029
Development rights, held for future use or sale	1,192	1,528
Deferred loan costs—loans payable	5,713	3,073
Operating properties and equipment, net	49,790	52,494
Lease right-of-use assets	52,732	48,798
Income tax receivable	306	—
Other	2,974	2,976
Total	$147,610	$145,882

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and related costs	$46,846	$48,893
Warranty reserves (Note 13)	91,980	94,475
Estimated cost for completion of real estate inventories	109,718	93,292
Customer deposits	62,912	43,602
Income tax liability to Weyerhaeuser	307	240
Accrued income taxes payable	4,507	13,329
Accrued interest	21,460	4,655
Other tax liability	2,353	2,180
Lease liabilities	56,506	53,239
Other	19,467	12,835
Total	$416,056	$366,740

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(13,599)	(15,978)
Total	$1,086,401	$1,084,022

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

Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
As of September 30, 2021, there were $10.8 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million as of both September 30, 2021 and December 31, 2020.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loan facility	$250,000	$250,000
Seller financed loans	7,381	8,979
Total	$257,381	$258,979
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
As of September 30, 2021, we had no outstanding debt under the Revolving Facility and there was $589.9 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.19%. As of September 30, 2021, there were $5.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $561,000 and $617,000 as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, we had outstanding letters of credit of $52.7 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended September 30, 2021 and 2020, the Company incurred interest of $24.3 million and $20.1 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million for both the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred interest of $68.0 million and $62.7 million, respectively, related to all debt during the period and amortization of deferred financing and Senior Note discount costs of $3.3 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest related to all outstanding debt at September 30, 2021 and December 31, 2020 was $21.5 million and $4.7 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2021 and December 31, 2020.

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
A summary of assets and liabilities at September 30, 2021 and December 31, 2020, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2021		December 31, 2020
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,097,189	$1,220,583	$1,096,494	$1,207,665
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$7,381	$7,381	$8,979	$8,979
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $10.8 million and $12.5 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the Senior Notes at September 30, 2021 and December 31, 2020 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2021 and December 31, 2020 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of September 30, 2021 and December 31, 2020 approximated book value due to the short term nature of these loans, both of which are scheduled to mature in 2021.

At September 30, 2021 and December 31, 2020, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$1,460	$2,243
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero and $1.3 million of legal reserves as of September 30, 2021 and December 31, 2020, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $46.5 million and $46.9 million as of September 30, 2021 and December 31, 2020, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warranty reserves, beginning of period	$93,522	$79,190	$94,475	$76,607
Warranty reserves accrued	4,194	7,025	16,487	19,169
Warranty expenditures	(5,736)	(4,348)	(18,982)	(13,909)
Warranty reserves, end of period	$91,980	$81,867	$91,980	$81,867

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $670.0 million and $615.4 million, respectively. As of September 30, 2021 and December 31, 2020, our estimated cost to complete obligations related to these surety bonds was $452.0 million and $323.2 million, respectively.
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
Ground Leases
In 1987, we obtained two 55-year ground leases of commercial property that provided for three renewal options of ten years each and one 45-year renewal option. We exercised the three 10-year extensions on one of these ground leases to extend the lease through 2071. The commercial buildings on these properties have been sold and the ground leases have been sublet to the buyers.
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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in SG&A expense)	$2,309	$2,300	$7,233	$7,094
Ground lease cost (included in other operations expense)	635	624	1,904	1,872
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(644)	(634)	(1,932)	(1,900)
Net lease cost	$2,300	$2,290	$7,205	$7,066

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,540	$2,109	$7,166	$6,343
Ground lease cash flows (included in operating cash flows)	$635	$624	$1,904	$1,872
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,654	$290	$8,660	$1,445

	September 30, 2021	December 31, 2020
Weighted-average discount rate:
Operating leases	5.5%	5.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.7	5.5
Ground leases	46.3	47.0
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2021	$2,401	$780
2022	6,513	3,122
2023	5,620	3,122
2024	4,028	3,122
2025	3,063	3,122
Thereafter	13,299	81,808
Total lease payments	$34,924	$95,076
Less: Interest	6,108	67,320
Present value of operating lease liabilities	$28,816	$27,756
 __________
(1)    Ground leases are fully subleased through 2041, representing $62.7 million of the $95.1 million future ground lease obligations.
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of September 30, 2021, there were 4,757,400 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stock-based compensation	$4,410	$3,477	$12,572	$10,888

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2021, total unrecognized stock-based compensation related to all stock-based awards was $24.5 million and the weighted average term over which the expense was expected to be recognized was 1.8 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	650,770	$15.78	2.5	$1,155
Granted	—	—	—	—
Exercised	(345,667)	$16.23	—	—
Forfeited	—	$—	—	—
Options outstanding at September 30, 2021	305,103	$15.27	1.8	$1,754
Options exercisable at September 30, 2021	305,103	$15.27	1.8	$1,754

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2020	2,873,655	$15.35	$50,404
Granted	1,559,588	$18.68	—
Vested	(716,879)	$15.26	—
Forfeited	(370,192)	$13.42	—
Nonvested RSUs at September 30, 2021	3,346,172	$17.14	$70,337

RSUs that vested, as reflected in the table above, during the nine months ended September 30, 2021 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2021 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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
We had net deferred tax assets of $43.6 million and $47.5 million as of September 30, 2021 and December 31, 2020. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2021 and December 31, 2020. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement. As of September 30, 2021 and December 31, 2020, we had an income tax liability to Weyerhaeuser of $307,000 and $240,000, respectively. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Our provision for income taxes totaled $44.4 million and $24.3 million for the three months ended September 30, 2021 and 2020, respectively and $107.3 million and $52.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2021 and December 31, 2020. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2021 and 2020.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(20,114)	$(11,832)
Income taxes paid (refunded), net	$(108,642)	$41,400
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$695	$800
Amortization of deferred loan costs capitalized to real estate inventory	$2,614	$2,737

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
•the effects of general economic conditions, including employment rates, housing starts, inflation, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
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
•the prices and availability of supply chain inputs, including raw materials, and labor;
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
Overview and Outlook
The homebuilding industry continues to benefit from a renewed emphasis on home ownership, one of many sentiment shifts the U.S. has experienced, at least in part, as a result of the COVID-19 pandemic. We believe that housing fundamentals remain strong, as our existing pricing power has allowed us to expand operating margins and substantially improve our bottom line and earnings per share. A sustained period of low mortgage interest rates has provided a healthy demand boost for our industry, which, together with limited housing supply, has induced a surge in pricing across most of our markets. Notwithstanding these strong market fundamentals, we have contended with a number of market-driven and logistical challenges, including higher input costs and slower production cycle times, although we have experienced an abatement in certain input costs, such as lumber, in recent months.
We continue to monitor a variety of economic indicators, including employment and inflation levels. With full employment and targeted inflation as key drivers of U.S. Federal Open Market Committee (FOMC) policy, generally, economic conditions that would favor higher rates would likely accompany strong economic growth. While we believe that there is room for interest rates to increase without adversely impacting our forecasted demand expectations, supply-driven inflation or a slowdown in GDP growth amidst sustained inflationary pressures, among other risks, could negatively impact the underlying strength of the U.S. economy, which we believe is an essential pillar to accompany a significantly higher interest rate environment.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 26.3% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 9.6%. Our monthly absorption rate for the quarter was 4.1, a strong rate as compared to historical results, though a decrease as compared to the prior-year period during which demand was surging to historical highs for the Company. These factors, along with an average sales price of homes delivered of $630,000, allowed us to achieve net income of $133.2 million, or diluted earnings per share of $1.17. As of September 30, 2021, our backlog units and dollar value of backlog have increased to 3,619 and $2.4 billion, respectively, up 14% and 17%, respectively, compared to the prior-year period. In addition, we ended the third quarter with total liquidity of $1.2 billion, including cash and cash equivalents of $587.4 million and $589.9 million of availability under our Credit Facility.
Our results for the three months ended September 30, 2021 may not be indicative of trends that will persist, as uncertainty caused by COVID-19, government responses to the pandemic, and supply chain disruptions have impacted, and will continue to impact, our business and operations.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding:
Home sales revenue	$1,028,950	$826,036	$2,754,932	$2,187,816
Land and lot sales revenue	581	3,242	7,520	3,462
Other operations revenue	646	634	1,969	1,900
Total revenues	1,030,177	829,912	2,764,421	2,193,178
Cost of home sales	758,024	643,456	2,064,595	1,717,772
Cost of land and lot sales	891	3,214	5,918	3,790
Other operations expense	801	624	2,111	1,872
Sales and marketing	44,875	44,714	130,824	132,545
General and administrative	53,490	36,323	146,102	113,714
Restructuring charges	—	54	—	5,603
Homebuilding income from operations	172,096	101,527	414,871	217,882
Equity in (loss) income of unconsolidated entities	(43)	106	(72)	67
Other income (loss), net	171	(3,120)	428	(9,075)
Homebuilding income before income taxes	172,224	98,513	415,227	208,874
Financial Services:
Revenues	3,016	2,552	7,802	6,442
Expenses	1,618	1,334	4,510	3,698
Equity in income of unconsolidated entities	3,946	3,273	10,586	7,761
Financial services income before income taxes	5,344	4,491	13,878	10,505
Income before income taxes	177,568	103,004	429,105	219,379
Provision for income taxes	(44,412)	(24,322)	(107,278)	(52,286)
Net income	$133,156	$78,682	$321,827	$167,093
Earnings per share
Basic	$1.18	$0.61	$2.77	$1.27
Diluted	$1.17	$0.61	$2.75	$1.27
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	928	68.2	4.5	1,362	88.0	5.2	(32)%	(23)%	(12)%
Central	293	28.0	3.5	390	34.7	3.7	(25)%	(19)%	(7)%
East	128	12.8	3.3	181	11.3	5.3	(29)%	13%	(38)%
Total	1,349	109.0	4.1	1,933	134.0	4.8	(30)%	(19)%	(14)%

Net new home orders for the three months ended September 30, 2021 decreased by 584, or 30%, to 1,349, compared to 1,933 during the prior-year period. The decrease in net new home orders was due to a 19% decrease in average selling communities and a 14% decrease in monthly absorption rates. New home order demand remained strong throughout the quarter as mortgage interest rates remained below historical levels and available housing inventory remained low. The strong demand environment, which has persisted since June 2020, has remained above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs.

Our West segment reported a 32% decrease in net new home orders due to a 23% decrease in average selling communities and a 12% decrease in monthly absorption rates. While the demand environment in our West segment remained strong during the quarter, demand during the prior-year period was stronger, likely due to many of the exogenous variables stemming from the COVID-19 pandemic. The decrease in average selling communities in the current quarter is largely due to the robust demand experience in prior quarters, which resulted in a significant community count decline. Our monthly absorption rate of 4.5 in our West segment represents a sales pace above historical trends, as we typically see some pullback in demand during the third quarter of each year. Our Central segment reported a 25% decrease in net new home orders due to a 19% decrease in average selling communities and a 7% decrease in monthly absorption rates. Absorption rates in our Central segment remained strong, as both Texas and Colorado continue to benefit from, among other things, in-migration trends. As in our West segment, the decrease in average selling communities in our Central segment during the current quarter is largely due to substantial demand over the prior quarters. Our East segment reported a 29% decrease in net new home orders due to a 38% decrease in monthly absorption rates, offset by a 13% increase in average selling communities. Demand levels in the markets in our East segment remain strong, as evidenced by our 3.3 monthly absorption rate during the quarter. Growth in average selling communities in our East segment was due largely to accelerated operations in Charlotte, North Carolina, where we commenced selling homes during the second half of 2020, as the majority of our activity in the East region occurred in our DC Metro market during the prior-year period. As of September 30, 2021, we have opened three communities in our Charlotte market.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2021			As of September 30, 2020			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,313	$1,663,294	$719	2,357	$1,630,948	$692	(2)%	2%	4%
Central	912	500,388	549	519	250,083	482	76%	100%	14%
East	394	264,730	672	312	186,335	597	26%	42%	13%
Total	3,619	$2,428,412	$671	3,188	$2,067,366	$648	14%	17%	4%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within three to nine months, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 9% during each of the three-month periods ended September 30, 2021 and 2020, respectively. The dollar value of backlog was $2.4 billion as of September 30, 2021, an increase of $361.0 million, or 17%, compared to $2.1 billion as of September 30, 2020. This increase was due to an increase in backlog units of 431, or 14%, to 3,619 as of September 30, 2021, compared to 3,188 as of September 30, 2020. This unit increase was due primarily to the higher level of backlog as of December 31, 2020, which increased 69% as compared to the prior year. While a reduction in our average selling communities throughout 2021 resulted in a decrease in our net new home orders for the three-month period ended September 20, 2021, lower backlog conversion rates due to construction delays resulting from supply chain and labor constraints mitigated the impact on our backlog units. The average sales price of backlog units was $671,000 as of September 30, 2021, an increase of $23,000, or 4%, compared to $648,000 at September 30, 2020. This increase was due primarily to a combination of product mix as well as the geographic composition of backlog units, which included a greater percentage of units from certain of our markets that generally have lower average sales prices.
Backlog dollar value in our West segment increased 2% due to a 4% increase in average sales price, offset by a 2% decrease in backlog units. Our Central segment expanded its backlog dollar value by 100% due to a 76% increase in backlog units and a 14% increase in average sales price. This strong growth in our Central segment was due primarily to the combination of a 40% increase in backlog as of December 31, 2020 as compared to the prior year, as well as a 24% increase in net new home orders for the nine months ended September 30, 2021, offset by relatively flat new home deliveries for the current year-to-date period due to a slowdown in backlog conversion rates as a result of construction delays and supply chain and labor constraints. Backlog dollar value in our East segment increased by 42% due to a 26% increase in backlog units and a 13% increase in average sales price. The increase in backlog units during the current-year period is largely the result of our accelerated operations in North Carolina, where we began selling homes in the second half of 2020, as backlog units for our Carolinas division increased to 80 during the current-year period as compared to 6 during the prior-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,151	$770,346	$669	861	$590,980	$686	34%	30%	(2)%
Central	329	167,267	508	282	136,006	482	17%	23%	5%
East	152	91,337	601	160	99,050	619	(5)%	(8)%	(3)%
Total	1,632	$1,028,950	$630	1,303	$826,036	$634	25%	25%	(1)%

Home sales revenue increased $202.9 million, or 25%, to $1.0 billion for the three months ended September 30, 2021. The increase was comprised of (i) $208.6 million related to an increase of 329 new homes delivered in the three months ended September 30, 2021 compared to the prior-year period, offset by (ii) $5.7 million related to a decrease of $4,000 in average sales price of homes delivered in the three months ended September 30, 2021 compared to the prior-year period.
Home sales revenue in our West segment increased 30% due to a 34% increase in new homes delivered, offset by a 2% decrease in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 23% due to a 17% increase in new homes delivered, offset by a 5% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our East segment decreased by 8% due to a 5% decrease in new homes delivered and a 3% decrease in average sales price. The decrease in new homes delivered was due a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2021	%	2020	%
Home sales revenue	$1,028,950	100.0%	$826,036	100.0%
Cost of home sales	758,024	73.7%	643,456	77.9%
Homebuilding gross margin	270,926	26.3%	182,580	22.1%
Add: interest in cost of home sales	25,656	2.5%	23,495	2.8%
Add: impairments and lot option abandonments	268	0.0%	315	0.0%
Adjusted homebuilding gross margin(1)	$296,850	28.8%	$206,390	25.0%
Homebuilding gross margin percentage	26.3%		22.1%
Adjusted homebuilding gross margin percentage(1)	28.8%		25.0%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 26.3% for the three months ended September 30, 2021 as compared to 22.1% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and a strong demand environment that allowed us to reduce incentives and raise prices in all of our markets. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 28.8% for the three months ended September 30, 2021, compared to 25.0% for the prior-year period.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$44,875	$44,714	4.4%	5.4%
General and administrative (G&A)	53,490	36,323	5.2%	4.4%
Total sales and marketing and G&A	$98,365	$81,037	9.6%	9.8%

Total sales and marketing and general and administrative (“SG&A”) as a percentage of home sales revenue decreased to 9.6% for the three months ended September 30, 2021, compared to 9.8% in the prior-year period. Total SG&A expense increased $17.3 million to $98.4 million for the three months ended September 30, 2021 from $81.0 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.4% for the three months ended September 30, 2021, compared to 5.4% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 25% increase in home sales revenue compared to the prior-year period.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 5.2% of home sales revenue for the three months ended September 30, 2021 compared to 4.4% for the prior-year period. G&A expense increased to $53.5 million for the three months ended September 30, 2021 compared to $36.3 million for the prior-year period, largely due to higher incentive compensation expense.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $24.3 million and $20.1 million for the three months ended September 30, 2021 and 2020, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the three months ended September 30, 2021, we recorded a tax provision of $44.4 million based on an effective tax rate of 25.0%. For the three months ended September 30, 2020, we recorded a tax provision of $24.3 million based on an effective tax rate of 23.6%. The increase in provision for income taxes is due to a $74.6 million increase in income before income taxes to $177.6 million for the three months ended September 30, 2021, compared to $103.0 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $5.3 million for the three months ended September 30, 2021 compared to $4.5 million for the prior-year period. This increase is due to higher home sales volume in the three months ended September 30, 2021 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	3,338	70.1	5.3	3,525	92.0	4.3	(5)%	(24)%	23%
Central	1,163	28.3	4.6	938	34.5	3.0	24%	(18)%	53%
East	457	13.7	3.7	463	12.3	4.2	(1)%	11%	(12)%
Total	4,958	112.1	4.9	4,926	138.8	3.9	1%	(19)%	26%

Net new home orders for the nine months ended September 30, 2021 increased by 32, or 1%, to 4,958, compared to 4,926 during the prior-year period. The increase in net new home orders was due to a 26% increase in monthly absorption rates, offset by a 19% decrease in average selling communities. New home order demand has been exceptionally strong throughout 2021 due in part to sustained low mortgage interest rates and reduced levels of available housing inventory. The strong demand environment, which has persisted since June 2020, has remained well above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs.
Our West segment reported a 5% decrease in net new home orders due to a 24% decrease in average selling communities, offset by a 23% increase in monthly absorption rates. As mentioned above, the demand environment during the current-year period has been exceptionally strong, which we experienced in all of our markets in our West segment. The sustained high absorption rates we have experienced in the current-year period contributed to a decline in average selling communities, as our rate of community close outs accelerated beyond our current capacity to open new ones. Our Central segment reported a 24% increase in net new home orders due to an 53% increase in monthly absorption rates, offset by an 18% decrease in average selling communities. We experienced an increase in absorption rates in each of our markets in our Central segment, as both Texas and Colorado continue to benefit from, among other things, in-migration trends. Our East segment reported a 1% decrease in net new home orders due to a 12% decrease in monthly absorption rates, offset by an 11% increase in average selling communities. While the order pace decreased in our East segment, we continue to experience a healthy level of demand, as evidenced by a monthly absorption rate of 3.7. The increase in average selling communities in our East segment is largely the result of our accelerated operations in North Carolina, as net new home orders for our Carolinas division increased to 129 during the current-year period as compared to 6 during the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	3,037	$2,087,115	$687	2,276	$1,546,284	$679	33%	35%	1%
Central	875	438,005	501	864	422,439	489	1%	4%	2%
East	391	229,812	588	350	219,093	626	12%	5%	(6)%
Total	4,303	$2,754,932	$640	3,490	$2,187,816	$627	23%	26%	2%

Home sales revenue increased $567.1 million, or 23%, to $2.8 billion for the nine months ended September 30, 2021. The increase was comprised of (i) $509.7 million related to an increase of 813 new homes delivered in the nine months ended September 30, 2021 compared to the prior-year period and (ii) $57.5 million related to an increase of $13,000 in average sales price of homes delivered in the nine months ended September 30, 2021 compared to the prior-year period.
Home sales revenue in our West segment increased 35% due to a 33% increase in new homes delivered and a 1% increase in average sales price during the current-year period. The increase in new homes delivered is due to higher backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 4% due to a 2% increase in average sales price and a 1% increase in new homes delivered. The increase in new homes delivered was due to higher units in backlog to start the current-year period compared to the prior-year period, though longer cycle times associated with delays resulting from broader supply chain and labor constraints reduced backlog conversion rates and negatively impacted delivery volumes. Home sales revenue in our East segment increased by 5% due to a 12% increase in new homes delivered, offset by a 6% decrease in average sales price. The increase in new homes delivered was due to a higher number of backlog units to start the current-year period compared to the prior-year period, whereas the decrease in average sales price is due to product mix.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2021	%	2020	%
Home sales revenue	$2,754,932	100.0%	$2,187,816	100.0%
Cost of home sales	2,064,595	74.9%	1,717,772	78.5%
Homebuilding gross margin	690,337	25.1%	470,044	21.5%
Add: interest in cost of home sales	77,185	2.8%	62,118	2.8%
Add: impairments and lot option abandonments	713	0.0%	2,044	0.1%
Adjusted homebuilding gross margin(1)	$768,235	27.9%	$534,206	24.4%
Homebuilding gross margin percentage	25.1%		21.5%
Adjusted homebuilding gross margin percentage(1)	27.9%		24.4%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 25.1% for the nine months ended September 30, 2021 as compared to 21.5% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and the realization of price increases to units that we began selling into backlog beginning in mid-2020, at which time new home demand had begun to materially rebound from the COVID-19-induced slowdown. The strong demand environment has resulted in lower incentives and has allowed us to raise prices in all of our markets. Excluding interest and impairment and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.9% for the nine months ended September 30, 2021, compared to 24.4% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$130,824	$132,545	4.7%	6.1%
General and administrative (G&A)	146,102	113,714	5.3%	5.2%
Total sales and marketing and G&A	$276,926	$246,259	10.1%	11.3%

Total SG&A as a percentage of home sales revenue decreased to 10.1% for the nine months ended September 30, 2021, compared to 11.3% in the prior-year period. Total SG&A expense increased $30.7 million to $276.9 million for the nine months ended September 30, 2021 from $246.3 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.7% for the nine months ended September 30, 2021, compared to 6.1% for the prior-year period. The decrease was due primarily to lower advertising expense and higher leverage on the fixed components of sales and marketing expense as a result of the 26% increase in home sales revenue compared to the prior-year period. Sales and marketing expense decreased to $130.8 million for the nine months ended September 30, 2021 compared to $132.5 million for the prior-year period.

G&A expense as a percentage of home sales revenue increased to 5.3% of home sales revenue for the nine months ended September 30, 2021 compared to 5.2% for the prior-year period. G&A expense increased to $146.1 million for the nine months ended September 30, 2021 compared to $113.7 million for the prior-year period, primarily due to higher incentive compensation costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $68.0 million and $62.7 million for the nine months ended September 30, 2021 and 2020, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the nine months ended September 30, 2021, we recorded a tax provision of $107.3 million based on an effective tax rate of 25.0%. For the nine months ended September 30, 2020, we recorded a tax provision of $52.3 million based on an effective tax rate of 23.8%. The increase in provision for income taxes is due to a $209.7 million increase in income before income taxes to $429.1 million for the nine months ended September 30, 2021, compared to $219.4 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $13.9 million for the nine months ended September 30, 2021 compared to $10.5 million for the prior-year period. This increase is due to higher home sales volume in the nine months ended September 30, 2021 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.
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

	September 30,		Increase (Decrease)
	2021	2020	Amount	%
Lots Owned
West	15,360	17,169	(1,809)	(11)%
Central	5,436	4,044	1,392	34%
East	1,537	984	553	56%
Total	22,333	22,197	136	1%
Lots Controlled(1)
West	6,241	4,569	1,672	37%
Central	7,083	1,599	5,484	343%
East	3,120	3,495	(375)	(11)%
Total	16,444	9,663	6,781	70%
Total Lots Owned or Controlled(1)	38,777	31,860	6,917	22%
__________
(1)As of September 30, 2021 and 2020, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2021, lots controlled for Central and East include 2,095 lots and 179 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2021 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. While the ultimate effects of the COVID-19 pandemic on the U.S. economic environment remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2021, we had total liquidity of $1.2 billion, including cash and cash equivalents of $587.4 million and $589.9 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2021, we were in compliance with the covenants required by our Senior Notes.

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
As of September 30, 2021, we had no outstanding debt under the Revolving Facility and there was $589.9 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.19%. As of September 30, 2021, there were $5.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Agreement that will amortize over the remaining term of the Credit Agreement. Accrued interest, including loan commitment fees, related to the Credit Agreement was $561,000 and $617,000 as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, we had outstanding letters of credit of $52.7 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2021	2021
Consolidated Tangible Net Worth	$2,197,533	$1,755,612
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	26.2%	≤55%
(Not to exceed 55%)
Interest Coverage Test	8.4	≥1.5
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
As of September 30, 2021, we were in compliance with all of these financial covenants.
Stock Repurchase Program

On November 11, 2020, we announced the approval of a new stock repurchase program authorizing the repurchase of up to $250 million of common stock through December 31, 2021 (the “Repurchase Program”). On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2021, we repurchased and retired an aggregate of 2,974,328 shares of our common stock under the Repurchase Program for $65.2 million. For the nine months ended September 30, 2021, we repurchased and retired an aggregate of 10,300,565 million shares of common stock for a total of $213.5 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Loans Payable	$257,381	$258,979
Senior Notes	1,086,401	1,084,022
Total debt	1,343,782	1,343,001
Stockholders’ equity	2,354,136	2,232,537
Total capital	$3,697,918	$3,575,538
Ratio of debt-to-capital(1)	36.3%	37.6%

Total debt	$1,343,782	$1,343,001
Less: Cash and cash equivalents	(587,405)	(621,295)
Net debt	756,377	721,706
Stockholders’ equity	2,354,136	2,232,537
Net capital	$3,110,513	$2,954,243
Ratio of net debt-to-net capital(2)	24.3%	24.4%
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

Cash Flows—Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:
•Net cash provided by operating activities decreased by $134.2 million to $204.0 million for the nine months ended September 30, 2021 compared to net cash provided by operating activities of $338.1 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in net income to $321.8 million for the nine months ended September 30, 2021 compared to $167.1 million in the prior-year period, (ii) an increase in cash used for real estate inventory purchases of $302.0 million and (iii) other offsetting changes in other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities. The timing of cash used for real estate inventory purchases for the prior-year period was impacted by uncertainty surrounding the onset of the COVID-19 pandemic.
•Net cash used in investing activities was $19.9 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $43.6 million for the prior-year period. The change in net cash used in investing activities was due mainly to the net change in cash flows related to investments in unconsolidated entities, slightly offset by an increase in purchases of property and equipment.
•Net cash used in financing activities was $218.0 million for the nine months ended September 30, 2021, compared to net cash used in financing activities of $130.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $213.5 million of cash used for share repurchases.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2021, we had $189.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.2 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2021, we held equity investments in nine active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2021. We did not enter into during the nine months ended September 30, 2021, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2021, we repurchased and retired an aggregate of 2,974,328 shares of our common stock under the Repurchase Program for $65.2 million. For the nine months ended September 30, 2021, we repurchased and retired an aggregate of 10,300,565 shares of common stock for a total of $213.5 million.
During the three months ended September 30, 2021, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2021 to July 31, 2021	2,475,348	$21.58	2,475,348	$241,916,521
August 1, 2021 to August 31, 2021	381,352	$24.17	381,352	$232,698,623
September 1, 2021 to September 30, 2021	117,628	$21.89	117,628	$230,123,934
Total	2,974,328	$21.93	2,974,328
__________
(1)On July 22, 2021, we announced an increase in the authorization under the Repurchase Program of $250 million and the extension of the term of the Repurchase Program through December 31, 2022.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: October 22, 2021	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 22, 2021	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)