Form 10-K
period 2021-12-31
Tri Pointe Homes, Inc.
filed 2022-02-18
CIK 1561680

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
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price of $21.43 as reported by the New York Stock Exchange, was $2,423,745,472.
107,152,032 shares of common stock were issued and outstanding as of February 8, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
•Some of our markets have been and in the future may be adversely affected by declining oil prices.
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
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name, Tri Pointe Homes, under which we continue to acquire and develop land and construct and sell single-family detached and attached homes. For purposes of this annual report on Form 10-K, the results of our homebuilding operations will be organized into the three reportable segments of which our operations consisted during the year ended December 31, 2021:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2021, our operations consisted of 112 active selling communities and 41,675 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $285,000 to $1.8 million, and home sizes, ranging from approximately 1,080 to 5,220 square feet. For the years ended December 31, 2021 and 2020, we delivered 6,188 and 5,123 homes, respectively, and the average sales price of our new homes delivered was approximately $639,000 and $631,000, respectively.
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
Increase Market Position in Growth Markets
We believe that there are opportunities to expand profitably in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital. While our primary growth strategy has focused on increasing our market position in our existing markets, we intend to continue, on an opportunistic basis, to explore expansion into other markets through organic growth and/or acquisition.
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
Lots Owned or Controlled
As of December 31, 2021, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 41,675 lots, comprised of 53% lots owned and 47% lots controlled. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2021.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
West	15,238	7,631	22,869
Central	5,452	8,528	13,980
East	1,446	3,380	4,826
Total	22,136	19,539	41,675
______________________________________________

(1)Lots controlled for Central and East include 2,950 and 179 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

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
Sales and Marketing
In connection with the sale and marketing of our homes, we make extensive use of online and offline advertising and other promotional activities, including digital paid search and display advertising, our website, print media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of our developments. We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes or sales hubs close to or in each community. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of structural options. Sales personnel are licensed, if applicable, by the real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with our consultants and professional service providers, carefully design exteriors and interiors of each home to coincide with the lifestyles of potential homebuyers.
As of December 31, 2021, we owned 407 model homes that were either completed or under construction. We frequently build model homes at our projects and have them professionally decorated to display design features. In addition, we have invested in online sales solutions, such as virtual tours, online design studios and interactive floorplans, to allow homebuyers to tour our homes virtually rather than physically. We believe that our model homes and digital assets play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes and our digital assets, homebuyers can gain an understanding of the various design features and options available to them using design studios. At each design studio, homebuyers can meet with a design consultant and are shown the included and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts and receive refunds of cash deposits if they are unable to sell their existing home or if they fail to qualify for financing. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 8% and 13% for the years ended December 31, 2021 and 2020, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 27 and 68 homes as of December 31, 2021 and 2020, respectively.
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
Warranty Program
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Estimation of accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. In addition, management estimates warranty reserves and allowances necessary to cover any current or future construction-related claims based on actuarial analysis. Under this analysis, reserve amounts are estimated using our historical expense and claim data, as well as industry data. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts. Our warranty accrual is included in accrued expenses and other liabilities in our consolidated balance sheets included elsewhere in this annual report on Form 10-K. We maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims, subject to self-insured retentions. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy. We record expected recoveries from insurance carriers when proceeds are probable and estimable. Warranty insurance receivables are recorded in receivables on our consolidated balance sheet.
There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates and comparable self-insured retentions, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims, that claims will not exceed our insurance coverage limits, or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors or design professionals.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $2.2 billion and $1.9 billion as of December 31, 2021 and 2020, respectively. We expect all of our backlog at December 31, 2021 to be converted to deliveries and revenues during 2022, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials, such as concrete or lumber and other forest products. Further, due to both an acceleration of housing demand beginning in the second quarter of 2020, as well as constraints associated with the COVID-19 pandemic, including but not limited to the imposition of shelter-in-place orders affecting certain of our suppliers, we have recently experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2021, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2021, we had $601.1 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $681.5 million in cash and cash equivalents. As of December 31, 2021, we had $1.1 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. Also, some states have enacted legislation that makes homebuilders responsible for violations of wage and other labor laws by their subcontractors. For example, a California law makes direct contractors liable for wages, fringe or other benefit payments or contributions, penalties or liquidated damages, and interest owed by a subcontractor that does not make these payments or contributions to its employees.

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
We are committed to our employees’ overall wellbeing and professional growth and development, and believe in supporting the work-life balance of our employees. We seek to ensure that our compensation, recognition and rewards programs are fair, equitable and competitive, align with key business objectives, motivate and reward great performance and increase team member engagement and retention. We design our total rewards (compensation and benefit programs) to offer our employees a comprehensive and compelling value proposition that includes customized training, learning and development programs, tuition reimbursement, expanded parental leave benefits, paid time off to perform community service, paid adoption assistance and other programs designed to facilitate health and wellness. We also offer qualified employees comprehensive medical plans, dental and vision plan options, employer-paid life insurance with various buy-up and flexible savings/spending accounts. Additionally, we design our short- and long-term incentive programs to align individual incentives and rewards with our vision and strategies, to motivate our employees to achieve top performance in the industry and to attract and retain high-performing talent. To ensure our compensation and benefit programs are designed appropriately to attract and retain talent, we also engage nationally recognized outside compensation and benefits consulting firms and vendors to benchmark our programs against peers and other comparable organizations.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential and diverse team members for advancement to key positions. This review process is overseen by the compensation committee of our board of directors.
We are committed to the health and safety of our employees and trade partners. However, workplace accidents have occurred and may occur in the future. In response to the COVID-19 pandemic, during the year ended December 31, 2021, our COVID-19 task force, composed of key subject matter experts within our company, worked collaboratively to keep our employees, customers and trade partners informed of applicable government orders and guidelines, as well as communicate new work protocols to ensure the continued safety and health of our stakeholders, as well as the continuation of our business operations. We have taken, and will continue to take, proactive and preventive measures to help minimize the risk of COVID-19 in our communities—both inside and outside of the organization. Despite these measures, there is no assurance that our employees or trade partners (and their employees) will not contract the COVID-19 virus.
As of December 31, 2021, we had 1,390 employees, 524 of whom were executive, management and administrative personnel, 346 of whom were sales and marketing personnel and 520 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
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

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees at our corporate and division offices whose duties could be performed from home to work remotely until further notice, transitioned all of our new home galleries and design studios to appointment-only with pre-screened individuals or virtual appointments, instituted mandatory social distancing and hygiene/sanitation guidelines in accordance with recommended protocols throughout the organization (including in our new home galleries and design studios, and with respect to trade partners and their employees on our jobsites) and postponed non-essential customer care service and warranty requests. While we believe these measures were advisable and in the best interests of our employees, trade partners, customers and communities, such measures, in combination with other factors, reduced traffic in our new home galleries and design studios, slowed the pace of our home sales, delayed home deliveries and caused other material disruptions to our normal operations, including a substantial investment of time and resources by our management and organization, and may continue to do so during the pendency of such measures. We have since transitioned our employees back to our corporate and division offices, have resumed non-essential customer care service and warranty requests in substantially all of our markets, and, to the extent permitted by applicable law, are no longer appointment-only in our new home galleries. However, in the event that we are required or believe it is advisable to re-implement these or other measures in all or any of our markets in response to a resurgence of COVID-19 (including the proliferation of one or more new strains or variants) or orders by applicable governmental authorities, our business and Financial Performance could be materially and adversely affected. Additionally, certain of our service providers and trade partners have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations, which could materially and adversely affect our Financial Performance. Further, certain of our employees and employees of our service providers and trade partners have been compelled to miss work days due to self-quarantine or illness resulting from either potential exposure to COVID-19 or the contraction thereof, which has caused and may in the future cause shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches.

While residential homebuilding operations have been exempt from the application of “stay-at-home” orders in all of our markets, existing and future orders by governmental authorities in any of our markets may require us to cease our homebuilding operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries and negatively impact our home sales revenue in such markets. For example, in late March 2020, authorities in Seattle, Washington and the Bay Area in California revised then-existing restrictions against non-essential business activities to extend to most residential construction activities. As a result, our Bay Area and Washington divisions were prohibited for several weeks from engaging in residential construction activities. We anticipate that any further such orders would have a material and adverse impact on our ability to meet applicable development, construction and delivery timelines, as well as sales activity, in applicable markets in the event any future such prohibitions remain in effect for a significant duration.

We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, availability of financing for potential homebuyers, shortages of or increased costs associated with obtaining building materials, unemployment levels, wage growth and higher interest rates. In 2020, the COVID-19 pandemic caused substantial volatility in U.S. and international debt and equity markets and caused significant fluctuations in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and prices for our homes; an increase in selling incentives required to sell homes; an oversupply of new and existing homes available for sale; increased home order cancellation rates; diminished value of our real estate investments, including potential impairments, write downs or dispositions of real estate assets, or lot option abandonments; and an inability to access our Credit Facility, service or refinance our existing indebtedness or access the debt and equity capital markets on commercially reasonable terms or at all.

Ultimately, the effects of the COVID-19 pandemic on our business and Financial Performance will depend upon future developments, including the emergence and spread of new strains or variants of COVID-19; the duration and severity of the outbreak; the duration of future social distancing and shelter-in-place orders, if any; further mitigation strategies taken by applicable government authorities; the availability and acceptance of effective vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include decreases in home sales revenue, new home deliveries, average sales prices of homes, homebuilding gross margin percentages, active selling communities and backlog units, and increases in cancellation rates of home sales contracts, which could materially impact our Financial Performance, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including our Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in “Risk Factors”, any of which could have a material effect on us.
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
We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. In addition, we have experienced fluctuations in quarterly results of operations due to the number and characteristics of our active selling communities; the timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. We typically experience the highest new home order activity during the first and second quarters of our fiscal year. Since it typically takes five to nine months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Although we expect this seasonal pattern to continue over the long-term, it may be affected by market cyclicality and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires, as well as volatility in the homebuilding industry (including developments and volatility resulting from COVID-19), and there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods. In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.

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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in Tri Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2022, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate to 0 to 0.25 percent, though due to rising inflation and a strong labor market, indicated that it may soon be appropriate to raise the target range for the federal funds rate. Notwithstanding an expectation that the FOMC intends to raise interest rates, we are unable to predict if, or when, the FOMC will announce changes to the target range or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
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
We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. For example, due to both an acceleration of housing demand beginning in the second quarter of 2020, as well as constraints associated with the COVID-19 pandemic, including but not limited to the imposition of shelter-in-place orders affecting certain of our suppliers, we have recently experienced and may continue to experience delays in our supply chain, including the ability to timely obtain the raw materials that we require to build our homes, as well as certain other construction materials, including but not limited to appliances. Any such shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2021, 2020 and 2019, we recorded real estate inventory impairment charges of $19.6 million, $1.5 million and $10.1 million, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
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
We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. The incidence of large wildfires in California has substantially increased in recent years, attributed both to wet and dry period fluctuations and climate change. The risk of future wildfires is expected to increase. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes, hurricanes and floods.
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
In 2014, the Governor of California proclaimed a Drought State of Emergency that lasted through 2017. In response, the State Water Resources Control Board (“Water Board”) adopted emergency regulations imposing mandatory water restrictions across the state. When the Governor lifted the drought proclamation, the Water Board rescinded its emergency restrictions, but maintained urban water use reporting requirements and prohibitions on wasteful water practices. Additionally, the California State Legislature enacted legislation that institutes additional long-term water conservation measures and expands existing regulatory powers to prevent water waste and strengthen drought resilience at local levels, including requiring the Water Board to adopt long-term standards for efficient water use and performance measures and to propose a standard for indoor residential water use. In January 2022, the Water Board adopted emergency regulations that, among other things, restrict the use of potable water for construction. Additionally, some local jurisdictions and water suppliers are adopting increasingly strict water conservation measures, such as moratoria on new connections and building standards for water efficient fixtures and requirements for drought-tolerant landscaping and the use of recycled water. In 2021, the Governor proclaimed a new Drought State of Emergency throughout California, and asked Californians to voluntarily reduce water consumption by 15 percent. While the new drought proclamation fell short of imposing mandated statewide water conservation efforts, stricter orders may follow if the drought continues, and such mandates have been imposed in some local areas. The Water Board also has restricted water diversions, and the state, federal and local water projects that supply water to local water providers have significantly reduced their water supplies. In addition, development projects may face litigation challenges based on alleged failures to comply with water supply requirements. These and other measures that are instituted to respond to drought conditions in California or other areas in which we operate could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water supply entitlements for those projects.
We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.
Substantially all of our construction work is performed by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability, cost and skill of contractors and subcontractors and their employees.
The residential construction industry experiences serious shortages of skilled labor from time to time. When homebuilding activity declines, skilled tradesmen may choose to leave the real estate industry to take jobs in other industries, which would result in shortages in the event that homebuilding activity later increases. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. For example, due to the COVID-19 pandemic and increased demand for new homes across our markets since mid-2020, the labor market has become increasingly constrained, which has led to increases in both the competition for and costs of skilled labor.
While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. Further, due to rising inflation rates throughout 2021 and into 2022, we have experienced and may continue to experience increases in prevailing costs for skilled contractors and subcontractors. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
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
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies or courts reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposure for us in situations that are not within our control. Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation, such as California Labor Code Section 2810.3 that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, a California law makes direct contractors liable for wages, fringe or other benefit payments or contributions, and interest owed by a subcontractor that does not make these payments or contributions to its employees. This liability could also extend to penalties and liquidated damages owed by a subcontractor.
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
Some of our markets have been and in the future may be adversely affected by declining oil prices.
Energy is an important employment sector in our Colorado and Houston markets. Although oil prices increased significantly in 2021, significant declines in oil prices, such as those that occurred in 2014, 2015 and 2020, could adversely affect economic conditions in these markets. As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.

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
Projected climate change may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control, emission disclosure requirements, and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our Financial Performance. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our Financial Performance to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate-related regulations.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 8% and 13% for each of the years ended December 31, 2021 and 2020, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or more expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain indemnities from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and enroll a majority of these contractors and subcontractors in our Owner Controlled Insurance Program (“OCIP”), which provides general liability coverage for these types of claims, subject to self-insured retentions, which may be substantial.
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
At December 31, 2021, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
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
The inflation rate in the United States increased significantly in 2021. Inflation affects us directly by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market has an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential homebuyers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Significant inflation, including as a result of efforts by the government to stimulate the economy, could materially and adversely impact our Financial Performance.
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
Cyber threats are ongoing, rapidly evolving and becoming increasingly sophisticated. As the breadth and complexity of the technologies we use continue to grow, the risk of security breaches and cyber attacks also increases. Criminals, nation state actors and activist hackers (collectively, “malicious persons”) may target our information technology and computer resources and those of our service providers. If malicious persons should succeed in circumventing our, or a service provider’s, cyber security measures, they may deploy viruses, worms, ransomware and other malicious software programs; misappropriate, alter or destroy our confidential information or that of third parties; create system disruptions; or cause shutdowns. We may incur significant remediation costs in the event of a successful attack.
Our policies, procedures and technical safeguards may be insufficient to prevent or detect timely an attack, assess its impact, or appropriately and timely respond. We may also face substantial penalties and other potential liabilities under existing or future data privacy regulations, including but not limited to the California Consumer Privacy Act, in the event of a data breach that results in the disclosure of protected consumer information. Further, our existing insurance coverage may be insufficient to protect us against such risks and we may be unable to recover in whole or in part from our service providers or other responsible parties or their insurers in the event of a breach or attack. A successful attack could have a material and adverse effect on our Financial Performance.
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
The prices that we pay for home construction materials and their availability are affected by changes in United States government trade policies and the responses of other countries to those changes. Previously, the federal government has taken tariff actions with respect to appliances, flooring, countertops, solar panels/modules, steel and aluminum and finished manufactured building materials, raising our costs for some of these items. Other countries and the European Union have responded to these actions with retaliatory measures. Although we attempt to pass on cost increases to homebuyers through increased prices, we are generally unable to do so after we have entered into a contract to sell a home or when weak housing market conditions exist. Continued or escalating trading conflicts could further increase our home construction costs, disrupt or cause shortages in our supply chains, or negatively affect the U.S. or state economies. As a result, our Financial Performance could be materially and adversely affected.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.1 billion outstanding, net of debt issuance costs, as of December 31, 2021. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer and Mitchell. The current term of these agreements will expire on March 20, 2023 and automatically renews for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
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
On November 11, 2020, our board of directors approved a share repurchase program (the “Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. Additionally, on February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.
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
During the three months ended December 31, 2021, we repurchased the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2021 to October 31, 2021	2,762,900	$22.64	2,762,900	$167,568,678
November 1, 2021 to November 30, 2021	—	$—	—	$167,568,678
December 1, 2021 to December 31, 2021	—	$—	—	$167,568,678
Total	2,762,900	$22.64	2,762,900
During the year ended December 31, 2021, we repurchased 13,063,465 shares of common stock at an average price of $21.13 for an aggregate dollar amount of $276.0 million. We repurchased 15,163,477 shares of common stock at an average price of $16.53 for an aggregate dollar amount of $250.7 million during the year ended December 31, 2020.
On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million.

Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2021 was $27.89 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 8, 2022, we had 76 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

Item 6.    [Reserved]

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
Overview and Outlook
The homebuilding industry continues to benefit from strong demographics, as well as a renewed emphasis on home ownership, one of many sentiment shifts the U.S. has experienced, at least in part, due to the COVID-19 pandemic. We believe that the strong housing fundamentals that helped drive a record-breaking 2021 remain at the outset of 2022, and we expect to retain pricing power notwithstanding the likely implementation of tighter monetary policy and higher interest rates resulting from the current inflationary environment. We anticipate that potential homeowners will continue to seek homeownership in spite of rising home prices, as mortgage rates remain low by historical standards (as well as below current inflationary levels) and increasing rental costs do not offer an attractive alternative. Further, available housing supply remains limited, which provides further support to the overall housing backdrop.
Despite our favorable outlook, we continue to monitor a large number of risks to our business, including those discussed in the section titled “Risk Factors” elsewhere in this annual repot on Form 10-K. For example, production and supply chain disruptions are impacting our cycle times and, in some cases, extending the timing of our anticipated deliveries. Additionally, the emergence of a growing number of COVID-19 variants threatens further disruptions to our operations. Finally, while we believe current trends will allow us to absorb an increase in mortgage rates without materially impacting the demand for our homes, the rate and magnitude of such increases, in concert with underlying economic conditions, may materially and negatively impact such homebuyer demand.
Highlights of the year include an increase in homebuilding gross margin percentage to 24.9% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 9.6%. Our monthly absorption rate for the year was 4.8, a record high for any year since our inception, and a further improvement to the record of 4.0 that we set in the prior year. These factors, along with an increase in average sales price of homes delivered to $639,000, allowed us to achieve net income of $469.3 million. As of December 31, 2021, our dollar value of backlog increased 17%, to $2.2 billion, compared to the prior year. In addition, we ended 2021 with total liquidity of $1.3 billion, including cash and cash equivalents of $681.5 million and $601.1 million of availability under our Credit Facility.
Our results for the year ended December 31, 2021 may not be indicative of trends that will persist, as uncertainty caused by COVID-19 and government responses to the pandemic have impacted, and will continue to impact, our business and operations.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Homebuilding:
Home sales revenue	$3,955,154	$3,232,836	$3,069,375
Land and lot sales revenue	13,016	15,932	7,176
Other operations revenue	2,619	2,542	2,470
Total revenues	3,970,789	3,251,310	3,079,021
Cost of home sales	2,972,237	2,520,790	2,462,708
Cost of land and lot sales	11,585	6,443	7,711
Other operations expense	2,550	2,496	2,434
Sales and marketing	179,214	183,110	195,148
General and administrative	200,163	166,304	157,161
Restructuring charges	—	5,661	—
Homebuilding income from operations	605,040	366,506	253,859
Equity (loss) income of unconsolidated entities	(96)	162	(52)
Other income (expense), net	525	(8,978)	6,857
Homebuilding income before income taxes	605,469	357,690	260,664
Financial Services:
Revenues	11,446	9,137	3,994
Expenses	6,292	5,115	2,887
Equity in income of unconsolidated entities	15,039	11,665	9,316
Financial services income before income taxes	20,193	15,687	10,423
Income before income taxes	625,662	373,377	271,087
Provision for income taxes	(156,395)	(91,170)	(63,900)
Net income	$469,267	$282,207	$207,187
Earnings per share
Basic	$4.16	$2.18	$1.47
Diluted	$4.12	$2.17	$1.47
Weighted average shares outstanding
Basic	112,836,051	129,368,964	140,851,444
Diluted	113,809,292	129,951,161	141,394,227

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2021			Year Ended December 31, 2020			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	4,218	69.5	5.1	4,389	87.8	4.2	(4)%	(21)%	21%
Central	1,508	28.5	4.4	1,308	33.3	3.3	15%	(14)%	33%
East	656	13.8	4.0	638	12.1	4.4	3%	14%	(9)%
Total	6,382	111.8	4.8	6,335	133.2	4.0	1%	(16)%	20%

Net new home orders for the year ended December 31, 2021 increased 1% to 6,382, compared to 6,335 for the prior year. The consistent number of net new home orders was due primarily to a 20% increase in monthly absorption rate offset by a 16% decrease in average selling communities. Overall, the markets in which we operate demonstrated very strong demand throughout 2021, aided primarily by historically low mortgage interest rates, in addition to a high level of government stimulus and an evolving home buyer sentiment, both resulting, at least in part, from the COVID-19 pandemic. The combination of these three catalysts helped sustain very strong demand in 2021, similar to the demand environment we experienced during the second half of 2020.

Our West segment reported a 4% decrease in net new home orders due to a 21% decrease in average selling communities, offset by a 21% increase in monthly absorption rates. As noted above, the demand environment during the current year was exceptionally strong, which was consistent across all of our markets in our West segment. The sustained high absorption rates we experienced in the current year contributed to a decline in average selling communities, as our rate of community close outs accelerated beyond our current capacity to open new ones. Our Central segment reported a 15% increase in net new home orders due to a 33% increase in monthly absorption rates, offset by an 14% decrease in average selling communities. We experienced an increase in absorption rates in each of our Texas markets, as Texas continues to benefit from, among other things, in-migration trends. In addition, our Colorado market continues to experience above-average demand compared to our historical levels. Our East segment reported a 3% increase in net new home orders due to a 14% increase in average selling communities, offset by a 9% decrease in monthly absorption rates. While the order pace decreased in our East segment, we continue to experience a healthy level of demand, as evidenced by a monthly absorption rate of 4.0. The increase in average selling communities in our East segment is largely the result of our accelerated operations in North Carolina, as net new home orders for our Carolinas division increased to 149 during the current-year period as compared to 8 during the prior-year period.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2021			As of December 31, 2020			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,011	$1,547,186	$769	2,012	$1,415,069	$703	—%	9%	9%
Central	820	472,063	576	624	304,263	488	31%	55%	18%
East	327	222,910	682	328	197,332	602	—%	13%	13%
Total	3,158	$2,242,159	$710	2,964	$1,916,664	$647	7%	17%	10%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 8% and 13% for the years ended December 31, 2021 and 2020, respectively. The dollar value of backlog was approximately $2.2 billion as of December 31, 2021, an increase of $325.5 million, or 17%, compared to $1.9 billion as of December 31, 2020. This increase was due to an increase in backlog units of 194, or 7%, to 3,158 as of December 31, 2021, compared to 2,964 as of December 31, 2020. The strong demand environment in 2021 that resulted in an increase to backlog units similarly allowed us to raise prices, which resulted in an increase to average sales price in backlog of $63,000, or 10%.
Backlog dollar value in our West segment increased 9% compared to the prior year as a result of a 9% increase in average sales price. The increase in average sales price in backlog was due to the very strong demand we experienced, which enabled us to raise prices in all of our markets. Backlog units remained flat due primarily to a decrease in our order activity as a result of a lesser number of average selling communities in the current year. Backlog dollar value in our Central segment increased 55% compared to the prior year due to the combination of a 31% increase in backlog units and an 18% increase in average sales price. Backlog dollar value in our East segment increased by 13% due to a 13% increase in average sales price, which is the result of our ability to raise prices in all of our markets.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2021			Year Ended December 31, 2020			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	4,219	$2,893,828	$686	3,485	$2,376,457	$682	21%	22%	1%
Central	1,312	671,199	512	1,129	547,524	485	16%	23%	6%
East	657	390,127	594	509	308,855	607	29%	26%	(2)%
Total	6,188	$3,955,154	$639	5,123	$3,232,836	$631	21%	22%	1%

Home sales revenue increased $722.3 million, or 22%, to $4.0 billion for the year ended December 31, 2021. The increase was comprised of: (i) $672.1 million related to a 21% increase in homes delivered to 6,188 for the year ended December 31, 2021 compared to 5,123 in the prior year, and (ii) $50.3 million due to a 1% increase in the average sales price of homes delivered to $639,000 for the year ended December 31, 2021 from $631,000 in the prior year.

Home sales revenue in our West segment increased 22% due to a 21% increase in new homes delivered and a 1% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current year compared to the prior year. Home sales revenue in our Central segment increased 23% due to a 16% increase in new homes delivered and a 6% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current year compared to the prior year. Home sales revenue in our East segment increased by 26% due to a 29% increase in new homes delivered, offset by a 2% decrease in average sales price. The increase in new homes delivered was due to higher backlog units to start the current year compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2021	%	2020	%
Home sales revenue	$3,955,154	100.0%	$3,232,836	100.0%
Cost of home sales	2,972,237	75.1%	2,520,790	78.0%
Homebuilding gross margin	982,917	24.9%	712,046	22.0%
Add: interest in cost of home sales	101,176	2.6%	93,131	2.9%
Add: impairments and lot option abandonments	20,838	0.5%	4,004	0.1%
Adjusted homebuilding gross margin(1)	$1,104,931	27.9%	$809,181	25.0%
Homebuilding gross margin percentage	24.9%		22.0%
Adjusted homebuilding gross margin percentage(1)	27.9%		25.0%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 24.9% for the year ended December 31, 2021, as compared to 22.0% for the year ended December 31, 2020. The increase in gross margin percentage was due to a combination of product mix and the realization of price increases to units that we began selling into backlog beginning in mid-2020, at which time new home demand had begun to materially rebound from the COVID-19-induced slowdown. The strong demand environment has resulted in lower incentives and has allowed us to raise prices in all of our markets. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.9% for the year ended December 31, 2021 compared to 25.0% for the prior year.
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

Land and Lot Gross Margins (dollars in thousands)

	Year Ended December 31,
	2021	%	2020	%
Land and lot sales revenue	$13,016	100.0%	$15,932	100.0%
Cost of land and lot sales	11,585	89.0%	6,443	40.4%
Land and lot gross margin	$1,431	11.0%	$9,489	59.6%
Land and lot sales gross margin percentage can vary significantly due to the type of land and its related cost basis. Additionally, we expect land and lot sales revenue to vary significantly between reporting periods based on our business decisions to maintain or decrease our land ownership in various markets. Our land and lot sale decisions will be based on a variety of factors, including, without limitation, prevailing market conditions. Our land and lot gross margin percentage for the year ended December 31, 2020 was impacted by a sale in our West segment of land entitled for the construction of a self-storage facility in San Diego, California. The sale of this land resulted in approximately $11.0 million in land and lot sales revenue and $10.1 million of land and lot gross margin.
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2021	2020	2021	2020
Sales and marketing	$179,214	$183,110	4.5%	5.7%
General and administrative (G&A)	200,163	166,304	5.1%	5.1%
Total sales and marketing and G&A	$379,377	$349,414	9.6%	10.8%

Sales and marketing expense as a percentage of home sales revenue decreased to 4.5% for the year ended December 31, 2021 from 5.7% for the year ended December 31, 2020. The decrease was due in part to a reduction in advertising costs which benefited from the robust demand environment experienced in the current year, driven by strong homebuilding fundamentals. In addition, the 22% increase in home sales revenue resulted in better utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense decreased to $179.2 million for the year ended December 31, 2021 compared to $183.1 million in the prior year.
General and administrative expense as a percentage of home sales revenue was flat at 5.1% for each of the years ended December 31, 2021 and 2020. General and administrative expense increased by $33.9 million to $200.2 million for the year ended December 31, 2021 from $166.3 million for the year ended December 31, 2020. The increase in general and administrative expenses is primarily related to higher incentive compensation in the current year.
Total sales and marketing and G&A (“SG&A”) expense increased $30.0 million, or 8.6%, to $379.4 million for the year ended December 31, 2021 from $349.4 million in the prior year. SG&A decreased to 9.6% of home sales revenue for the year ended December 31, 2021 from 10.8% for the year ended December 31, 2020.
Restructuring Charges
In May 2020, due to the existing and anticipated future impact of the COVID-19 pandemic on our business, we implemented a workforce reduction plan. As a result of the workforce reduction plan, we incurred $5.7 million of pre-tax restructuring charges consisting of severance and related costs for the year ended December 31, 2020. No similar charges were incurred during the year ended December 31, 2021.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $92.8 million and $83.1 million for the years ended December 31, 2021 and 2020, respectively. All interest incurred in both periods was capitalized.

Other Income (Loss), Net
Other income (loss), net for the years ended December 31, 2021 and 2020 was income of $525,000 and a loss of $9.0 million, respectively. During the year ended December 31, 2020, we incurred a $10.2 million charge related to the early extinguishment of a portion of our Senior Notes due 2021.
Income Tax
For the year ended December 31, 2021, we have recorded a tax provision of $156.4 million based on an effective tax rate of 25.0%. For the year ended December 31, 2020, we recorded a tax provision of $91.2 million based on an effective tax rate of 24.4%.
Financial Services Segment
Income from our financial services operations increased to $20.2 million for the year ended December 31, 2021 compared to income of $15.7 million in the prior year. The increase in financial services income for the year ended December 31, 2021 compared to the prior year relates to the growth of our mortgage financing, title and escrow services and insurance operations. Our mortgage financing operations continues to experience an increasing capture rate, while our expansion into new markets has further contributed to the increased income from our title and insurance services.
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

			Increase
	December 31,		(Decrease)
	2021	2020	Amount	%
Lots Owned
West	15,238	16,771	(1,533)	(9)%
Central	5,452	4,667	785	17%
East	1,446	1,182	264	22%
Total	22,136	22,620	(484)	(2)%
Lots Controlled(1)
West	7,631	6,000	1,631	27%
Central	8,528	3,398	5,130	151%
East	3,380	3,623	(243)	(7)%
Total	19,539	13,021	6,518	50%
Total Lots Owned or Controlled(1)	41,675	35,641	6,034	17%
______________________________________________

(1)As of December 31, 2021 and 2020, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2021 and 2020, lots controlled for Central include 2,950 and 2,083 lots, respectively, and lots controlled for East include 179 lots, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2021 increased 17% from the prior year, driven primarily by the 50% increase in lots controlled, as we continue to execute on a strategy of structuring a higher portion of land deals through a variety of land and lot option arrangements, including land bank and joint venture arrangements.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Discussion and analysis of our 2020 fiscal year and the year-over-year comparison of our 2020 financial performance to our 2019 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. This omitted information is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2021 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2021, we had $681.5 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Tri Pointe and its 100% owned subsidiary Tri Pointe Homes Holdings, Inc. are co-issuers of the $450.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2021, we were in compliance with the covenants required by our Senior Notes.
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
We had no outstanding debt under the Revolving Facility as of December 31, 2021 and 2020. As of December 31, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.20%. As of December 31, 2021 and 2020, there was $5.4 million and $3.1 million, of capitalized debt financing costs, respectively. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $570,000 and $617,000 as of December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021 and 2020, we had outstanding letters of credit of $48.9 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2021, the Company had $504,000 outstanding related to one seller financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2022 provided certain achievements are met. The seller financed loan accrues interest at a weighted average rate of 0.33% per annum.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2021	2021
Consolidated Tangible Net Worth, as defined	$2,291,018	$1,829,322
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	22.9%	≤55%
(Not to exceed 55%)
Interest Coverage Test	8.6	≥1.5
(Not less than 1.5:1.0)

As of December 31, 2021, we were in compliance with all of the above financial covenants.

Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Loans payable	$250,504	$258,979
Senior notes	1,087,219	1,084,022
Total debt	1,337,723	1,343,001
Stockholders’ equity	2,447,621	2,232,537
Total capital	$3,785,344	$3,575,538
Ratio of debt-to-capital(1)	35.3%	37.6%
Total debt	$1,337,723	$1,343,001
Less: Cash and cash equivalents	(681,528)	(621,295)
Net debt	656,195	721,706
Stockholders’ equity	2,447,621	2,232,537
Net capital	$3,103,816	$2,954,243
Ratio of net debt-to-net capital(2)	21.1%	24.4%
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

Cash Flows—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The comparison of cash flows for the years ended December 31, 2021 and 2020 is as follows:
•Net cash provided by operating activities decreased by $168.5 million to $419.5 million in 2021 from cash provided of $588.0 million in 2020. The change was primarily composed of (i) an increase in cash outflow related to real estate inventories of $318.1 million in 2021 as we re-accelerated our land acquisition and development spending in 2021 against a decrease in the prior year due primarily to caution resulting from the COVID-19 pandemic, offset by (ii) an increase in net income to $469.3 million in 2021 compared to $282.2 million in 2020, and (iii) other offsetting activity, including changes in accounts receivable, other assets, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $72.1 million in 2021 compared to $88.0 million in 2020. The higher cash used in 2021 was due primarily to increased purchases of property and equipment.
•Net cash used in financing activities increased to $287.2 million in 2021 from $207.7 million in 2020. The change was primarily a result of an increase in share repurchases of $25.3 million to $276.0 million in 2021 compared to $250.7 million in 2020, in addition to a decrease in net debt borrowing of $58.7 million in 2021 compared to 2020, due primarily to our net borrowing of $50.2 million in the prior year as we refinanced $300 million of our Senior Notes due 2021 with $350 million in 2028 Notes.
As of December 31, 2021, our cash and cash equivalents balance was $681.5 million.
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2021, we had $241.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.8 billion (net of deposits).
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
As of December 31, 2021, we had $601.1 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
Contractual Obligations Table
The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2021, including estimated cash payments due by period. Our purchase obligations represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Long-term debt principal payments(1)	$1,350,504	$504	$480,000	$220,000	$650,000
Long-term debt interest payments(2)	288,437	65,318	113,919	71,400	37,800
Operating leases(3)	60,713	8,637	17,372	13,632	21,072
Ground leases(4)	94,296	3,122	6,244	6,244	78,686
Purchase obligations(5)	1,826,950	1,037,863	674,350	114,737	—
Total	$3,620,900	$1,115,444	$1,291,885	$426,013	$787,558
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
(4)Ground lease obligations have been fully subleased through 2041. Our lease commitment net of sublease income was $27.6 as of December 31, 2021. For a more detailed description of our ground leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(5)Includes $1.8 billion (net of deposits) of the remaining purchase price for all land options contracts and purchase contracts as of December 31, 2021. For a more detailed description of our land purchase and option contracts, please see the discussion set forth above in the section entitled “Off-Balance Sheet Arrangements.”

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
Inflation
In 2021, the rate of inflation in the United States increased significantly and may continue to increase. Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to homebuyers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Policies and Estimates
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease in our West reporting segment. We are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
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
Real Estate Inventories and Cost of Sales
Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified assets represent projects that are actively under development. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs require a substantial degree of judgment by management.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2021, 2020 and 2019, we recorded real estate inventory impairment charges of $19.6 million, $1.5 million and $10.1 million, respectively.
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. In addition, we maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims, subject to self-insured retentions. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.
Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include weighting of industry data claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Our warranty reserve may also include an estimate of future fit and finish warranty claims to the extent not contemplated in the actuarial analysis. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates and comparable self-insured retentions, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims, that claims will not exceed our insurance coverage limits, or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2021. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
We performed a qualitative assessment to determine whether it is more likely than not that the fair value of our goodwill is less than its carrying amount. Upon completion of the October 2021 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2021, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2021, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
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
Related Party Transactions
We had no related party transactions for the years ended December 31, 2021 and 2020, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2021. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility, a seller financed loan and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2021.

	Expected Maturity Date
								Estimated
December 31,	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$504	$30,000	$—	$—	$220,000	$—	$250,504	$250,504
Weighted average interest rate	0.3%	1.2%	—%	—%	1.2%	—%	1.2%
Fixed rate debt	$—	$—	$450,000	$—	$—	$650,000	$1,100,000	$1,199,825
Weighted average interest rate	—%	—%	5.9%	—%	—%	5.5%	5.6%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Irvine, California
February 18, 2022

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2022 annual meeting of stockholders (the “2022 Proxy Statement”) under the captions “Board of Directors,” “Management,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2022 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2022 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2022 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2022 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this annual report on Form 10-K:

(i)Financial Statements:

(2)Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)Exhibits
(b)    Exhibits
The following exhibits are included as part of this annual report on Form 10-K or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

4.2	Registration Rights Agreement, dated as of January 30, 2013, among Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C., and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed January 9, 2014))

4.3	First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C. and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.4	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.5	First Supplemental Indenture, dated as of July 7, 2014, among Tri Pointe Homes Holdings, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.6	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.7	Third Supplemental Indenture, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.8	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.9	Indenture, dated as of May 23, 2016, by and between Tri Pointe Homes, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.10	Second Supplemental Indenture, dated as of June 8, 2017, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.11	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.12	Fifth Supplemental Indenture, dated as of June 10, 2020, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.13	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.14	Form of 5.700% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.15	Description of the Company’s Securities

10.1	Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4	Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Tri Pointe Homes Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5	First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.6	Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.7	Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Tri Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.8	Modification Agreement, dated as of October 30, 2020, among Tri Pointe Homes, Inc., U.S. Bank National Association and the lenders party to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

10.9	Second Modification Agreement, dated as of June 10, 2021, among Tri Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 11, 2021))

10.10†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.11†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.12†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.13†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.14†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.15†	Omnibus Amendment to the Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan, Tri Pointe Homes Short-Term Incentive Plan, Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan and the Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan and their related stock option, restricted stock unit, cash incentive award agreements and performance share unit agreements, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.16†	Amendment No. 4 to Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.17†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.18†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.19†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10‑K (filed February 19, 2020))

10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement (Stock Price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.21†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.22†	Form of Performance-Based Restricted Stock Unit Award Agreement (Total Shareholder Return) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.23†	Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.24†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed February 28, 2017))

10.25†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed March 2, 2016))

10.26†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.27†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.28†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.29†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.31†	Form of Performance-Based Restricted Stock Unit Award Agreement (Total Stockholder Return) (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.33†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.34†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.35†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.36†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.37†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.38†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.39†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.41†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.42†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.43†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.44†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.45†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.46†	Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.47†	Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.48†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2021, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Impairment of Real Estate Inventories
Description of the Matter
At December 31, 2021, the Company’s real estate inventories owned balance was $2.8 billion inclusive of $19.6 million in real estate inventory impairment. As discussed in Notes 1 and 5 to the consolidated financial statements, management performs a quarterly review for indicators of impairment. If there are indicators identified in accordance with Accounting Standards Codification (“ASC”) 360 — Property, Plant, and Equipment, management performs a detailed budget and cash flow review of their real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the community is deemed impaired and is written down to fair value.

Auditing the Company’s impairment assessment for real estate inventories owned is challenging because management’s estimates of undiscounted future cash flows involve subjective assumptions, such as expected sales prices, expected sales pace, and costs expected to be incurred to complete the development. If the community is deemed to be impaired, management applies judgment in determining the discount rate used to estimate fair value. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment process. For example, for real estate inventories owned, we tested controls over management’s process for their review of the prospective financial data and determination of fair value used in the Company’s impairment analysis.

To test management’s undiscounted future cash flows, our audit procedures included, among others, a comparison of the significant assumptions to comparable historical community data, current industry data, economic trends, and other relevant factors. Additionally, we evaluated the reasonableness of the cash flows by performing analytical procedures using the Company’s historical financial data as well as current economic trends. We involved our valuation specialists to assist us in testing certain significant assumptions. Our audit procedures also included evaluating management’s qualitative analyses through inquiries outside the accounting function.

Warranty Reserves
Description of the Matter
At December 31, 2021, the Company’s warranty reserve balance was $103.9 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company’s warranty reserve is estimated, in part, on an actuarial analysis that uses historical claim and expense data, insurance policy coverage limits for the applicable policy years, historical recovery rates, as well as industry data.

Auditing management’s warranty reserve is complex and highly judgmental due to the use of an actuarial valuation model that applies complex methods. In particular, management’s warranty reserve is sensitive to significant assumptions such as the weighting of industry data compared to historical claim and expense data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty reserve review process. For example, we tested controls over the Company’s review of the significant assumptions, including the weighting of industry data compared to historical claim and expense data.

Our procedures to test the warranty reserve balance included, among others, involving our actuarial specialists in assessing the reasonableness of the selected valuation methodology and performing an independent calculation. Our actuarial specialists developed a range of reasonable estimates and compared them to the Company’s warranty reserve. Further, we reviewed the responses provided by internal and external legal counsel for contrary evidence that may affect the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
Irvine, California
February 18, 2022

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$681,528	$621,295
Receivables	116,996	63,551
Real estate inventories	3,054,743	2,910,142
Investments in unconsolidated entities	118,095	75,056
Goodwill and other intangible assets, net	156,603	158,529
Deferred tax assets, net	57,096	47,525
Other assets	151,162	145,882
Total assets	$4,336,223	$4,021,980
Liabilities
Accounts payable	$84,854	$79,690
Accrued expenses and other liabilities	466,013	366,740
Loans payable	250,504	258,979
Senior notes, net	1,087,219	1,084,022
Total liabilities	1,888,590	1,789,431
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 109,644,474 and 121,882,778 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,096	1,219
Additional paid-in capital	91,077	345,137
Retained earnings	2,355,448	1,886,181
Total stockholders’ equity	2,447,621	2,232,537
Noncontrolling interests	12	12
Total equity	2,447,633	2,232,549
Total liabilities and equity	$4,336,223	$4,021,980
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Homebuilding:
Home sales revenue	$3,955,154	$3,232,836	$3,069,375
Land and lot sales revenue	13,016	15,932	7,176
Other operations revenue	2,619	2,542	2,470
Total revenues	3,970,789	3,251,310	3,079,021
Cost of home sales	2,972,237	2,520,790	2,462,708
Cost of land and lot sales	11,585	6,443	7,711
Other operations expense	2,550	2,496	2,434
Sales and marketing	179,214	183,110	195,148
General and administrative	200,163	166,304	157,161
Restructuring charges	—	5,661	—
Homebuilding income from operations	605,040	366,506	253,859
Equity (loss) income of unconsolidated entities	(96)	162	(52)
Other income (loss), net	525	(8,978)	6,857
Homebuilding income before income taxes	605,469	357,690	260,664
Financial Services:
Revenues	11,446	9,137	3,994
Expenses	6,292	5,115	2,887
Equity in income of unconsolidated entities	15,039	11,665	9,316
Financial services income before income taxes	20,193	15,687	10,423
Income before income taxes	625,662	373,377	271,087
Provision for income taxes	(156,395)	(91,170)	(63,900)
Net income	$469,267	$282,207	$207,187
Earnings per share
Basic	$4.16	$2.18	$1.47
Diluted	$4.12	$2.17	$1.47
Weighted average shares outstanding
Basic	112,836,051	129,368,964	140,851,444
Diluted	113,809,292	129,951,161	141,394,227
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,661,713	$1,417	$658,720	$1,396,787	$2,056,924	$13	$2,056,937
Net income	—	—	—	207,187	207,187	—	207,187
Shares issued under share-based awards, net	623,542	6	443	—	449	—	449
Tax withholding paid on behalf of employees for share-based awards	—	—	(3,612)	—	(3,612)	—	(3,612)
Stock-based compensation expense	—	—	14,806	—	14,806	—	14,806
Share repurchases	(6,135,622)	(62)	(89,162)	—	(89,224)	—	(89,224)
Net effect of consolidations, de-consolidations and other transactions	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	136,149,633	1,361	581,195	1,603,974	2,186,530	12	2,186,542
Net income	—	—	—	282,207	282,207	—	282,207
Shares issued under share-based awards	896,622	9	3,103	—	3,112	—	3,112
Tax withholding paid on behalf of employees for share-based awards	—	—	(5,475)	—	(5,475)	—	(5,475)
Stock-based compensation expense	—	—	16,885	—	16,885	—	16,885
Share repurchases	(15,163,477)	(151)	(250,571)	—	(250,722)	—	(250,722)
Balance at December 31, 2020	121,882,778	1,219	345,137	1,886,181	2,232,537	12	2,232,549
Net income	—	—	—	469,267	469,267	—	469,267
Shares issued under share-based awards	825,161	8	5,549	—	5,557	—	5,557
Tax withholding paid on behalf of employees for share-based awards	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	—	20,941	—	20,941	—	20,941
Share repurchases	(13,063,465)	(131)	(275,914)	—	(276,045)	—	(276,045)
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$469,267	$282,207	$207,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,421	29,497	28,396
Equity in income of unconsolidated entities, net	(14,943)	(11,827)	(9,264)
Deferred income taxes, net	(9,571)	2,379	17,864
Amortization of stock-based compensation	20,941	16,885	14,806
Charges for impairments and lot option abandonments	20,838	4,004	24,875
Changes in assets and liabilities:
Real estate inventories	(161,010)	157,060	120,272
Receivables	(53,445)	5,725	(17,684)
Other assets	20,980	18,756	(12,369)
Accounts payable	5,164	13,570	(15,193)
Accrued expenses and other liabilities	74,344	46,848	(52,118)
Returns on investments in unconsolidated entities, net	14,547	12,642	9,208
Loss on extinguishment of debt	—	10,243	—
Net cash provided by operating activities	419,533	587,989	315,980
Cash flows from investing activities:
Purchases of property and equipment	(29,489)	(22,797)	(30,282)
Proceeds from sale of property and equipment	2	28	46
Investments in unconsolidated entities, net	(42,644)	(65,271)	(7,022)
Net cash used in investing activities	(72,131)	(88,040)	(37,258)
Cash flows from financing activities:
Borrowings from debt	—	858,979	400,000
Repayment of debt	(8,475)	(808,791)	(531,895)
Debt issuance costs	(3,570)	(4,768)	(3,125)
Proceeds from issuance of common stock under share-based awards	5,557	3,112	449
Tax withholding paid on behalf of employees for share-based awards	(4,636)	(5,475)	(3,612)
Share repurchases	(276,045)	(250,722)	(89,224)
Net cash used in financing activities	(287,169)	(207,665)	(227,407)
Net increase in cash and cash equivalents	60,233	292,284	51,315
Cash and cash equivalents - beginning of year	621,295	329,011	277,696
Cash and cash equivalents - end of year	$681,528	$621,295	$329,011
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
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2021 and 2020 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
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

Revenue Recognition
Disaggregation of Revenues
We generate revenues from a mix of homebuilding operations and financial services operations. Due to the nature of our revenue generating activities, the disaggregated revenue reported on our consolidated statement of operations, in conjunction with the revenues reported in our segment disclosure, is deemed sufficient to report revenue from contracts with customers in accordance with the disaggregation disclosure requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Codified as “ASC 606”). We report total revenues in Note 2, Segment Information, which is fully comprised of our revenues from contracts with customers. While the total homebuilding revenues by segment include a mix of home sales revenue, land and lot sales revenue and other operations revenue, all material revenue amounts outside of home sales revenue are attributed to their respective homebuilding segments in the discussion below. Our consideration of disaggregated revenue consisted of a variety of facts and circumstances pertaining to our contracts with customers. These considerations included the nature, amounts, timing and other characteristics and economic factors present within each revenue line item appearing on our consolidated statement of operations. See below for further commentary regarding each of our revenue streams from contracts with customers.
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease in the West reporting segment. We are responsible for making lease payments to the land owner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with ASC Topic 842, Leases. We do not recognize a material profit on this ground lease.
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
Real Estate Inventories and Cost of Sales
Real estate inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. In accordance with ASC Topic 835, Interest (“ASC 835”), homebuilding interest capitalized as a cost of inventories owned is included in costs of sales as related units or lots are sold. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified assets represent projects that are actively under development. Homebuilding cost of sales is recognized at the same time revenue is recognized and is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs require a substantial degree of judgment by management.
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
If there are indicators of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future undiscounted cash flows will be sufficient to recover the asset’s carrying value.
When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2021, 2020 and 2019, we recorded real estate inventory impairment charges of $19.6 million, $1.5 million and $10.1 million, respectively.
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. In addition, we maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims, subject to self-insured retentions. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.
Our warranty reserve is based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include weighting of industry data, claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Our warranty reserve may also include an estimate of future fit and finish warranty claims to the extent not contemplated in the actuarial analysis. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates and comparable self-insurance retentions, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims, that claims will not exceed our insurance coverage limits, or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.
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
Variable Interest Entities
The Company accounts for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, a VIE is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve, or are conducted on behalf of, the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.
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
In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write off should we not exercise the option
Stock-Based Compensation
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
Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
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
Business Combinations
We account for business combinations in accordance with ASC Topic 805, Business Combinations, if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2021. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.

We performed a qualitative assessment to determine whether it is more likely than not that the fair value of our goodwill is less than its carrying amount for each of our homebuilding reporting segments. Upon completion of the October 2021 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2021, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2021, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
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
Effective January 15, 2021, we consolidated our six regional homebuilding brands into one unified name, Tri Pointe Homes, under which we continue to acquire and develop land and construct and sell single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. In addition, our determination of reporting segments considered how our chief operating decision maker evaluates operating performance and capital allocation. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding reporting segments, and as a result of such change, beginning in the quarter ended March 31, 2021, our homebuilding segments are reported under the following hierarchy:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Prior to the consolidation of our six regional homebuilding brands into one unified name, Tri Pointe Homes, our homebuilding operations were comprised of the following six reportable segments: Maracay, consisting of operations in Arizona; Pardee Homes, consisting of operations in California and Nevada; Quadrant Homes, consisting of operations in Washington; Trendmaker Homes, consisting of operations in Texas; Tri Pointe Homes, consisting of operations in California, Colorado and the Carolinas; and Winchester Homes, consisting of operations in Maryland, Virginia and the District of Columbia. The realignment of our reporting segments did not have any impact on our historical consolidated results of operations and we have recast prior period segment information in this report to conform to the new segment reporting structure.
Our Tri Pointe Solutions financial services operation is a reportable segment and is comprised of our Tri Pointe Connect mortgage financing operations, our Tri Pointe Assurance title and escrow services operations, and our Tri Pointe Advantage property and casualty insurance agency operations. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
Corporate is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance, internal audit and risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. All of the expenses incurred by Corporate are allocated to the homebuilding reporting segments.
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
Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
West	$2,909,429	$2,392,897	$2,256,345
Central	671,199	549,331	570,180
East	390,161	309,082	252,496
Total homebuilding revenues	3,970,789	3,251,310	3,079,021
Financial services	11,446	9,137	3,994
Total	$3,982,235	$3,260,447	$3,083,015

Income (loss) before taxes
West	$497,807	$318,753	$237,710
Central	73,310	29,247	17,533
East	34,352	9,690	5,421
Total homebuilding income before taxes	605,469	357,690	260,664
Financial services	20,193	15,687	10,423
Total	$625,662	$373,377	$271,087

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2021	December 31, 2020
Real estate inventories
West	$2,242,314	$2,296,013
Central	543,097	386,204
East	269,332	227,925
Total	$3,054,743	$2,910,142

Total assets(1)
West	$2,505,237	$2,556,961
Central	674,862	468,699
East	328,014	284,437
Corporate	781,265	672,536
Total homebuilding assets	4,289,378	3,982,633
Financial services	46,845	39,347
Total	$4,336,223	$4,021,980
(1) Total assets as of December 31, 2021 and 2020 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of December 31, 2021 and, 2020 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income available to common stockholders	$469,267	$282,207	$207,187
Denominator:
Basic weighted-average shares outstanding	112,836,051	129,368,964	140,851,444
Effect of dilutive shares:
Stock options and unvested restricted stock units	973,241	582,197	542,783
Diluted weighted-average shares outstanding	113,809,292	129,951,161	141,394,227
Earnings per share
Basic	$4.16	$2.18	$1.47
Diluted	$4.12	$2.17	$1.47
Antidilutive stock options not included in diluted earnings per share	1,904,089	2,183,731	2,636,982

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Escrow proceeds and other accounts receivable, net	$53,096	$16,642
Warranty insurance receivable (Note 13)	63,900	46,909
Total receivables	$116,996	$63,551

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 in 2021 and $39,000 in 2020.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Real estate inventories owned:
Homes completed or under construction	$1,222,468	$1,006,980
Land under development	1,187,485	1,328,481
Land held for future development	200,362	212,939
Model homes	202,693	241,345
Total real estate inventories owned	2,813,008	2,789,745
Real estate inventories not owned:
Land purchase and land option deposits	241,735	120,397
Total real estate inventories not owned	241,735	120,397
Total real estate inventories	$3,054,743	$2,910,142

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest incurred	$92,783	$83,120	$89,691
Interest capitalized	(92,783)	(83,120)	(89,691)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$182,228	$192,356	$184,400
Interest capitalized as a cost of inventory	92,783	83,120	89,691
Interest previously capitalized as a cost of inventory, included in cost of sales	(101,448)	(93,248)	(81,735)
Capitalized interest in ending inventory	$173,563	$182,228	$192,356

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Real estate inventory impairments	$19,600	$1,460	$10,078
Land and lot option abandonments and pre-acquisition costs	1,238	2,544	14,797
Total	$20,838	$4,004	$24,875

During the year ended December 31, 2021, we recorded a real estate inventory impairment charge of $19.6 million related to one community in the West Segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The discount rate used to calculate fair value was 12%. During the year ended December 31, 2020, we recorded real estate inventory impairment charges of $1.5 million related to one community with five lots for sale in the East Segment where the carrying value of the remaining lots exceeded the fair value based on a land residual value analysis. During the year ended December 31, 2019, we recorded real estate inventory impairment charges of $10.1 million, of which $7.0 million related to one held for future development community in our West segment, and $3.1 million related to three communities in our Central Segment, each where the carrying value of each community exceeded the fair value based on a discounted cash flow analysis. The discount rates used to calculate fair value were 16% for the community in the West Segment and 10% to 12% for the three communities in the Central Segment. For all real estate inventory impairments we consider both market risk and community specific risk to arrive at a discount rate appropriate for the level of total risk associated with each community.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2021, we held equity investments in twelve active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 65%, depending on the investment, with no controlling interest held in any of these investments. Subsequent to December 31, 2021, a reconsideration event under ASC 810 occurred for our financial services limited liability company, which will require us to reassess whether the joint venture is a VIE and, if so, whether the Company is the primary beneficiary. The Company will perform this analysis during the quarter ending March 31, 2022.

Unconsolidated Financial Information
Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are provided below. Because our ownership interest in these entities varies, a direct relationship does not exist between the information presented below and the amounts that are reflected on our consolidated balance sheets as our investment in unconsolidated entities or on our consolidated statements of operations as equity in income (loss) of unconsolidated entities.
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2021	2020
Assets
Cash	$35,966	$15,430
Receivables	8,359	3,820
Real estate inventories	359,324	235,437
Other assets	534	546
Total assets	$404,183	$255,233
Liabilities and equity
Accounts payable and other liabilities	$73,675	$43,534
Company’s equity	118,095	75,056
Outside interests’ equity	212,413	136,643
Total liabilities and equity	$404,183	$255,233

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales	$48,416	$37,366	$30,691
Other operating expense	(26,295)	(19,860)	(16,981)
Other income	(4)	(80)	175
Net income	$22,117	$17,426	$13,885
Company’s equity in income of unconsolidated entities	$14,943	$11,827	$9,264

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2021			December 31, 2020
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	211,835	1,507,304	N/A	81,723	599,025	N/A
Other land option agreements	29,900	319,646	N/A	38,674	336,326	N/A
Total	$241,735	$1,826,950	$—	$120,397	$935,351	$—

Unconsolidated VIEs represent VIEs for which the Company’s land option agreement represents a variable interest in the VIE and the Company was not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $17.9 million and $9.5 million as of December 31, 2021 and 2020, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with our 2014 merger with Weyerhaeuser Real Estate Company (WRECO). As of December 31, 2021 and 2020, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. For further details of the goodwill segment allocation see Note 2, Segment Information.
We have one intangible asset as of December 31, 2021, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life. The Tri Pointe Homes trade name is included in our Corporate reporting segment. See Note 2, Segment Information for additional information.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(8,754)	19,225
Total	$167,283	$(10,680)	$156,603	$167,283	$(8,754)	$158,529

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during the six months ended June 30, 2021 compared to an ending balance of $1.9 million as of December 31, 2020. Amortization expense related to this intangible asset was $1.9 million for the year ended December 31, 2021 and $1.4 million for the year ended December 31, 2020, and was charged to sales and marketing expense.
All existing trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$11,797	$14,984
Refundable fees and other deposits	6,611	22,029
Development rights, held for future use or sale	1,192	1,528
Deferred loan costs	5,412	3,073
Operating properties and equipment, net	51,489	52,494
Lease right-of-use assets	73,727	48,798
Other	934	2,976
Total	$151,162	$145,882

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll and related costs	$59,419	$48,893
Warranty reserves (Note 13)	103,976	94,475
Estimated cost for completion of real estate inventories	107,702	93,292
Customer deposits	55,156	43,602
Income tax liability to Weyerhaeuser	199	240
Accrued income taxes payable	34,894	13,329
Accrued interest	6,189	4,655
Other tax liabilities	3,306	2,180
Lease liabilities	77,264	53,239
Other	17,908	12,835
Total	$466,013	$366,740

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(12,781)	(15,978)
Total	$1,087,219	$1,084,022
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

Tri Pointe and its 100% owned subsidiary Tri Pointe Homes Holdings, Inc. are co-issuers of the $450.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15.
As of December 31, 2021 and December 31, 2020 there was $10.2 million and $12.5 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million as of both December 31, 2021 and 2020, respectively.
Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Term loan facility	$250,000	$250,000
Seller financed loans	504	8,979
Total	$250,504	$258,979
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
We had no outstanding debt under the Revolving Facility as of December 31, 2021 and 2020. As of December 31, 2021, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.20%. As of December 31, 2021 and 2020, there was $5.4 million and $3.1 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $570,000 and $617,000 as of December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021 and 2020, we had outstanding letters of credit of $48.9 million and $64.1 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2021, the Company had $504,000 outstanding related to one seller financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2022 provided certain achievements are met. The seller financed loan accrues interest at a weighted average rate of 0.33% per annum.
Interest Incurred
During the years ended December 31, 2021 and 2020, the Company incurred interest of $92.8 million and $83.1 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2021 and 2020, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $4.4 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. Accrued interest related to all outstanding debt at December 31, 2021 and 2020 was $6.2 million and $4.7 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2021 and December 31, 2020.

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
A summary of assets and liabilities at December 31, 2021 and 2020, related to our financial instruments, measured at fair value for disclosure purposes on a recurring basis, is set forth below (in thousands):

		December 31, 2021		December 31, 2020
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,097,428	$1,199,825	$1,096,494	$1,207,665
Term loan (2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans (3)	Level 2	$504	$504	$8,979	$8,979
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $10.2 million and $12.5 million as of December 31, 2021 and 2020, respectively. The estimated fair value of our Senior Notes at December 31, 2021 and 2020 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2021 and 2020 approximated book value due to the variable interest rate terms of these loans.
(3)The estimated fair value of our seller financed loans as of December 31, 2021 and 2020 approximated book value due to the short term nature of these loans.
At December 31, 2021 and 2020, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2021		Year Ended December 31, 2020
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$19,600	$27,300	$1,460	$2,243

(1)Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented.
The impairment charge recorded during the year ended December 31, 2021 relate to one community in the West Segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The impairment charge for the year ended December 31, 2020 related to five lots from a single East Segment community where the carrying value of the remaining lots exceeded the fair value based on a land residual value analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserve as of December 31, 2021 and $1.3 million as of December 31, 2020.
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
We maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction defect-related claims, subject to self-insured retentions. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.
Our warranty reserve and related estimated insurance recoveries are based on actuarial analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs and related recoveries. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. There can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates and comparable self-insurance retentions, that we will not be liable for damages, cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims, that claims will not exceed our insurance coverage limits, or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with certain subcontractors.

We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $63.9 million and $46.9 million as of December 31, 2021 and 2020, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheet.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Warranty reserves, beginning of period	$94,475	$76,607	$71,836
Warranty reserves accrued	33,899	36,686	27,537
Adjustments to pre-existing reserves	—	—	(427)
Warranty expenditures	(24,398)	(18,818)	(22,339)
Warranty reserves, end of period	$103,976	$94,475	$76,607

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2021 and December 31, 2020, the Company had outstanding surety bonds totaling $693.2 million and $615.4 million, respectively. As of December 31, 2021 and December 31, 2020, our estimated cost to complete obligations related to these surety bonds was $497.5 million and $323.2 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2021, 2020 and 2019, lease expense was $9.5 million, $9.4 million and $9.2 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year ended December 31, 2019
Lease Cost
Operating lease cost (included in SG&A expense)	$9,482	$9,360	$9,228
Ground lease cost (included in other operations expense)	2,538	2,496	2,434
Sublease income, ground leases (included in other operations revenue)	(2,576)	(2,532)	(2,470)
Net lease cost	$9,444	$9,324	$9,192

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$9,557	$8,336	$6,513
Ground lease cash flows (included in operating cash flows)	$2,538	$2,496	$2,434
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,245	$2,402	$2,473

	December 31, 2020	December 31, 2019
Weighted-average discount rate:
Operating leases	4.6%	5.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	7.1	5.5
Ground leases	46.1	47.0
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2022	$8,637	$3,122
2023	9,428	3,122
2024	7,944	3,122
2025	7,094	3,122
2026	6,538	3,122
Thereafter	21,072	78,686
Total operating lease payments	$60,713	$94,296
Less: Interest	11,069	66,675
Present value of operating lease liabilities	$49,644	$27,621
(1)    Ground leases are fully subleased through 2041, representing $61.9 million of the $94.3 million future ground lease obligations.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work at the land seller’s expense even if we terminate the option to procure land or lots. As of December 31, 2021, we had $241.7 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.8 billion (net of deposits).
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
The number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of December 31, 2021 there were 4,708,022 shares available for future grant under the 2013 Incentive Plan.

The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total stock-based compensation	$20,941	$16,885	$14,806

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2021, total unrecognized stock-based compensation related to all stock-based awards was $26.3 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	650,770	$15.78	2.5	$1,155
Granted	—	—	—	—
Exercised	(366,545)	$15.93	—	—
Forfeited	—	$—	—	—
Options outstanding at December 31, 2021	284,225	$15.58	1.6	$3,430
Options exercisable at December 31, 2021	284,255	$15.58	1.6	$3,430

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $1.0 million, and $354,000, respectively. There were no stock option awards granted during the years ended December 31, 2021, 2020 and 2019.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2020	2,873,655	$15.35	$50,404
Granted	1,568,447	$18.71	—
Vested	(716,879)	$15.26	—
Forfeited	(380,132)	$13.51	—
Nonvested RSUs at December 31, 2021	3,345,091	$17.16	$92,492

The total intrinsic value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $19.8 million, $15.8 million, and $10.9 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 was $29.3 million, $27.2 million, and $20.1 million, respectively.
On November 8, 2021 and October 25, 2021, the Company granted an aggregate of 3,275 and 1,655 time-based RSUs, respectively, to certain employees. The RSUs granted vest in equal installments annually beginning on the grant date over a three-year period. The fair value of each RSU granted on November 8, 2021 and October 25, 2021 was measured using a price of $24.87 and $24.60, respectively, per share, which was the closing stock price on the applicable date of grant. Each award will be expensed on a straight-line basis over the vesting period.
On September 27, 2021, the Company granted 3,929 time-based RSUs to newly elected non-employee member of its board of directors. The RSUs granted to the non-employee director vest in their entirety on the day immediately prior to the Company’s 2022 annual meeting of stockholders. The fair value of each RSU granted on September 27, 2021 was measured using a price of $22.17 per share, which was the closing stock price on the date of grant. The award will be expensed on a straight-line basis over the vesting period.
On April 26, 2021, the Company granted an aggregate of 3,190 time-based RSUs to certain employees. The RSUs granted vest in equal installments annually beginning on the grant date over a three-year period. The fair value of each RSU granted on April 26, 2021 was measured using a price of $23.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On April 26, 2021, the Company granted an aggregate of 32,960 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vest in their entirety on the day immediately prior to the Company’s 2022 annual meeting of stockholders. The fair value of each RSU granted on April 26, 2021 was measured using a price of $23.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

On February 22, 2021, the Company granted an aggregate of 669,141 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if any, of these performance-based

RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2021 to December 31, 2023. The fair value of these performance-based RSUs was determined to be $18.96 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

On February 22, 2021, the Company granted an aggregate of 229,297 performance-based RSUs to the Company’s division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if any, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2021 to December 31, 2023. The fair value of these performance-based RSUs was measured using a price of $18.26, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.
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
On February 20, 2020, the Company granted an aggregate of 547,166 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if any, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s TSR relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2020 to December 31, 2022. The fair value of these performance-based RSUs was determined to be $19.36 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.
On February 20, 2020, the Company granted an aggregate of 207,300 performance-based RSUs to the Company’s division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if any, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2020 to December 31, 2022. The fair value of these performance-based RSUs was measured using a price of $18.39, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of common stock issued will differ.

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$130,700	$71,906	$38,782
State	35,266	16,886	7,253
Total current taxes	165,966	88,792	46,035
Deferred:
Federal	(8,771)	(1,791)	9,698
State	(800)	4,169	8,167
Total deferred taxes	(9,571)	2,378	17,865
Total income tax expense	$156,395	$91,170	$63,900

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Taxes at the U.S. federal statutory rate	$131,373	$78,396	$56,935
State income taxes, net of federal tax impact	27,234	16,253	10,221
Non-deductible transaction costs	136	120	145
Change in valuation allowance	—	—	(3)
Federal energy credits	(5,429)	(5,810)	(6,873)
Other, net	3,081	2,211	3,475
Total income tax expense	$156,395	$91,170	$63,900
Effective income tax rate	25.0%	24.4%	23.6%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Impairment and other valuation reserves	$30,756	$30,160
Incentive compensation	10,512	8,259
Indirect costs capitalized	15,793	16,971
Operating lease liability	19,283	13,350
Net operating loss carryforwards (state)	12,218	12,218
State taxes	7,531	3,636
Other costs and expenses	11,341	7,377
Gross deferred tax assets	107,434	91,971
Valuation allowance	(3,406)	(3,422)
Deferred tax assets, net of valuation allowance	104,028	88,549
Deferred tax liabilities:
Interest capitalized	(7,148)	(6,976)
Basis difference in inventory	(5,735)	(6,198)
Fixed assets	(10,529)	(9,964)
Intangibles	(4,209)	(4,687)
Operating lease asset	(18,315)	(12,139)
Deferred financing costs	(586)	(687)
Other	(410)	(373)
Deferred tax liabilities	(46,932)	(41,024)
Net deferred tax assets	$57,096	$47,525
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
As of December 31, 2021, the Company had a state net operating loss carryforward of $171.8 million, which will expire between 2031 and 2036. As of December 31, 2021 and 2020, we had a valuation allowance on our deferred tax assets of $3.4 million. The valuation allowance as of December 31, 2021 and 2020 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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

The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2016 tax year. The outcome of these examinations is not yet determinable. The Company’s tax years 2018 to 2020 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$—	$507	$1,014
Decrease related to prior year tax positions	—	(507)	(507)
Balance at end of year	$—	$—	$507

 The Company classifies interest and penalties related to income taxes as part of income tax expense. The Company did not record any tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2021, 2020 and 2019. During the year ended December 31, 2020, the gross unrecognized tax benefit was fully reversed.

16.    Related Party Transactions
We had no related party transactions for the years ended December 31, 2021, 2020 or 2019.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(10,616)	$2,675	$(5,660)
Income taxes	$144,508	$72,256	$154,730
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$935	$1,025	$1,570
Amortization of deferred loan costs capitalized to real estate inventory	$3,494	$3,600	$4,148

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 18, 2022
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2022
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 18, 2022
Lawrence B. Burrows

/s/ Constance B. Moore	Director	February 18, 2022
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 18, 2022
Vicki D. McWilliams

/s/ R. Kent Grahl	Director	February 18, 2022
R. Kent Grahl