Form 10-Q
period 2022-03-31
Tri Pointe Homes, Inc.
filed 2022-04-21
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
103,440,702 shares of the registrant's common stock were issued and outstanding as of April 13, 2022.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$412,703	$681,528
Receivables	116,749	116,996
Real estate inventories	3,288,347	3,054,743
Investments in unconsolidated entities	122,366	118,095
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	57,096	57,096
Other assets	160,208	151,162
Total assets	$4,314,072	$4,336,223
Liabilities
Accounts payable	$76,015	$84,854
Accrued expenses and other liabilities	490,877	466,013
Loans payable	250,000	250,504
Senior notes, net	1,088,050	1,087,219
Total liabilities	1,904,942	1,888,590

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 104,980,860 and 109,644,474 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,050	1,096
Additional paid-in capital	—	91,077
Retained earnings	2,407,184	2,355,448
Total stockholders’ equity	2,408,234	2,447,621
Noncontrolling interests	896	12
Total equity	2,409,130	2,447,633
Total liabilities and equity	$4,314,072	$4,336,223

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Homebuilding:
Home sales revenue	$725,251	$716,675
Land and lot sales revenue	1,597	1,523
Other operations revenue	644	663
Total revenues	727,492	718,861
Cost of home sales	530,660	545,356
Cost of land and lot sales	475	153
Other operations expense	646	624
Sales and marketing	32,239	40,460
General and administrative	48,456	41,349
Homebuilding income from operations	115,016	90,919
Equity in loss of unconsolidated entities	(55)	(13)
Other income, net	273	108
Homebuilding income before income taxes	115,234	91,014
Financial Services:
Revenues	8,752	2,105
Expenses	5,308	1,407
Equity in income of unconsolidated entities	46	2,691
Financial services income before income taxes	3,490	3,389
Income before income taxes	118,724	94,403
Provision for income taxes	(30,225)	(23,601)
Net income	88,499	70,802
Net income attributable to noncontrolling interests	(1,021)	—
Net income available to common stockholders	$87,478	$70,802
Earnings per share
Basic	$0.82	$0.59
Diluted	$0.81	$0.59
Weighted average shares outstanding
Basic	107,326,911	119,355,252
Diluted	108,197,485	120,086,573

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	87,478	87,478	1,021	88,499
Shares issued under share-based awards	631,622	6	23	—	29	—	29
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(9,076)	—	(9,076)	—	(9,076)
Stock-based compensation expense	—	—	5,272	—	5,272	—	5,272
Share repurchases	(5,295,236)	(52)	(123,038)	—	(123,090)	—	(123,090)
Distributions to noncontrolling interests, net	—	—	—	—	—	(382)	(382)
Net effect of consolidations of VIE's	—	—	—	—	—	245	245
Reclass the negative APIC to retained earnings	—	—	35,742	(35,742)	—	—	—
Balance at March 31, 2022	104,980,860	$1,050	$—	$2,407,184	$2,408,234	$896	$2,409,130

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	70,802	70,802	—	70,802
Shares issued under share-based awards	601,025	6	2,811	—	2,817	—	2,817
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,622)	—	(4,622)	—	(4,622)
Stock-based compensation expense	—	—	3,656	—	3,656	—	3,656
Share repurchases	(3,659,561)	(37)	(65,391)	—	(65,428)	—	(65,428)
Balance at March 31, 2021	118,824,242	$1,188	$281,591	$1,956,983	$2,239,762	$12	$2,239,774

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$88,499	$70,802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,285	7,130
Equity in loss (income) of unconsolidated entities, net	9	(2,677)
Deferred income taxes, net	—	3,136
Amortization of stock-based compensation	5,272	3,656
Charges for impairments and lot option abandonments	766	213
Returns on investments in unconsolidated entities, net	2,253	3,183
Changes in assets and liabilities:
Real estate inventories	(233,238)	(104,701)
Receivables	247	(17,814)
Other assets	(1,622)	5,967
Accounts payable	(8,839)	39,213
Accrued expenses and other liabilities	25,254	22,096
Net cash (used in) provided by operating activities	(116,114)	30,204
Cash flows from investing activities:
Purchases of property and equipment	(12,547)	(5,684)
(Investments in) returns of unconsolidated entities, net	(7,141)	6,083
Net cash (used in) provided by investing activities	(19,688)	399
Cash flows from financing activities:
Repayment of debt	(504)	—
Distributions to noncontrolling interests	(382)	—
Proceeds from issuance of common stock under share-based awards	29	2,817
Minimum tax withholding paid on behalf of employees for share-based awards	(9,076)	(4,622)
Share repurchases	(123,090)	(65,428)
Net cash used in financing activities	(133,023)	(67,233)
Net decrease in cash and cash equivalents	(268,825)	(36,630)
Cash and cash equivalents–beginning of period	681,528	621,295
Cash and cash equivalents–end of period	$412,703	$584,665

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to seasonal variations and other factors, such as the effects of COVID-19 and its potential impacts on our future results.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of March 31, 2022 and December 31, 2021 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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

Land and lot sales revenue
Historically, we have generated land and lot sales revenue from a small number of transactions, although in some periods we have realized a significant amount of revenue and gross margin. We do not expect our future land and lot sales revenue to be material, but we still consider these sales to be an ordinary part of our business, thus meeting the definition of contracts with customers. Similar to our home sales, revenue from land and lot sales is typically fully recognized when the land and lot sales transactions are consummated, at which time no further performance obligations are left to be satisfied. Some of our historical land and lot sales have included future profit participation rights. We will recognize future land and lot sales revenue in the periods in which all closing conditions are met, subject to the constraint on variable consideration related to profit participation rights, if such rights exist in the sales contract.
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
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. The joint venture acts as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting where we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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
Recently Issued Accounting Standards Not Yet Adopted
No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted since those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that are of material significance, or have potential material significance, to the Company.

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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
West	$530,496	$540,046
Central	137,097	121,118
East	59,899	57,697
Total homebuilding revenues	727,492	718,861
Financial services	8,752	2,105
Total	$736,244	$720,966

Income before taxes
West	$100,557	$79,577
Central	12,951	9,697
East	1,726	1,740
Total homebuilding income before income taxes	115,234	91,014
Financial services	3,490	3,389
Total	$118,724	$94,403

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate inventories
West	$2,356,701	$2,242,314
Central	601,577	543,097
East	330,069	269,332
Total	$3,288,347	$3,054,743

Total assets(1)
West	$2,631,573	$2,505,237
Central	724,994	674,862
East	382,985	328,014
Corporate	519,834	781,265
Total homebuilding assets	4,259,386	4,289,378
Financial services	54,686	46,845
Total	$4,314,072	$4,336,223
__________
(1)    Total assets as of March 31, 2022 and December 31, 2021 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2022 and December 31, 2021 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income available to common stockholders	$87,478	$70,802
Denominator:
Basic weighted-average shares outstanding	107,326,911	119,355,252
Effect of dilutive shares:
Stock options and unvested restricted stock units	870,574	731,321
Diluted weighted-average shares outstanding	108,197,485	120,086,573
Earnings per share
Basic	$0.82	$0.59
Diluted	$0.81	$0.59
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,405,692	2,397,962

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Escrow proceeds and other accounts receivable, net	$52,991	$53,096
Warranty insurance receivable (Note 13)	63,758	63,900
Total receivables	$116,749	$116,996

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both March 31, 2022 and December 31, 2021.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Real estate inventories owned:
Homes completed or under construction	$1,491,849	$1,222,468
Land under development	1,185,105	1,187,485
Land held for future development	139,333	200,362
Model homes	218,227	202,693
Total real estate inventories owned	3,034,514	2,813,008
Real estate inventories not owned:
Land purchase and land option deposits	253,833	241,735
Total real estate inventories not owned	253,833	241,735
Total real estate inventories	$3,288,347	$3,054,743

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The decrease in land held for future development as of March 31, 2022 compared to December 31, 2021 is attributable to a project located in San Jose, California in our West segment that was transferred to land under development.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements, as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest incurred	$28,553	$21,179
Interest capitalized	(28,553)	(21,179)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$173,563	$182,228
Interest capitalized as a cost of inventory	28,553	21,179
Interest previously capitalized as a cost of inventory, included in cost of sales	(17,065)	(20,678)
Capitalized interest in ending inventory	$185,051	$182,729

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	766	213
Total	$766	$213

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

6.    Investments in Unconsolidated Entities

As of March 31, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments. During the three months ended March 31, 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture, which required us to reassess whether the joint venture is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. This mortgage financing joint venture was accounted for as an equity-method investment as of December 31, 2021. Based on the reassessment performed during the three months ended March 31, 2022, this joint venture was deemed to be a VIE and the Company was identified as the primary beneficiary of the VIE. For further details, see Note 7, Variable Interest Entities.
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

Assets and liabilities of unconsolidated entities (in thousands):

	March 31, 2022	December 31, 2021
Assets
Cash	$38,822	$35,966
Receivables	10,191	8,359
Real estate inventories	409,185	359,324
Other assets	2,756	534
Total assets	$460,954	$404,183
Liabilities and equity
Accounts payable and other liabilities	$110,242	$73,675
Company’s equity	122,366	118,095
Outside interests’ equity	228,346	212,413
Total liabilities and equity	$460,954	$404,183

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales	$5,323	$7,809
Other operating expense	(5,444)	(3,848)
Net income	$(121)	$3,961
Company’s equity in income of unconsolidated entities	$(9)	$2,678

7.    Variable Interest Entities
Land and Lot Option Agreements
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2022			December 31, 2021
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$225,172	$1,402,974	N/A	$211,835	$1,507,304	N/A
Other land option agreements	28,661	225,361	N/A	29,900	319,646	N/A
Total	$253,833	$1,628,335	$—	$241,735	$1,826,950	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $14.1 million and $17.9 million as of March 31, 2022 and December 31, 2021, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the three months ended March 31, 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of March 31, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of March, 31, 2022, the carrying value of the VIE’s assets was $6.0 million, which was primarily included in other assets, $5.2 million of liabilities was included in accrued expenses and other liabilities and $0.8 million was included in noncontrolling interests in the accompanying consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of March 31, 2022 and December 31, 2021, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014.
We have one intangible asset as of March 31, 2022, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(10,680)	17,299
Total	$167,283	$(10,680)	$156,603	$167,283	$(10,680)	$156,603

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during 2021. Amortization expense related to this intangible asset was $963,000 for the three-month period ended March 31, 2021. Amortization of this intangible was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing. All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$15,135	$11,797
Refundable fees and other deposits	5,741	6,611
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	5,111	5,412
Operating properties and equipment, net	58,751	51,489
Lease right-of-use assets	73,337	73,727
Other	941	934
Total	$160,208	$151,162

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related costs	$21,344	$59,419
Warranty reserves (Note 13)	103,034	103,976
Estimated cost for completion of real estate inventories	102,589	107,702
Customer deposits	73,547	55,156
Income tax liability to Weyerhaeuser	199	199
Accrued income taxes payable	65,123	34,894
Accrued interest	22,926	6,189
Other tax liability	1,435	3,306
Lease liabilities	77,136	77,264
Other	23,544	17,908
Total	$490,877	$466,013

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(11,950)	(12,781)
Total	$1,088,050	$1,087,219

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
As of March 31, 2022, there were $9.6 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan facility	$250,000	$250,000
Seller financed loans	—	504
Total	$250,000	$250,504
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
As of March 31, 2022, we had no outstanding debt under the Revolving Facility and there was $568.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.33%. As of March 31, 2022, there were $5.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $286,000 and $570,000 as of March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021, we had outstanding letters of credit of $82.0 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended March 31, 2022 and 2021, the Company incurred interest of $28.6 million and $21.2 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million for both the three months ended March 31, 2022 and 2021, respectively. Accrued interest related to all outstanding debt at March 31, 2022 and December 31, 2021 was $22.9 million and $6.2 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2022 and December 31, 2021.

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
A summary of assets and liabilities at March 31, 2022 and December 31, 2021, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2022		December 31, 2021
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,097,671	$1,110,625	$1,097,428	$1,199,825
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$—	$—	$504	$504
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $9.6 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value of the Senior Notes at March 31, 2022 and December 31, 2021 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2022 and December 31, 2021 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loan as of December 31, 2021 approximated book value due to the short term nature of these loans.

At March 31, 2022 and December 31, 2021, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature and variable interest rate terms.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$19,600	$27,300
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of March 31, 2022 and December 31, 2021, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $63.8 million and $63.9 million as of March 31, 2022 and December 31, 2021, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Warranty reserves, beginning of period	$103,976	$94,475
Warranty reserves accrued	4,721	6,514
Warranty expenditures	(5,663)	(6,196)
Warranty reserves, end of period	$103,034	$94,793

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2022 and December 31, 2021, the Company had outstanding surety bonds totaling $642.4 million and $693.2 million, respectively. As of March 31, 2022 and December 31, 2021, our estimated cost to complete obligations related to these surety bonds was $424.5 million and $497.5 million, respectively.
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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Lease Cost
Operating lease cost (included in SG&A expense)	$2,499	$2,481
Ground lease cost (included in other operations expense)	644	624
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(635)	(633)
Net lease cost	$2,508	$2,472

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,381	$2,788
Ground lease cash flows (included in operating cash flows)	$663	$635
Right-of-use assets obtained in exchange for new operating lease liabilities	$83	$3,006

	March 31, 2022	December 31, 2021
Weighted-average discount rate:
Operating leases	4.6%	4.6%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	7.3	7.1
Ground leases	46.0	46.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2022	$6,203	$2,428
2023	9,079	3,237
2024	7,680	3,237
2025	7,092	3,237
2026	6,395	3,237
Thereafter	21,212	81,878
Total lease payments	$57,661	$97,254
Less: Interest	9,107	68,672
Present value of operating lease liabilities	$48,554	$28,582
 __________
(1)    Ground leases are fully subleased through 2041, representing $63.4 million of the $97.3 million future ground lease obligations.
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
As amended, the number of shares of our common stock that may be issued under the 2013 Incentive Plan is 11,727,833 shares. To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2013 Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally shall again be available under the 2013 Incentive Plan. As of March 31, 2022, there were 3,316,542 shares available for future grant under the 2013 Incentive Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2022	2021
Total stock-based compensation	$5,272	$3,656

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2022, total unrecognized stock-based compensation related to all stock-based awards was $41.8 million and the weighted average term over which the expense was expected to be recognized was 2.2 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	284,225	$15.58	1.6	$3,430
Granted	—	—	—	—
Exercised	(3,000)	$9.68	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2022	281,225	$15.65	1.4	$1,430
Options exercisable at March 31, 2022	281,225	$15.65	1.4	$1,430

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2021	3,345,091	$17.16	$92,492
Granted	1,532,748	$21.00	—
Vested	(1,033,418)	$14.31	—
Forfeited	(90,810)	$8.00	—
Nonvested RSUs at March 31, 2022	3,753,611	$19.73	$77,812

RSUs that vested, as reflected in the table above, during the three months ended March 31, 2022 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the three months ended March 31, 2022 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On February 22, 2022, the Company granted an aggregate of 629,520 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 22, 2022 was measured using a price of $21.00 per share per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2022, the Company granted an aggregate of 668,150 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2022 to December 31, 2024. The fair value of these performance-based RSUs was determined to be $20.16 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

On February 22, 2022, the Company granted an aggregate of 235,078 performance-based RSUs to the Company’s division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2022 to December 31, 2024. The fair value of these performance-based RSUs was measured using a price of $21.00, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
We had net deferred tax assets of $57.1 million as of both March 31, 2022 and December 31, 2021. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2022 and December 31, 2021. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement. As of March 31, 2022 and December 31, 2021, we had an income tax liability to Weyerhaeuser of $199,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $30.2 million and $23.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2022 and December 31, 2021. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the three months ended March 31, 2022 and 2021.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(17,869)	$(16,898)
Income taxes paid (refunded), net	$—	$—
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$243	$228
Amortization of deferred loan costs capitalized to real estate inventory	$889	$871

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing COVID-19 pandemic, which are highly uncertain and subject to rapid change, cannot be predicted and will depend upon future developments, including the emergence and spread of new strains or variants of COVID-19, the severity and duration of the outbreak, the duration of existing and future social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and acceptance of effective vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
•the impacts on our supply chain, the health of our employees, service providers and trade partners, and the reactions of U.S. and global markets and their effects on consumer confidence and spending;
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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
Thus far, fiscal year 2022 has exhibited exceptional demand for housing, as the backdrop of low supply continues to propel this positive trend. While higher mortgage interest rates typically negatively affect demand, demand remained strong in the first quarter, notwithstanding sharp increases in interest rates. Despite rising mortgage rates, we believe that housing fundamentals remain strong due to, among other things, the persistent lack of existing home inventory and the continued emergence of the Millennial cohort of homebuyers, which has allowed us to expand operating margins and improve our bottom line and earnings per share. We believe the homebuilding industry also continues to benefit from a renewed emphasis on home ownership, one of many sentiment shifts the U.S. has experienced, at least in part, as a result of the COVID-19 pandemic. Based on the foregoing, as well as the strong labor market, we remain positive on long-term housing fundamentals as we enter the second quarter.
We continue to monitor a variety of key economic indicators, including GDP growth and inflation levels. While both indicators are useful tools in projecting forward within our industry, we believe that these dynamics may provide more accurate insights during a more conventional demand-driven or moderate inflation cycle. In light of the current inflationary environment, which has reached multi-decade highs, seemingly driven largely by supply chain bottlenecks and shortages, as well as government spending, we are closely observing the strains imposed by these higher costs and the monetary policies deployed to mitigate the trend. As we move beyond the first quarter, we remain focused on adapting to both updated expectations regarding inflation, as well as the anticipated impact of inflation on interest rates. Finally, we continue to monitor the potential impacts on our business of numerous emerging geopolitical risks, including those associated with the war in Ukraine and continuing COVID-19 lockdowns in China, which may exert further unforeseen inflationary pressures and exacerbate supply chain problems.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 26.8% and a reduction in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue to 11.1%. These factors, along with an average sales price of homes delivered of $660,000, allowed us to achieve net income of $88.5 million, or diluted earnings per share of $0.81. Our monthly absorption rate for the quarter was 5.7 orders per month and as of March 31, 2022, our backlog units and dollar value of backlog have increased to 3,955 and $2.9 billion, respectively, up 3% and 19%, respectively, compared to the prior-year period. In addition, we ended the first quarter with total liquidity of $980.7 million, including cash and cash equivalents of $412.7 million and $568.0 million of availability under our Credit Facility.
Our results for the three months ended March 31, 2022 may not be indicative of trends that will persist, as uncertainty caused by COVID-19, government responses to the pandemic, increasing inflation, the war in Ukraine and supply chain disruptions have impacted, and will continue to impact, our business and operations. See “Cautionary Note Concerning Forward-Looking Statements” above.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Homebuilding:
Home sales revenue	$725,251	$716,675
Land and lot sales revenue	1,597	1,523
Other operations revenue	644	663
Total revenues	727,492	718,861
Cost of home sales	530,660	545,356
Cost of land and lot sales	475	153
Other operations expense	646	624
Sales and marketing	32,239	40,460
General and administrative	48,456	41,349
Homebuilding income from operations	115,016	90,919
Equity in loss of unconsolidated entities	(55)	(13)
Other income, net	273	108
Homebuilding income before income taxes	115,234	91,014
Financial Services:
Revenues	8,752	2,105
Expenses	5,308	1,407
Equity in income of unconsolidated entities	46	2,691
Financial services income before income taxes	3,490	3,389
Income before income taxes	118,724	94,403
Provision for income taxes	(30,225)	(23,601)
Net income	88,499	70,802
Net income attributable to noncontrolling interests	(1,021)	—
Net income available to common stockholders	$87,478	$70,802
Earnings per share
Basic	$0.82	$0.59
Diluted	$0.81	$0.59

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,109	64.3	5.7	1,277	70.5	6.0	(13)%	(9)%	(5)%
Central	546	30.5	6.0	534	29.0	6.1	2%	5%	(3)%
East	241	16.7	4.8	176	13.8	4.3	37%	21%	13%
Total	1,896	111.5	5.7	1,987	113.3	5.8	(5)%	(2)%	(3)%

Net new home orders for the three months ended March 31, 2022 decreased by 91, or 5%, to 1,896, compared to 1,987 during the prior-year period. The decrease in net new home orders was due to a 3% decrease in monthly absorption rates and a 2% decrease in average selling communities. New home order demand remained strong throughout the quarter despite a steep increase in mortgage interest rates. We believe the strong demand was largely due to the continuation of low supply, well below the level necessary to serve the prevailing demand for housing. The strong demand environment, which has persisted since June 2020, has remained above historical averages and has contributed to an overall decrease in our active selling communities due to the accelerated rate of sales activity and community close outs.
Our West segment reported a 13% decrease in net new home orders due to a 9% decrease in average selling communities and a 5% decrease in monthly absorption rates. While demand in our West segment remained very strong during the quarter, demand during the prior-year period was even stronger, likely due in part to significantly lower mortgage interest rates in the prior-year period. The decrease in average selling communities in the current quarter is largely due to the robust demand experienced throughout 2021 and through the first quarter of 2022, which has resulted in a community count decline. Our monthly absorption rate of 5.7 in our West segment represents a sales pace above historical trends. Our Central segment reported a 2% increase in net new home orders due to a 5% increase in average selling communities offset by a 3% decrease in monthly absorption rates. Monthly absorption rates in our Central segment remained strong in both Colorado and Texas, as evidenced by a monthly absorption rate of 6.0 in our Central segment. The 5% increase in average selling communities was due to growth in our Austin and Colorado markets. Our East segment reported a 37% increase in net new home orders due to a 21% increase in average selling communities and a 13% increase in monthly absorption rates. Growth in average selling communities in our East segment was due largely to accelerated operations in Charlotte, North Carolina, where net new home orders and average selling communities for the current-year period increased by 88 and 5.3, respectively, compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2022			As of March 31, 2021			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,380	$1,936,552	$814	2,520	$1,753,033	$696	(6)%	10%	17%
Central	1,103	672,420	610	904	453,369	502	22%	48%	22%
East	472	320,215	678	401	245,403	612	18%	30%	11%
Total	3,955	$2,929,187	$741	3,825	$2,451,805	$641	3%	19%	16%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 8% and 6% during the three months ended March 31, 2022 and 2021, respectively. The dollar value of backlog was $2.9 billion as of March 31, 2022, an increase of $477.4 million, or 19%, compared to $2.5 billion as of March 31, 2021. This increase was due to both an increase in backlog units of 130, or 3%, to 3,955 as of March 31, 2022, compared to 3,825 as of March 31, 2021, as well as an increase in the average sales price of backlog units of $100,000, or 16%, to $741,000 as of March 31, 2022, compared to $641,000 at March 31, 2021. The increase in units was due primarily to the higher level of backlog as of December 31, 2021, which increased 7% as compared to the prior year. The increase in the average sales price of backlog units was due primarily to our ability to raise prices, along with a combination of product mix and the geographic composition of backlog units.
Backlog dollar value in our West segment increased 10% due to a 17% increase in average sales price, offset by a 6% decrease in backlog units. The increase in average sales price is a reflection of the strong pricing power we possessed in 2021 and through the first quarter of 2022. Our Central segment expanded its backlog dollar value by 48% due to a 22% increase in backlog units and a 22% increase in average sales price. This strong growth in backlog units in our Central segment was due largely to a 31% increase in backlog as of December 31, 2021 as compared to the prior year. The increase in average sales price during the current-year period is due primarily to the strong pricing power we experienced in 2021 in our Texas and Colorado markets, a trend which has continued through the first quarter of 2022. Backlog dollar value in our East segment increased by 30% due to an 18% increase in backlog units and an 11% increase in average sales price. The increase in backlog units during the current-year period is largely the result of our accelerated operations in Charlotte, North Carolina, where we began selling homes in the second half of 2020. Backlog units in our Charlotte division increased to 175 units during the current-year period as compared to 5 units during the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	740	$528,255	$714	769	$537,887	$699	(4)%	(2)%	2%
Central	263	137,097	521	254	121,118	477	4%	13%	9%
East	96	59,899	624	103	57,670	560	(7)%	4%	11%
Total	1,099	$725,251	$660	1,126	$716,675	$636	(2)%	1%	4%

Home sales revenue increased $8.6 million, or 1%, to $725.3 million for the three months ended March 31, 2022 compared to the prior-year period. The increase was comprised of $25.8 million related to an increase in average sales price of homes delivered in the three months ended March 31, 2022 compared to the prior-year period, offset by $17.2 million related to a decrease of 27 in new homes delivered in the three months ended March 31, 2022 compared to the prior-year period.
Home sales revenue in our West segment decreased 2% due to a 4% decrease in new homes delivered, offset by a 2% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries. The increase in average sales prices was due to stronger pricing power reflected in our backlog entering into the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 13% due to a 9% increase in average sales price and a 4% increase in new homes delivered. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period. The increase in average sales price is a reflection of the strong pricing power we realized in 2021. Home sales revenue in our East segment increased by 4% due to an 11% increase in average sales price offset by a 7% decrease in new homes delivered. The increase in average sales price was due to the strong pricing power we experienced throughout 2021, as each of our markets in our East segment experienced significant growth in average sales price compared to the prior-year period. The decrease in new homes delivered was due a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries.

Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2022	%	2021	%
Home sales revenue	$725,251	100.0%	$716,675	100.0%
Cost of home sales	530,660	73.2%	545,356	76.1%
Homebuilding gross margin	194,591	26.8%	171,319	23.9%
Add: interest in cost of home sales	17,065	2.4%	20,678	2.9%
Add: impairments and lot option abandonments	489	0.1%	213	0.0%
Adjusted homebuilding gross margin(1)	$212,145	29.3%	$192,210	26.8%
Homebuilding gross margin percentage	26.8%		23.9%
Adjusted homebuilding gross margin percentage(1)	29.3%		26.8%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 26.8% for the three months ended March 31, 2022 as compared to 23.9% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and a strong demand environment that has allowed us to reduce incentives and raise prices in all of our markets. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.3% for the three months ended March 31, 2022, compared to 26.8% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$32,239	$40,460	4.4%	5.6%
General and administrative (G&A)	48,456	41,349	6.7%	5.8%
Total sales and marketing and G&A	$80,695	$81,809	11.1%	11.4%

Total SG&A expense as a percentage of home sales revenue decreased to 11.1% for the three months ended March 31, 2022, compared to 11.4% in the prior-year period. Total SG&A expense decreased $1.1 million to $80.7 million for the three months ended March 31, 2022 from $81.8 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.4% for the three months ended March 31, 2022, compared to 5.6% for the prior-year period. The decrease was due primarily to lower broker commissions and advertising expense.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 6.7% of home sales revenue for the three months ended March 31, 2022 compared to 5.8% for the prior-year period. G&A expense increased to $48.5 million for the three months ended March 31, 2022 compared to $41.3 million for the prior-year period, largely due to higher employee costs as we continue to grow our headcount.

Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $28.6 million and $21.2 million for the three months ended March 31, 2022 and 2021, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the three months ended March 31, 2022, we recorded a tax provision of $30.2 million based on an effective tax rate of 25.5%. For the three months ended March 31, 2021, we recorded a tax provision of $23.6 million based on an effective tax rate of 25.0%. The increase in provision for income taxes is due to a $24.3 million increase in income before income taxes to $118.7 million for the three months ended March 31, 2022, compared to $94.4 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $3.5 million for the three months ended March 31, 2022 compared to $3.4 million for the prior-year period. This increase is due to higher home sales volume in the three months ended March 31, 2022 compared to the prior-year period, resulting in a corresponding increase in financial services captured in the current-year period. We experienced higher financial services profit in all three areas of our financial services segment, represented by mortgage financing, title and escrow services, and property and casualty insurance operations.
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

	March 31,		Increase (Decrease)
	2022	2021	Amount	%
Lots Owned
West	14,967	16,531	(1,564)	(9)%
Central	5,641	4,757	884	19%
East	1,709	1,443	266	18%
Total	22,317	22,731	(414)	(2)%
Lots Controlled(1)
West	6,902	5,471	1,431	26%
Central	7,947	5,200	2,747	53%
East	4,662	3,441	1,221	35%
Total	19,511	14,112	5,399	38%
Total Lots Owned or Controlled(1)	41,828	36,843	4,985	14%
__________
(1)As of March 31, 2022 and 2021, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of March 31, 2022 and 2021, lots controlled for Central include 3,317 and 2,114 lots, respectively, and East include 174 and 184 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2022 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. While the ultimate effects of the COVID-19 pandemic on the U.S. economic environment remain unknown, we continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2022, we had total liquidity of $980.7 million, including cash and cash equivalents of $412.7 million and $568.0 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2022, we were in compliance with the covenants required by our Senior Notes.

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
As of March 31, 2022, we had no outstanding debt under the Revolving Facility and there was $568.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 1.33%. As of March 31, 2022, there were $5.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Agreement that will amortize over the remaining term of the Credit Agreement. Accrued interest, including loan commitment fees, related to the Credit Agreement was $286,000 and $570,000 as of March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021, we had outstanding letters of credit of $82.0 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2022	2022
Consolidated Tangible Net Worth	$2,251,631	$1,873,071
(Not less than $1.35 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2018)
Leverage Test	29.7%	≤55%
(Not to exceed 55%)
Interest Coverage Test	8.2	≥1.5
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
As of March 31, 2022, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2022, we repurchased and retired an aggregate of 5,295,236 shares of our common stock under the Repurchase Program for $123.1 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Loans Payable	$250,000	$250,504
Senior Notes	1,088,050	1,087,219
Total debt	1,338,050	1,337,723
Stockholders’ equity	2,408,234	2,447,621
Total capital	$3,746,284	$3,785,344
Ratio of debt-to-capital(1)	35.7%	35.3%

Total debt	$1,338,050	$1,337,723
Less: Cash and cash equivalents	(412,703)	(681,528)
Net debt	925,347	656,195
Stockholders’ equity	2,408,234	2,447,621
Net capital	$3,333,581	$3,103,816
Ratio of net debt-to-net capital(2)	27.8%	21.1%
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

Cash Flows—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:
•Net cash (used in) provided by operating activities decreased by $146.3 million to net cash used of $116.1 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $30.2 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in cash used for real estate inventory purchases of $128.5 million, offset by (ii) an increase in net income to $88.5 million for the three months ended March 31, 2022 compared to $70.8 million in the prior-year period, and (iii) other offsetting changes in other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $19.7 million for the three months ended March 31, 2022, compared to net cash provided by investing activities of $399,000 for the prior-year period. The change in net cash used in investing activities was due mainly to the net change in cash flows related to investments in unconsolidated entities, along with an increase in purchases of property and equipment.
•Net cash used in financing activities was $133.0 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $67.2 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $123.1 million of cash used for share repurchases.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2022, we had $253.8 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.6 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Inflation
In 2021, the inflation rate in the U.S. increased significantly, and the inflation rate during the three months ended March 31, 2022 was the highest in four decades. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry (including developments and volatility resulting from COVID-19 and the war in Ukraine). In addition to the overall volume of orders and deliveries, our operating results in a given quarter are significantly affected by the number and characteristics of our active selling communities; timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. Therefore, our operating results in any given quarter will fluctuate compared to prior periods based on these factors.
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2022. We did not enter into during the three months ended March 31, 2022, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2022.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended March 31, 2022, we repurchased and retired an aggregate of 5,295,236 shares of our common stock under the Repurchase Program for $123.1 million.
During the three months ended March 31, 2022, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2022 to January 31, 2022	2,492,442	$25.10	2,492,442	$362,379,318
February 1, 2022 to February 28, 2022	151,778	$20.87	151,778	$359,210,983
March 1, 2022 to March 31, 2022	2,651,016	$21.64	2,651,016	$301,838,426
Total	5,295,236	$23.25	5,295,236

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2022))

10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.3†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.4†	Form of Performance-Based Cash Award Agreement

10.5†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form)

10.6†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form)

10.7†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form)

10.8†	Form of Time-Vested Restricted Stock Unit Award Agreement

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 18, 2022))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 21, 2022	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 21, 2022	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)