Form 10-Q
period 2022-06-30
Tri Pointe Homes, Inc.
filed 2022-07-21
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
101,638,020 shares of the registrant's common stock were issued and outstanding as of July 15, 2022.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$270,124	$681,528
Receivables	145,430	116,996
Real estate inventories	3,490,321	3,054,743
Investments in unconsolidated entities	131,399	118,095
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	57,095	57,096
Other assets	163,686	151,162
Total assets	$4,414,658	$4,336,223
Liabilities
Accounts payable	$112,942	$84,854
Accrued expenses and other liabilities	474,202	466,013
Loans payable	250,000	250,504
Senior notes, net	1,088,895	1,087,219
Total liabilities	1,926,039	1,888,590

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 101,860,993 and 109,644,474 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,019	1,096
Additional paid-in capital	—	91,077
Retained earnings	2,486,547	2,355,448
Total stockholders’ equity	2,487,566	2,447,621
Noncontrolling interests	1,053	12
Total equity	2,488,619	2,447,633
Total liabilities and equity	$4,414,658	$4,336,223

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding:
Home sales revenue	$1,004,644	$1,009,307	$1,729,895	$1,725,982
Land and lot sales revenue	114	5,416	1,711	6,939
Other operations revenue	703	660	1,347	1,323
Total revenues	1,005,461	1,015,383	1,732,953	1,734,244
Cost of home sales	731,352	761,215	1,262,012	1,306,571
Cost of land and lot sales	344	4,874	819	5,027
Other operations expense	704	686	1,350	1,310
Sales and marketing	38,523	45,489	70,762	85,949
General and administrative	56,829	51,263	105,285	92,612
Homebuilding income from operations	177,709	151,856	292,725	242,775
Equity in income (loss) of unconsolidated entities	143	(16)	88	(29)
Other income, net	116	149	389	257
Homebuilding income before income taxes	177,968	151,989	293,202	243,003
Financial Services:
Revenues	12,228	2,681	20,980	4,786
Expenses	6,322	1,485	11,630	2,892
Equity in income of unconsolidated entities	—	3,949	46	6,640
Financial services income before income taxes	5,906	5,145	9,396	8,534
Income before income taxes	183,874	157,134	302,598	251,537
Provision for income taxes	(45,936)	(39,265)	(76,161)	(62,866)
Net income	137,938	117,869	226,437	188,671
Net income attributable to noncontrolling interests	(1,555)	—	(2,576)	—
Net income available to common stockholders	$136,383	$117,869	$223,861	$188,671
Earnings per share
Basic	$1.33	$1.01	$2.14	$1.60
Diluted	$1.33	$1.00	$2.12	$1.59
Weighted average shares outstanding
Basic	102,164,377	116,824,108	104,731,388	118,082,691
Diluted	102,787,919	117,770,084	105,478,446	118,921,340

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	104,980,860	$1,050	$—	$2,407,184	$2,408,234	$896	$2,409,130
Net income		—	—	136,383	136,383	1,555	137,938
Shares issued under share-based awards	32,367	1	—	—	1	—	1
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	—	5,751	—	5,751	—	5,751
Share repurchases	(3,152,234)	(32)	(62,755)	—	(62,787)	—	(62,787)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,398)	(1,398)
Reclass the negative APIC to retained earnings	—	—	57,020	(57,020)	—	—	—
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	223,861	223,861	2,576	226,437
Shares issued under share-based awards	663,989	7	23	—	30	—	30
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(9,092)	—	(9,092)	—	(9,092)
Stock-based compensation expense	—	—	11,023	—	11,023	—	11,023
Share repurchases	(8,447,470)	(84)	(185,793)	—	(185,877)	—	(185,877)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,780)	(1,780)
Net effect of consolidations of VIE's	—	—	—	—	—	245	245
Reclass the negative APIC to retained earnings	—	—	92,762	(92,762)	—	—	—
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	118,824,242	$1,188	$281,591	$1,956,983	$2,239,762	$12	$2,239,774
Net income	—	—	—	117,869	117,869	—	117,869
Shares issued under share-based awards	53,640	1	17	—	18	—	18
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(14)	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,506	—	4,506	—	4,506
Share repurchases	(3,666,676)	(39)	(82,812)	—	(82,851)	—	(82,851)
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	188,671	188,671	—	188,671
Shares issued under share-based awards	654,665	6	2,828	—	2,834	—	2,834
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense		—	8,162		8,162		8,162
Share repurchases	(7,326,237)	(75)	(148,203)	—	(148,278)	—	(148,278)
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$226,437	$188,671
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,026	16,120
Equity in income of unconsolidated entities, net	(134)	(6,610)
Deferred income taxes, net	1	3,136
Amortization of stock-based compensation	11,023	8,162
Charges for impairments and lot option abandonments	1,897	445
Returns on investments in unconsolidated entities, net	2,253	7,135
Changes in assets and liabilities:
Real estate inventories	(435,219)	(173,740)
Receivables	(28,434)	(27,797)
Other assets	687	(7,996)
Accounts payable	28,088	61,453
Accrued expenses and other liabilities	13,544	28,325
Net cash (used in) provided by operating activities	(167,831)	97,304
Cash flows from investing activities:
Purchases of property and equipment	(28,620)	(8,946)
(Investments in) distributions from unconsolidated entities, net	(15,322)	480
Net cash used in investing activities	(43,942)	(8,466)
Cash flows from financing activities:
Borrowings from debt	25,000	—
Repayment of debt	(25,504)	—
Debt issuance costs	(2,408)	(3,570)
Distributions to noncontrolling interests	(1,780)	—
Proceeds from issuance of common stock under share-based awards	30	2,834
Minimum tax withholding paid on behalf of employees for share-based awards	(9,092)	(4,636)
Share repurchases	(185,877)	(148,278)
Net cash used in financing activities	(199,631)	(153,650)
Net decrease in cash and cash equivalents	(411,404)	(64,812)
Cash and cash equivalents–beginning of period	681,528	621,295
Cash and cash equivalents–end of period	$270,124	$556,483

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2022 and December 31, 2021 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. The joint venture acts as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting where we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ending December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
West	$670,692	$784,952	$1,201,188	$1,324,998
Central	214,402	149,620	351,499	270,738
East	120,367	80,811	180,266	138,508
Total homebuilding revenues	1,005,461	1,015,383	1,732,953	1,734,244
Financial services	12,228	2,681	20,980	4,786
Total	$1,017,689	$1,018,064	$1,753,933	$1,739,030

Income before taxes
West	$129,604	$130,254	$230,161	$209,831
Central	33,896	15,853	46,847	25,550
East	14,468	5,882	16,194	7,622
Total homebuilding income before income taxes	177,968	151,989	293,202	243,003
Financial services	5,906	5,145	9,396	8,534
Total	$183,874	$157,134	$302,598	$251,537

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate inventories
West	$2,487,811	$2,242,314
Central	651,267	543,097
East	351,243	269,332
Total	$3,490,321	$3,054,743

Total assets(1)
West	$2,776,540	$2,505,237
Central	795,357	674,862
East	404,431	328,014
Corporate	394,710	781,265
Total homebuilding assets	4,371,038	4,289,378
Financial services	43,620	46,845
Total	$4,414,658	$4,336,223
__________
(1)    Total assets as of June 30, 2022 and December 31, 2021 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2022 and December 31, 2021 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$136,383	$117,869	$223,861	$188,671
Denominator:
Basic weighted-average shares outstanding	102,164,377	116,824,108	104,731,388	118,082,691
Effect of dilutive shares:
Stock options and unvested restricted stock units	623,542	945,976	747,058	838,649
Diluted weighted-average shares outstanding	102,787,919	117,770,084	105,478,446	118,921,340
Earnings per share
Basic	$1.33	$1.01	$2.14	$1.60
Diluted	$1.33	$1.00	$2.12	$1.59
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,489,263	1,805,413	1,778,492	2,101,688

4.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Escrow proceeds and other accounts receivable, net	$82,239	$53,096
Warranty insurance receivable (Note 13)	63,191	63,900
Total receivables	$145,430	$116,996

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both June 30, 2022 and December 31, 2021.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Real estate inventories owned:
Homes completed or under construction	$1,827,603	$1,222,468
Land under development	1,024,754	1,187,485
Land held for future development	139,956	200,362
Model homes	239,984	202,693
Total real estate inventories owned	3,232,297	2,813,008
Real estate inventories not owned:
Land purchase and land option deposits	258,024	241,735
Total real estate inventories not owned	258,024	241,735
Total real estate inventories	$3,490,321	$3,054,743

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The decrease in land held for future development as of June 30, 2022 compared to December 31, 2021 is attributable to a project located in San Jose, California in our West segment that was transferred to land under development.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements, as well as consolidated inventory held by variable interest entities. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest incurred	$28,789	$22,558	$57,342	$43,737
Interest capitalized	(28,789)	(22,558)	(57,342)	(43,737)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$185,051	$182,729	$173,563	$182,228
Interest capitalized as a cost of inventory	28,789	22,558	57,342	43,737
Interest previously capitalized as a cost of inventory, included in cost of sales	(24,963)	(31,124)	(42,028)	(51,802)
Capitalized interest in ending inventory	$188,877	$174,163	$188,877	$174,163

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	1,131	232	1,897	445
Total	$1,131	$232	$1,897	$445

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

6.    Investments in Unconsolidated Entities

As of June 30, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments. During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture, which required us to reassess whether the joint venture is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. This mortgage financing joint venture was accounted for as an equity-method investment as of December 31, 2021. Based on the reassessment performed during the first quarter of 2022, this joint venture was deemed to be a VIE and the Company was identified as the primary beneficiary of the VIE. For further details, see Note 7, Variable Interest Entities.
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

Assets and liabilities of unconsolidated entities (in thousands):

	June 30, 2022	December 31, 2021
Assets
Cash	$40,023	$35,966
Receivables	11,658	8,359
Real estate inventories	442,847	359,324
Other assets	4,057	534
Total assets	$498,585	$404,183
Liabilities and equity
Accounts payable and other liabilities	$128,851	$73,675
Company’s equity	131,399	118,095
Outside interests’ equity	238,335	212,413
Total liabilities and equity	$498,585	$404,183

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$17,399	$12,588	$22,722	$20,397
Other operating expense	(17,335)	(6,973)	(22,779)	(10,821)
Other loss, net	94	(4)	94	(4)
Net income	$158	$5,611	$37	$9,572
Company’s equity in income of unconsolidated entities	$143	$3,933	$134	$6,611

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2022			December 31, 2021
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$236,413	$1,411,735	N/A	$211,835	$1,507,304	N/A
Other land option agreements	21,611	275,853	N/A	29,900	319,646	N/A
Total	$258,024	$1,687,588	$—	$241,735	$1,826,950	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $13.8 million and $17.9 million as of June 30, 2022 and December 31, 2021, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of June 30, 2022, the carrying value of the VIE’s assets was $9.5 million, which was primarily included in other assets, $6.5 million of liabilities was included in accrued expenses and other liabilities and $1.0 million was included in noncontrolling interests in the accompanying consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of June 30, 2022 and December 31, 2021, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014.
We have one intangible asset as of June 30, 2022, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(10,680)	17,299
Total	$167,283	$(10,680)	$156,603	$167,283	$(10,680)	$156,603

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during 2021. Amortization expense related to this intangible asset was $963,000 and $1.9 million for the three- and six-month periods ended June 30, 2021, respectively. Amortization of this intangible was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing. All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$12,283	$11,797
Refundable fees and other deposits	5,584	6,611
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	7,238	5,412
Operating properties and equipment, net	68,083	51,489
Lease right-of-use assets	68,372	73,727
Other	934	934
Total	$163,686	$151,162

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related costs	$38,052	$59,419
Warranty reserves (Note 13)	103,454	103,976
Estimated cost for completion of real estate inventories	125,320	107,702
Customer deposits	77,732	55,156
Income tax liability to Weyerhaeuser	199	199
Accrued income taxes payable	16,735	34,894
Accrued interest	7,689	6,189
Other tax liability	1,068	3,306
Lease liabilities	80,203	77,264
Other	23,750	17,908
Total	$474,202	$466,013

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(11,105)	(12,781)
Total	$1,088,895	$1,087,219

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
As of June 30, 2022, there were $9.0 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million as of both June 30, 2022 and December 31, 2021, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan facility	$250,000	$250,000
Seller financed loans	—	504
Total	$250,000	$250,504
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Modification, among other things, (i) increases the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increases the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extends the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2022, we had no outstanding debt under the Revolving Facility and there was $667.5 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 2.16%. As of June 30, 2022, there were $7.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $723,000 and $570,000 as of June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022 and December 31, 2021, we had outstanding letters of credit of $82.5 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended June 30, 2022 and 2021, the Company incurred interest of $28.8 million and $22.6 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.1 million for both the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred interest of $57.3 million and $43.7 million, respectively, related to all debt during the period and amortization of deferred financing and Senior Note discount costs of $2.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Accrued interest related to all outstanding debt at June 30, 2022 and December 31, 2021 was $7.7 million and $6.2 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.

Under the Credit Facility, the Company is required to comply with certain financial covenants, including those relating to consolidated tangible net worth, leverage, liquidity or interest coverage, and a spec unit inventory test. The Credit Facility also requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
The Company was in compliance with all applicable financial covenants as of June 30, 2022 and December 31, 2021.

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
A summary of assets and liabilities at June 30, 2022 and December 31, 2021, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2022		December 31, 2021
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,097,919	$1,016,670	$1,097,428	$1,199,825
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$—	$—	$504	$504
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $9.0 million and $10.2 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of the Senior Notes at June 30, 2022 and December 31, 2021 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2022 and December 31, 2021 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loan as of December 31, 2021 approximated book value due to the short term nature of these loans.

At June 30, 2022 and December 31, 2021, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$19,600	$27,300
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of June 30, 2022 and December 31, 2021, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $63.2 million and $63.9 million as of June 30, 2022 and December 31, 2021, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty reserves, beginning of period	$103,034	$94,793	$103,976	$94,475
Warranty reserves accrued	6,880	5,779	11,601	12,293
Warranty expenditures	(6,460)	(7,050)	(12,123)	(13,246)
Warranty reserves, end of period	$103,454	$93,522	$103,454	$93,522

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2022 and December 31, 2021, the Company had outstanding surety bonds totaling $739.2 million and $693.2 million, respectively. As of June 30, 2022 and December 31, 2021, our estimated cost to complete obligations related to these surety bonds was $498.2 million and $497.5 million, respectively.
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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease Cost
Operating lease cost (included in SG&A expense)	$2,480	$2,443	$4,979	$4,924
Ground lease cost (included in other operations expense)	702	645	1,346	1,269
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(692)	(655)	(1,327)	(1,288)
Net lease cost	$2,490	$2,433	$4,998	$4,905

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,129	$1,838	$4,424	$4,626
Ground lease cash flows (included in operating cash flows)	$664	$634	$1,327	$1,269
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,309	$—	$1,392	$3,006

	June 30, 2022	December 31, 2021
Weighted-average discount rate:
Operating leases	4.7%	4.6%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	7.5	7.1
Ground leases	45.8	46.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2022	$3,987	$1,619
2023	9,030	3,237
2024	8,618	3,237
2025	8,150	3,237
2026	7,328	3,237
Thereafter	24,709	81,878
Total lease payments	$61,822	$96,445
Less: Interest	10,127	67,937
Present value of operating lease liabilities	$51,695	$28,508
 __________
(1)    Ground leases are fully subleased through 2041, representing $62.6 million of the $96.4 million future ground lease obligations.
14.    Stock-Based Compensation
2022 Long-Term Incentive Plan
On April 20, 2022, our stockholders approved the Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (the “2022 Plan”), which had been previously approved by our board of directors. The 2022 Plan replaces the Company’s prior stock compensation plan, the TRI Pointe Group, Inc. Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”). The 2022 Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The 2022 Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2022 Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
The number of shares of our common stock that may be issued under the 2022 Plan is 7,500,000 shares. No new awards have been or will be granted under the 2013 Plan from and after February 23, 2022. Any awards outstanding under the 2013 Plan will remain subject to and be paid under the 2013 Plan, and any shares subject to outstanding awards under the 2013 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2022 Plan.

To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2022 Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally will again be available under the 2022 Plan. However, the 2022 Plan prohibits us from re-using shares that are tendered or surrendered to pay the exercise cost or tax obligation for stock options and SARs.
As of June 30, 2022, there were 7,494,910 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stock-based compensation	$5,751	$4,506	$11,023	$8,162

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2022, total unrecognized stock-based compensation related to all stock-based awards was $36.7 million and the weighted average term over which the expense was expected to be recognized was 2.0 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	284,225	$15.58	1.6	$3,430
Granted	—	—	—	—
Exercised	(3,000)	$9.68	—	—
Forfeited	—	$—	—	—
Options outstanding at June 30, 2022	281,225	$15.65	1.1	$333
Options exercisable at June 30, 2022	281,225	$15.65	1.1	$333

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2021	3,345,091	$17.16	$92,492
Granted	1,573,753	$21.53	—
Vested	(1,066,574)	$14.58	—
Forfeited	(142,510)	$12.40	—
Nonvested RSUs at June 30, 2022	3,709,760	$19.93	$62,081

RSUs that vested, as reflected in the table above, during the six months ended June 30, 2022 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the six months ended June 30, 2022 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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

On February 22, 2022, the Company granted an aggregate of 668,150 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer and Chief Human Resources Officer. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue, and (ii) 50% to pre-tax earnings. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the Company’s percentage attainment of specified threshold, target and maximum performance goals. Any award earned based on performance achieved may be increased or decreased by 25% based on the Company’s total stockholder return (“TSR”) relative to its peer-group homebuilders. The performance period for these performance-based RSUs is January 1, 2022 to December 31, 2024. The fair value of these performance-based RSUs was determined to be $22.30 per share based on a Monte Carlo simulation. Each award will be expensed over the requisite service period.

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

On April 25, 2022, the Company granted an aggregate of 38,385 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vest in their entirety on the day immediately prior to the Company’s 2023 annual meeting of stockholders. The fair value of each RSU granted on April 25, 2022 was measured using a price of $20.19 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

In June 2022, the Company granted an aggregate of 2,620 time-based RSUs to certain employees. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using prices of $21.07 and $17.43 per share, respectively, which were the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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
We had net deferred tax assets of $57.1 million as of both June 30, 2022 and December 31, 2021. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2022 and December 31, 2021. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement. As of June 30, 2022 and December 31, 2021, we had an income tax liability to Weyerhaeuser of $199,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $45.9 million and $39.3 million for the three months ended June 30, 2022 and 2021, respectively and $76.2 million and $62.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2022 and December 31, 2021. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the six months ended June 30, 2022 and 2021.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(3,757)	$(3,061)
Income taxes paid (refunded), net	$94,321	$69,308
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$490	$460
Amortization of deferred loan costs capitalized to real estate inventory	$1,767	$1,744

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
Overview and Outlook
During the second quarter of 2022, the robust demand environment within the homebuilding industry that had persisted since the second half of 2020 began to soften. The substantial inflation pressures that our economy continues to face has resulted in many headwinds, most notably in the form of rising interest rates, a softening of consumer sentiment and early signs of a potential broader economic slowdown. As the Federal Reserve has prioritized its mandate of price stability, it continues to take actions that are targeted to reduce, and ultimately stabilize, inflation, notwithstanding the potential recessionary risks posed by such actions.
Supply chain bottlenecks and production inefficiencies remain widespread in all of our markets. Coupled with the current inflationary environment and the strain of higher costs that has resulted in price instability and a swift tightening of monetary policy, the resulting economic risks and uncertainties remain a focal point of our attention. In addition, we continue to monitor the potential impacts on our business of the ongoing geopolitical risks stemming from the war in Ukraine, as well as the appearance of new variants of COVID-19. In light of the aforementioned headwinds, which have resulted in a slower order pace in most of our markets, we believe the homebuilding industry is entering a period of uncertainty and that it may take some time for the market to stabilize. Despite these numerous risks, however, we believe the long-term outlook for our industry remains favorable given the undersupplied nature of our markets and the favorable demographics that support the need for new housing.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 27.2% and a reduction in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue to 9.5%. These factors, along with an average sales price of homes delivered of $677,000, allowed us to achieve net income available to common stockholders of $137.9 million, or diluted earnings per share of $1.33. Our monthly absorption rate for the quarter was 3.7 orders per month and as of June 30, 2022, our backlog dollar value is $3.0 billion, an increase of 18% compared to the prior-year period. In addition, we ended the first quarter with total liquidity of $937.7 million, including cash and cash equivalents of $270.1 million and $667.5 million of availability under our Credit Facility.

Our results for the three months ended June 30, 2022 may not be indicative of trends that will persist, as uncertainty caused by COVID-19, government responses to the pandemic, increasing inflation, the war in Ukraine and supply chain disruptions have impacted, and will continue to impact, our business and operations. See “Cautionary Note Concerning Forward-Looking Statements” above.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding:
Home sales revenue	$1,004,644	$1,009,307	$1,729,895	$1,725,982
Land and lot sales revenue	114	5,416	1,711	6,939
Other operations revenue	703	660	1,347	1,323
Total revenues	1,005,461	1,015,383	1,732,953	1,734,244
Cost of home sales	731,352	761,215	1,262,012	1,306,571
Cost of land and lot sales	344	4,874	819	5,027
Other operations expense	704	686	1,350	1,310
Sales and marketing	38,523	45,489	70,762	85,949
General and administrative	56,829	51,263	105,285	92,612
Homebuilding income from operations	177,709	151,856	292,725	242,775
Equity in income (loss) of unconsolidated entities	143	(16)	88	(29)
Other income, net	116	149	389	257
Homebuilding income before income taxes	177,968	151,989	293,202	243,003
Financial Services:
Revenues	12,228	2,681	20,980	4,786
Expenses	6,322	1,485	11,630	2,892
Equity in income of unconsolidated entities	—	3,949	46	6,640
Financial services income before income taxes	5,906	5,145	9,396	8,534
Income before income taxes	183,874	157,134	302,598	251,537
Provision for income taxes	(45,936)	(39,265)	(76,161)	(62,866)
Net income	137,938	117,869	226,437	188,671
Net income attributable to noncontrolling interests	(1,555)	—	(2,576)	—
Net income available to common stockholders	$136,383	$117,869	$223,861	$188,671
Earnings per share
Basic	$1.33	$1.01	$2.14	$1.60
Diluted	$1.33	$1.00	$2.12	$1.59
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	933	72.5	4.3	1,133	71.7	5.3	(18)%	1%	(19)%
Central	187	30.0	2.1	336	27.8	4.0	(44)%	8%	(48)%
East	236	19.3	4.1	153	15.0	3.4	54%	29%	20%
Total	1,356	121.8	3.7	1,622	114.5	4.7	(16)%	6%	(21)%

Net new home orders for the three months ended June 30, 2022 decreased by 266, or 16%, to 1,356, compared to 1,622 during the prior-year period. The decrease in net new home orders was due to a 21% decrease in monthly absorption rates, offset by an 6% increase in average selling communities. New home order demand slowed throughout the quarter due largely to the steep increase in mortgage interest rates, which negatively impacted both consumer confidence and affordability. Despite the adverse impact of rising mortgage rates on net new home orders, we believe the persistently limited supply of new housing, which remains below the level necessary to serve longer-term demand, will continue to drive some level of demand, though likely below the levels we have experienced over the past two years.
Our West segment reported an 18% decrease in net new home orders due to a 19% decrease in monthly absorption rates offset by a 1% increase in average selling communities. While demand in our West segment remained strong during the quarter relative to pre-pandemic levels, the demand realized in the prior-year period was exceptionally strong, likely due in large part to significantly lower mortgage interest rates in the prior-year period. While our quarterly absorption rate in the West was strong, the month-over-month trends demonstrated sequential declines, largely following the lead of adverse inflation data and rising mortgage interest rates. Our Central segment reported a 44% decrease in net new home orders due to a 48% decrease in monthly absorption rates offset by a 8% increase in average selling communities. Monthly absorption rates in our Central segment decreased in both Colorado and Texas, as evidenced by comparable sequential month-over-month declines in monthly absorption rates during the current-year period, likely due to rising inflation and mortgage interest rates during this quarter. The 8% increase in average selling communities was due to growth in our Austin, Houston and Colorado markets. Our East segment reported a 54% increase in net new home orders due to a 29% increase in average selling communities and a 20% increase in monthly absorption rates. Growth in average selling communities in our East segment was due largely to accelerated operations in both Charlotte and Raleigh, where net new home orders and average selling communities for the current-year period increased by 130 and 7.8, respectively, compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2022			As of June 30, 2021			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	2,396	$2,055,255	$858	2,536	$1,756,858	$693	(6)%	17%	24%
Central	896	587,260	655	948	499,295	527	(5)%	18%	24%
East	534	338,740	634	418	268,289	642	28%	26%	(1)%
Total	3,826	$2,981,255	$779	3,902	$2,524,442	$647	(2)%	18%	20%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 16% and 7% during the three months ended June 30, 2022 and 2021, respectively. The dollar value of backlog was $3.0 billion as of June 30, 2022, an increase of $456.8 million, or 18%, compared to $2.5 billion as of June 30, 2021. This increase was due to an increase in the average sales price of backlog units of $132,000, or 20%, to $779,000 as of June 30, 2022, compared to $647,000 at June 30, 2021. The increase in the average sales price of backlog units was due primarily to our ability to raise prices over the past several quarters, along with a combination of product mix and the geographic composition of backlog units.
Backlog dollar value in our West segment increased 17% due to a 24% increase in average sales price, offset by a 6% decrease in backlog units. The increase in average sales price is a reflection of the strong pricing power we possessed in 2021 and early 2022. The decrease in backlog units is due to a decrease in net new home order activity in the current-year period. Our Central segment expanded its backlog dollar value by 18% due to a 24% increase in average sales price, offset by a 5% decrease in backlog units. The increase in average sales price during the current-year period is due primarily to the strong pricing power we experienced in 2021 in our Texas and Colorado markets, a trend which continued through the first quarter of 2022 and has gradually slowed during the second quarter. The decrease in backlog units is due to the decrease in net new home order activity in the current year. Backlog dollar value in our East segment increased by 26% due to a 28% increase in backlog units offset by a 1% decrease in average sales price. The increase in backlog units during the current-year period is largely due to our accelerated operations in both Charlotte and Raleigh, where we began selling homes in the second half of 2020. Backlog units in our Charlotte division increased to 274 units during the current-year period as compared to 31 units during the prior-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	917	$669,875	$731	1,117	$778,881	$697	(18)%	(14)%	5%
Central	394	214,402	544	292	149,620	512	35%	43%	6%
East	174	120,367	692	136	80,806	594	28%	49%	16%
Total	1,485	$1,004,644	$677	1,545	$1,009,307	$653	(4)%	—%	4%

Home sales revenue decreased $4.7 million to $1.0 billion for the three months ended June 30, 2022 compared to the prior-year period. The decrease was comprised of $39.2 million related to a 60-unit decrease in new homes delivered in the three months ended June 30, 2022 compared to the prior-year period, offset by $34.5 million related to a $24,000 increase in average sales price of homes delivered in the three months ended June 30, 2022 compared to the prior-year period.
Home sales revenue in our West segment decreased 14% due to an 18% decrease in new homes delivered, offset by a 5% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in backlog units to start the current-year period compared to the prior-year period, along with a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries. The increase in average sales prices was due to stronger pricing power reflected in our backlog entering into the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 43% due to a 35% increase in new homes delivered and a 6% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period. The increase in average sales price is a reflection of the strong pricing power we realized in 2021 and early 2022. Home sales revenue in our East segment increased by 49% due to a 28% increase in new homes delivered and a 16% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period. The increase in average sales price was due to the strong pricing power we experienced throughout 2021 and early 2022, as each of our markets in our East segment experienced significant growth in average sales price compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2022	%	2021	%
Home sales revenue	$1,004,644	100.0%	$1,009,307	100.0%
Cost of home sales	731,352	72.8%	761,215	75.4%
Homebuilding gross margin	273,292	27.2%	248,092	24.6%
Add: interest in cost of home sales	24,963	2.5%	30,851	3.1%
Add: impairments and lot option abandonments	972	0.1%	232	0.0%
Adjusted homebuilding gross margin(1)	$299,227	29.8%	$279,175	27.7%
Homebuilding gross margin percentage	27.2%		24.6%
Adjusted homebuilding gross margin percentage(1)	29.8%		27.7%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 27.2% for the three months ended June 30, 2022 as compared to 24.6% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and a strong demand environment that allowed us to reduce incentives and raise prices in all of our markets. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.8% for the three months ended June 30, 2022, compared to 27.7% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$38,523	$45,489	3.8%	4.5%
General and administrative (G&A)	56,829	51,263	5.7%	5.1%
Total sales and marketing and G&A	$95,352	$96,752	9.5%	9.6%

Total SG&A expense as a percentage of home sales revenue decreased to 9.5% for the three months ended June 30, 2022, compared to 9.6% in the prior-year period. Total SG&A expense decreased $1.4 million to $95.4 million for the three months ended June 30, 2022 from $96.8 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 3.8% for the three months ended June 30, 2022, compared to 4.5% for the prior-year period. The decrease was due primarily to lower broker commissions and advertising expense.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 5.7% of home sales revenue for the three months ended June 30, 2022 compared to 5.1% for the prior-year period. G&A expense increased to $56.8 million for the three months ended June 30, 2022 compared to $51.3 million for the prior-year period, largely due to higher employee costs as we continued to grow our headcount.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $28.8 million and $22.6 million for the three months ended June 30, 2022 and 2021, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the three months ended June 30, 2022, we recorded a tax provision of $45.9 million based on an effective tax rate of 25.0%. For the three months ended June 30, 2021, we recorded a tax provision of $39.3 million based on an effective tax rate of 25.0%. The increase in provision for income taxes is due to a $26.7 million increase in income before income taxes to $183.9 million for the three months ended June 30, 2022, compared to $157.1 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $5.9 million for the three months ended June 30, 2022 compared to $5.1 million for the prior-year period. This increase is due to higher volumes from both our title and escrow service operations and our property and casualty insurance operations. Additionally, during the current fiscal year, we consolidated our mortgage financing operations, which was previously accounted for as an unconsolidated joint venture. The new accounting treatment of our mortgage financing operations has resulted in net income attributable to noncontrolling interests, which is presented on our consolidated statements of operations.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,042	68.7	5.0	2,410	70.9	5.7	(15)%	(3)%	(12)%
Central	733	30.1	4.1	870	28.3	5.1	(16)%	6%	(20)%
East	477	17.9	4.4	329	14.2	3.9	45%	26%	13%
Total	3,252	116.7	4.6	3,609	113.4	5.3	(10)%	3%	(13)%

Net new home orders for the six months ended June 30, 2022 decreased by 357, or 10%, to 3,252, compared to 3,609 during the prior-year period. The decrease in net new home orders was due to a 13% decrease in monthly absorption rates offset by a 3% increase in average selling communities. New home order demand slowed during the second half of the six months ended June 30, 2022 due largely to the steep increase in mortgage interest rates, which negatively impacted both consumer confidence and affordability. Despite the adverse impact of rising mortgage rates on net new home orders, we believe the persistently limited supply of new housing, which remains below the level necessary to serve longer-term demand, will continue to drive some level of demand, though likely below the levels we have experienced over the past two years.
Our West segment reported a 15% decrease in net new home orders due to a 12% decrease in monthly absorption rates and a 3% decrease in average selling communities. While demand in our West segment remained strong during the majority of the current-year period, the impact of sharply rising interest rates slowed the trajectory of monthly absorption rates throughout the second quarter. The decrease in average selling communities in the current-year period is largely due to the robust demand experienced throughout 2021 and through the first quarter of 2022, which has resulted in a decline in community count. Our monthly absorption rate of 5.0 in our West segment represents a sales pace above historical trends, however we expect this rate to decline under the current market conditions, in which affordability has become of increasing concern. Our Central segment reported a 16% decrease in net new home orders due to a 20% decrease in monthly absorption rates, offset by a 6% increase in average selling communities. Monthly absorption rates in our Central segment remained strong in both Colorado and Texas during the first quarter, however experienced a significant slowdown during the second quarter as mortgage interest rates increased. Our East segment reported a 45% increase in net new home orders due to a 26% increase in average selling communities and a 13% increase in monthly absorption rates. Growth in average selling communities in our East segment was due largely to accelerated operations in Charlotte, where average selling communities for the current-year period increased by 5.3 compared to the prior-year period. The increase in monthly absorption rates in the East segment was also due to strong performance in Charlotte, where our monthly absorption rate increased to 6.1 for the current-year period compared to 3.5 in the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,657	$1,198,130	$723	1,886	$1,316,769	$698	(12)%	(9)%	4%
Central	657	351,499	535	546	270,738	496	20%	30%	8%
East	270	180,266	668	239	138,475	579	13%	30%	15%
Total	2,584	$1,729,895	$669	2,671	$1,725,982	$646	(3)%	—%	4%

Home sales revenue increased $3.9 million to $1.7 billion for the six months ended June 30, 2022 compared to the prior-year period. The increase was comprised of $60.1 million related to an increase in average sales price of homes delivered in the six months ended June 30, 2022 compared to the prior-year period, offset by $56.2 million related to a decrease of 87 new homes delivered in the six months ended June 30, 2022 compared to the prior-year period.

Home sales revenue in our West segment decreased 9% due to a 12% decrease in new homes delivered, offset by a 4% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries. The increase in average sales prices was due to stronger pricing power reflected in our backlog entering into the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 30% due to a 20% increase in new homes delivered in addition to an 8% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period, in addition to a higher backlog conversion rate. The increase in average sales price is a reflection of the strong pricing power we realized in 2021. Home sales revenue in our East segment increased by 30% due to a 15% increase in average sales price in addition to a 13% increase in new homes delivered. The increase in average sales price was due to the strong pricing power we experienced throughout 2021, as each of our markets in our East segment experienced significant growth in average sales price compared to the prior-year period. The increase in new homes delivered was due primarily to activity in our Charlotte market, in which new homes delivered for the current-year period increased by 65 units compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2022	%	2021	%
Home sales revenue	$1,729,895	100.0%	$1,725,982	100.0%
Cost of home sales	1,262,012	73.0%	1,306,571	75.7%
Homebuilding gross margin	467,883	27.0%	419,411	24.3%
Add: interest in cost of home sales	42,028	2.4%	51,529	3.0%
Add: impairments and lot option abandonments	1,461	0.1%	445	0.0%
Adjusted homebuilding gross margin(1)	$511,372	29.6%	$471,385	27.3%
Homebuilding gross margin percentage	27.0%		24.3%
Adjusted homebuilding gross margin percentage(1)	29.6%		27.3%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 27.0% for the six months ended June 30, 2022 as compared to 24.3% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and a strong demand environment that has allowed us to reduce incentives and raise prices in all of our markets. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.6% for the six months ended June 30, 2022, compared to 27.3% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$70,762	$85,949	4.1%	5.0%
General and administrative (G&A)	105,285	92,612	6.1%	5.4%
Total sales and marketing and G&A	$176,047	$178,561	10.2%	10.3%

Total SG&A expense as a percentage of home sales revenue decreased to 10.2% for the six months ended June 30, 2022, compared to 10.3% in the prior-year period. Total SG&A expense decreased $2.5 million to $176.0 million for the six months ended June 30, 2022 from $178.6 million in the prior-year period.

Sales and marketing expense as a percentage of home sales revenue decreased to 4.1% for the six months ended June 30, 2022, compared to 5.0% for the prior-year period. The decrease was due primarily to lower broker commissions and advertising expense.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 6.1% of home sales revenue for the six months ended June 30, 2022 compared to 5.4% for the prior-year period. G&A expense increased to $105.3 million for the six months ended June 30, 2022 compared to $92.6 million for the prior-year period, largely due to higher employee costs as we continued to grow our headcount.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $57.3 million and $43.7 million for the six months ended June 30, 2022 and 2021, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the six months ended June 30, 2022, we recorded a tax provision of $76.2 million based on an effective tax rate of 25.2%. For the six months ended June 30, 2021, we recorded a tax provision of $62.9 million based on an effective tax rate of 25.0%. The increase in provision for income taxes is due to a $51.1 million increase in income before income taxes to $302.6 million for the six months ended June 30, 2022, compared to $251.5 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $9.4 million for the six months ended June 30, 2022 compared to $8.5 million for the prior-year period. This increase is due to higher volumes from both our title and escrow service operations and our property and casualty insurance operations. Additionally, during the current fiscal year we consolidated our mortgage financing operations, which was previously accounted for as an unconsolidated joint venture. This new accounting treatment has resulted in net income attributable to noncontrolling interests from our mortgage financing operations, which is presented below net income on our consolidated statements of operations.
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

	June 30,		Increase (Decrease)
	2022	2021	Amount	%
Lots Owned
West	14,485	16,065	(1,580)	(10)%
Central	5,413	5,065	348	7%
East	1,681	1,576	105	7%
Total	21,579	22,706	(1,127)	(5)%
Lots Controlled(1)
West	5,626	5,673	(47)	(1)%
Central	7,953	5,341	2,612	49%
East	3,924	3,392	532	16%
Total	17,503	14,406	3,097	21%
Total Lots Owned or Controlled(1)	39,082	37,112	1,970	5%
__________
(1)As of June 30, 2022 and 2021, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2022 and 2021, lots controlled for Central include 3,447 and 2,114 lots, respectively, and East include 157 and 184 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2022 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2022, we had total liquidity of $937.7 million, including cash and cash equivalents of $270.1 million and $667.5 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2022, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Modification, among other things, (i) increases the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increases the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extends the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2022, we had no outstanding debt under the Revolving Facility and there was $667.5 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 2.16%. As of June 30, 2022, there were $7.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $723,000 and $570,000 as of June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022 and December 31, 2021, we had outstanding letters of credit of $82.5 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2022	2022
Consolidated Tangible Net Worth	$2,323,886	$1,648,191
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	32.0%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.9	≥1.5
(Not less than 1.5:1.0)

In addition, the Credit Facility limits the aggregate number of single family dwellings (where construction has commenced) owned by the Company or any guarantor that are not presold or model units to no more than the greater of (i) 50% of the number of housing unit closings (as defined) during the preceding 12 months; or (ii) 100% of the number of housing unit closings during the preceding 6 months. However, a failure to comply with this “Spec Unit Inventory Test” will not be an event of default or default, but will be excluded from the borrowing base as of the last day of the quarter in which the non-compliance occurs. The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of June 30, 2022, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2022, we repurchased and retired an aggregate of 3,152,234 shares of our common stock under the Repurchase Program for $62.8 million. For the six months ended June 30, 2022, we repurchased and retired an aggregate of 8,447,470 shares of our common stock under the Repurchase Program for a total of $185.9 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Loans Payable	$250,000	$250,504
Senior Notes	1,088,895	1,087,219
Total debt	1,338,895	1,337,723
Stockholders’ equity	2,487,566	2,447,621
Total capital	$3,826,461	$3,785,344
Ratio of debt-to-capital(1)	35.0%	35.3%

Total debt	$1,338,895	$1,337,723
Less: Cash and cash equivalents	(270,124)	(681,528)
Net debt	1,068,771	656,195
Stockholders’ equity	2,487,566	2,447,621
Net capital	$3,556,337	$3,103,816
Ratio of net debt-to-net capital(2)	30.1%	21.1%
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
Cash Flows—Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:
•Net cash used in operating activities increased by $265.1 million to net cash used of $167.8 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $97.3 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in cash used for real estate inventory purchases of $261.5 million, offset by (ii) an increase in net income to $226.4 million for the six months ended June 30, 2022 compared to $188.7 million in the prior-year period, and (iii) other offsetting changes in other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $43.9 million for the six months ended June 30, 2022, compared to net cash provided by investing activities of $8.5 million for the prior-year period. The change in net cash used in investing activities was due to the net change in cash flows related to investments in unconsolidated entities, along with an increase in purchases of property and equipment.
•Net cash used in financing activities was $199.6 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $153.7 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $185.9 million of cash used for share repurchases.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2022, we had $258.0 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.7 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Inflation
In 2021, the inflation rate in the U.S. increased significantly, and the inflation rate during the three months ended June 30, 2022 was the highest in four decades. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2022. We did not enter into during the six months ended June 30, 2022, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2022.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended June 30, 2022, we repurchased and retired an aggregate of 3,152,234 shares of our common stock under the Repurchase Program for $62.8 million. For the six months ended June 30, 2022, we repurchased and retired an aggregate of 8,447,470 shares of our common stock under the Repurchase Program for a total of $185.9 million.
During the three months ended June 30, 2022, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2022 to April 30, 2022	3,152,234	$19.92	3,152,234	$239,052,207
May 1, 2022 to May 31, 2022	—	$—	—	$239,052,207
June 1, 2022 to June 30, 2022	—	$—	—	$239,052,207
Total	3,152,234	$19.92	3,152,234

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.3†	Form of Performance-Based Cash Award Agreement

10.4†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form)

10.5†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form)

10.6†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form)

10.7†	Form of Time-Vested Restricted Stock Unit Award Agreement

10.8†	Form of Non-Employee Director Restricted Stock Unit Award Agreement

10.9
Third Modification Agreement, dated as of June 29, 2022, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 30, 2022))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 18, 2022))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: July 21, 2022	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 21, 2022	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)