Form 10-Q
period 2022-09-30
Tri Pointe Homes, Inc.
filed 2022-10-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
100,913,958 shares of the registrant's common stock were issued and outstanding as of October 14, 2022.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$228,137	$681,528
Receivables	169,496	116,996
Real estate inventories	3,608,305	3,054,743
Investments in unconsolidated entities	132,998	118,095
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	57,095	57,096
Other assets	173,404	151,162
Total assets	$4,526,038	$4,336,223
Liabilities
Accounts payable	$64,109	$84,854
Accrued expenses and other liabilities	494,727	466,013
Loans payable	250,000	250,504
Senior notes, net	1,089,752	1,087,219
Total liabilities	1,898,588	1,888,590

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,913,958 and 109,644,474 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,009	1,096
Additional paid-in capital	—	91,077
Retained earnings	2,624,721	2,355,448
Total stockholders’ equity	2,625,730	2,447,621
Noncontrolling interests	1,720	12
Total equity	2,627,450	2,447,633
Total liabilities and equity	$4,526,038	$4,336,223

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Homebuilding:
Home sales revenue	$1,057,491	$1,028,950	$2,787,386	$2,754,932
Land and lot sales revenue	2,626	581	4,337	7,520
Other operations revenue	674	646	2,021	1,969
Total revenues	1,060,791	1,030,177	2,793,744	2,764,421
Cost of home sales	771,148	758,024	2,033,160	2,064,595
Cost of land and lot sales	1,256	891	2,075	5,918
Other operations expense	670	801	2,020	2,111
Sales and marketing	41,950	44,875	112,712	130,824
General and administrative	54,786	53,490	160,071	146,102
Homebuilding income from operations	190,981	172,096	483,706	414,871
Equity in loss of unconsolidated entities	(122)	(43)	(34)	(72)
Other income, net	463	171	852	428
Homebuilding income before income taxes	191,322	172,224	484,524	415,227
Financial Services:
Revenues	11,005	3,016	31,985	7,802
Expenses	5,827	1,618	17,457	4,510
Equity in income of unconsolidated entities	—	3,946	46	10,586
Financial services income before income taxes	5,178	5,344	14,574	13,878
Income before income taxes	196,500	177,568	499,098	429,105
Provision for income taxes	(45,923)	(44,412)	(122,084)	(107,278)
Net income	150,577	133,156	377,014	321,827
Net income attributable to noncontrolling interests	(1,351)	—	(3,927)	—
Net income available to common stockholders	$149,226	$133,156	$373,087	$321,827
Earnings per share
Basic	$1.47	$1.18	$3.60	$2.77
Diluted	$1.45	$1.17	$3.57	$2.75
Weighted average shares outstanding
Basic	101,242,708	112,781,663	103,555,717	116,296,265
Diluted	102,661,222	113,782,251	104,526,594	117,188,893

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619
Net income		—	—	149,226	149,226	1,351	150,577
Shares issued under share-based awards	1,876	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(18)	—	(18)	—	(18)
Stock-based compensation expense	—	—	5,717	—	5,717	—	5,717
Share repurchases	(948,911)	(10)	(16,751)	—	(16,761)	—	(16,761)
Distributions to noncontrolling interests, net	—	—	—	—	—	(684)	(684)
Reclass the negative APIC to retained earnings	—	—	11,052	(11,052)	—	—	—
Balance at September 30, 2022	100,913,958	$1,009	$—	$2,624,721	$2,625,730	$1,720	$2,627,450

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	373,087	373,087	3,927	377,014
Shares issued under share-based awards	665,865	7	23	—	30	—	30
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,110)	—	(9,110)	—	(9,110)
Stock-based compensation expense	—	—	16,740	—	16,740	—	16,740
Share repurchases	(9,396,381)	(94)	(202,544)	—	(202,638)	—	(202,638)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,464)	(2,464)
Net effect of consolidations of VIE's	—	—	—	—	—	245	245
Reclass the negative APIC to retained earnings	—	—	103,814	(103,814)	—	—	—
Balance at September 30, 2022	100,913,958	$1,009	$—	$2,624,721	$2,625,730	$1,720	$2,627,450

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	115,211,206	$1,150	$203,288	$2,074,852	$2,279,290	$12	$2,279,302
Net income	—	—	—	133,156	133,156	—	133,156
Shares issued under share-based awards	149,618	1	2,489	—	2,490	—	2,490
Stock-based compensation expense	—	—	4,410	—	4,410	—	4,410
Share repurchases	(2,974,328)	(27)	(65,183)	—	(65,210)	—	(65,210)
Balance at September 30, 2021	112,386,496	$1,124	$145,004	$2,208,008	$2,354,136	$12	$2,354,148

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	321,827	321,827	—	321,827
Shares issued under share-based awards	804,283	8	5,317	—	5,325	—	5,325
Tax withholding paid on behalf of employees for share-based awards	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense		—	12,572		12,572		12,572
Share repurchases	(10,300,565)	(103)	(213,386)	—	(213,489)	—	(213,489)
Balance at September 30, 2021	112,386,496	$1,124	$145,004	$2,208,008	$2,354,136	$12	$2,354,148

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$377,014	$321,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,641	24,098
Equity in income of unconsolidated entities, net	(12)	(10,513)
Deferred income taxes, net	1	3,907
Amortization of stock-based compensation	16,740	12,572
Charges for impairments and lot option abandonments	5,174	713
Returns on investments in unconsolidated entities, net	2,253	10,941
Changes in assets and liabilities:
Real estate inventories	(555,262)	(223,972)
Receivables	(52,500)	(23,375)
Other assets	(9,881)	(1,561)
Accounts payable	(20,745)	40,009
Accrued expenses and other liabilities	37,019	49,317
Net cash (used in) provided by operating activities	(181,558)	203,963
Cash flows from investing activities:
Purchases of property and equipment	(37,743)	(19,467)
(Investments in) distributions from unconsolidated entities, net	(17,001)	(418)
Net cash used in investing activities	(54,744)	(19,885)
Cash flows from financing activities:
Borrowings from debt	$75,000	$—
Repayment of debt	(75,504)	(1,598)
Debt issuance costs	(2,403)	(3,570)
Distributions to noncontrolling interests	(2,464)	—
Proceeds from issuance of common stock under share-based awards	30	5,325
Tax withholding paid on behalf of employees for share-based awards	(9,110)	(4,636)
Share repurchases	(202,638)	(213,489)
Net cash used in financing activities	(217,089)	(217,968)
Net decrease in cash and cash equivalents	(453,391)	(33,890)
Cash and cash equivalents–beginning of period	681,528	621,295
Cash and cash equivalents–end of period	228,137	587,405

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2022 and December 31, 2021 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease included in our West segment. We are responsible for making lease payments to the landowner, and we collect sublease payments from the buyers of the buildings. This ground lease is accounted for in accordance with Accounting Standards Topic 842 (“ASC 842”), Leases. We do not recognize a material profit on this ground lease.
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
Corporate is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as marketing, legal, accounting, treasury, insurance, internal audit, risk management, information technology and human resources, to benefit from economies of scale. Our Corporate non-operating segment also includes general and administrative expenses related to operating our corporate headquarters. All of the expenses incurred by Corporate are allocated to each of the homebuilding reporting segments based on their respective percentage of revenues.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
West	$751,218	$771,574	$1,952,406	$2,096,572
Central	206,861	167,267	558,360	438,005
East	102,712	91,336	282,978	229,844
Total homebuilding revenues	1,060,791	1,030,177	2,793,744	2,764,421
Financial services	11,005	3,016	31,985	7,802
Total	$1,071,796	$1,033,193	$2,825,729	$2,772,223

Income before income taxes
West	$150,030	$146,040	$380,191	$355,871
Central	32,109	18,524	78,956	44,074
East	9,183	7,660	25,377	15,282
Total homebuilding income before income taxes	191,322	172,224	484,524	415,227
Financial services	5,178	5,344	14,574	13,878
Total	$196,500	$177,568	$499,098	$429,105

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate inventories
West	$2,558,125	$2,242,314
Central	682,136	543,097
East	368,044	269,332
Total	$3,608,305	$3,054,743

Total assets(1)
West	$2,866,118	$2,505,237
Central	840,465	674,862
East	426,457	328,014
Corporate	346,095	781,265
Total homebuilding assets	4,479,135	4,289,378
Financial services	46,903	46,845
Total	$4,526,038	$4,336,223
__________
(1)    Total assets as of September 30, 2022 and December 31, 2021 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2022 and December 31, 2021 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$149,226	$133,156	$373,087	$321,827
Denominator:
Basic weighted-average shares outstanding	101,242,708	112,781,663	103,555,717	116,296,265
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,418,514	1,000,588	970,877	892,628
Diluted weighted-average shares outstanding	102,661,222	113,782,251	104,526,594	117,188,893
Earnings per share
Basic	$1.47	$1.18	$3.60	$2.77
Diluted	$1.45	$1.17	$3.57	$2.75
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,562,094	1,795,929	1,819,016	1,999,768

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Escrow proceeds and other accounts receivable, net	$107,690	$53,096
Warranty insurance receivable (Note 13)	61,806	63,900
Total receivables	$169,496	$116,996

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both September 30, 2022 and December 31, 2021.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Real estate inventories owned:
Homes completed or under construction	$1,857,632	$1,222,468
Land under development	1,126,960	1,187,485
Land held for future development	140,411	200,362
Model homes	239,533	202,693
Total real estate inventories owned	3,364,536	2,813,008
Real estate inventories not owned:
Land purchase and land option deposits	243,769	241,735
Total real estate inventories not owned	243,769	241,735
Total real estate inventories	$3,608,305	$3,054,743

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The decrease in land held for future development as of September 30, 2022 compared to December 31, 2021 is attributable to a project located in San Jose, California in our West segment that was transferred to land under development.
Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest incurred	$31,893	$24,280	$89,235	$68,017
Interest capitalized	(31,893)	(24,280)	(89,235)	(68,017)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$188,877	$174,163	$173,563	$182,228
Interest capitalized as a cost of inventory	31,893	24,280	89,235	68,017
Interest previously capitalized as a cost of inventory, included in cost of sales	(26,611)	(25,655)	(68,639)	(77,457)
Capitalized interest in ending inventory	$194,159	$172,788	$194,159	$172,788

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Real estate inventory impairments	$—	$—	$—	$—
Land and lot option abandonments and pre-acquisition charges	3,277	268	5,174	713
Total	$3,277	$268	$5,174	$713

Impairments of real estate inventory, if any, relate primarily to projects or communities that include homes completed or under construction. Within a project or community, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges.
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

6.    Investments in Unconsolidated Entities
As of September 30, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments. Our Tri Pointe Connect mortgage financing joint venture was accounted for as an equity-method investment as of December 31, 2021. During the first quarter of 2022, a reconsideration event under ASC 810 occurred for Tri Pointe Connect, resulting in the consolidation of this joint venture. For further details, see Note 7, Variable Interest Entities.
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
Assets and liabilities of unconsolidated entities (in thousands):

	September 30, 2022	December 31, 2021
Assets
Cash	$29,280	$35,966
Receivables	28,642	8,359
Real estate inventories	448,214	359,324
Other assets	4,765	534
Total assets	$510,901	$404,183
Liabilities and equity
Accounts payable and other liabilities	$140,557	$73,675
Company’s equity	132,998	118,095
Outside interests’ equity	237,346	212,413
Total liabilities and equity	$510,901	$404,183

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$8,111	$14,900	$30,833	$35,297
Other operating expense	(8,410)	(8,897)	(31,189)	(19,718)
Other income (loss), net	—	—	94	(4)
Net (loss) income	$(299)	$6,003	$(262)	$15,575
Company’s equity in income of unconsolidated entities	$(122)	$3,903	$12	$10,514

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
We analyze each of our land and lot option agreements and other similar contracts under the provisions of Accounting Standards Topic 810 (“ASC 810”), Consolidation to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2022			December 31, 2021
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$225,015	$1,267,975	N/A	$211,835	$1,507,304	N/A
Other land option agreements	18,754	227,326	N/A	29,900	319,646	N/A
Total	$243,769	$1,495,301	$—	$241,735	$1,826,950	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $21.0 million and $17.9 million as of September 30, 2022 and December 31, 2021, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of September 30, 2022, the carrying value of the VIE’s assets was $10.0 million, which was primarily included in other assets, $5.2 million of liabilities was included in accrued expenses and other liabilities and $1.7 million was included in noncontrolling interests in the accompanying consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of September 30, 2022 and December 31, 2021, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014.
We have one intangible asset as of September 30, 2022, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life.
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(10,680)	17,299
Total	$167,283	$(10,680)	$156,603	$167,283	$(10,680)	$156,603

In October 2020, in conjunction with the announcement of our move to a single brand, Tri Pointe Homes, we modified the useful life of the former Maracay trade name which expired in June 2021. The intangible asset related to the Maracay trade name was fully amortized during 2021. Amortization expense related to this intangible asset was $1.9 million for the nine-month period ended September 30, 2021. Amortization of this intangible was charged to sales and marketing expense. Our $17.3 million indefinite life intangible asset related to the Tri Pointe Homes trade name is not amortizing. All trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$23,036	$11,797
Refundable fees and other deposits	5,354	6,611
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	6,874	5,412
Operating properties and equipment, net	70,591	51,489
Lease right-of-use assets	65,422	73,727
Other	935	934
Total	$173,404	$151,162

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related costs	$48,256	$59,419
Warranty reserves (Note 13)	103,717	103,976
Estimated cost for completion of real estate inventories	126,441	107,702
Customer deposits	71,569	55,156
Income tax liability to Weyerhaeuser	199	199
Accrued income taxes payable	20,855	34,894
Accrued interest	22,762	6,189
Other tax liability	1,953	3,306
Lease liabilities	78,890	77,264
Other	20,085	17,908
Total	$494,727	$466,013

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(10,248)	(12,781)
Total	$1,089,752	$1,087,219

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
Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount in June of 2014. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
As of September 30, 2022, there were $8.4 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan facility	$250,000	$250,000
Seller financed loans	—	504
Total	$250,000	$250,504
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Modification, among other things, (i) increased the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of September 30, 2022, we had no outstanding debt under the Revolving Facility and there was $686.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 4.19%. As of September 30, 2022, there were $6.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $337,000 and $570,000 as of September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021, we had outstanding letters of credit of $63.8 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Interest Incurred
During the three months ended September 30, 2022 and 2021, the Company incurred interest of $31.9 million and $24.3 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.2 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred interest of $89.2 million and $68.0 million, respectively, related to all debt during the period and amortization of deferred financing and Senior Note discount costs of $3.5 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest related to all outstanding debt at September 30, 2022 and December 31, 2021 was $22.8 million and $6.2 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2022 and December 31, 2021.

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
A summary of assets and liabilities at September 30, 2022 and December 31, 2021, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2022		December 31, 2021
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,098,170	$1,025,875	$1,097,428	$1,199,825
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$—	$—	$504	$504
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $8.4 million and $10.2 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of the Senior Notes at September 30, 2022 and December 31, 2021 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2022 and December 31, 2021 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loan as of December 31, 2021 approximated book value due to the short term nature of these loans.

At September 30, 2022 and December 31, 2021, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories(1)	Level 3	$—	$—	$19,600	$27,300
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of September 30, 2022 and December 31, 2021, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $61.8 million and $63.9 million as of September 30, 2022 and December 31, 2021, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warranty reserves, beginning of period	$103,454	$93,522	$103,976	$94,475
Warranty reserves accrued	7,065	4,194	18,666	16,487
Warranty expenditures	(6,802)	(5,736)	(18,925)	(18,982)
Warranty reserves, end of period	$103,717	$91,980	$103,717	$91,980

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2022 and December 31, 2021, the Company had outstanding surety bonds totaling $745.8 million and $693.2 million, respectively. As of September 30, 2022 and December 31, 2021, our estimated cost to complete obligations related to these surety bonds was $560.6 million and $497.5 million, respectively.
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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease Cost
Operating lease cost (included in SG&A expense)	$2,336	$2,309	$7,315	$7,233
Ground lease cost (included in other operations expense)	663	635	1,990	1,904
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(674)	(644)	(2,020)	(1,932)
Net lease cost	$2,325	$2,300	$7,285	$7,205

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$1,682	$2,540	$6,106	$7,166
Ground lease cash flows (included in operating cash flows)	$663	$635	$1,990	$1,904
Right-of-use assets obtained in exchange for new operating lease liabilities	$125	$5,654	$1,517	$8,660

	September 30, 2022	December 31, 2021
Weighted-average discount rate:
Operating leases	4.7%	4.6%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	7.4	7.1
Ground leases	45.5	46.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2022	$2,188	$809
2023	9,074	3,237
2024	8,628	3,237
2025	8,161	3,237
2026	7,338	3,237
Thereafter	24,712	81,878
Total lease payments	$60,101	$95,635
Less: Interest	9,642	67,204
Present value of operating lease liabilities	$50,459	$28,431
 __________
(1)    Ground leases are fully subleased through 2041, representing $61.8 million of the $95.6 million future ground lease obligations.
14.    Stock-Based Compensation
2022 Long-Term Incentive Plan
On April 20, 2022, our stockholders approved the Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (the “2022 Plan”), which had been previously approved by our board of directors. The 2022 Plan replaced the Company’s prior stock compensation plan, the TRI Pointe Group, Inc. Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”). The 2022 Plan provides for the grant of equity-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The 2022 Plan will automatically expire on the tenth anniversary of its effective date. Our board of directors may terminate or amend the 2022 Plan at any time, subject to any requirement of stockholder approval required by applicable law, rule or regulation.
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
As of September 30, 2022, there were 7,498,078 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation	$5,717	$4,410	$16,740	$12,572

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2022, total unrecognized stock-based compensation expense related to all stock-based awards was $28.1 million and the weighted average term over which the expense was expected to be recognized was 1.8 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	284,225	$15.58	1.6	$3,430
Granted	—	—	—	—
Exercised	(3,000)	$9.68	—	—
Forfeited	—	$—	—	—
Options outstanding at September 30, 2022	281,225	$15.65	0.9	$131
Options exercisable at September 30, 2022	281,225	$15.65	0.9	$131

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2021	3,345,091	$17.16	$92,492
Granted	1,574,137	$21.53	—
Vested	(1,069,331)	$14.60	—
Forfeited	(145,714)	$12.56	—
Nonvested RSUs at September 30, 2022	3,704,183	$19.93	$56,859

RSUs that vested, as reflected in the table above, during the nine months ended September 30, 2022 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2022 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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

For the nine months ended September 30, 2022, the Company granted an aggregate of 3,004 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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
We had net deferred tax assets of $57.1 million as of both September 30, 2022 and December 31, 2021. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2022 and December 31, 2021. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Tri Pointe has certain liabilities to Weyerhaeuser Company (“Weyerhaeuser”) related to a tax sharing agreement. As of September 30, 2022 and December 31, 2021, we had an income tax liability to Weyerhaeuser of $199,000. The income tax liability to Weyerhaeuser is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Our provision for income taxes totaled $45.9 million and $44.4 million for the three months ended September 30, 2022 and 2021, respectively and $122.1 million and $107.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2022 and December 31, 2021. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.

16.    Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2022 and 2021.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(20,047)	$(20,114)
Income taxes paid, net	$136,122	$108,642
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$742	$695
Amortization of deferred loan costs capitalized to real estate inventory	$2,732	$2,614

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
•the effects of weather, including the occurrence of drought conditions in parts of the western United States;
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
Overview and Outlook
Our net new home order activity for the third quarter was significantly and negatively impacted by the sharp increase in mortgage interest rates, which dampened both consumer sentiment and affordability. We believe that until inflation stabilizes, the near-term macroeconomic outlook is likely to remain uncertain. As a result, until we begin to see signs of mortgage rate stability, we expect there will be further headwinds to consumer demand, which would require us to moderate pricing in order to achieve a more typical sales pace. Further, supply chain bottlenecks and production inefficiencies persist, particularly among the trades responsible for the latter stages of home construction, and continue to apply pressure to our construction cycle times, and the current inflationary environment continues to drive up costs. We also continue to monitor the potential impacts on our business of the ongoing geopolitical risks stemming from the war in Ukraine.
Due to the aforementioned headwinds, which have slowed the order pace in all of our markets, we believe the homebuilding industry is entering a period of uncertainty and that it may take some time for the market to stabilize. Despite such risks, however, we believe that long-term housing fundamentals remain favorable, and that the undersupplied nature of our markets, underlying demographics that support the need for new housing and divergence of supply and demand dynamics in the near-term will continue to fuel a positive longer-term outlook.
Highlights of the quarter include an increase in homebuilding gross margin percentage to 27.1% and a reduction in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue to 9.1%. These factors, along with an average sales price of homes delivered of $723,000, allowed us to achieve net income available to common stockholders of $149.2 million, or diluted earnings per share of $1.45. Our backlog dollar value is $2.4 billion, on an average sales price in backlog of $797,000. In addition, we ended the quarter with total liquidity of $914.3 million, including cash and cash equivalents of $228.1 million and $686.2 million of availability under our Credit Facility.
Our results for the three months ended September 30, 2022 may not be indicative of trends that will persist, as uncertainty caused by COVID-19, government responses to the pandemic, increasing inflation, the war in Ukraine and supply chain disruptions have impacted, and will continue to impact, our business and operations. See “Cautionary Note Concerning Forward-Looking Statements” above.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Homebuilding:
Home sales revenue	$1,057,491	$1,028,950	$2,787,386	$2,754,932
Land and lot sales revenue	2,626	581	4,337	7,520
Other operations revenue	674	646	2,021	1,969
Total revenues	1,060,791	1,030,177	2,793,744	2,764,421
Cost of home sales	771,148	758,024	2,033,160	2,064,595
Cost of land and lot sales	1,256	891	2,075	5,918
Other operations expense	670	801	2,020	2,111
Sales and marketing	41,950	44,875	112,712	130,824
General and administrative	54,786	53,490	160,071	146,102
Homebuilding income from operations	190,981	172,096	483,706	414,871
Equity in loss of unconsolidated entities	(122)	(43)	(34)	(72)
Other income, net	463	171	852	428
Homebuilding income before income taxes	191,322	172,224	484,524	415,227
Financial Services:
Revenues	11,005	3,016	31,985	7,802
Expenses	5,827	1,618	17,457	4,510
Equity in income of unconsolidated entities	—	3,946	46	10,586
Financial services income before income taxes	5,178	5,344	14,574	13,878
Income before income taxes	196,500	177,568	499,098	429,105
Provision for income taxes	(45,923)	(44,412)	(122,084)	(107,278)
Net income	150,577	133,156	377,014	321,827
Net income attributable to noncontrolling interests	(1,351)	—	(3,927)	—
Net income available to common stockholders	$149,226	$133,156	$373,087	$321,827
Earnings per share
Basic	$1.47	$1.18	$3.60	$2.77
Diluted	$1.45	$1.17	$3.57	$2.75
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	439	77.0	1.9	928	68.2	4.5	(53)%	13%	(58)%
Central	138	30.8	1.5	293	28.0	3.5	(53)%	10%	(57)%
East	104	20.5	1.7	128	12.8	3.3	(19)%	60%	(49)%
Total	681	128.3	1.8	1,349	109.0	4.1	(50)%	18%	(57)%

Net new home orders for the three months ended September 30, 2022 decreased by 668, or 50%, to 681, compared to 1,349 during the prior-year period. The decrease in net new home orders was due to a 57% decrease in monthly absorption rates, offset by an 18% increase in average selling communities. New home order demand slowed significantly during the quarter due largely to the steep increase in mortgage interest rates, which negatively impacted both consumer confidence and affordability. Due to the fact that housing prices have increased significantly over past couple of years, we believe the housing industry is contending with an affordability shock caused by recent increases in borrowing costs. While ebbs and flows in housing demand due to evolving interest rates are typical, the magnitude and breadth of recent rate increases, coupled with a recent surge in new home prices, has resulted in materially challenging price dynamics. As the housing industry continues to seek equilibrium, we expect demand to remain challenged for the remainder of 2022.
Our West segment reported a 53% decrease in net new home orders due to a 58% decrease in monthly absorption rates offset by a 13% increase in average selling communities. The 13% increase in average selling communities was due to growth in each of our California markets and in Arizona. Our Central segment reported a 53% decrease in net new home orders due to a 57% decrease in monthly absorption rates offset by a 10% increase in average selling communities. The 10% increase in average selling communities was due to growth in Austin, Houston and Colorado. Our East segment reported a 19% decrease in net new home orders due to a 49% decrease in monthly absorption rates, offset by a 60% increase in average selling communities. Growth in average selling communities in our East segment was due largely to accelerated operations in both Charlotte and Raleigh, where average selling communities for the current-year period increased by 6.0 and 4.8, respectively, compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2022			As of September 30, 2021			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,865	$1,648,692	$884	2,313	$1,663,294	$719	(19)%	(1)%	23%
Central	702	475,263	677	912	500,388	549	(23)%	(5)%	23%
East	477	303,346	636	394	264,730	672	21%	15%	(5)%
Total	3,044	$2,427,301	$797	3,619	$2,428,412	$671	(16)%	—%	19%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 27% and 9% during the three months ended September 30, 2022 and 2021, respectively. Our cancellation rate for the current-year period increased due largely to adverse sentiment and affordability issues stemming primarily from higher interest rates. The dollar value of backlog was $2.4 billion as of both September 30, 2022 and September 30, 2021. The flat dollar value of backlog was due to an increase in the average sales price of backlog units of $126,000, or 19%, to $797,000 as of September 30, 2022, compared to $671,000 at September 30, 2021, offset by a decrease in backlog units of 575, or 16%, to 3,044 as of September 30, 2022, compared to 3,619 at September 30, 2021.
Backlog dollar value in our West segment decreased 1% due to a 19% decrease in backlog units, offset by a 23% increase in average sales price. The increase in average sales price is a reflection of the strong pricing power we possessed in 2021 and early 2022. The decrease in backlog units is due to a decrease in net new home order activity in the current-year period. Backlog dollar value in our Central segment decreased by 5% due to a 23% decrease in backlog units, offset by a 23% increase in average sales price. The increase in average sales price during the current-year period is due primarily to the strong pricing power we experienced in 2021 in Texas and Colorado, a trend which continued through the first quarter of 2022 before gradually slowing during the second and third quarters. The decrease in backlog units is due to a decrease in net new home order activity in the current year. Backlog dollar value in our East segment increased by 15% due to a 21% increase in backlog units offset by a 5% decrease in average sales price. The increase in backlog units during the current-year period is largely due to our accelerated operations in both Charlotte and Raleigh, where we began selling homes in the second half of 2020. Backlog units in our Charlotte market increased to 273 units during the current-year period as compared to 64 units during the prior-year period. The lower average sales price in backlog is due to the higher proportion of backlog units from Charlotte and Raleigh, where average sales price is significantly lower compared to DC Metro, which comprised a larger percentage of backlog units in the prior-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	970	$750,152	$773	1,151	$770,346	$669	(16)%	(3)%	16%
Central	332	204,627	616	329	167,267	508	1%	22%	21%
East	161	102,712	638	152	91,337	601	6%	12%	6%
Total	1,463	$1,057,491	$723	1,632	$1,028,950	$630	(10)%	3%	15%

Home sales revenue increased $28.5 million to $1.1 billion for the three months ended September 30, 2022 compared to the prior-year period. The increase was comprised of $135.1 million related to a $93,000 increase in average sales price of homes delivered in the three months ended September 30, 2022 compared to the prior-year period, offset by $106.6 million related to a 169 decrease in new homes delivered in the three months ended September 30, 2022 compared to the prior-year period.
Home sales revenue in our West segment decreased 3% due to an 16% decrease in new homes delivered, offset by a 16% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in backlog units to start the current-year period compared to the prior-year period, along with a decrease in backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries. The increase in average sales price was due to stronger pricing power reflected in our backlog entering into the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 22% due to a 21% increase in average sales price and a 1% increase in new homes delivered. The increase in average sales price is a reflection of the strong pricing power we realized in 2021 and early 2022. The increase in new homes delivered was due to a slightly higher backlog conversion rate in the current-year period compared to the prior-year period. Home sales revenue in our East segment increased by 12% due to a 6% increase in new homes delivered and a 6% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period. The increase in average sales price was due to the strong pricing power we experienced throughout 2021 and early 2022, as each of our markets in our East segment experienced significant growth in average sales price compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2022	%	2021	%
Home sales revenue	$1,057,491	100.0%	$1,028,950	100.0%
Cost of home sales	771,148	72.9%	758,024	73.7%
Homebuilding gross margin	286,343	27.1%	270,926	26.3%
Add: interest in cost of home sales	26,531	2.5%	25,656	2.5%
Add: impairments and lot option abandonments	3,034	0.3%	268	0.0%
Adjusted homebuilding gross margin(1)	$315,908	29.9%	$296,850	28.8%
Homebuilding gross margin percentage	27.1%		26.3%
Adjusted homebuilding gross margin percentage(1)	29.9%		28.8%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 27.1% for the three months ended September 30, 2022 as compared to 26.3% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and revenues generated through orders attained during the strong demand environment of 2021 and the first quarter of 2022, which allowed us to reduce incentives and raise prices in all of our markets. As our homes are generally delivered within seven to ten months from the time we enter into a sales contract, in the current environment—in which we are facing extended construction cycles compared to historical norms—the demand slowdown has not materially impacted our current-year period gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.9% for the three months ended September 30, 2022, compared to 28.8% for the prior-year period.

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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$41,950	$44,875	4.0%	4.4%
General and administrative (G&A)	54,786	53,490	5.2%	5.2%
Total sales and marketing and G&A	$96,736	$98,365	9.1%	9.6%

Total SG&A expense as a percentage of home sales revenue decreased to 9.1% for the three months ended September 30, 2022, compared to 9.6% in the prior-year period. Total SG&A expense decreased $1.6 million to $96.7 million for the three months ended September 30, 2022 from $98.4 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.0% for the three months ended September 30, 2022, compared to 4.4% for the prior-year period. The decrease was due primarily to lower broker commissions.
General and administrative (“G&A”) expense as a percentage of home sales revenue was flat at 5.2% of home sales revenue for both the three months ended September 30, 2022 and the prior-year period. G&A expense increased to $54.8 million for the three months ended September 30, 2022 compared to $53.5 million for the prior-year period, largely due to higher employee costs as we continued to grow our headcount.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $31.9 million and $24.3 million for the three months ended September 30, 2022 and 2021, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the three months ended September 30, 2022, we recorded a tax provision of $45.9 million based on an effective tax rate of 23.4%. For the three months ended September 30, 2021, we recorded a tax provision of $44.4 million based on an effective tax rate of 25.0%. The increase in provision for income taxes is due to a $18.9 million increase in income before income taxes to $196.5 million for the three months ended September 30, 2022, compared to $177.6 million for the prior-year period.
The decrease in our effective tax rate compared to the prior-year period was primarily due to the impact of the Inflation Reduction Act of 2022 (“IRA”), which was enacted into law on August 16, 2022. The IRA, among other things, extends the federal tax credit for building new energy-efficient homes for homes delivered retroactive from January 1, 2022 through December 31, 2032, and modifies and increases the credit beginning in 2023. Previously, this federal tax credit was set to expire for homes delivered after December 31, 2021. Our effective tax rate for the three months ended September 30, 2022, included the benefit of the energy tax credits retroactive to January 1, 2022. In addition to the energy tax credit, the IRA implemented a 15% corporate minimum tax effective in 2024 for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
Financial Services Segment
Income before income taxes from our financial services operations increased to $5.2 million for the three months ended September 30, 2022 compared to $5.3 million for the prior-year period. During the current fiscal year we consolidated our mortgage financing operations, which was previously accounted for as an unconsolidated joint venture. This new accounting treatment has resulted in net income attributable to noncontrolling interests from our mortgage financing operations, which is presented below net income on our consolidated statements of operations.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,481	71.4	3.9	3,338	70.1	5.3	(26)%	2%	(26)%
Central	871	30.5	3.2	1,163	28.3	4.6	(25)%	8%	(30)%
East	581	18.8	3.4	457	13.7	3.7	27%	37%	(8)%
Total	3,933	120.7	3.6	4,958	112.1	4.9	(21)%	8%	(27)%

Net new home orders for the nine months ended September 30, 2022 decreased by 1,025, or 21%, to 3,933, compared to 4,958 during the prior-year period. The decrease in net new home orders was due to a 27% decrease in monthly absorption rates offset by a 8% increase in average selling communities. While new home order demand was strong during the beginning of the current-year period, it has sharply declined during the second half of the nine months ended September 30, 2022. The decrease has been largely due to the steep increase in mortgage interest rates, which negatively impacted both consumer confidence and affordability. Due to the fact that housing prices have increased significantly over past couple of years, we believe the housing industry is contending with an affordability shock caused by recent increases in borrowing costs. While ebbs and flows in housing demand due to evolving interest rates are typical, the magnitude and breadth of recent rate increases, coupled with a recent surge in new home prices, has resulted in materially challenging price dynamics. As the housing industry continues to seek equilibrium, we expect demand to remain challenged for the remainder of 2022.
Our West segment reported a 26% decrease in net new home orders due to a 26% decrease in monthly absorption rates. While demand in our West segment remained strong during the first four months of the current-year period, the impact of sharply rising interest rates slowed the trajectory of monthly absorption rates throughout the second quarter and into the third quarter. While our monthly absorption rate of 3.9 in our West segment represents a sales pace above historical trends, we expect this rate to decline under current market conditions, in which affordability has become of increasing concern. Our Central segment reported a 25% decrease in net new home orders due to a 30% decrease in monthly absorption rates, offset by an 8% increase in average selling communities. Monthly absorption rates in our Central segment remained strong in both Colorado and Texas during the first quarter, but experienced a significant slowdown during the second and third quarters as mortgage interest rates increased. Our East segment reported a 27% increase in net new home orders due to a 37% increase in average selling communities, offset by an 8% decrease in monthly absorption rates. Growth in average selling communities in our East segment was due largely to accelerated operations in Charlotte, where average selling communities for the current-year period increased by 5.6 compared to the prior-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	2,627	$1,948,282	$742	3,037	$2,087,115	$687	(14)%	(7)%	8%
Central	989	556,126	562	875	438,005	501	13%	27%	12%
East	431	282,978	657	391	229,812	588	10%	23%	12%
Total	4,047	$2,787,386	$689	4,303	$2,754,932	$640	(6)%	1%	8%

Home sales revenue increased $32.5 million to $2.8 billion for the nine months ended September 30, 2022 compared to the prior-year period. The increase was comprised of $196.4 million related to an increase in average sales price of homes delivered in the nine months ended September 30, 2022 compared to the prior-year period, offset by $163.9 million related to a decrease of 256 new homes delivered in the nine months ended September 30, 2022 compared to the prior-year period.

Home sales revenue in our West segment decreased 7% due to a 14% decrease in new homes delivered, offset by a 8% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in the current-year period backlog conversion rate, as labor and supply chain constraints continue to negatively impact the timing of our new home deliveries. The increase in average sales prices was due to stronger pricing power reflected in our backlog entering into the current-year period compared to the prior-year period. Home sales revenue in our Central segment increased 27% due to a 13% increase in new homes delivered in addition to a 12% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current-year period compared to the prior-year period, in addition to a higher backlog conversion rate. The increase in average sales price is a reflection of the strong pricing power we realized in 2021. Home sales revenue in our East segment increased by 23% due to a 12% increase in average sales price in addition to a 10% increase in new homes delivered. The increase in average sales price was due to the strong pricing power we experienced throughout 2021, as each of our markets in our East segment experienced significant growth in average sales price compared to the prior-year period. The increase in new homes delivered was due primarily to activity in our Charlotte market, in which new homes delivered for the current-year period increased by 128 units compared to the prior-year period.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2022	%	2021	%
Home sales revenue	$2,787,386	100.0%	$2,754,932	100.0%
Cost of home sales	2,033,160	72.9%	2,064,595	74.9%
Homebuilding gross margin	754,226	27.1%	690,337	25.1%
Add: interest in cost of home sales	68,559	2.5%	77,185	2.8%
Add: impairments and lot option abandonments	4,495	0.2%	713	0.0%
Adjusted homebuilding gross margin(1)	$827,280	29.7%	$768,235	27.9%
Homebuilding gross margin percentage	27.1%		25.1%
Adjusted homebuilding gross margin percentage(1)	29.7%		27.9%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 27.1% for the nine months ended September 30, 2022 as compared to 25.1% for the prior-year period. The increase in gross margin percentage was due to a combination of product mix and the lagging effect of deliveries resulting from homes sold during the strong demand environment during fiscal year 2021 and the first several months of 2022, which allowed us to reduce incentives and raise prices in all of our markets. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.7% for the nine months ended September 30, 2022, compared to 27.9% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$112,712	$130,824	4.0%	4.7%
General and administrative (G&A)	160,071	146,102	5.7%	5.3%
Total sales and marketing and G&A	$272,783	$276,926	9.8%	10.1%

Total SG&A expense as a percentage of home sales revenue decreased to 9.8% for the nine months ended September 30, 2022, compared to 10.1% in the prior-year period. Total SG&A expense decreased $4.1 million to $272.8 million for the nine months ended September 30, 2022 from $276.9 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.0% for the nine months ended September 30, 2022, compared to 4.7% for the prior-year period. The decrease was due primarily to lower broker commissions.
G&A expense as a percentage of home sales revenue increased to 5.7% of home sales revenue for the nine months ended September 30, 2022 compared to 5.3% for the prior-year period. G&A expense increased to $160.1 million for the nine months ended September 30, 2022 compared to $146.1 million for the prior-year period, largely due to higher employee costs as we continued to grow our headcount.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $89.2 million and $68.0 million for the nine months ended September 30, 2022 and 2021, respectively. All interest incurred in both periods was capitalized.
Income Tax
For the nine months ended September 30, 2022, we recorded a tax provision of $122.1 million based on an effective tax rate of 24.5%. For the nine months ended September 30, 2022, we recorded a tax provision of $107.3 million based on an effective tax rate of 25.0%. The increase in provision for income taxes is due to a $70.0 million increase in income before income taxes to $499.1 million for the nine months ended September 30, 2022, compared to $429.1 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations increased to $14.6 million for the nine months ended September 30, 2022 compared to $13.9 million for the prior-year period. During the current fiscal year, we consolidated our mortgage financing operations, which was previously accounted for as an unconsolidated joint venture. This new accounting treatment has resulted in net income attributable to noncontrolling interests from our mortgage financing operations, which is presented below net income on our consolidated statements of operations.
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

	September 30,		Increase (Decrease)
	2022	2021	Amount	%
Lots Owned
West	13,879	15,360	(1,481)	(10)%
Central	5,137	5,436	(299)	(6)%
East	1,682	1,537	145	9%
Total	20,698	22,333	(1,635)	(7)%
Lots Controlled(1)
West	5,045	6,241	(1,196)	(19)%
Central	7,830	7,083	747	11%
East	3,696	3,120	576	18%
Total	16,571	16,444	127	1%
Total Lots Owned or Controlled(1)	37,269	38,777	(1,508)	(4)%
__________
(1)As of September 30, 2022 and 2021, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2022 and 2021, lots controlled for Central include 3,388 and 2,114 lots, respectively, and East include 154 and 184 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2022 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2022, we had total liquidity of $914.3 million, including cash and cash equivalents of $228.1 million and $686.2 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., are co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount in June of 2014. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes mature on June 15, 2024, with interest payable semiannually in arrears on June 15 and December 15 of each year until maturity.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2022, we were in compliance with the covenants required by our Senior Notes.
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
As of September 30, 2022, we had no outstanding debt under the Revolving Facility and there was $686.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2022, we had

$250 million outstanding debt under the Term Facility with an interest rate of 4.19%. As of September 30, 2022, there were $6.9 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $337,000 and $570,000 as of September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021, we had outstanding letters of credit of $63.8 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2022	2022
Consolidated Tangible Net Worth	$2,463,871	$1,722,804
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	32.0%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.6	≥1.5
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
As of September 30, 2022, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2022, we repurchased and retired an aggregate of 948,911 shares of our common stock under the Repurchase Program for $16.8 million. For the nine months ended September 30, 2022, we repurchased and retired an aggregate of 9,396,381 shares of our common stock under the Repurchase Program for a total of $202.6 million.
Leverage Ratios

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Loans Payable	$250,000	$250,504
Senior Notes	1,089,752	1,087,219
Total debt	1,339,752	1,337,723
Stockholders’ equity	2,625,730	2,447,621
Total capital	$3,965,482	$3,785,344
Ratio of debt-to-capital(1)	33.8%	35.3%

Total debt	$1,339,752	$1,337,723
Less: Cash and cash equivalents	(228,137)	(681,528)
Net debt	1,111,615	656,195
Stockholders’ equity	2,625,730	2,447,621
Net capital	$3,737,345	$3,103,816
Ratio of net debt-to-net capital(2)	29.7%	21.1%
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
Cash Flows—Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:
•Net cash used in operating activities decreased by $385.5 million to net cash used of $181.6 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $204.0 million for the prior-year period. The change was comprised of offsetting activity, including (i) an increase in cash used for real estate inventory purchases of $331.3 million, offset by (ii) an increase in net income to $377.0 million for the nine months ended September 30, 2022 compared to $321.8 million in the prior-year period, and (iii) other offsetting changes in other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $54.7 million for the nine months ended September 30, 2022, compared to $19.9 million for the prior-year period. The change in net cash used in investing activities was due to the net change in cash flows related to investments in unconsolidated entities, along with an increase in purchases of property and equipment.
•Net cash used in financing activities was $217.1 million for the nine months ended September 30, 2022, compared to net cash used in financing activities of $218.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $202.6 million of cash used for share repurchases.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2022, we had $243.8 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.5 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Inflation
In 2021, the inflation rate in the U.S. increased significantly, and the inflation rate during the three months ended September 30, 2022 remained historically high. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2022. We did not enter into during the nine months ended September 30, 2022, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2022.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 11, 2020, we announced the approval of our new Repurchase Program authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $500 million to $750 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. During the three months ended September 30, 2022, we repurchased and retired an aggregate of 948,911 shares of our common stock under the Repurchase Program for $16.8 million. For the nine months ended September 30, 2022, we repurchased and retired an aggregate of 9,396,381 shares of our common stock under the Repurchase Program for a total of $202.6 million.
During the three months ended September 30, 2022, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2022 to July 31, 2022	637,802	$18.43	637,802	$227,297,496
August 1, 2022 to August 31, 2022	—	$—	—	$227,297,496
September 1, 2022 to September 30, 2022	311,109	$16.09	311,109	$222,291,228
Total	948,911	$17.66	948,911

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 18, 2022))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: October 27, 2022	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 27, 2022	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)