Form 10-K
period 2022-12-31
Tri Pointe Homes, Inc.
filed 2023-02-21
CIK 1561680

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
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $16.87 as reported by the New York Stock Exchange, was $1,687,546,369.
101,033,262 shares of common stock were issued and outstanding as of February 8, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
•Acts of war, terrorism, civil unrest or public health emergencies, including outbreaks of contagious disease, may seriously harm our business
•Laws and regulations governing the residential mortgage, title insurance, and property and casualty insurance industries could materially and adversely affect our financial performance.
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

PART I.
Item 1.    Business
Our Company
Tri Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry. Since then, we have grown from a Southern California fee homebuilder into a regionally-focused national homebuilder engaged in the design, construction and sale of innovative single-family attached and detached homes in 15 markets across ten states and the District of Columbia.
For purposes of this annual report on Form 10-K, the results of our homebuilding operations are organized into the three reportable segments of which our operations consisted during the year ended December 31, 2022:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2022, our operations consisted of 136 active selling communities and 33,794 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $290,000 to $3.1 million, and home sizes, ranging from approximately 1,190 to 5,380 square feet. For the years ended December 31, 2022 and 2021, we delivered 6,063 and 6,188 homes, respectively, and the average sales price of our new homes delivered was approximately $708,000 and $639,000, respectively.
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
Provide Superior Design and Homeowner Experience and Service
We consider ourselves a “progressive” homebuilder driven by an exemplary homeowner experience, cutting-edge product development and exceptional execution. Our core operating philosophy is to provide a positive, memorable experience to our homeowners through active engagement in the building process, tailoring our product to homeowners’ lifestyle needs and enhancing communication, knowledge and satisfaction. We believe that each generation of home buying families has different ideas about the kind of home buying experience it wants. As a result, our selling process focuses on the home’s features, benefits, quality and design, in addition to the traditional metrics of price and square footage. In addition, we devote significant resources to the research and design of our homes to better meet the needs of our homebuyers. Through our LivingSmart® platform, we provide homes that we believe are earth-friendly, enhance homeowners’ comfort, promote a healthier lifestyle and deliver tangible operating cost savings versus less efficient resale homes. Collectively, we believe these steps enhance the selling process, lead to a more satisfied homeowner and increase the number of homebuyers referred to our communities.
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
Lots Owned or Controlled
As of December 31, 2022, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 33,794 lots, comprised of 56% lots owned and 44% lots controlled. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2022.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
West	12,444	4,317	16,761
Central	4,862	7,099	11,961
East	1,456	3,616	5,072
Total	18,762	15,032	33,794
______________________________________________

(1)Lots controlled for Central and East include 3,325 and 141 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

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
As of December 31, 2022, we owned 407 model homes that were either completed or under construction, including seven homes in backlog. We frequently build model homes at our projects and have them professionally decorated to display design features. In addition, we have invested in online sales solutions, such as virtual tours, online design studios and interactive floorplans, to allow homebuyers to tour our homes virtually rather than physically. We believe that our model homes and digital assets play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes and our digital assets, homebuyers can gain an understanding of the various design features and options available to them using design studios. At each design studio, homebuyers can meet with a design consultant and are shown the included and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts and receive refunds of cash deposits if they are unable to sell their existing home or if they fail to qualify for financing. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 19% and 8% for the years ended December 31, 2022 and 2021, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 287 and 27 homes as of December 31, 2022 and 2021, respectively. The increase in completed and unsold production homes is due to the increase in cancellation rate along with a reduction in demand for new housing, which resulted primarily from the higher mortgage interest rates that persisted throughout the second half of the year ended December 31, 2022.
Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. Our financial services operation (“Tri Pointe Solutions”) is comprised of mortgage financing operations (“Tri Pointe Connect”), formed as a joint venture with an established mortgage lender, our title and escrow services operations (“Tri Pointe Assurance”), and our property and casualty insurance agency operations (“Tri Pointe Advantage”). While our homebuyers may obtain financing from any mortgage provider of their choice, Tri Pointe Connect can act as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generate additional fee income for us. Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Texas, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Tri Pointe Advantage is a wholly owned subsidiary of Tri Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate.
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
Warranty Program
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Estimation of accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. In addition, management estimates warranty reserves and allowances necessary to cover any current or future construction-related claims based on actuarial analysis. Under this analysis, reserve amounts are estimated using our historical expense and claim data, as well as industry data. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts. Our warranty accrual is included in accrued expenses and other liabilities in our consolidated balance sheets included elsewhere in this annual report on Form 10-K. We maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims, subject to self-insured retentions. We self-insure a portion of our overall risk through the use of a wholly-owned captive insurance subsidiary. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy. We record expected recoveries from insurance carriers when proceeds are probable and estimable. Warranty insurance receivables are recorded in receivables on our consolidated balance sheet.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $1.2 billion and $2.2 billion as of December 31, 2022 and 2021, respectively. We expect all of our backlog at December 31, 2022 to be converted to deliveries and revenues during 2023, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials, such as concrete or lumber and other forest products. Further, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as lingering supply chain disruptions associated with the COVID-19 pandemic, we have experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2022, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2022, we had $691.1 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $889.7 million in cash and cash equivalents. As of December 31, 2022, we had $1.1 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with new and increasingly stringent laws and regulations, including any climate-related disclosure rules ultimately adopted by the Securities and Exchange Commission (“SEC”), which we anticipate will likewise result in additional compliance costs to us. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws. In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects.
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
We are committed to our employees’ overall wellbeing and professional growth and development, and believe in supporting the work-life balance of our employees. We seek to ensure that our compensation, recognition and rewards programs are fair, equitable and competitive, align with key business objectives, motivate and reward great performance and increase team member engagement and retention. We design our total rewards (compensation and benefit programs) to offer our employees a comprehensive and compelling value proposition that includes customized training, learning and development programs, tuition reimbursement, paid parental and military leave benefits, paid time off to perform community service, paid adoption assistance and other programs designed to facilitate health and wellness. We also offer eligible employees comprehensive medical plans, dental and vision plan options, employer-paid life insurance with various buy-up and flexible savings/spending accounts. Additionally, we design our short- and long-term incentive programs to align individual incentives and rewards with our mission and strategies, to motivate our employees to achieve top performance in the industry and to attract and retain high-performing talent. To ensure our compensation and benefit programs are designed appropriately to attract and retain talent, we also engage nationally recognized outside compensation and benefits consulting firms and vendors to benchmark our programs against peers and other comparable organizations.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential and diverse team members for advancement to key positions. This review process is overseen by the compensation committee of our board of directors.
We are committed to the health and safety of our employees and trade partners. In addition to offering the above-described comprehensive benefits and wellness programs to our employees, we seek to be diligent in utilizing best practices regarding health and safety protocols on our jobsites, as well as incident reporting and investigation. Notwithstanding our best efforts to protect against incidents, workplace accidents have occurred and may occur in the future.
As of December 31, 2022, we had 1,470 employees, 528 of whom were executive, management and administrative personnel, 397 of whom were sales and marketing personnel and 545 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
Access to Information
Our internet website is www.tripointehomes.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after being filed with, or furnished to, the SEC.
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
We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. In addition, we have experienced fluctuations in quarterly results of operations due to the number and characteristics of our active selling communities; the timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. We typically experience the highest new home order activity during the first and second quarters of our fiscal year. Since it typically takes five to nine months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Although we expect this seasonal pattern to continue over the long-term, it may be affected by market cyclicality and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires, as well as volatility in the homebuilding industry, and there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods. In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.
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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. We depend on third-party lenders, including our joint venture partner in Tri Pointe Connect, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In February 2023, the U.S. Federal Open Market Committee (“FOMC”) decided to increase the target range for the federal funds rate to 4.50 to 4.75 percent in response to elevated inflation and elevated global uncertainty due, in part, to the war in Ukraine. The FOMC also indicated that it anticipated further increases to the target range for the federal funds rate. Notwithstanding an expectation that the FOMC intends to continue to raise interest rates, we are unable to predict if, or when, the FOMC will announce changes to the target range or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs have led, and may in the future lead, to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
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
We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. For example, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as lingering supply chain disruptions associated with the COVID-19 pandemic, we have experienced and may continue to experience delays in our supply chain, including the ability to timely obtain the raw materials that we require to build our homes, as well as certain other construction materials. Any such shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.
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

The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2022, 2021 and 2020, we recorded real estate inventory impairment charges of zero, $19.6 million and $1.5 million, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
Adverse weather and natural disasters may increase costs, cause project delays and reduce consumer demand for housing.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related events and natural disasters that are beyond our control, which we have experienced and may in the future experience. These weather-related events and natural disasters include, but are not limited to, droughts, floods, wildfires, landslides, soil subsidence, hurricanes, tornadoes and earthquakes. The occurrence of any of these events could damage our land and projects, cause delays in, or prevent, completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could materially and adversely affect our Financial Performance.
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
In 2014, the Governor of California proclaimed a Drought State of Emergency that lasted through 2017. In response, the State Water Resources Control Board (“Water Board”) adopted emergency regulations imposing mandatory water restrictions across the state. When the Governor lifted the drought proclamation, the Water Board rescinded its emergency restrictions, but maintained urban water use reporting requirements and prohibitions on wasteful water practices. Additionally, the California State Legislature enacted legislation that institutes additional long-term water conservation measures and expands existing regulatory powers to prevent water waste and strengthen drought resilience at local levels, including requiring the Water Board to adopt long-term standards for efficient water use and performance measures and to propose a standard for indoor residential water use. In December 2022, the Water Board readopted emergency regulations that, among other things, restrict the use of potable water for construction and on decorative or non-functional grass at commercial, industrial, and institutional properties. Additionally, some local jurisdictions and water suppliers are adopting increasingly strict water conservation measures, such as moratoria on new connections and building standards for water efficient fixtures and requirements for drought-tolerant landscaping and the use of recycled water. In 2021, the Governor proclaimed a new Drought State of Emergency throughout California, and asked Californians to voluntarily reduce water consumption by 15 percent. While the new drought proclamation fell short of imposing mandated statewide water conservation efforts, stricter orders may follow if the drought continues, and such mandates have been imposed in some local areas. The Water Board also has restricted water diversions, and the state, federal and local water projects that supply water to local water providers have significantly reduced their water supplies. In addition, development projects may face litigation challenges based on alleged failures to comply with water supply requirements. These and other measures that are instituted to respond to drought conditions in California or other areas in which we operate could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water supply entitlements for those projects.
We may be unable to find and retain suitable contractors and subcontractors at reasonable rates.
Substantially all of our construction work is performed by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability, cost and skill of contractors and subcontractors and their employees.
The residential construction industry experiences serious shortages of skilled labor from time to time. When homebuilding activity declines, skilled tradesmen may choose to leave the real estate industry to take jobs in other industries, which would result in shortages in the event that homebuilding activity later increases. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. For example, since mid-2020, the labor market has remained constrained, which has led to increases in both the competition for and costs of skilled labor.
While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. Further, due to rising inflation rates throughout 2022 and into 2023, we have experienced and may continue to experience increases in prevailing costs for skilled contractors and subcontractors. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
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
Energy is an important employment sector in our Colorado and Houston markets. Although oil prices increased significantly in the first half of 2022 before declining somewhat, significant declines in oil prices, such as those that occurred in 2014, 2015 and 2020, could adversely affect economic conditions in these markets. As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.

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
The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future, particularly in California. For example, in November 2022, pursuant to the Global Warming Solutions Act of 2006 (AB32), the California Air Resources Board released a final scoping plan that, among other things, proposes to eliminate the installation of natural gas-powered appliances in favor of electric appliances in new residential construction effective in 2026. Further, in August 2021, the

California Energy Commission (“CEC”) adopted updates to California’s energy code that, among other things, establish electric-ready requirements for electric heating, cooking and vehicle charging effective January 1, 2023 for new permit applications. Compliance with, or liability under, these and other environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. Further, local and state jurisdictions have adopted regulations that mandate the construction of new homes to increasingly stringent energy efficiency standards or the inclusion in new homes of energy efficient features, such as solar panels. For example, effective January 1, 2020, the CEC mandated the installation of solar panels on all new homes constructed in California. In November 2022, however, the California Public Utilities Commission issued a proposal that would substantially reduce the compensation provided to homeowners for excess power their solar systems send back to the grid. In the event that this or any similar proposal, in California or any other jurisdiction in which we operate, impacts the ability of our homeowners to bear the cost of solar panels, including pursuant to a lease agreement, or we are otherwise unable to pass along such costs to homebuyers, we may incur additional construction costs to comply with applicable law.
In cases where an endangered or threatened species is involved and related agency rulemaking and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas. In addition, project opponents can delay or impede development activities by bringing challenges to the permits and other approvals required for projects and operations under environmental laws and regulations. As a result, we cannot assure that our costs, obligations and liabilities relating to environmental matters will not materially and adversely affect our Financial Performance.
Changes in global or regional climate conditions and governmental response to such changes may limit, prevent or increase the costs of our planned or future growth activities.
Projected climate change may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new laws and regulations have been, or are being considered for adoption, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control, emission disclosure requirements, and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our Financial Performance. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our Financial Performance to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate-related regulations.
As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our Financial Performance. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California has enacted numerous laws, including the Global Warming Solutions Act of 2006, that are intended to achieve the goal of reducing greenhouse gas emissions. California is expected to continue to adopt significant regulations and additional legislation to achieve reductions in greenhouse gas emissions. In addition, federal and state legislation and regulations are being considered that would mandate reporting and/or auditing of greenhouse gas emissions. If adopted, such requirements could impose significant additional compliance costs and/or burdens on us and our suppliers.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 19% and 8% for each of the years ended December 31, 2022 and 2021, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or more expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
During the year ended December 31, 2022, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington, as well as the District of Columbia. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
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
The inflation rate in the United States increased significantly in 2022. Inflation affects us directly by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market has an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential homebuyers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Significant inflation, including as a result of efforts by the government to stimulate the economy, could materially and adversely impact our Financial Performance.
Acts of war, terrorism, civil unrest or public health emergencies, including outbreaks of contagious disease, may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities or geopolitical conflict (such as the ongoing war between Russia and Ukraine), acts of terrorism (including cyber-terrorism), civil unrest or public health emergencies, including outbreaks of contagious diseases, such as COVID-19 or other major epidemics or pandemics, have caused and may in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, result in sanctions or export controls that could adversely impact our supply chain, cause shortages of building materials, disrupt utilities, increase costs associated with obtaining building materials, increase the price of gasoline and other fuels, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, affect public health and public perception of health risk, or cause economic changes and/or social instability or distress that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.
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
Our policies, procedures and technical safeguards may be insufficient to prevent or detect timely an attack, assess its impact, or appropriately and timely respond. We may also face substantial penalties and other potential liabilities under existing or future data privacy regulations, including but not limited to the California Consumer Privacy Act, as amended, in the event of a data breach that results in the disclosure of protected consumer information. Further, our existing insurance coverage may be insufficient to protect us against such risks and we may be unable to recover in whole or in part from our service providers or other responsible parties or their insurers in the event of a breach or attack. A successful attack could have a material and adverse effect on our Financial Performance.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.1 billion outstanding, net of debt issuance costs, as of December 31, 2022. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. U.S. interest rates have increased during the last two years and are expected to increase in the current year. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer and Mitchell. The current term of these agreements will expire on March 20, 2024 and automatically renews for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
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
On February 15, 2023, our board of directors approved a share repurchase program (the “2023 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2023 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects.
Repurchases pursuant to the 2023 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
Issuer Purchases of Equity Securities
On November 11, 2020, we announced the approval of a Repurchase Program (the “2020 Repurchase Program”) authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the 2020 Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2020 Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the 2020 Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2020 Repurchase Program from $500 million to $750 million.
During the three months ended December 31, 2022, we did not repurchase any shares under the 2020 Repurchase Program. For the year ended December 31, 2022, we repurchased 9,396,381 shares of common stock at an average price of $21.57 for an aggregate dollar amount of $202.6 million. The approximate dollar value of shares that remained to be purchased under the 2020 Repurchase Program was $222.3 million as of December 31, 2022.
The 2020 Repurchase Program expired on December 31, 2022. On February 15, 2023, our board of directors approved the 2023 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. Through the date of the filing of this annual report on Form 10-K, no shares of common stock have been repurchased under the 2023 Repurchase Program.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 30, 2022 (the last trading day of 2022) was $18.59 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 8, 2023, we had 71 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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
Overview and Outlook
Market conditions during the fourth quarter generally resembled conditions during the prior quarter, as housing demand continued to moderate due to higher mortgage interest rates, elevated inflation and weaker economic conditions. The impact of the higher interest rate environment on credit availability and consumer confidence resulted in a challenging new order environment as well as an increase in cancellation rates. Additionally, the substantial increase in home prices over the past few years has constrained the ability of homebuyers to absorb the sharp increase in borrowing costs throughout 2022, which was driven by the Federal Reserve’s seven rate hikes between March and December. While such factors have prompted an increase in incentives and decreases in base pricing, new order activity has improved substantially in the beginning of 2023 relative to the second half of 2022.
Despite the year-over-year decline in market conditions, the U.S. continues to face a structural deficit in housing, as demand for housing continues to exceed available supply. Although we are optimistic regarding the long-term outlook for our industry, the homebuilding market remains closely linked to the larger economic environment and conditions remain uncertain. During 2022, supply chain constraints and related inflationary pressures presented significant challenges. The homebuilding industry relies heavily on a wide range of materials, and as the related supply chains have become increasingly complex and elongated, they have become more vulnerable to disruptions. We believe that as supply chains begin to balance with the demand environment, we will have an opportunity to condense cycle times and realize greater efficiencies on the cost side as 2023 progresses, which may offset some of the adverse impacts of higher mortgage interest rates, weaker affordability and softening economic conditions.
Highlights of the year include an increase in homebuilding gross margin percentage to 26.4% and a reduction in selling, general and administrative expense as a percentage of home sales revenue to 9.0%. Despite facing labor and supply chain difficulties, we delivered 6,063 new homes and generated $4.3 billion in home sales revenue, which resulted in net income available to common stockholders of $576.1 million, or $5.54 per diluted share. We opened 70 communities in 2022, which contributed to a 21% increase in our active selling communities as of December 31, 2022. In addition, we ended 2022 with total liquidity of $1.6 billion, including cash and cash equivalents of $889.7 million and $691.1 million of availability under our Credit Facility. We believe our strong balance sheet provides us both flexibility and security as we navigate through an unpredictable market, despite ongoing uncertainty caused by inflation, Federal Reserve policy, and general economic challenges.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Homebuilding:
Home sales revenue	$4,291,563	$3,955,154	$3,232,836
Land and lot sales revenue	5,108	13,016	15,932
Other operations revenue	2,695	2,619	2,542
Total revenues	4,299,366	3,970,789	3,251,310
Cost of home sales	3,160,581	2,972,237	2,520,790
Cost of land and lot sales	2,075	11,585	6,443
Other operations expense	2,685	2,550	2,496
Sales and marketing	175,005	179,214	183,110
General and administrative	212,504	200,163	166,304
Restructuring charges	—	—	5,661
Homebuilding income from operations	746,516	605,040	366,506
Equity income (loss) of unconsolidated entities	312	(96)	162
Other income (expense), net	2,307	525	(8,978)
Homebuilding income before income taxes	749,135	605,469	357,690
Financial Services:
Revenues	49,167	11,446	9,137
Expenses	25,136	6,292	5,115
Equity in income of unconsolidated entities	46	15,039	11,665
Financial services income before income taxes	24,077	20,193	15,687
Income before income taxes	773,212	625,662	373,377
Provision for income taxes	(190,803)	(156,395)	(91,170)
Net income	582,409	469,267	282,207
Net income attributable to noncontrolling interests	(6,349)	—	—
Net income available to common stockholders	$576,060	$469,267	$282,207
Earnings per share
Basic	$5.60	$4.16	$2.18
Diluted	$5.54	$4.12	$2.17
Weighted average shares outstanding
Basic	102,898,423	112,836,051	129,368,964
Diluted	104,003,652	113,809,292	129,951,161

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2022			Year Ended December 31, 2021			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,725	73.5	3.1	4,218	69.5	5.1	(35)%	6%	(39)%
Central	960	32.2	2.5	1,508	28.5	4.4	(36)%	13%	(43)%
East	692	19.0	3.0	656	13.8	4.0	5%	38%	(25)%
Total	4,377	124.7	2.9	6,382	111.8	4.8	(31)%	12%	(40)%

Net new home orders for the year ended December 31, 2022 decreased 31% to 4,377, compared to 6,382 for the prior year. The decrease in net new home orders was due primarily to a 40% decrease in monthly absorption rate offset by a 12% increase in average selling communities. Overall, the markets in which we operate demonstrated very strong demand throughout 2021, which was aided primarily by historically low mortgage interest rates, in addition to a high level of government stimulus and an evolving homebuyer sentiment, both resulting, at least in part, from the COVID-19 pandemic. The housing market dynamics that helped drive robust demand during 2021 also led to significant increases in home prices and contributed to persistent inflation across global markets. As inflation became more apparent in early 2022, the Federal Reserve rapidly increased interest rates, which caused a significant rise in mortgage interest rates that materially impacted affordability and led to a decrease in home sales, as well as a slowdown in the overall housing market. These interest rate dynamics adversely impacted both monthly absorption rates and net new home orders in each of our homebuilding segments.
Our West segment reported a 35% decrease in net new home orders due to a 39% decrease in monthly absorption rates offset by a 6% increase in average selling communities. We opened 38 communities and closed out of 26 communities during 2022, leading to an increase of 12 active selling communities as of December 31, 2022 compared to the prior-year period, which partially offset the decrease in monthly absorption rates. Our Central segment reported a 36% decrease in net new home orders due to a 43% decrease in monthly absorption rates, offset by an 13% increase in average selling communities. Our Central segment opened 17 communities and closed out of 8 communities, leading to an increase of 9 active selling communities as of December 31, 2022 compared to the prior-year period, which partially offset the decrease in monthly absorption rates. Our East segment reported a 5% increase in net new home orders due to a 38% increase in average selling communities, offset by a 25% decrease in monthly absorption rates. The increase in net new home orders and average selling communities in our East segment is largely the result of our accelerated operations in North Carolina, as aggregate net new home orders for our Charlotte and Raleigh divisions increased by 225 units during the current-year period as compared to the prior-year period. Average selling communities from our Charlotte and Raleigh divisions, collectively, increased by 8.7 during the current-year period as compared to the prior-year period.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2022			As of December 31, 2021			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	836	$735,952	$880	2,011	$1,547,186	$769	(58)%	(52)%	14%
Central	332	225,989	681	820	472,063	576	(60)%	(52)%	18%
East	304	202,737	667	327	222,910	682	(7)%	(9)%	(2)%
Total	1,472	$1,164,678	$791	3,158	$2,242,159	$710	(53)%	(48)%	11%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 19% and 8% for the years ended December 31, 2022 and 2021, respectively. The dollar value of backlog was approximately $1.2 billion as of December 31, 2022, a decrease of $1.1 billion, or 48%, compared to $2.2 billion as of December 31, 2021. This decrease was due to a decrease in backlog units of 1,686, or 53%, to 1,472 as of December 31, 2022, compared to 3,158 as of December 31, 2021, offset some by the 11% increase in average sales price in backlog to $791,000. Our backlog units and dollar value as of December 31, 2021 was positively impacted by a robust sales environment in which demand outpaced supply, and in which cycle times were expanding due to supply chain and labor obstacles that delayed our ability to close homes. While we have begun to see improvements in cycle times in recent months, the combination of higher interest rates and reduced demand resulted in a decline in new home orders and an increase in cancellation rates, which largely comprised the decline in backlog units on a year-over-year basis.
Backlog dollar value in our West segment decreased 52% compared to the prior year as a result of a 58% decrease in backlog units, offset by a 14% increase in average sales price. The decrease in backlog units was due primarily to the decrease in new order activity experienced during 2022, primarily during the second half of the year as higher mortgage interest rates impacted affordability and consumer sentiment. Backlog dollar value in our Central segment decreased 52% compared to the prior year due to the combination of a 60% decrease in backlog units, offset by a 18% increase in average sales price. The decrease in backlog units was due primarily to the decrease in new order activity experienced during 2022, primarily during the second half of the year. Backlog dollar value in our East segment decreased by 9% due to a 7% decrease in backlog units and a

2% decrease in average sales price. The percentage decrease in backlog units in our East segment was significantly lower than both our West and Central segments, due largely to a more substantial increase in active selling communities, along with strong year-over-year growth in our North Carolina markets, where our first community opened in 2020.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2022			Year Ended December 31, 2021			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	3,900	$2,978,432	$764	4,219	$2,893,828	$686	(8)%	3%	11%
Central	1,448	853,799	590	1,312	671,199	512	10%	27%	15%
East	715	459,332	642	657	390,127	594	9%	18%	8%
Total	6,063	$4,291,563	$708	6,188	$3,955,154	$639	(2)%	9%	11%

Home sales revenue increased $336.4 million, or 9%, to $4.3 billion for the year ended December 31, 2022. The increase was comprised of $416.3 million due to an 11% increase in the average sales price of homes delivered to $708,000 for the year ended December 31, 2022 from $639,000 in the prior year, offset by a $79.9 million decrease due to a 2% decrease in new homes delivered to 6,063 for the year ended December 31, 2022 from 6,188 in the prior year. The increase in average sales price was due largely to price appreciation experienced during 2021 and early 2022, as homes sold during such pricing environment were delivered during 2022.

Home sales revenue in our West segment increased 3% due to an 11% increase in average sales price, offset by an 8% decrease in new homes delivered. Home sales revenue in our Central segment increased 27% due to a 10% increase in new homes delivered and a 15% increase in average sales price. The increase in new homes delivered was due to higher backlog units to start the current year compared to the prior year. Home sales revenue in our East segment increased by 18% due to a 9% increase in new homes delivered, along with an 8% increase in average sales price. The increase in new homes delivered was due primarily to higher activity in our Charlotte and Raleigh markets, where our first community opened in 2020. Deliveries from these markets increased 288% to 194 for the year ended December 31, 2022 compared to 50 for the year ended December 31, 2021.
Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2022	%	2021	%
Home sales revenue	$4,291,563	100.0%	$3,955,154	100.0%
Cost of home sales	3,160,581	73.6%	2,972,237	75.1%
Homebuilding gross margin	1,130,982	26.4%	982,917	24.9%
Add: interest in cost of home sales	106,595	2.5%	101,176	2.6%
Add: impairments and lot option abandonments	8,747	0.2%	20,838	0.5%
Adjusted homebuilding gross margin(1)	$1,246,324	29.0%	$1,104,931	27.9%
Homebuilding gross margin percentage	26.4%		24.9%
Adjusted homebuilding gross margin percentage(1)	29.0%		27.9%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 26.4% for the year ended December 31, 2022, as compared to 24.9% for the year ended December 31, 2021. The increase in gross margin percentage was due to a combination of product mix and the realization of large price increases experienced through 2021 and the early part of 2022, at which time new home demand was robust. In addition to long-standing supply constraints helping to fuel demand, this period of particularly strong demand was likely the result of COVID-19 pandemic-related fiscal and monetary support that resulted in low borrowing costs and stronger consumer strength. The strong demand allowed us to reduce incentives and raise prices in all of our markets through the early part of 2022, but has since materially slowed as mortgage interest rates increased throughout the second half of 2022. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 29.0% for the year ended December 31, 2022 compared to 27.9% for the prior year.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
Sales and marketing	$175,005	$179,214	4.1%	4.5%
General and administrative (G&A)	212,504	200,163	5.0%	5.1%
Total sales and marketing and G&A	$387,509	$379,377	9.0%	9.6%

Sales and marketing expense as a percentage of home sales revenue decreased to 4.1% for the year ended December 31, 2022 from 4.5% for the year ended December 31, 2021. This decrease was primarily driven by the 9% increase in home sales revenue resulting in better utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense decreased to $175.0 million for the year ended December 31, 2022 compared to $179.2 million in the prior year. The decrease was due largely to a decrease in broker commissions, with this savings partially offset by an increase to advertising expenses as a result of the changing market dynamics.
General and administrative expense as a percentage of home sales revenue decreased to 5.0% for the year ended December 31, 2022 from 5.1% for the year ended December 31, 2021. This decrease was the result of better utilization of leverage on the fixed components of our general and administrative costs as we increased revenue by 9% during the current year. General and administrative expense increased by $12.3 million to $212.5 million for the year ended December 31, 2022 from $200.2 million for the year ended December 31, 2021. The increase in general and administrative expenses is primarily related to higher employee costs and increased travel, as the impact of COVID-19 on travel diminished during the current year.
Total sales and marketing and G&A (“SG&A”) expense increased $8.1 million, or 2.1%, to $387.5 million for the year ended December 31, 2022 from $379.4 million in the prior year. SG&A decreased to 9.0% of home sales revenue for the year ended December 31, 2022 from 9.6% for the year ended December 31, 2021.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $124.5 million and $92.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest incurred during 2022 was primarily due to the higher utilization of land banking arrangements as a method of acquiring land in staged takedowns. While land banking helps better manage financial and market risk, these arrangements typically involve higher financing interest rates. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the years ended December 31, 2022 and 2021 was income of $2.3 million and $525,000, respectively. The current year increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances.
Income Tax
For the year ended December 31, 2022, we have recorded a tax provision of $190.8 million based on an effective tax rate of 24.7%. For the year ended December 31, 2021, we recorded a tax provision of $156.4 million based on an effective tax rate of 25.0%.

In August 2022, Congress enacted Public Law 117-169, sometimes referred to as the Inflation Reduction Act of 2022 (“IRA”). The IRA, among other things, extends the federal tax credit for building new energy-efficient homes for homes delivered through December 31, 2032. The criteria for homes qualifying for the credit shifted to a higher standard effective January 1, 2023. We are currently analyzing the impact of the increased requirements on our ability to qualify homes for the credit. In addition to the energy tax credit, other provisions of the IRA that are not expected to have a material impact on our financial statements include a 15% corporate minimum tax effective in 2024 for applicable corporations, and a nondeductible 1% excise tax on the net value of certain stock repurchases effected after December 31, 2022.
Financial Services Segment
Gross income from our financial services operations increased to $24.1 million for the year ended December 31, 2022. Tri Pointe Connect comprises a substantial component of our financial services operations. During the prior year, we accounted for Tri Pointe Connect under the equity method of accounting and recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests. Our income from financial services for the year ended December 31, 2022, net of income attributable to noncontrolling interests, was $17.7 million compared to income of $20.2 million for the year ended December 31, 2021. This decrease is due to the tightening of credit conditions in the current year, which contributed to a lower capture rate.
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

			Increase
	December 31,		(Decrease)
	2022	2021	Amount	%
Lots Owned
West	12,444	15,238	(2,794)	(18)%
Central	4,862	5,452	(590)	(11)%
East	1,456	1,446	10	1%
Total	18,762	22,136	(3,374)	(15)%
Lots Controlled(1)
West	4,317	7,631	(3,314)	(43)%
Central	7,099	8,528	(1,429)	(17)%
East	3,616	3,380	236	7%
Total	15,032	19,539	(4,507)	(23)%
Total Lots Owned or Controlled(1)	33,794	41,675	(7,881)	(19)%
______________________________________________

(1)As of December 31, 2022 and 2021, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2022 and 2021, lots controlled for Central include 3,325 and 2,950 lots, respectively, and lots controlled for East include 141 and 179 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2022 decreased 19% from the prior year, driven by a 23% decrease in lots controlled and a 15% decrease in lots owned. The decrease in total lots owned was due primarily to the delivery of 6,063 new homes in the current year. The decline in our lots controlled was primarily caused by the write-off or restructuring of deposits and option contracts, brought about by the contracting homebuilding market and the failure of some land deposits and options to meet our underwriting standards.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Discussion and analysis of our 2021 fiscal year and the year-over-year comparison of our 2021 financial performance to our 2020 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. This omitted information is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2022 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2022, we had $889.7 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2022, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Modification, among other things, (i) increased the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from

$100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
We had no outstanding debt under the Revolving Facility as of December 31, 2022 and 2021. As of December 31, 2022, we had $250 million outstanding debt under the Term Facility with a variable interest rate of 5.50%. As of December 31, 2022 and 2021, there was $6.5 million and $5.4 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million and $570,000 as of December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022 and 2021, we had outstanding letters of credit of $58.9 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2022, we had $691.1 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2022, the Company had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2023, provided certain achievements are met. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2022	2022
Consolidated Tangible Net Worth, as defined	$2,665,716	$1,824,291
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	15.8%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.5	≥1.5
(Not less than 1.5:1.0)

In addition, the Credit Facility limits the aggregate number of single-family dwellings (where construction has commenced) that may be owned by the Company or any guarantor that are not presold or model units to no more than the greater of (i) 50% of the number of housing unit closings (as defined) during the preceding 12 months; or (ii) 100% of the number of housing unit closings during the preceding 6 months. However, a failure to comply with this “Spec Unit Inventory Test” will not be an event of default, though any excess “Spec Units” will be excluded from the borrowing base as of the last day of the quarter in which the non-compliance occurs. The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.

As of December 31, 2022, we were in compliance with all of the above financial covenants.

Stock Repurchase Program
On November 11, 2020, we announced the approval of a Repurchase Program (the “2020 Repurchase Program”) authorizing the repurchase of up to $250 million of common stock through December 31, 2021. On July 21, 2021, our board of directors authorized the repurchase of up to an additional $250 million of common stock and extended the term of the 2020 Repurchase Program through December 31, 2022, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2020 Repurchase Program from $250 million to $500 million. On February 16, 2022, our board of directors authorized the repurchase of up to an additional $250 million of common stock pursuant to the 2020 Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the 2020 Repurchase Program from $500 million to $750 million.
During the three months ended December 31, 2022, we did not repurchase any shares under the 2020 Repurchase Program. For the year ended December 31, 2022, we repurchased 9,396,381 shares of common stock at an average price of $21.57 for an aggregate dollar amount of $202.6 million. The approximate dollar value of shares that remained to be purchased under the 2020 Repurchase Program was $222.3 million as of December 31, 2022.
The 2020 Repurchase Program expired on December 31, 2022. On February 15, 2023, our board of directors approved the 2023 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. Through the date of the filing of this annual report on Form 10-K, no shares of common stock have been repurchased under the 2023 Repurchase Program.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Loans payable	$287,427	$250,504
Senior notes	1,090,624	1,087,219
Total debt	1,378,051	1,337,723
Stockholders’ equity	2,832,389	2,447,621
Total capital	$4,210,440	$3,785,344
Ratio of debt-to-capital(1)	32.7%	35.3%
Total debt	$1,378,051	$1,337,723
Less: Cash and cash equivalents	(889,664)	(681,528)
Net debt	488,387	656,195
Stockholders’ equity	2,832,389	2,447,621
Net capital	$3,320,776	$3,103,816
Ratio of net debt-to-net capital(2)	14.7%	21.1%
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

Cash Flows—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The comparison of cash flows for the years ended December 31, 2022 and 2021 is as follows:
•Net cash provided by operating activities increased by $24.7 million to $444.3 million in 2022 from cash provided of $419.5 million in 2021. The change was primarily composed of (i) an increase in net income to $582.4 million in 2022 compared to $469.3 million in 2021, and (ii) a decrease in cash outflow related to real estate inventories of $37.9 million in 2022 as we exercised greater caution as mortgage interest rates increased and housing demand weakened, offset by (iii) other normal fluctuations, including changes in other assets, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $58.1 million in 2022 compared to $72.1 million in 2021. The decrease in net cash used in investing activities of $14.0 million was due to a $28.1 million decrease in investments in unconsolidated entities, offset by a $14.1 million increase in cash used to purchase property and equipment.
•Net cash used in financing activities decreased to $178.0 million in 2022 from $287.2 million in 2021. The change was primarily the result of a decrease in share repurchases of $73.4 million to $202.6 million in 2022 compared to $276.0 million in 2021, in addition to an increase in net debt borrowing of $45.4 million in 2022 compared to 2021, due primarily to new borrowings of $37.4 million related to a seller-financed note that is expected to be repaid in 2023.
As of December 31, 2022, our cash and cash equivalents balance was $889.7 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2022, we had $228.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.3 billion (net of deposits).
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

As of December 31, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations
We have numerous contractual obligations and commitments to pay third parties, impacting our need for short-term and long-term liquidity and capital resources. Our contractual obligations primarily consist of debt principal payments, debt interest payments, operating leases, ground leases and purchase obligations stemming from land purchase and option contracts. For a more detailed description of our long-term debt, please see Note 11, Senior Notes and Loans Payable, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. For a more detailed description of our operating and ground leases, see Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. For a more detailed description of our land purchase and option contracts, please see Note 7, Variable Interest Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K, in addition to the discussion set forth above in the section entitled “Off-Balance Sheet Arrangements and Contractual Obligations.”
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

Inflation
The U.S. economy's rising inflation in 2022 has negatively impacted the homebuilding industry, causing increased costs in land, building materials, construction services, warranty repairs, and employee compensation and benefits, and is expected to continue in 2023. In addition, inflation has contributed to higher mortgage rates, which significantly affects the affordability of mortgage financing to homebuyers, while also raising the costs of financing new land acquisition, as well as existing land development and construction. Higher interest rates and materials/labor costs may lower gross margins, especially during a period of declining home prices. While we attempt to pass on cost increases to homebuyers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. The joint venture acts as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting pursuant to which we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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

In determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. Actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2022, 2021 and 2020, we recorded real estate inventory impairment charges of zero, $19.6 million and $1.5 million, respectively.
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. In addition, we maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims, subject to self-insured retentions. We self-insure a portion of our overall risk through the use of a wholly-owned captive insurance subsidiary. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.

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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2022. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
For our West, Central and East reporting units, we performed a quantitative assessment to determine whether it is more likely than not that their fair value is less than their carrying amount. Upon completion of the October 2022 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2022, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2022, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
Management’s judgment is required in the forecasts of future operating results that are used in our impairment evaluations. Our estimates are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
Related Party Transactions
We had no related party transactions for the years ended December 31, 2022 and 2021, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2022. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility, one seller-financed loan and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2022.

	Expected Maturity Date
								Estimated
December 31,	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$37,427	$—	$—	$—	$250,000	$—	$287,427	$287,427
Weighted average interest rate	4.5%	—%	—%	—%	5.5%	—%	5.4%
Fixed rate debt	$—	$450,000	$—	$—	$300,000	$350,000	$1,100,000	$1,040,750
Weighted average interest rate	—%	5.9%	—%	—%	5.3%	5.7%	5.6%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2023 annual meeting of stockholders (the “2023 Proxy Statement”) under the captions “Board of Directors,” “Management,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2023 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2023 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2023 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2023 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this annual report on Form 10-K:

(i)Financial Statements:

(2)Financial Statement Schedules
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)Exhibits
(b)    Exhibits
The following exhibits are included as part of this annual report on Form 10-K or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

4.1	Specimen Common Stock Certificate of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

4.2	Registration Rights Agreement, dated as of January 30, 2013, among Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C., and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑4 (filed January 9, 2014))

4.3	First Amendment to Registration Rights Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., VIII/TPC Holdings, L.L.C. and certain Tri Pointe Homes Holdings, Inc. stockholders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.4	Indenture, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee (including form of 5.875% Senior Note due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

4.5	First Supplemental Indenture, dated as of July 7, 2014, among Tri Pointe Homes Holdings, Inc., Weyerhaeuser Real Estate Company and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.6	Second Supplemental Indenture, dated as of July 7, 2014, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

4.7	Third Supplemental Indenture, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

4.8	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc. and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.9	Indenture, dated as of May 23, 2016, by and between Tri Pointe Homes, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (filed May 23, 2016))

4.10	Second Supplemental Indenture, dated as of June 8, 2017, among the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.11	Fourth Supplemental Indenture, dated as of February 22, 2019, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2027 (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3ASR (filed June 3, 2020))

4.12	Fifth Supplemental Indenture, dated as of June 10, 2020, among Tri Pointe Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.13	Form of 5.25% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K (filed June 8, 2017))

4.14	Form of 5.700% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed June 10, 2020))

4.15	Description of the Company’s Securities

10.1	Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2	Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3	Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4	Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Tri Pointe Homes Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5	First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.6	Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.7	Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Tri Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.8	Modification Agreement, dated as of October 30, 2020, among Tri Pointe Homes, Inc., U.S. Bank National Association and the lenders party to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

10.9	Second Modification Agreement, dated as of June 10, 2021, among Tri Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 11, 2021))

10.10	Third Modification Agreement, dated as of June 29, 2022, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 30, 2022))

10.11†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.12†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.13†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.14†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.15†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.16†	Omnibus Amendment to the Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan, Tri Pointe Homes Short-Term Incentive Plan, Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan and the Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan and their related stock option, restricted stock unit, cash incentive award agreements and performance share unit agreements, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.17†	Amendment No. 4 to Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.18†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.19†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.20†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10‑K (filed February 19, 2020))

10.21†	Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2022))

10.22†	Form of Performance-Based Restricted Stock Unit Award Agreement (Stock Price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.23†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.24†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.25†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.26†	Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.27†	Form of Performance-Based Restricted Stock Unit Award Agreement (Total Stockholder Return) (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.28†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.31†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.33†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.34†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.35†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.36†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.37†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.38†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.39†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.40†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.41†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.42†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.43†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.44†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.45†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.46†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.47†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.48†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.49†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Company/Division President Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.50†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.51†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.52†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.53†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.54†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.55†	Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.56†	Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.57†	Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.58†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2022, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserves
Description of the Matter
At December 31, 2022, the Company’s warranty reserves balance was $104.4 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company’s warranty reserves represent estimated future costs that are based on an actuarial analysis that uses the Company’s historical claim and expense data, as well as industry data.

Auditing management’s warranty reserves is complex and judgmental due to the use of an actuarial valuation model that applies complex methods and requires key assumptions such as weighting of industry data, claim frequencies, severities and resolution patterns. Management’s warranty reserve is sensitive to changes in these key assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty reserves review process. For example, we tested controls over the Company’s review of the key assumptions, including the weighting of industry data compared to historical claim and expense data.

Our procedures to test the warranty reserves balance included, among others, involving our actuarial specialists in assessing the reasonableness of the selected valuation methodology and performing an independent calculation. We developed a range of reasonable estimates and compared them to the Company’s warranty reserves. Further, we reviewed the responses provided by internal and external legal counsel for contrary evidence that may affect the estimated reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
Irvine, California
February 21, 2023

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$889,664	$681,528
Receivables	169,449	116,996
Real estate inventories	3,173,849	3,054,743
Investments in unconsolidated entities	129,837	118,095
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	34,851	57,096
Other assets	165,687	151,162
Total assets	$4,719,940	$4,336,223
Liabilities
Accounts payable	$62,324	$84,854
Accrued expenses and other liabilities	443,034	466,013
Loans payable	287,427	250,504
Senior notes, net	1,090,624	1,087,219
Total liabilities	1,883,409	1,888,590
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 101,017,708 and 109,644,474 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,010	1,096
Additional paid-in capital	3,685	91,077
Retained earnings	2,827,694	2,355,448
Total stockholders’ equity	2,832,389	2,447,621
Noncontrolling interests	4,142	12
Total equity	2,836,531	2,447,633
Total liabilities and equity	$4,719,940	$4,336,223
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Homebuilding:
Home sales revenue	$4,291,563	$3,955,154	$3,232,836
Land and lot sales revenue	5,108	13,016	15,932
Other operations revenue	2,695	2,619	2,542
Total revenues	4,299,366	3,970,789	3,251,310
Cost of home sales	3,160,581	2,972,237	2,520,790
Cost of land and lot sales	2,075	11,585	6,443
Other operations expense	2,685	2,550	2,496
Sales and marketing	175,005	179,214	183,110
General and administrative	212,504	200,163	166,304
Restructuring charges	—	—	5,661
Homebuilding income from operations	746,516	605,040	366,506
Equity income (loss) of unconsolidated entities	312	(96)	162
Other income (loss), net	2,307	525	(8,978)
Homebuilding income before income taxes	749,135	605,469	357,690
Financial Services:
Revenues	49,167	11,446	9,137
Expenses	25,136	6,292	5,115
Equity in income of unconsolidated entities	46	15,039	11,665
Financial services income before income taxes	24,077	20,193	15,687
Income before income taxes	773,212	625,662	373,377
Provision for income taxes	(190,803)	(156,395)	(91,170)
Net income	582,409	469,267	282,207
Net income attributable to noncontrolling interests	(6,349)	—	—
Net income available to common stockholders	$576,060	$469,267	$282,207
Earnings per share
Basic	$5.60	$4.16	$2.18
Diluted	$5.54	$4.12	$2.17
Weighted average shares outstanding
Basic	102,898,423	112,836,051	129,368,964
Diluted	104,003,652	113,809,292	129,951,161
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	136,149,633	$1,361	$581,195	$1,603,974	$2,186,530	$12	$2,186,542
Net income	—	—	—	282,207	282,207	—	282,207
Shares issued under share-based awards, net	896,622	9	3,103	—	3,112	—	3,112
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(5,475)	—	(5,475)	—	(5,475)
Stock-based compensation expense	—	—	16,885	—	16,885	—	16,885
Share repurchases	(15,163,477)	(151)	(250,571)	—	(250,722)	—	(250,722)
Balance at December 31, 2020	121,882,778	1,219	345,137	1,886,181	2,232,537	12	2,232,549
Net income	—	—	—	469,267	469,267	—	469,267
Shares issued under share-based awards	825,161	8	5,549	—	5,557	—	5,557
Tax withholding paid on behalf of employees for share-based awards	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	—	20,941	—	20,941	—	20,941
Share repurchases	(13,063,465)	(131)	(275,914)	—	(276,045)	—	(276,045)
Balance at December 31, 2021	109,644,474	1,096	91,077	2,355,448	2,447,621	12	2,447,633
Net income	—	—	—	576,060	576,060	6,349	582,409
Shares issued under share-based awards	769,615	8	1,670	—	1,678	—	1,678
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,112)	—	(9,112)	—	(9,112)
Stock-based compensation expense	—	—	18,780	—	18,780	—	18,780
Share repurchases	(9,396,381)	(94)	(202,544)	—	(202,638)	—	(202,638)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,464)	(2,464)
Net effect of consolidations, de-consolidations and other transactions	—	—	103,814	(103,814)	—	245	245
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$582,409	$469,267	$282,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,010	32,421	29,497
Equity in income of unconsolidated entities, net	(358)	(14,943)	(11,827)
Deferred income taxes, net	22,245	(9,571)	2,379
Amortization of stock-based compensation	18,780	20,941	16,885
Charges for impairments and lot option abandonments	8,747	20,838	4,004
Changes in assets and liabilities:
Real estate inventories	(123,147)	(161,010)	157,060
Receivables	(52,453)	(53,445)	5,725
Other assets	(6,510)	20,980	18,756
Accounts payable	(22,530)	5,164	13,570
Accrued expenses and other liabilities	(13,170)	74,344	46,848
Returns on investments in unconsolidated entities, net	2,253	14,547	12,642
Loss on extinguishment of debt	—	—	10,243
Net cash provided by operating activities	444,276	419,533	587,989
Cash flows from investing activities:
Purchases of property and equipment	(43,623)	(29,489)	(22,797)
Proceeds from sale of property and equipment	—	2	28
Investments in unconsolidated entities, net	(14,500)	(42,644)	(65,271)
Net cash used in investing activities	(58,123)	(72,131)	(88,040)
Cash flows from financing activities:
Borrowings from debt	112,427	—	858,979
Repayment of debt	(75,504)	(8,475)	(808,791)
Debt issuance costs	(2,404)	(3,570)	(4,768)
Distributions to noncontrolling interests	(2,464)	—	—
Proceeds from issuance of common stock under share-based awards	1,678	5,557	3,112
Tax withholding paid on behalf of employees for share-based awards	(9,112)	(4,636)	(5,475)
Share repurchases	(202,638)	(276,045)	(250,722)
Net cash used in financing activities	(178,017)	(287,169)	(207,665)
Net increase in cash and cash equivalents	208,136	60,233	292,284
Cash and cash equivalents - beginning of year	681,528	621,295	329,011
Cash and cash equivalents - end of year	$889,664	$681,528	$621,295
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
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2022 and 2021 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. The joint venture acts as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting pursuant to which we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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
In determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. Actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred and utilizing the most recent information available to estimate costs.
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

uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2022, 2021 and 2020, we recorded real estate inventory impairment charges of zero, $19.6 million and $1.5 million, respectively.
Warranty Reserves
In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. In addition, we maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction-related claims, subject to self-insured retentions. We self-insure a portion of our overall risk through the use of a wholly-owned captive insurance subsidiary. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2022. For further details on goodwill, see Note 8, Goodwill and Other Intangible Assets.

For our West, Central and East reporting units, we performed a quantitative assessment to determine whether it is more likely than not that their fair value is less than their carrying amount. Upon completion of the October 2022 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2022, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2022, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value. For further details on our indefinite-lived intangible asset, see Note 8, Goodwill and Other Intangible Assets.
Management’s judgment is required in the forecasts of future operating results that are used in our impairment evaluations. Our estimates are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
West	$2,983,630	$2,909,429	$2,392,897
Central	856,034	671,199	549,331
East	459,702	390,161	309,082
Total homebuilding revenues	4,299,366	3,970,789	3,251,310
Financial services	49,167	11,446	9,137
Total	$4,348,533	$3,982,235	$3,260,447

Income (loss) before taxes
West	$582,774	$497,593	$318,753
Central	118,449	73,381	29,247
East	47,912	34,495	9,690
Total homebuilding income before taxes	749,135	605,469	357,690
Financial services	24,077	20,193	15,687
Total	$773,212	$625,662	$373,377

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2022	December 31, 2021
Real estate inventories
West	$2,258,606	$2,242,314
Central	598,700	543,097
East	316,543	269,332
Total	$3,173,849	$3,054,743

Total assets(1)
West	$2,552,121	$2,505,237
Central	761,082	674,862
East	376,129	328,014
Corporate	978,748	781,265
Total homebuilding assets	4,668,080	4,289,378
Financial services	51,860	46,845
Total	$4,719,940	$4,336,223
(1) Total assets as of December 31, 2022 and 2021 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of December 31, 2022 and 2021 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income available to common stockholders	$576,060	$469,267	$282,207
Denominator:
Basic weighted-average shares outstanding	102,898,423	112,836,051	129,368,964
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,105,229	973,241	582,197
Diluted weighted-average shares outstanding	104,003,652	113,809,292	129,951,161
Earnings per share
Basic	$5.60	$4.16	$2.18
Diluted	$5.54	$4.12	$2.17
Antidilutive stock options not included in diluted earnings per share	1,590,509	1,904,089	2,183,731

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Escrow proceeds and other accounts receivable, net	$113,082	$53,096
Warranty insurance receivable (Note 13)	56,367	63,900
Total receivables	$169,449	$116,996

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both December 31, 2022 and 2021, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Real estate inventories owned:
Homes completed or under construction	$1,293,681	$1,222,468
Land under development	1,279,394	1,187,485
Land held for future development	140,725	200,362
Model homes	231,157	202,693
Total real estate inventories owned	2,944,957	2,813,008
Real estate inventories not owned:
Land purchase and land option deposits	228,892	241,735
Total real estate inventories not owned	228,892	241,735
Total real estate inventories	$3,173,849	$3,054,743

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

Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest incurred	$124,529	$92,783	$83,120
Interest capitalized	(124,529)	(92,783)	(83,120)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$173,563	$182,228	$192,356
Interest capitalized as a cost of inventory	124,529	92,783	83,120
Interest previously capitalized as a cost of inventory, included in cost of sales	(106,681)	(101,448)	(93,248)
Capitalized interest in ending inventory	$191,411	$173,563	$182,228

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Real estate inventory impairments	$—	$19,600	$1,460
Land and lot option abandonments and pre-acquisition costs	8,747	1,238	2,544
Total	$8,747	$20,838	$4,004

We did not incur any real estate inventory impairment charges during the year ended December 31, 2022. During the year ended December 31, 2021, we recorded a real estate inventory impairment charge of $19.6 million related to one community in the West segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The discount rate used to calculate fair value was 12%. During the year ended December 31, 2020, we recorded real estate inventory impairment charges of $1.5 million related to one community with five lots for sale in the East segment where the carrying value of the remaining lots exceeded the fair value based on a land residual value analysis. For all real estate inventory impairments we consider both market risk and community specific risk to arrive at a discount rate appropriate for the level of total risk associated with each community.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2022, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments. Our Tri Pointe Connect mortgage financing joint venture was accounted for as an equity-method investment as of December 31, 2021. During the first quarter of 2022, a reconsideration event under ASC 810 occurred for Tri Pointe Connect, resulting in the consolidation of this joint venture. For further details, see Note 7, Variable Interest Entities.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2022	2021
Assets
Cash	$34,556	$35,966
Receivables	30,893	8,359
Real estate inventories	458,121	359,324
Other assets	7,751	534
Total assets	$531,321	$404,183
Liabilities and equity
Accounts payable and other liabilities	$149,172	$73,675
Company’s equity	129,837	118,095
Outside interests’ equity	252,312	212,413
Total liabilities and equity	$531,321	$404,183

Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales	$27,444	$48,416	$37,366
Other operating expense	(27,572)	(26,295)	(19,860)
Other expense	(11)	(4)	(80)
Net (loss) income	$(139)	$22,117	$17,426
Company’s equity in income of unconsolidated entities	$358	$14,943	$11,827

7.    Variable Interest Entities
In the ordinary course of business, we enter into land option agreements in order to procure land and residential lots for future development and the construction of homes. The use of such land option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such deposits are recorded as land purchase and land option deposits under real estate inventories in the accompanying consolidated balance sheets.
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

The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2022			December 31, 2021
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Consolidated VIEs	$—	$—	$—	$—	$—	$—
Unconsolidated VIEs	207,846	1,129,369	N/A	211,835	1,507,304	N/A
Other land option agreements	21,046	210,964	N/A	29,900	319,646	N/A
Total	$228,892	$1,340,333	$—	$241,735	$1,826,950	$—

Unconsolidated VIEs represent VIEs for which the Company’s land option agreement represents a variable interest in the VIE and the Company was not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $13.8 million and $17.9 million as of December 31, 2022 and 2021, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of December 31, 2022, the carrying value of the VIE’s assets was $11.9 million, which was primarily included in other assets, $6.6 million of liabilities was included in accrued expenses and other liabilities and $4.1 million was included in noncontrolling interests in the accompanying consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
The Company recorded $139.3 million of goodwill in connection with our 2014 merger with Weyerhaeuser Real Estate Company (WRECO). As of December 31, 2022 and 2021, $139.3 million of goodwill is included in goodwill and other intangible assets, net, on each of the consolidated balance sheets. For further details of the goodwill segment allocation see Note 2, Segment Information.
We have one intangible asset as of December 31, 2022, comprised of a Tri Pointe Homes trade name resulting from the acquisition of WRECO in 2014, which has an indefinite useful life. The Tri Pointe Homes trade name is included in our Corporate reporting segment. See Note 2, Segment Information for additional information.
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$139,304	$—	$139,304	$139,304	$—	$139,304
Trade names	27,979	(10,680)	17,299	27,979	(10,680)	17,299
Total	$167,283	$(10,680)	$156,603	$167,283	$(10,680)	$156,603

All existing trade names and goodwill are evaluated for impairment on an annual basis or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$20,471	$11,797
Refundable fees and other deposits	5,226	6,611
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs	6,515	5,412
Operating properties and equipment, net	67,430	51,489
Lease right-of-use assets	63,918	73,727
Other	935	934
Total	$165,687	$151,162

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued payroll and related costs	$60,682	$59,419
Warranty reserves (Note 13)	104,375	103,976
Estimated cost for completion of real estate inventories	108,072	107,702
Customer deposits	42,027	55,156
Income tax liability to Weyerhaeuser	199	199
Accrued income taxes payable	17,280	34,894
Accrued interest	9,351	6,189
Other tax liabilities	4,099	3,306
Lease liabilities	77,728	77,264
Other	19,221	17,908
Total	$443,034	$466,013

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(9,376)	(12,781)
Total	$1,090,624	$1,087,219
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
As of December 31, 2022 and December 31, 2021 there was $7.8 million and $10.2 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million as of both December 31, 2022 and 2021, respectively.
Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Term loan facility	$250,000	$250,000
Seller-financed loans	$37,427	$504
Total	$287,427	$250,504
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Modification, among other things, (i) increased the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
We had no outstanding debt under the Revolving Facility as of December 31, 2022 and 2021. As of December 31, 2022, we had $250 million outstanding debt under the Term Facility with an interest rate of 5.50%. As of December 31, 2022 and 2021, there was $6.5 million and $5.4 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million and $570,000 as of December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022 and 2021, we had outstanding letters of credit of $58.9 million and $48.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2022, the Company had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum. This note is expected to be repaid in 2023.
Interest Incurred
During the years ended December 31, 2022 and 2021, the Company incurred interest of $124.5 million and $92.8 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2022 and 2021, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $4.7 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively. Accrued interest related to all outstanding debt at December 31, 2022 and 2021 was $9.4 million and $6.2 million, respectively.

Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2022 and December 31, 2021.

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
A summary of assets and liabilities at December 31, 2022 and 2021, related to our financial instruments, measured at fair value for disclosure purposes on a recurring basis, is set forth below (in thousands):

		December 31, 2022		December 31, 2021
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,098,425	$1,040,750	$1,097,428	$1,199,825
Term loan (2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller-financed loans (3)	Level 2	$37,427	$37,427	$504	$504
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $7.8 million and $10.2 million as of December 31, 2022 and 2021, respectively. The estimated fair value of our Senior Notes at December 31, 2022 and 2021 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2022 and 2021 approximated book value due to the variable interest rate terms of these loans.
(3)The estimated fair value of our seller-financed loans as of December 31, 2022 and 2021 approximated book value due to the short term nature of these loans.
At December 31, 2022 and 2021, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2022		Year Ended December 31, 2021
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$19,600	$27,300

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of both December 31, 2022 and December 31, 2021.
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
We maintain commercial general liability insurance designed to protect us against a portion of our risk of loss from warranty and construction defect-related claims, subject to self-insured retentions. We self-insure a portion of our overall risk through the use of a wholly-owned captive insurance subsidiary. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. However, such indemnity is significantly limited with respect to subcontractors that are added to our commercial general liability insurance policy.
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

We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $56.4 million and $63.9 million as of December 31, 2022 and 2021, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Warranty reserves, beginning of period	$103,976	$94,475	$76,607
Warranty reserves accrued	25,303	33,899	36,686
Warranty expenditures	(24,904)	(24,398)	(18,818)
Warranty reserves, end of period	$104,375	$103,976	$94,475

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2022 and December 31, 2021, the Company had outstanding surety bonds totaling $710.8 million and $693.2 million, respectively. As of December 31, 2022 and December 31, 2021, our estimated cost to complete obligations related to these surety bonds was $443.7 million and $497.5 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
Lease Obligations
Under ASC 842, we recognize a right-of-use lease asset and a lease liability for contracts deemed to contain a lease at the inception of the contract. Our lease population is fully comprised of operating leases, which are recorded at the net present value of future lease obligations on our consolidated balance sheet. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Key estimates involved with ASC 842 include the discount rate used to measure our future lease obligations and the lease term, where considerations include renewal options and intent to renew. Lease right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on our consolidated balance sheet.
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2022, 2021 and 2020, lease expense was $9.8 million, $9.5 million and $9.4 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year ended December 31, 2020
Lease Cost
Operating lease cost (included in SG&A expense)	$9,776	$9,482	$9,360
Ground lease cost (included in other operations expense)	2,654	2,538	2,496
Sublease income, ground leases (included in other operations revenue)	(2,693)	(2,576)	(2,532)
Net lease cost	$9,737	$9,444	$9,324

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$7,994	$9,557	$8,336
Ground lease cash flows (included in operating cash flows)	$2,654	$2,538	$2,496
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,662	$31,245	$2,402

	December 31, 2022	December 31, 2021
Weighted-average discount rate:
Operating leases	4.7%	4.6%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	7.0	7.1
Ground leases	45.3	46.1
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2023	$9,167	$3,237
2024	8,628	3,237
2025	8,161	3,237
2026	7,338	3,237
2027	6,620	3,237
Thereafter	18,093	78,641
Total operating lease payments	$58,007	$94,826
Less: Interest	8,632	66,473
Present value of operating lease liabilities	$49,375	$28,353
(1)    Ground leases are fully subleased through 2041, representing $61.0 million of the $94.8 million future ground lease obligations.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work at the land seller’s expense even if we terminate the option to procure land or lots. As of December 31, 2022, we had $228.9 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.3 billion (net of deposits).

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

The number of shares of our common stock that may be issued under the 2022 Plan is 7,500,081 shares. No new awards have been or will be granted under the 2013 Plan from and after February 23, 2022. Any awards outstanding under the 2013 Plan will remain subject to and be paid under the 2013 Plan, and any shares subject to outstanding awards under the 2013 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2022 Plan.

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

As of December 31, 2022 , there were 7,498,653 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total stock-based compensation	$18,780	$20,941	$16,885

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2022, total unrecognized stock-based compensation related to all stock-based awards was $16.9 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	284,225	$15.58	1.6	$3,430
Granted	—	—	—	—
Exercised	(124,970)	$16.23	—	—
Forfeited	—	$—	—	—
Options outstanding at December 31, 2022	159,255	$15.08	0.9	$565
Options exercisable at December 31, 2022	159,255	$15.08	0.9	$565

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2022, 2021 and 2020 was $347,553 $2.4 million, and $1.0 million, respectively. There were no stock option awards granted during the years ended December 31, 2022, 2021 and 2020.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2021	3,345,091	$17.16	$92,492
Granted	1,574,137	$21.53	—
Vested	(1,069,732)	$14.60	—
Forfeited	(169,975)	$13.62	—
Nonvested RSUs at December 31, 2022	3,679,521	$19.93	$68,402

The total intrinsic value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $23.9 million, $13.7 million, and $15.8 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020 was $33.9 million, $29.3 million, and $27.2 million, respectively.
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

For the twelve months ended December 31, 2022, the Company granted an aggregate of 3,004 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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

For the twelve months ended December 31, 2021, the Company granted an aggregate of 12,049 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
As RSUs vest for employees, a portion of the shares awarded is generally withheld to cover employee tax withholdings. As a result, the number of RSUs vested and the number of shares of common stock issued will differ.

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$142,045	$130,700	$71,906
State	26,513	35,266	16,886
Total current taxes	168,558	165,966	88,792
Deferred:
Federal	8,812	(8,771)	(1,791)
State	13,433	(800)	4,169
Total deferred taxes	22,245	(9,571)	2,378
Total income tax expense	$190,803	$156,395	$91,170

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Taxes at the U.S. federal statutory rate	$162,371	$131,373	$78,396
State income taxes, net of federal tax impact	32,262	27,234	16,253
Non-deductible transaction costs	49	136	120
Change in valuation allowance	—	—	—
Federal energy credits	(5,487)	(5,429)	(5,810)
Other, net	1,608	3,081	2,211
Total income tax expense	$190,803	$156,395	$91,170
Effective income tax rate	24.7%	25.0%	24.4%

In August 2022, Congress enacted Public Law 117-169, sometimes referred to as the Inflation Reduction Act of 2022 (“IRA”). The IRA, among other things, extends the federal tax credit for building new energy-efficient homes for homes delivered through December 31, 2032. The criteria for homes qualifying for the credit shifted to a higher standard effective January 1, 2023. We are currently analyzing the impact of the increased requirements on our ability to qualify homes for the credit. In addition to the energy tax credit, other provisions of the IRA that are not expected to have a material impact on our financial statements include a 15% corporate minimum tax effective in 2024 for applicable corporations, and a nondeductible 1% excise tax on the net value of certain stock repurchases effected after December 31, 2022.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Impairment and other valuation reserves	$21,832	$30,756
Incentive compensation	9,923	10,512
Indirect costs capitalized	13,204	15,793
Operating lease liability	19,413	19,283
Net operating loss carryforwards (state)	1,629	12,218
State taxes	5,699	7,531
Other costs and expenses	12,524	11,341
Gross deferred tax assets	84,224	107,434
Valuation allowance	(3,413)	(3,406)
Deferred tax assets, net of valuation allowance	80,811	104,028
Deferred tax liabilities:
Interest capitalized	(5,340)	(7,148)
Basis difference in inventory	(5,523)	(5,735)
Fixed assets	(14,281)	(10,529)
Intangibles	(4,227)	(4,209)
Operating lease asset	(15,883)	(18,315)
Deferred financing costs	(507)	(586)
Other	(199)	(410)
Deferred tax liabilities	(45,960)	(46,932)
Net deferred tax assets	$34,851	$57,096
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
As of December 31, 2022, the Company had a state net operating loss carryforward of $20.2 million, which will expire between 2031 and 2035. As of December 31, 2022 and 2021, we had a valuation allowance on our deferred tax assets of $3.4 million. The valuation allowance as of December 31, 2022 and 2021 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2018 to 2021 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. During the year ended December 31, 2020, the gross unrecognized tax benefit of $0.5 million was fully reversed. We did not have any unrecognized tax benefits as of December 31, 2022 and 2021. The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company did not record any income tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2022, 2021 and 2020.

16.    Related Party Transactions
We had no related party transactions for the years ended December 31, 2022, 2021 or 2020.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(7,868)	$(10,616)	$2,675
Income taxes	$186,145	$144,508	$72,256
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$997	$935	$1,025
Amortization of deferred loan costs capitalized to real estate inventory	$3,709	$3,494	$3,600

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 21, 2023
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2023
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 21, 2023
Lawrence B. Burrows

/s/ Constance B. Moore	Director	February 21, 2023
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 21, 2023
Vicki D. McWilliams

/s/ R. Kent Grahl	Director	February 21, 2023
R. Kent Grahl