Form 10-Q
period 2023-03-31
Tri Pointe Homes, Inc.
filed 2023-04-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
100,098,269 shares of the registrant's common stock were issued and outstanding as of April 14, 2023.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$966,298	$889,664
Receivables	141,076	169,449
Real estate inventories	3,142,412	3,173,849
Investments in unconsolidated entities	134,071	129,837
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	34,851	34,851
Other assets	163,929	165,687
Total assets	$4,739,240	$4,719,940
Liabilities
Accounts payable	$57,544	$62,324
Accrued expenses and other liabilities	436,275	443,034
Loans payable	287,427	287,427
Senior notes, net	1,091,509	1,090,624
Total liabilities	1,872,755	1,883,409

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,172,227 and 101,017,708 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,002	1,010
Additional paid-in capital	—	3,685
Retained earnings	2,862,621	2,827,694
Total stockholders’ equity	2,863,623	2,832,389
Noncontrolling interests	2,862	4,142
Total equity	2,866,485	2,836,531
Total liabilities and equity	$4,739,240	$4,719,940

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Homebuilding:
Home sales revenue	$768,405	$725,251
Land and lot sales revenue	1,706	1,597
Other operations revenue	674	644
Total revenues	770,785	727,492
Cost of home sales	588,118	530,660
Cost of land and lot sales	1,443	475
Other operations expense	665	646
Sales and marketing	41,862	32,239
General and administrative	46,366	48,456
Homebuilding income from operations	92,331	115,016
Equity in income (loss) of unconsolidated entities	227	(55)
Other income, net	7,604	273
Homebuilding income before income taxes	100,162	115,234
Financial Services:
Revenues	8,876	8,752
Expenses	5,831	5,308
Equity in income of unconsolidated entities	—	46
Financial services income before income taxes	3,045	3,490
Income before income taxes	103,207	118,724
Provision for income taxes	(27,350)	(30,225)
Net income	75,857	88,499
Net income attributable to noncontrolling interests	(1,115)	(1,021)
Net income available to common stockholders	$74,742	$87,478
Earnings per share
Basic	$0.74	$0.82
Diluted	$0.73	$0.81
Weighted average shares outstanding
Basic	101,019,253	107,326,911
Diluted	101,706,438	108,197,485

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income		—	—	74,742	74,742	1,115	75,857
Shares issued under share-based awards	729,094	7	225	—	232	—	232
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,780)	—	(9,780)	—	(9,780)
Stock-based compensation expense	—	—	3,861	—	3,861	—	3,861
Share repurchases	(1,574,575)	(15)	(37,806)	—	(37,821)	—	(37,821)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,395)	(2,395)
Reclass the negative APIC to retained earnings	—	—	39,815	(39,815)	—	—	—
Balance at March 31, 2023	100,172,227	$1,002	$—	$2,862,621	$2,863,623	$2,862	$2,866,485

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	87,478	87,478	1,021	88,499
Shares issued under share-based awards	631,622	6	23	—	29	—	29
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,076)	—	(9,076)	—	(9,076)
Stock-based compensation expense	—	—	5,272	—	5,272	—	5,272
Share repurchases	(5,295,236)	(52)	(123,038)	—	(123,090)	—	(123,090)
Balance at March 31, 2022	104,980,860	$1,050	$—	$2,407,184	$2,408,234	$1,033	$2,409,267

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$75,857	$88,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,054	5,285
Equity in (income) loss of unconsolidated entities, net	(227)	9
Amortization of stock-based compensation	3,861	5,272
Charges for impairments and lot option abandonments	717	766
Returns on investments in unconsolidated entities, net	—	2,253
Changes in assets and liabilities:
Real estate inventories	31,965	(233,238)
Receivables	28,373	247
Other assets	(429)	(1,622)
Accounts payable	(4,780)	(8,839)
Accrued expenses and other liabilities	(6,752)	25,254
Net cash provided by (used in) operating activities	135,639	(116,114)
Cash flows from investing activities:
Purchases of property and equipment	(6,501)	(12,547)
Net investments in unconsolidated entities	(2,951)	(7,141)
Net cash used in investing activities	(9,452)	(19,688)
Cash flows from financing activities:
Repayment of debt	—	(504)
Distributions to noncontrolling interests	(2,395)	(382)
Proceeds from issuance of common stock under share-based awards	232	29
Tax withholding paid on behalf of employees for share-based awards	(9,780)	(9,076)
Share repurchases	(37,610)	(123,090)
Net cash used in financing activities	(49,553)	(133,023)
Net increase (decrease) in cash and cash equivalents	76,634	(268,825)
Cash and cash equivalents–beginning of period	889,664	681,528
Cash and cash equivalents–end of period	966,298	412,703

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of March 31, 2023 and December 31, 2022 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short-term liquid investments with a maturity date of less than three months from the date of acquisition, including U.S. Treasury bills and government money-mark funds with maturities of 90 days or less when purchased. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Other operations revenue
The majority of our homebuilding other operations revenue relates to a ground lease included in our West segment. We are responsible for making lease payments to the landowner, and we collect sublease payments from the owners of the buildings. This ground lease is accounted for in accordance with Accounting Standards Topic 842 (“ASC 842”), Leases. We do not recognize a material profit on this ground lease.
Financial services revenues
Tri Pointe Solutions is a reportable segment and is comprised of our Tri Pointe Connect mortgage financing operations, Tri Pointe Assurance title and escrow services operations, and Tri Pointe Advantage property and casualty insurance agency operations.
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. The joint venture acts as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. Due to our ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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

Recently Issued Accounting Standards Not Yet Adopted
No recent accounting pronouncements or changes in accounting pronouncements have been issued or adopted since those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that are of material significance, or have potential material significance, to the Company.

2.    Segment Information
We operate two principal businesses: homebuilding and financial services.
In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments within our homebuilding business, we have considered similar economic and other characteristics, including product types, average sales prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding reporting segments and, as such, our homebuilding segments are reported under the following hierarchy:
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
West	$480,941	$530,496
Central	166,140	137,097
East	123,704	59,899
Total homebuilding revenues	770,785	727,492
Financial services	8,876	8,752
Total	$779,661	$736,244

Income before income taxes
West	$72,911	$100,557
Central	13,939	12,951
East	13,312	1,726
Total homebuilding income before income taxes	100,162	115,234
Financial services	3,045	3,490
Total	$103,207	$118,724

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate inventories
West	$2,254,286	$2,258,606
Central	594,189	598,700
East	293,937	316,543
Total	$3,142,412	$3,173,849

Total assets(1)
West	$2,549,111	$2,552,121
Central	756,928	761,082
East	355,119	376,129
Corporate	1,036,791	978,748
Total homebuilding assets	4,697,949	4,668,080
Financial services	41,291	51,860
Total	$4,739,240	$4,719,940
__________
(1)    Total assets as of March 31, 2023 and December 31, 2022 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2023 and December 31, 2022 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income available to common stockholders	$74,742	$87,478
Denominator:
Basic weighted-average shares outstanding	101,019,253	107,326,911
Effect of dilutive shares:
Stock options and unvested restricted stock units	687,185	870,574
Diluted weighted-average shares outstanding	101,706,438	108,197,485
Earnings per share
Basic	$0.74	$0.82
Diluted	$0.73	$0.81
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,671,754	2,405,692

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Escrow proceeds and other accounts receivable, net	$84,709	$113,082
Warranty insurance receivable (Note 13)	56,367	56,367
Total receivables	$141,076	$169,449

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both March 31, 2023 and December 31, 2022.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Real estate inventories owned:
Homes completed or under construction	$1,191,754	$1,293,681
Land under development	1,335,789	1,279,394
Land held for future development	158,908	140,725
Model homes	240,333	231,157
Total real estate inventories owned	2,926,784	2,944,957
Real estate inventories not owned:
Land purchase and land option deposits	215,628	228,892
Total real estate inventories not owned	215,628	228,892
Total real estate inventories	$3,142,412	$3,173,849

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The increase in land held for future development as of March 31, 2023 compared to December 31, 2022 is attributable to two projects located in our West reporting segment that were transferred from land under development.

Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest incurred	$37,479	$28,553
Interest capitalized	(37,479)	(28,553)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$191,411	$173,563
Interest capitalized as a cost of inventory	37,479	28,553
Interest previously capitalized as a cost of inventory, included in cost of sales	(20,251)	(17,065)
Capitalized interest in ending inventory	$208,639	$185,051

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	717	766
Total	$717	$766

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

6.    Investments in Unconsolidated Entities
As of March 31, 2023, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and operating results of the entities we account for as equity-method investments are as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Cash	$22,575	$34,556
Receivables	36,298	30,893
Real estate inventories	451,417	458,121
Other assets	11,237	7,751
Total assets	$521,527	$531,321
Liabilities and equity
Accounts payable and other liabilities	$145,388	$149,172
Company’s equity	134,071	129,837
Outside interests’ equity	242,068	252,312
Total liabilities and equity	$521,527	$531,321

Results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales	$22,138	$5,323
Other operating expense	(21,653)	(5,444)
Other loss, net	(3)	—
Net income (loss)	$482	$(121)
Company’s equity in income (loss) of unconsolidated entities	$227	$(9)

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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2023			December 31, 2022
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$200,168	$1,055,531	N/A	$207,846	$1,129,369	N/A
Other land option agreements	15,460	170,658	N/A	21,046	210,964	N/A
Total	$215,628	$1,226,189	$—	$228,892	$1,340,333	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $14.3 million and $13.8 million as of March 31, 2023 and December 31, 2022, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of March 31, 2023, the accompanying consolidated balance sheets included the carrying value of the VIE’s assets of $6.4 million of cash and $5.1 million of other assets, $3.4 million of accrued expenses and other liabilities, and $2.9 million in noncontrolling interests.

8.    Goodwill and Other Intangible Assets
As of March 31, 2023 and December 31, 2022, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of March 31, 2023 and December 31, 2022, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$17,959	$20,471
Refundable fees and other deposits	7,107	5,226
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	6,155	6,515
Operating properties and equipment, net	66,880	67,430
Lease right-of-use assets	63,700	63,918
Other	936	935
Total	$163,929	$165,687

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related costs	$22,352	$60,682
Warranty reserves (Note 13)	101,527	104,375
Estimated cost for completion of real estate inventories	107,792	108,072
Customer deposits	43,439	42,027
Accrued income taxes payable	44,193	17,280
Accrued interest	23,972	9,351
Other tax liability	2,741	4,099
Lease liabilities	77,472	77,728
Other	12,787	19,420
Total	$436,275	$443,034

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(8,491)	(9,376)
Total	$1,091,509	$1,090,624

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
As of March 31, 2023, there were $7.2 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loan facility	$250,000	$250,000
Seller financed loans	37,427	37,427
Total	$287,427	$287,427
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
As of March 31, 2023, we had no outstanding debt under the Revolving Facility and there was $691.4 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2023, we had $250 million outstanding debt under the Term Facility with an interest rate of 4.55%. As of March 31, 2023, there were $6.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $346,000 and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023 and December 31, 2022, we had outstanding letters of credit of $58.6 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2023 and December 31, 2022, we had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2023, provided certain achievements are met. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum.
Interest Incurred
During the three months ended March 31, 2023 and 2022, the Company incurred interest of $37.5 million and $28.6 million, respectively, related to all debt during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Accrued interest related to all outstanding debt at March 31, 2023 and December 31, 2022 was $24.0 million and $9.4 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2023 and December 31, 2022.

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
A summary of assets and liabilities at March 31, 2023 and December 31, 2022, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2023		December 31, 2022
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,098,685	$1,041,250	$1,098,425	$1,040,750
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$37,427	$37,427	$37,427	$37,427
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $7.2 million and $7.8 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of the Senior Notes at March 31, 2023 and December 31, 2022 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2023 and December 31, 2022 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loan as of December 31, 2022 approximated book value due to the short term nature of these loans.

At March 31, 2023 and December 31, 2022, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the three months ended March 31, 2023 or the year ended December 31, 2022.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of March 31, 2023 and December 31, 2022, respectively.

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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $56.4 million as of both March 31, 2023 and December 31, 2022, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Warranty reserves, beginning of period	$104,375	$103,976
Warranty reserves accrued	5,902	4,721
Warranty expenditures	(8,750)	(5,663)
Warranty reserves, end of period	$101,527	$103,034

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2023 and December 31, 2022, the Company had outstanding surety bonds totaling $692.0 million and $710.8 million, respectively. As of March 31, 2023 and December 31, 2022, our estimated cost to complete obligations related to these surety bonds was $411.1 million and $443.7 million, respectively.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease Cost
Operating lease cost (included in SG&A expense)	$2,845	$2,499
Ground lease cost (included in other operations expense)	663	635
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(673)	(644)
Net lease cost	$2,835	$2,490

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,429	$3,381
Ground lease cash flows (included in operating cash flows)	$663	$663
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,927	$83

	March 31, 2023	December 31, 2022
Weighted-average discount rate:
Operating leases	4.7%	4.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.8	7.0
Ground leases	45.1	45.3

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2023	$6,973	$2,428
2024	9,106	3,237
2025	8,717	3,237
2026	7,633	3,237
2027	6,893	3,237
Thereafter	18,092	78,640
Total lease payments	$57,414	$94,016
Less: Interest	8,215	65,743
Present value of operating lease liabilities	$49,199	$28,273
 __________
(1)    Ground leases are fully subleased through 2041, representing $60.2 million of the $94.0 million future ground lease obligations.
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
As of March 31, 2023, there were 6,415,172 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Total stock-based compensation	$3,861	$5,272

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2023, total unrecognized stock-based compensation expense related to all stock-based awards was $32.4 million and the weighted average term over which the expense was expected to be recognized was 2.3 years.

Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	159,255	$15.08	0.9	$565
Granted	—	—	—	—
Exercised	(48,592)	$14.87	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2023	110,663	$15.17	0.9	$1,064
Options exercisable at March 31, 2023	110,663	$15.17	0.9	$1,064

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2022	3,679,521	$19.93	$68,402
Granted	1,209,608	$23.21	—
Vested	(1,133,424)	$19.18	—
Forfeited	(126,093)	$18.24	—
Nonvested RSUs at March 31, 2023	3,629,612	$21.28	$77,238

RSUs that vested, as reflected in the table above, during the three months ended March 31, 2023 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the three months ended March 31, 2023 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

On February 22, 2023, the Company granted an aggregate of 505,200 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 22, 2023 was measured using a price of $23.21 per share per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2023, the Company granted an aggregate of 704,408 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, Chief Human Resources Officer and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2023 to December 31, 2025. The fair value of these performance-based RSUs was measured using a price of $23.21, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
We had net deferred tax assets of $34.9 million as of both March 31, 2023 and December 31, 2022. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2023 and December 31, 2022. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $27.4 million and $30.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2023 and December 31, 2022. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2020 and 2021 tax years. The outcome of this examination is not yet determinable.

16.    Related Party Transactions
We had no related party transactions for the three months ended March 31, 2023 and 2022.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(15,866)	$(17,869)
Income taxes paid, net	$329	$—
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$259	$243
Amortization of deferred loan costs capitalized to real estate inventory	$986	$889

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
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of general economic conditions, including employment rates, housing starts, interest rate levels, home affordability, inflation, consumer sentiment, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such parcels;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•the successful execution of our internal performance plans, including restructuring and cost reduction initiatives;
•the prices and availability of supply chain inputs, including raw materials, labor and home components;
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
•the risk of loss from acts of war, terrorism, civil unrest or public health emergencies, including outbreaks of contagious disease, such as COVID-19;

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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
The housing market began showing signs of improvement in January 2023, following a reduction in demand for new home orders in the second half of 2022. Despite instability in the banking sector and treasury markets, mortgage rates decreased modestly during the first quarter of 2023 as compared to the fourth quarter of 2022, which positively impacted our sales pace. We continue to focus on key economic indicators that could impact the housing industry as the economy contends with the current inflationary cycle and the impact of higher interest rates resulting from the Federal Reserve’s series of aggressive federal funds rate hikes. We remain encouraged by the fundamental backdrop of housing due to, among other things, the lack of available supply, including due to less competition from the resale market, as existing homeowners are less motivated to sell and surrender their historically low interest rates. However, we recognize that the housing industry continues to navigate many uncertain macroeconomic factors and expect demand to remain potentially volatile. As such, we continue to focus on maintaining a strong balance sheet and ample liquidity. Further, as homebuyers further acclimate to the current higher interest rate environment, we continue to analyze price positioning and product offerings at our communities and look for opportunities to drive cost savings to produce more affordable price points for homebuyers. Notwithstanding these near-term challenges, due to the lack of available supply and favorable buyer demographics, we remain optimistic about the long-term outlook for housing.
Highlights of the quarter include 1,619 net new home orders at a monthly absorption rate of 4.0 orders per average selling community. We opened 18 new communities during the quarter, which helped us achieve a 22% increase in average selling communities compared to the prior-year period. We increased our home sales revenue to $768.4 million, as we delivered 1,065 new homes at an average sales price of $742,000. Our homebuilding gross margin percentage for the quarter was 23.5% and our sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue was 11.5%. These factors led to net income available to common stockholders of $74.7 million, or diluted earnings per share of $0.73. In addition, we ended the quarter with total liquidity of $1.7 billion, including cash and cash equivalents of $966.3 million and $691.4 million of availability under our Credit Facility. Further, our ratio of debt-to-capital at quarter end was an all-time low of 32.5%.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Homebuilding:
Home sales revenue	$768,405	$725,251
Land and lot sales revenue	1,706	1,597
Other operations revenue	674	644
Total revenues	770,785	727,492
Cost of home sales	588,118	530,660
Cost of land and lot sales	1,443	475
Other operations expense	665	646
Sales and marketing	41,862	32,239
General and administrative	46,366	48,456
Homebuilding income from operations	92,331	115,016
Equity in income (loss) of unconsolidated entities	227	(55)
Other income, net	7,604	273
Homebuilding income before income taxes	100,162	115,234
Financial Services:
Revenues	8,876	8,752
Expenses	5,831	5,308
Equity in income of unconsolidated entities	—	46
Financial services income before income taxes	3,045	3,490
Income before income taxes	103,207	118,724
Provision for income taxes	(27,350)	(30,225)
Net income	75,857	88,499
Net income attributable to noncontrolling interests	(1,115)	(1,021)
Net income available to common stockholders	$74,742	$87,478
Earnings per share
Basic	$0.74	$0.82
Diluted	$0.73	$0.81
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	954	78.2	4.1	1,109	64.3	5.7	(14)%	22%	(29)%
Central	355	39.8	3.0	546	30.5	6.0	(35)%	30%	(50)%
East	310	18.0	5.7	241	16.7	4.8	29%	8%	19%
Total	1,619	136.0	4.0	1,896	111.5	5.7	(15)%	22%	(30)%

Net new home orders for the three months ended March 31, 2023 decreased by 277, or 15%, to 1,619, compared to 1,896 during the prior-year period. The decrease in net new home orders was due to a 30% decrease in monthly absorption rates, offset by an 22% increase in average selling communities. Despite the negative year-over-year order comparison, demand improved significantly during the quarter compared to the preceding quarter ended December 31, 2022. While both net new home order volume and monthly absorption rates are down compared to the same prior-year period, current-year period absorption levels remained elevated compared to our typical historical first quarter levels prior to the pandemic.
Our West segment reported a 14% decrease in net new home orders due to a 29% decrease in monthly absorption rates offset by a 22% increase in average selling communities. The 22% increase in average selling communities was due to growth in a majority of our West markets, with the greatest impact coming from Southern California. Our Central segment reported a 35% decrease in net new home orders due to a 50% decrease in monthly absorption rates offset by a 30% increase in average selling communities. The 30% increase in average selling communities was due to growth in our Austin, Dallas-Fort Worth and Houston markets. Our East segment reported a 29% increase in net new home orders due to a 19% increase in monthly absorption rates, along with an 8% increase in average selling communities. Net new home order growth in our East segment was driven primarily by our Charlotte market, where orders increased to 200 for the current-year period compared to 94 in the prior-year period, an increase of 106 orders, or 113%. Growth in average selling communities in our East segment was due to accelerated operations in both Charlotte and Raleigh, where average selling communities for the current-year period increased by 3.0 in each of these markets compared to the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2023			As of March 31, 2022			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,200	$963,560	$803	2,380	$1,936,552	$814	(50)%	(50)%	(1)%
Central	433	271,897	628	1,103	672,420	610	(61)%	(60)%	3%
East	393	267,925	682	472	320,215	678	(17)%	(16)%	1%
Total	2,026	$1,503,382	$742	3,955	$2,929,187	$741	(49)%	(49)%	—%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 10% and 8% during the three months ended March 31, 2023 and 2022, respectively. Our cancellation rate for the current-year period increased slightly due largely to the impact of higher and more volatile interest rates during the current-year period compared to the prior-year period during which rates were significantly lower. The dollar value of backlog was $1.5 billion as of March 31, 2023 compared to $2.9 billion as of March 31, 2022. The decrease in dollar value of backlog was due to a decrease in backlog units of 1,929, or 49%, to 2,026 as of March 31, 2023, compared to 3,955 at March 31, 2022.
Backlog dollar value in our West segment decreased 50% due to a 50% decrease in backlog units and a 1% decrease in average sales price. The decrease in backlog units is largely due to the slower market conditions experienced in the second half of 2022 which led to a lower backlog balance leading into the current year. Backlog dollar value in our Central segment decreased by 60% due to a 61% decrease in backlog units, offset by a 3% increase in average sales price. The decrease in backlog units is due primarily to the slower demand we experienced during the second half of 2022 which led to lower backlog leading into the current year. Backlog dollar value in our East segment decreased by 16% due to a 17% decrease in backlog units offset by a 1% increase in average sales price. The decrease in backlog units is largely due to the slower market conditions that persisted through the second half of 2022.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	590	$478,733	$811	740	$528,255	$714	(20)%	(9)%	14%
Central	254	165,968	653	263	137,097	521	(3)%	21%	25%
East	221	123,704	560	96	59,899	624	130%	107%	(10)%
Total	1,065	$768,405	$722	1,099	$725,251	$660	(3)%	6%	9%

Home sales revenue increased $43.2 million to $768.4 million for the three months ended March 31, 2023 compared to the prior-year period. The increase was comprised of $65.6 million related to a $62,000 increase in average sales price of homes delivered in the three months ended March 31, 2023 compared to the prior-year period, offset by a $22.4 million decrease related to 34 fewer homes delivered during the three months ended March 31, 2023 compared to the prior-year period.
Home sales revenue in our West segment decreased 9% due to an 20% decrease in new homes delivered, offset by a 14% increase in average sales price during the current-year period. The decrease in new homes delivered was due a decrease in backlog units to start the current-year period compared to the prior-year period, partially offset by a large increase in backlog conversion rate. The decline in backlog units to start the current-year period was due largely to the impact of higher interest rates in that second half of 2022, which negatively impacted our net new home orders. The improvement we experienced in our backlog conversion rate was due to supply chain improvements and overall reductions in construction cycle times that had been disrupted due to the pandemic. The increase in average sales price was due to market and product mix factors as a higher percentage of homes delivered in our West segment were from markets and communities with higher average sales prices. Home sales revenue in our Central segment increased 21% due to a 25% increase in average sales price, offset by a 3% decrease in new homes delivered. The increase in average sales price is a reflection of the strong pricing power that existed through the first half of 2022 compared to the pricing levels that fueled deliveries that took place during the first quarter of 2022. The decrease in new homes delivered was due a decrease in backlog units to start the current-year period compared to the prior-year period. Similar to our West segment, this impact was offset some by a higher backlog conversion rate in the current-year period. Home sales revenue in our East segment increased by 107% due to a 130% increase in new homes delivered, offset by a 10% decrease in average sales price. The increase in new homes delivered was due to a higher backlog conversion rate during the current-year period compared to the prior-year period. All of the year-over-year delivery growth came from our newer Charlotte and Raleigh operations, where combined deliveries grew from 28 in the prior-year period to 175 during the current-year period. The decrease in average sales price was also due to our growth in the Carolinas, as housing prices tend to be generally lower in this market compared to our other markets in the East, which are located in the Washington D.C. area.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2023	%	2022	%
Home sales revenue	$768,405	100.0%	$725,251	100.0%
Cost of home sales	588,118	76.5%	530,660	73.2%
Homebuilding gross margin	180,287	23.5%	194,591	26.8%
Add: interest in cost of home sales	20,226	2.6%	17,065	2.4%
Add: impairments and lot option abandonments	717	0.1%	489	0.1%
Adjusted homebuilding gross margin(1)	$201,230	26.2%	$212,145	29.3%
Homebuilding gross margin percentage	23.5%		26.8%
Adjusted homebuilding gross margin percentage(1)	26.2%		29.3%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 23.5% for the three months ended March 31, 2023 compared to 26.8% for the prior-year period. The decrease in gross margin percentage was due largely to higher incentives utilized in the first quarter of 2023 compared to the prior-year period. Market conditions during the first quarter of 2022 were generally much stronger as higher interest rates had not yet impacted pricing or market sentiment. As our homes are generally delivered within seven to ten months from the time we enter into a sales contract, in the current environment—in which we are facing extended construction cycles compared to historical norms—the demand slowdown we experienced during the second half of 2022 has put some downward pressure on current-year gross margins, as a higher percentage of homes delivered have been impacted by higher incentives and/or price decreases. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.2% for the three months ended March 31, 2023 compared to 29.3% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$41,862	$32,239	5.4%	4.4%
General and administrative (G&A)	46,366	48,456	6.0%	6.7%
Total sales and marketing and G&A	$88,228	$80,695	11.5%	11.1%

Total SG&A expense as a percentage of home sales revenue increased to 11.5% for the three months ended March 31, 2023, compared to 11.1% in the prior-year period. Total SG&A expense increased $7.5 million to $88.2 million for the three months ended March 31, 2023 from $80.7 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.4% for the three months ended March 31, 2023, compared to 4.4% for the prior-year period. The increase was due primarily to higher broker commissions along with increased marketing and advertising expenses, all of which are a response to year-over-year decline in market conditions.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 6.0% of home sales revenue for the three months ended March 31, 2023 compared to 6.7% for the prior-year period. G&A expense decreased to $46.4 million for the three months ended March 31, 2023 compared to $48.5 million for the prior-year period, largely due to lower headcount and a reduction in professional services.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $37.5 million and $28.6 million for the three months ended March 31, 2023 and 2022, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended March 31, 2023 and 2022 was income of $7.6 million and $273,000, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances.

Income Tax
For the three months ended March 31, 2023, we recorded a tax provision of $27.4 million based on an effective tax rate of 26.5%. For the three months ended March 31, 2022, we recorded a tax provision of $30.2 million based on an effective tax rate of 25.5%. The decrease in provision for income taxes is due to a $15.5 million decrease in income before income taxes to $103.2 million for the three months ended March 31, 2023, compared to $118.7 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $3.0 million for the three months ended March 31, 2023 compared to $3.5 million for the prior-year period. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect was fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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

	March 31,		Increase (Decrease)
	2023	2022	Amount	%
Lots Owned
West	12,131	14,967	(2,836)	(19)%
Central	4,824	5,641	(817)	(14)%
East	1,304	1,709	(405)	(24)%
Total	18,259	22,317	(4,058)	(18)%
Lots Controlled(1)
West	4,036	6,902	(2,866)	(42)%
Central	6,432	7,947	(1,515)	(19)%
East	3,328	4,662	(1,334)	(29)%
Total	13,796	19,511	(5,715)	(29)%
Total Lots Owned or Controlled(1)	32,055	41,828	(9,773)	(23)%
__________
(1)As of March 31, 2023 and 2022, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of March 31, 2023 and 2022, lots controlled for Central include 3,210 and 3,317 lots, respectively, and East include 124 and 174 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2023 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2023, we had total liquidity of $1.7 billion, including cash and cash equivalents of $966.3 million and $691.4 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2023, we were in compliance with the covenants required by our Senior Notes.
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
As of March 31, 2023, we had no outstanding debt under the Revolving Facility and there was $691.4 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2023, we had $250 million of outstanding debt under the Term Facility with an interest rate of 4.55%. As of March 31, 2023, there were $6.2 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $346,000 and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023 and December 31, 2022, we had outstanding letters of credit of $58.6 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2023 and December 31, 2022, we had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2023, provided certain achievements are met. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2023	2023
Consolidated Tangible Net Worth	$2,699,326	$1,861,662
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	13.6%	≤60%
(Not to exceed 60%)
Interest Coverage Test	6.9	≥1.5
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
As of March 31, 2023, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 15, 2023, our board of directors approved a share repurchase program (the “2023 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2023, we repurchased and retired an aggregate of 1,574,575 shares of our common stock under the Repurchase Program for $37.6 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Loans Payable	$287,427	$287,427
Senior Notes	1,091,509	1,090,624
Total debt	1,378,936	1,378,051
Stockholders’ equity	2,863,623	2,832,389
Total capital	$4,242,559	$4,210,440
Ratio of debt-to-capital(1)	32.5%	32.7%

Total debt	$1,378,936	$1,378,051
Less: Cash and cash equivalents	(966,298)	(889,664)
Net debt	412,638	488,387
Stockholders’ equity	2,863,623	2,832,389
Net capital	$3,276,261	$3,320,776
Ratio of net debt-to-net capital(2)	12.6%	14.7%
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
Cash Flows—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:
•Net cash provided by (used in) in operating activities increased by $251.8 million to net cash provided of $135.6 million for the three months ended March 31, 2023 compared to net cash used by operating activities of $116.1 million for the prior-year period. The change was comprised primarily of a decrease in cash used for real estate inventory purchases of $265.2 million, offset by a mix of other offsetting changes in net income, other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $9.5 million for the three months ended March 31, 2023, compared to $19.7 million for the prior-year period. The decrease in net cash used in investing activities was due to a reduction in cash used related to both investments in unconsolidated entities and purchases of property and equipment.
•Net cash used in financing activities was $49.6 million for the three months ended March 31, 2023, compared to net cash used in financing activities of $133.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $37.6 million of cash used for share repurchases.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2023, we had $215.6 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.2 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, we held equity investments in twelve active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Inflation
Inflation in the United States remained elevated during the three months ended March 31, 2023, despite notable improvement from the prior-year peak levels. In 2022, inflation materially exceeded a target range generally deemed appropriate in the United States, and despite the improvements achieved since the Federal Reserve began increasing its benchmark rate, current levels remain elevated above the acceptable target. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
Seasonality
We have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry (including developments and volatility resulting from the war in Ukraine). In addition to the overall volume of orders and deliveries, our operating results in a given quarter are significantly affected by the number and characteristics of our active selling communities; timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average sales prices of the homes delivered during the quarter. Therefore, our operating results in any given quarter will fluctuate compared to prior periods based on these factors.
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2023. We did not enter into during the three months ended March 31, 2023, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2023.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2023, our board of directors approved the 2023 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2023, we repurchased and retired an aggregate of 1,574,575 shares of our common stock under the Repurchase Program for $37.6 million.
During the three months ended March 31, 2023, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2023 to January 31, 2023	—	$—	—	$250,000,000
February 1, 2023 to February 28, 2023	—	$—	—	$250,000,000
March 1, 2023 to March 31, 2023	1,574,575	$23.87	1,574,575	$212,420,984
Total	1,574,575	$23.87	1,574,575

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.3†	Form of Performance-Based Cash Award Agreement

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2023))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 27, 2023	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 27, 2023	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)