Form 10-Q
period 2023-06-30
Tri Pointe Homes, Inc.
filed 2023-07-27
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
98,994,458 shares of the registrant's common stock were issued and outstanding as of July 14, 2023.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$981,567	$889,664
Receivables	117,134	169,449
Real estate inventories	3,193,328	3,173,849
Investments in unconsolidated entities	139,959	129,837
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	34,850	34,851
Other assets	157,118	165,687
Total assets	$4,780,559	$4,719,940
Liabilities
Accounts payable	$78,386	$62,324
Accrued expenses and other liabilities	425,518	443,034
Loans payable	287,427	287,427
Senior notes, net	1,092,408	1,090,624
Total liabilities	1,883,739	1,883,409

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 99,094,458 and 101,017,708 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	991	1,010
Additional paid-in capital	—	3,685
Retained earnings	2,895,120	2,827,694
Total stockholders’ equity	2,896,111	2,832,389
Noncontrolling interests	709	4,142
Total equity	2,896,820	2,836,531
Total liabilities and equity	$4,780,559	$4,719,940

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding:
Home sales revenue	$819,077	$1,004,644	$1,587,482	$1,729,895
Land and lot sales revenue	7,086	114	8,792	1,711
Other operations revenue	796	703	1,470	1,347
Total revenues	826,959	1,005,461	1,597,744	1,732,953
Cost of home sales	651,999	731,352	1,240,117	1,262,012
Cost of land and lot sales	7,370	344	8,813	819
Other operations expense	782	704	1,447	1,350
Sales and marketing	43,241	38,523	85,103	70,762
General and administrative	54,224	56,829	100,590	105,285
Homebuilding income from operations	69,343	177,709	161,674	292,725
Equity in income of unconsolidated entities	42	143	269	88
Other income, net	11,093	116	18,697	389
Homebuilding income before income taxes	80,478	177,968	180,640	293,202
Financial Services:
Revenues	10,370	12,228	19,246	20,980
Expenses	7,405	6,322	13,236	11,630
Equity in income of unconsolidated entities	—	—	—	46
Financial services income before income taxes	2,965	5,906	6,010	9,396
Income before income taxes	83,443	183,874	186,650	302,598
Provision for income taxes	(21,472)	(45,936)	(48,822)	(76,161)
Net income	61,971	137,938	137,828	226,437
Net income attributable to noncontrolling interests	(1,247)	(1,555)	(2,362)	(2,576)
Net income available to common stockholders	$60,724	$136,383	$135,466	$223,861
Earnings per share
Basic	$0.61	$1.33	$1.35	$2.14
Diluted	$0.60	$1.33	$1.34	$2.12
Weighted average shares outstanding
Basic	99,598,933	102,164,377	100,305,168	104,731,388
Diluted	100,634,964	102,787,919	101,184,993	105,478,446

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	100,172,227	$1,002	$—	$2,862,621	$2,863,623	$2,862	$2,866,485
Net income		—	—	60,724	60,724	1,247	61,971
Shares issued under share-based awards	59,709	1	285	—	286	—	286
Tax withholding paid on behalf of employees for share-based awards	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	—	4,162	—	4,162	—	4,162
Share repurchases	(1,137,478)	(12)	(32,656)	—	(32,668)	—	(32,668)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,400)	(3,400)
Reclass the negative APIC to retained earnings	—	—	28,225	(28,225)	—	—	—
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	135,466	135,466	2,362	137,828
Shares issued under share-based awards	788,803	8	510	—	518	—	518
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,796)	—	(9,796)	—	(9,796)
Stock-based compensation expense	—	—	8,023	—	8,023	—	8,023
Share repurchases	(2,712,053)	(27)	(70,462)	—	(70,489)	—	(70,489)
Distributions to noncontrolling interests, net	—	—	—	—	—	(5,795)	(5,795)
Reclass the negative APIC to retained earnings	—	—	68,040	(68,040)	—	—	—
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	104,980,860	$1,050	$—	$2,407,184	$2,408,234	$896	$2,409,130
Net income	—	—	—	136,383	136,383	1,555	137,938
Shares issued under share-based awards	32,367	1	—	—	1	—	1
Tax withholding paid on behalf of employees for share-based awards	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	—	5,751	—	5,751	—	5,751
Share repurchases	(3,152,234)	(32)	(62,755)	—	(62,787)	—	(62,787)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,398)	(1,398)
Reclass the negative APIC to retained earnings	—	—	57,020	(57,020)	—	—	—
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	223,861	223,861	2,576	226,437
Shares issued under share-based awards	663,989	7	23	—	30	—	30
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,092)	—	(9,092)	—	(9,092)

Stock-based compensation expense		—	11,023		11,023		11,023
Share repurchases	(8,447,470)	(84)	(185,793)	—	(185,877)	—	(185,877)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,780)	(1,780)
Net effect of consolidations of VIE's	—	—	—	—	—	245	245
Reclass the negative APIC to retained earnings	—	—	92,762	(92,762)	—	—	—
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$137,828	$226,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,182	12,026
Equity in income of unconsolidated entities, net	(269)	(134)
Deferred income taxes, net	1	1
Amortization of stock-based compensation	8,023	11,023
Charges for impairments and lot option abandonments	12,478	1,897
Returns on investments in unconsolidated entities, net	—	2,253
Changes in assets and liabilities:
Real estate inventories	(29,452)	(435,219)
Receivables	52,315	(28,434)
Other assets	2,782	687
Accounts payable	16,062	28,088
Accrued expenses and other liabilities	(15,216)	13,544
Net cash provided by (used in) operating activities	197,734	(167,831)
Cash flows from investing activities:
Purchases of property and equipment	(12,445)	(28,620)
Net investments in unconsolidated entities	(8,343)	(15,322)
Net cash used in investing activities	(20,788)	(43,942)
Cash flows from financing activities:
Borrowings from debt	—	25,000
Repayment of debt	—	(25,504)
Debt issuance costs	—	(2,408)
Distributions to noncontrolling interests	(5,795)	(1,780)
Proceeds from issuance of common stock under share-based awards	518	30
Tax withholding paid on behalf of employees for share-based awards	(9,796)	(9,092)
Share repurchases	(69,970)	(185,877)
Net cash used in financing activities	(85,043)	(199,631)
Net increase (decrease) in cash and cash equivalents	91,903	(411,404)
Cash and cash equivalents–beginning of period	889,664	681,528
Cash and cash equivalents–end of period	$981,567	$270,124

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, and Washington, and the District of Columbia.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2023 and December 31, 2022 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
West	$525,796	$670,692	$1,006,737	$1,201,188
Central	198,490	214,402	364,630	351,499
East	102,673	120,367	226,377	180,266
Total homebuilding revenues	826,959	1,005,461	1,597,744	1,732,953
Financial services	10,370	12,228	19,246	20,980
Total	$837,329	$1,017,689	$1,616,990	$1,753,933

Income before income taxes
West	$52,496	$129,604	$125,407	$230,161
Central	17,903	33,896	31,842	46,847
East	10,079	14,468	23,391	16,194
Total homebuilding income before income taxes	80,478	177,968	180,640	293,202
Financial services	2,965	5,906	6,010	9,396
Total	$83,443	$183,874	$186,650	$302,598

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate inventories
West	$2,254,830	$2,258,606
Central	615,457	598,700
East	323,041	316,543
Total	$3,193,328	$3,173,849

Total assets(1)
West	$2,530,461	$2,552,121
Central	781,923	761,082
East	379,067	376,129
Corporate	1,050,694	978,748
Total homebuilding assets	4,742,145	4,668,080
Financial services	38,414	51,860
Total	$4,780,559	$4,719,940
__________
(1)    Total assets as of June 30, 2023 and December 31, 2022 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2023 and December 31, 2022 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$60,724	$136,383	$135,466	$223,861
Denominator:
Basic weighted-average shares outstanding	99,598,933	102,164,377	100,305,168	104,731,388
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,036,031	623,542	879,825	747,058
Diluted weighted-average shares outstanding	100,634,964	102,787,919	101,184,993	105,478,446
Earnings per share
Basic	$0.61	$1.33	$1.35	$2.14
Diluted	$0.60	$1.33	$1.34	$2.12
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,580,904	1,489,263	2,737,110	1,778,492

4.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Escrow proceeds and other accounts receivable, net	$64,962	$113,082
Warranty insurance receivable (Note 13)	52,172	56,367
Total receivables	$117,134	$169,449

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both June 30, 2023 and December 31, 2022.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Real estate inventories owned:
Homes completed or under construction	$1,381,344	$1,293,681
Land under development	1,198,798	1,279,394
Land held for future development	160,633	140,725
Model homes	262,558	231,157
Total real estate inventories owned	3,003,333	2,944,957
Real estate inventories not owned:
Land purchase and land option deposits	189,995	228,892
Total real estate inventories not owned	189,995	228,892
Total real estate inventories	$3,193,328	$3,173,849

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The increase in land held for future development as of June 30, 2023 compared to December 31, 2022 is attributable to two projects located in our West reporting segment that were transferred from land under development.

Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest incurred	$37,394	$28,789	$74,873	$57,342
Interest capitalized	(37,394)	(28,789)	(74,873)	(57,342)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$208,639	$185,051	$191,411	$173,563
Interest capitalized as a cost of inventory	37,394	28,789	74,873	57,342
Interest previously capitalized as a cost of inventory, included in cost of sales	(25,681)	(24,963)	(45,932)	(42,028)
Capitalized interest in ending inventory	$220,352	$188,877	$220,352	$188,877

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate inventory impairments	$11,500	$—	$11,500	$—
Land and lot option abandonments and pre-acquisition charges	261	1,131	978	1,897
Total	$11,761	$1,131	$12,478	$1,897

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. During the three and six months ended June 30, 2023, we recorded a real estate inventory impairment charge of $11.5 million related to one active community in the West Segment where the carrying value of the community exceeded the fair value based on a discounted cash flows analysis. The discount rate used to calculate fair value was 10%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with this community.
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

6.    Investments in Unconsolidated Entities
As of June 30, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Cash	$30,924	$34,556
Receivables	38,401	30,893
Real estate inventories	458,683	458,121
Other assets	14,563	7,751
Total assets	$542,571	$531,321
Liabilities and equity
Accounts payable and other liabilities	$131,651	$149,172
Company’s equity	139,959	129,837
Outside interests’ equity	270,961	252,312
Total liabilities and equity	$542,571	$531,321

Guarantees

The unconsolidated entities in which we hold an equity investment generally finance their activities with a combination of equity and secured project debt financing. We have, and in some cases our joint venture partner has, guaranteed portions of the loan obligations for some of the homebuilding partnerships or limited liability companies, which may include any or all of the following: (i) project completion; (ii) remargin obligations; and (iii) environmental indemnities.

In circumstances in which we have entered into joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guaranteed obligations. In the event our joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, or otherwise fails to satisfy its obligations thereunder, we may be responsible for more than our proportionate share of any obligations under such guarantees.

As of June 30, 2023 and December 31, 2022, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At June 30, 2023 and December 31, 2022, aggregate outstanding debt for unconsolidated entities, included in the “Accounts payable and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $121.1 million and $138.8 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$37,757	$17,399	$59,895	$22,722
Other operating expense	(37,286)	(17,335)	(58,939)	(22,779)
Other (loss) income, net	(3)	94	(6)	94
Net income	$468	$158	$950	$37
Company’s equity in income of unconsolidated entities	$42	$143	$269	$134

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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2023			December 31, 2022
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$174,086	$1,080,723	N/A	$207,846	$1,129,369	N/A
Other land option agreements	15,909	140,959	N/A	21,046	210,964	N/A
Total	$189,995	$1,221,682	$—	$228,892	$1,340,333	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $12.9 million and $13.8 million as of June 30, 2023 and December 31, 2022, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of June 30, 2023, the accompanying consolidated balance sheets included the carrying value of the VIE’s assets of $0.5 million of cash and $5.1 million of other assets, $3.7 million of accrued expenses and other liabilities, and $0.7 million in noncontrolling interests.

8.    Goodwill and Other Intangible Assets

As of June 30, 2023 and December 31, 2022, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of June 30, 2023 and December 31, 2022, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$12,709	$20,471
Refundable fees and other deposits	8,598	5,226
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	5,795	6,515
Operating properties and equipment, net	66,789	67,430
Lease right-of-use assets	61,099	63,918
Other	936	935
Total	$157,118	$165,687

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related costs	$34,312	$60,682
Warranty reserves (Note 13)	99,243	104,375
Estimated cost for completion of real estate inventories	86,972	108,072
Customer deposits	46,713	42,027
Accrued income taxes payable	59,060	17,280
Accrued interest	9,572	9,351
Other tax liability	1,665	4,099
Lease liabilities	75,472	77,728
Other	12,509	19,420
Total	$425,518	$443,034

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(7,592)	(9,376)
Total	$1,092,408	$1,090,624

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
As of June 30, 2023, there were $6.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loan facility	$250,000	$250,000
Seller financed loans	37,427	37,427
Total	$287,427	$287,427
On June 29, 2022, we entered into a Third Modification Agreement (the “Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019. The Credit Facility (as defined below), consists of a $750 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Modification, among other things, (i) increased the maximum amount of the “Revolving Facility” under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and the Term Facility under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2023, we had no outstanding debt under the Revolving Facility and there was $695.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2023, we had $250 million outstanding debt under the Term Facility with an interest rate of 6.15%. As of June 30, 2023, there were $5.8 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.7 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023 and December 31, 2022, we had outstanding letters of credit of $55.0 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2023 and December 31, 2022, we had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2023, provided certain achievements are met. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum.

Interest Incurred
During the three months ended June 30, 2023 and 2022, the Company incurred interest of $37.4 million and $28.8 million, respectively, related to all debt and land banking arrangements during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred interest of $74.9 million and $57.3 million, respectively, related to all debt and land banking arrangements during the period and amortization of deferred financing and Senior Note discount costs of $2.5 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. Accrued interest related to all outstanding debt at June 30, 2023 and December 31, 2022 was $9.6 million and $9.4 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2023 and December 31, 2022.

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
A summary of assets and liabilities at June 30, 2023 and December 31, 2022, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2023		December 31, 2022
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,098,948	$1,066,595	$1,098,425	$1,040,750
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$37,427	$37,427	$37,427	$37,427
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $6.5 million and $7.8 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of the Senior Notes at June 30, 2023 and December 31, 2022 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2023 and December 31, 2022 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loan as of June 30, 2023 and December 31, 2022 approximated book value due to the short term nature of these loans.

At June 30, 2023 and December 31, 2022, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$11,500	$39,970	$—	$—
__________
(1) Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented,
The impairment charge recorded during the six months ended June 30, 2023 related to one community in the West Segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of June 30, 2023 and December 31, 2022, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $52.2 million and $56.4 million as of June 30, 2023 and December 31, 2022, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty reserves, beginning of period	$101,527	$103,034	$104,375	$103,976
Warranty reserves accrued	6,284	6,880	12,186	11,601
Warranty expenditures	(8,568)	(6,460)	(17,318)	(12,123)
Warranty reserves, end of period	$99,243	$103,454	$99,243	$103,454

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2023 and December 31, 2022, the Company had outstanding surety bonds totaling $760.8 million and $710.8 million, respectively. As of June 30, 2023 and December 31, 2022, our estimated cost to complete obligations related to these surety bonds was $459.5 million and $443.7 million, respectively.
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Lease Cost
Operating lease cost (included in SG&A expense)	$2,408	$2,480	$5,253	$4,979
Ground lease cost (included in other operations expense)	783	702	1,446	1,327
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(795)	(692)	(1,468)	(1,346)
Net lease cost	$2,396	$2,490	$5,231	$4,960

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,443	$2,129	$4,872	$4,424
Ground lease cash flows (included in operating cash flows)	$664	$664	$1,327	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	$89	$1,309	$2,016	$1,392

	June 30, 2023	December 31, 2022
Weighted-average discount rate:
Operating leases	4.7%	4.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.7	7.0
Ground leases	44.8	45.3
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2023	$4,401	$1,619
2024	9,132	3,237
2025	8,742	3,237
2026	7,659	3,237
2027	6,917	3,237
Thereafter	18,247	78,640
Total lease payments	$55,098	$93,207
Less: Interest	7,817	65,016
Present value of operating lease liabilities	$47,281	$28,191
 __________
(1)    Ground leases are fully subleased through 2041, representing $59.4 million of the $93.2 million future ground lease obligations.
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
As of June 30, 2023, there were 6,438,533 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stock-based compensation	$4,162	$5,751	$8,023	$11,023

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2023, total unrecognized stock-based compensation expense related to all stock-based awards was $34.4 million and the weighted average term over which the expense was expected to be recognized was 1.8 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	159,255	$15.08	0.9	$565
Granted	—	—	—	—
Exercised	(68,592)	$14.70	—	—
Forfeited	—	$—	—	—
Options outstanding at June 30, 2023	90,663	$15.36	0.7	$1,561
Options exercisable at June 30, 2023	90,663	$15.36	0.7	$1,561

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2022	3,679,521	$19.93	$68,402
Granted	1,241,347	$23.33	—
Vested	(1,173,745)	$19.21	—
Forfeited	(220,851)	$19.23	—
Nonvested RSUs at June 30, 2023	3,526,272	$21.37	$75,339

RSUs that vested, as reflected in the table above, during the six months ended June 30, 2023 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the six months ended June 30, 2023 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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

On April 10, 2023, the Company granted an aggregate of 2,589 time-based RSUs to certain employees. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted on April 10, 2023 was measured using a price of $25.09 per share, which was the closing stock prices on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On May 1, 2023, the Company granted an aggregate of 29,150 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vest in their entirety on the day immediately prior to the Company’s 2024 annual meeting of stockholders. The fair value of each RSU granted on May 1, 2023 was measured using a price of $28.30 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $34.9 million as of both June 30, 2023 and December 31, 2022. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2023 and December 31, 2022. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $21.5 million and $45.9 million for the three months ended June 30, 2023 and 2022, respectively and $48.8 million and $76.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2023 and December 31, 2022. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2020 and 2021 tax years. The outcome of this examination is not yet determinable.

16.    Related Party Transactions
We had no related party transactions for the six months ended June 30, 2023 and 2022.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(2,724)	$(3,757)
Income taxes paid, net	$6,719	$94,321
Supplemental disclosures of noncash activities:
Amortization of senior note discount capitalized to real estate inventory	$523	$490
Amortization of deferred loan costs capitalized to real estate inventory	$1,980	$1,767

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
Overview and Outlook
The housing market demonstrated early signs of improvement in January 2023, and this positive trajectory continued throughout the second quarter despite challenges related to mortgage rates and affordability. As we have progressed through the year, the alignment of economic data with our sales data underscores the scarcity of resale supply as a significant driver of the current robust demand. Despite the potential persistence of higher mortgage rates and economic uncertainties, the limited supply of new and existing homes, coupled with favorable housing demographics, continues to support demand. Existing homeowners appear to be less willing to sell their homes due to their favorable locked-in rates compared to current levels, which has resulted in a scarcity of resale home supply. Combined with a substantial surge in home equity, the contraction of the resale market has helped restore a substantial degree of pricing power to our business, particularly as demand continues to outpace supply due to growing household formations. While we continue to monitor macroeconomic factors, such as a potential slowdown in the economy, job losses, and contraction of gross domestic product, our solid balance sheet and efforts to mitigate market exposure risk have enabled us to increase construction starts and capitalize on current market demand. Despite the near-term challenges, due to the imbalance of housing supply and demand and favorable buyer demographics, we maintain an optimistic outlook for the long-term prospects of the housing market.
Highlights of the quarter include 1,912 net new home orders at a monthly absorption rate of 4.5 orders per average selling community. During the quarter, we expanded our community count by opening 17 new communities, bringing our total to 145 and resulting in an 18% increase in our ending community count compared to the prior-year period. Our home sales revenue decreased to $819.1 million, as we delivered 1,173 new homes at an average sales price of $698,000. The decrease in our revenue and deliveries in the current-year period as compared to the prior-year period can be attributed to the decline in our backlog units leading into 2023. This decline was a direct result of the challenges we faced generating net new home orders during the latter half of 2022, primarily due to the significant rise in mortgage rates. Our homebuilding gross margin percentage for the quarter was 20.4% and our sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue was 11.9%. These factors led to net income available to common stockholders of $60.7 million, or diluted earnings per share of $0.60. In addition, we ended the quarter with total liquidity of $1.7 billion, including cash and cash equivalents of $981.6 million and $695.0 million of availability under our Credit Facility, as described below. Further, our ratio of debt-to-capital of 32.3% as of the end of the quarter was yet another all-time low for us. We believe our strong balance sheet and favorable outlook for earnings and cash flow generation will continue to support our organic expansion and/or mergers and acquisitions opportunities.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding:
Home sales revenue	$819,077	$1,004,644	$1,587,482	$1,729,895
Land and lot sales revenue	7,086	114	8,792	1,711
Other operations revenue	796	703	1,470	1,347
Total revenues	826,959	1,005,461	1,597,744	1,732,953
Cost of home sales	651,999	731,352	1,240,117	1,262,012
Cost of land and lot sales	7,370	344	8,813	819
Other operations expense	782	704	1,447	1,350
Sales and marketing	43,241	38,523	85,103	70,762
General and administrative	54,224	56,829	100,590	105,285
Homebuilding income from operations	69,343	177,709	161,674	292,725
Equity in income of unconsolidated entities	42	143	269	88
Other income, net	11,093	116	18,697	389
Homebuilding income before income taxes	80,478	177,968	180,640	293,202
Financial Services:
Revenues	10,370	12,228	19,246	20,980
Expenses	7,405	6,322	13,236	11,630
Equity in income of unconsolidated entities	—	—	—	46
Financial services income before income taxes	2,965	5,906	6,010	9,396
Income before income taxes	83,443	183,874	186,650	302,598
Provision for income taxes	(21,472)	(45,936)	(48,822)	(76,161)
Net income	61,971	137,938	137,828	226,437
Net income attributable to noncontrolling interests	(1,247)	(1,555)	(2,362)	(2,576)
Net income available to common stockholders	$60,724	$136,383	$135,466	$223,861
Earnings per share
Basic	$0.61	$1.33	$1.35	$2.14
Diluted	$0.60	$1.33	$1.34	$2.12
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,151	76.7	5.0	933	72.5	4.3	23%	6%	17%
Central	532	45.8	3.9	187	30.0	2.1	184%	53%	86%
East	229	17.8	4.3	236	19.3	4.1	(3)%	(8)%	5%
Total	1,912	140.3	4.5	1,356	121.8	3.7	41%	15%	22%

Net new home orders for the three months ended June 30, 2023 increased by 556, or 41%, to 1,912, compared to 1,356 during the prior-year period. The increase in net new home orders was due to a 22% increase in monthly absorption rates, and a 15% increase in average selling communities. The current-year period witnessed strong demand, with the resale market showing limited activity. This favorable condition not only increased the market share of homebuilders but also led to absorption rates surpassing our historical norms. Conversely, the prior-year period was impacted by increasing mortgage interest rates, which were initially absorbed by the market in June 2022 during a period of exceptionally high inflation metrics. Furthermore, our increase in average selling communities played a significant role in driving increased orders in the current year.
Our West segment reported a 23% increase in net new home orders due to a 17% increase in monthly absorption rates and a 6% increase in average selling communities. The 6% increase in average selling communities was due to growth in our Bay Area, Orange County-Los Angeles, Las Vegas and Washington markets. Our Central segment reported a 184% increase in net new home orders due to an 86% increase in monthly absorption rates and a 53% increase in average selling communities. The 53% increase in average selling communities was due to growth in our Austin, Dallas-Fort Worth and Houston markets. Our East segment reported a 3% decrease in net new home orders due to an 8% decrease in average selling communities offset by a 5% increase in monthly absorption rates. Our average selling community decrease was primarily due to our DC Metro market, where we have closed out of five communities since the prior-year period.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2023			As of June 30, 2022			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,676	$1,259,191	$751	2,396	$2,055,255	$858	(30)%	(39)%	(12)%
Central	638	365,827	573	896	587,260	655	(29)%	(38)%	(13)%
East	451	297,877	660	534	338,740	634	(16)%	(12)%	4%
Total	2,765	$1,922,895	$695	3,826	$2,981,255	$779	(28)%	(36)%	(11)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 8% and 16% during the three months ended June 30, 2023 and 2022, respectively. Our cancellation rate has returned to a level below our historical norms, which can be attributed largely to the surge in demand resulting from a shortage of supply in the housing market. The dollar value of backlog was $1.9 billion as of June 30, 2023 compared to $3.0 billion as of June 30, 2022. The decrease in dollar value of backlog was due primarily to a decrease in backlog units of 1,061, or 28%, to 2,765 as of June 30, 2023, compared to 3,826 at June 30, 2022. This change was primarily the result of a significant slowdown in order activity during the back half of 2022 which left our backlog unit balance significantly depleted at the beginning of the current-year period compared to the same prior-year period. The average sales price in backlog decreased 11% to $695,000 as of June 30, 2023, compared to $779,000 at June 30, 2022. This decline in average sales price further contributed to the decrease in backlog dollar value, and can be attributed to a combination of factors, including variations in the geographical market mix and a weaker pricing environment as the housing market adjusted to higher mortgage rates.
Backlog dollar value in our West segment decreased 39% due to a 30% decrease in backlog units and a 12% decrease in average sales price. The decrease in backlog units is largely due to the slower market conditions experienced in the second half of 2022 which led to a lower backlog balance leading into the current-year period. Backlog dollar value in our Central segment decreased by 38% due to a 29% decrease in backlog units and a 13% decrease in average sales price. The decrease in backlog units is due primarily to the slower demand we experienced during the second half of 2022 which led to lower backlog leading into the current-year period. Backlog dollar value in our East segment decreased by 12% due to a 16% decrease in backlog units offset by a 4% increase in average sales price. The decrease in backlog units is largely due to the slower market conditions that persisted through the second half of 2022.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	675	$524,926	$778	917	$669,875	$731	(26)%	(22)%	6%
Central	327	191,477	586	394	214,402	544	(17)%	(11)%	8%
East	171	102,674	600	174	120,367	692	(2)%	(15)%	(13)%
Total	1,173	$819,077	$698	1,485	$1,004,644	$677	(21)%	(18)%	3%

Home sales revenue decreased $185.6 million to $819.1 million for the three months ended June 30, 2023 compared to the prior-year period. The decrease was comprised of $211.1 million related to a 312-unit decrease in new homes delivered in the three months ended June 30, 2023, offset by a $25.5 million increase related to a $21,000 increase in average sales price for the three months ended June 30, 2023. Despite experiencing a 49% decline in backlog units at the beginning of the current-year period compared to the prior year, we have effectively mitigated some of the impact of the lower backlog by successfully selling and closing speculative homes throughout the current-year period. Additionally, we have observed notable improvements in cycle times, enabling us to deliver homes at a faster pace than the previous year, during which supply chains faced more significant challenges. The reduction in backlog units at the start of the current-year period can be primarily attributed to the influence of higher interest rates during the second half of 2022, which had a negative impact on our net new home orders and depleted our backlog leading into the current year.
Home sales revenue in our West segment decreased 22% due to a 26% decrease in new homes delivered, offset by a 6% increase in average sales price during the current-year period. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period, partially offset by a large increase in backlog conversion rate as well as a large increase in spec homes sold and closed during the current-year period. The improvement we experienced in our backlog conversion rate was due to supply chain improvements and overall reductions in construction cycle times that had been disrupted due to the pandemic. The increase in average sales price was due to market and product mix factors, as a larger percentage of homes delivered in our West segment were from markets and communities with higher average sales prices. Home sales revenue in our Central segment decreased 11% due to a 17% decrease in new homes delivered, offset by an 8% increase in average sales price. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period. Similar to our West segment, this impact was offset some by a higher backlog conversion rate in the current-year period, as well as more spec homes sold and closed within the current-year period. Home sales revenue in our East segment decreased by 15% due to a 13% decrease in average sales price and a 2% decrease in new homes delivered. Although each division within our East segment saw an increase in average sales price, the distribution of deliveries was skewed towards the relatively lower-priced markets of Charlotte and Raleigh. This shift in the market mix contributed to the overall decrease in average sales price and subsequently impacted the segment’s revenue.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2023	%	2022	%
Home sales revenue	$819,077	100.0%	$1,004,644	100.0%
Cost of home sales	651,999	79.6%	731,352	72.8%
Homebuilding gross margin	167,078	20.4%	273,292	27.2%
Add: interest in cost of home sales	25,366	3.1%	24,963	2.5%
Add: impairments and lot option abandonments	11,761	1.4%	972	0.1%
Adjusted homebuilding gross margin(1)	$204,205	24.9%	$299,227	29.8%
Homebuilding gross margin percentage	20.4%		27.2%
Adjusted homebuilding gross margin percentage(1)	24.9%		29.8%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 20.4% for the three months ended June 30, 2023 compared to 27.2% for the prior-year period. The decline in gross margin percentage was primarily attributed to the increased utilization of incentives in response to higher interest rates and diminished affordability, compared to the prior-year period when deliveries were comprised of homes sold before interest rates and affordability became more challenging. Additionally, our current-year period performance was impacted by an impairment charge of $11.5 million related to a single community in the Bay Area of California, as well as a market mix that included more deliveries from lower-priced markets with lower gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.9% for the three months ended June 30, 2023 compared to 29.8% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$43,241	$38,523	5.3%	3.8%
General and administrative (G&A)	54,224	56,829	6.6%	5.7%
Total sales and marketing and G&A	$97,465	$95,352	11.9%	9.5%

Total SG&A expense as a percentage of home sales revenue increased to 11.9% for the three months ended June 30, 2023, compared to 9.5% in the prior-year period. Total SG&A expense increased $2.1 million to $97.5 million for the three months ended June 30, 2023 from $95.4 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.3% for the three months ended June 30, 2023, compared to 3.8% for the prior-year period. The increase can be primarily attributed to higher broker commissions and increased marketing and advertising expenses, all of which are a direct response to the shift in year-over-year market conditions. Additionally, the reduced leverage on our fixed components of sales and marketing expenses, which is directly linked to the lower home sales revenue in the current-year period, further contributes to this change.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 6.6% of home sales revenue for the three months ended June 30, 2023 compared to 5.7% for the prior-year period. This increase was due primarily to lower leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense increased to $54.2 million for the three months ended June 30, 2023 compared to $56.8 million for the prior-year period, largely driven by an increase in wage-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $37.4 million and $28.8 million for the three months ended June 30, 2023 and 2022, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended June 30, 2023 and 2022 was income of $11.1 million and $116,000, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances, which have been significantly higher in the current-year period compared to the prior-year period.

Income Tax
For the three months ended June 30, 2023, we recorded a tax provision of $21.5 million based on an effective tax rate of 25.7%. For the three months ended June 30, 2022, we recorded a tax provision of $45.9 million based on an effective tax rate of 25.0%. The decrease in provision for income taxes is due to a $100.4 million decrease in income before income taxes to $83.4 million for the three months ended June 30, 2023, compared to $183.9 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $3.0 million for the three months ended June 30, 2023 compared to $5.9 million for the prior-year period. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect was fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,105	78.0	4.5	2,042	68.7	5.0	3%	14%	(10)%
Central	887	42.5	3.5	733	30.1	4.1	21%	41%	(15)%
East	539	17.9	5.0	477	17.9	4.4	13%	—%	14%
Total	3,531	138.4	4.3	3,252	116.7	4.6	9%	19%	(7)%

Net new home orders for the six months ended June 30, 2023 increased by 279, or 9%, to 3,531, compared to 3,252 during the prior-year period. The increase in net new home orders was due to a 19% increase in average selling communities, offset by a 7% decrease in monthly absorption rates. The increase in average selling communities is a reflection of our organic growth initiatives, as we opened 35 new communities during the six-month period ended June 30, 2023. The decrease in monthly absorption rates was largely due to the strength we experienced during the first quarter of 2022, before rising mortgage interest rates and inflationary concerns significantly impacted the economy at large, and for which we recorded an all-time company best absorption rate of 5.7. Although monthly absorption rates have declined, our absorption levels in the current-year period remain elevated compared to our typical pre-pandemic, historical levels for the first half of a year, which demonstrates the strong demand we are experiencing across our markets.
Our West segment reported a 3% increase in net new home orders due to a 14% increase in average selling communities offset by a 10% decrease in monthly absorption rates. The increase in average selling communities was due to growth in our Bay Area, Inland Empire, Orange County-Los Angeles and Washington markets. Our Central segment reported a 21% increase in net new home orders due to a 41% increase in average selling communities offset by a 15% decrease in monthly absorption rates. The increase in average selling communities was due to growth in Texas, as we grew our community presence in our Austin, Dallas-Fort Worth and Houston markets. Our East segment reported a 13% increase in net new home orders due to a 14% increase in monthly absorption rates. Our Charlotte and Raleigh markets experienced net new home order increases of 106 and 37 units, respectively, compared to the prior-year period. The number of average selling communities remained stable in our East segment, with accelerated operations in both Charlotte and Raleigh, where average selling communities increased by 2.1 and 2.3, respectively. However, this was offset by a 4.4 decrease in average selling communities in our DC Metro market.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,265	$1,003,659	$793	1,657	$1,198,130	$723	(24)%	(16)%	10%
Central	581	357,445	615	657	351,499	535	(12)%	2%	15%
East	392	226,378	577	270	180,266	668	45%	26%	(14)%
Total	2,238	$1,587,482	$709	2,584	$1,729,895	$669	(13)%	(8)%	6%

Home sales revenue decreased $142.4 million to $1.6 billion for the six months ended June 30, 2023 compared to the prior-year period. The decrease was comprised of $231.6 million related to 346 fewer homes delivered during the six months ended June 30, 2023 compared to the prior-year period, offset by an increase of $89.2 million related to a $40,000 increase in average sales price of homes delivered during the six months ended June 30, 2023 compared to the prior-year period. The decline in the number of homes delivered was due to a lower backlog entering the current year. The increase in the average sales price was due to product and community mix, as well as the resiliency of pricing despite higher mortgage interest rates.
Home sales revenue in our West segment decreased 16% due to a 24% decrease in new homes delivered, offset by a 10% increase in average sales price during the current-year period. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period, partially offset by a large increase in backlog conversion rate. The decline in backlog units to start the current-year period was due largely to the impact of higher interest rates in the second half of 2022, which negatively impacted our net new home orders. The improvement we experienced in our backlog conversion rate was due to supply chain improvements and overall reductions in construction cycle times that had been disrupted due to the pandemic. The increase in average sales price was due to market and product mix factors, as a higher percentage of homes delivered in our West segment were from markets and communities with higher average sales prices. Home sales revenue in our Central segment increased 2% due to a 15% increase in average sales price, offset by a 12% decrease in new homes delivered. The increase in average sales price is a reflection of the strong pricing power that existed through the first half of 2022 compared to the pricing levels that fueled deliveries that took place during the first half of 2022. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period. Similar to our West segment, this impact was offset some by a higher backlog conversion rate in the current-year period. Home sales revenue in our East segment increased by 26% due to a 45% increase in new homes delivered, offset by a 14% decrease in average sales price. The increase in new homes delivered was due to a higher backlog conversion rate during the current-year period compared to the prior-year period. All of the year-over-year delivery growth came from our newer Charlotte and Raleigh operations, where combined deliveries grew from 72 in the prior-year period to 317 during the current-year period. The decrease in average sales price was also due to our growth in the Carolinas, as housing prices tend to be generally lower in this market compared to our other markets in the East, which are located in the Washington D.C. area.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2023	%	2022	%
Home sales revenue	$1,587,482	100.0%	$1,729,895	100.0%
Cost of home sales	1,240,117	78.1%	1,262,012	73.0%
Homebuilding gross margin	347,365	21.9%	467,883	27.0%
Add: interest in cost of home sales	45,592	2.9%	42,028	2.4%
Add: impairments and lot option abandonments	12,478	0.8%	1,461	0.1%
Adjusted homebuilding gross margin(1)	$405,435	25.5%	$511,372	29.6%
Homebuilding gross margin percentage	21.9%		27.0%
Adjusted homebuilding gross margin percentage(1)	25.5%		29.6%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 21.9% for the six months ended June 30, 2023 compared to 27.0% for the prior-year period. The decrease in gross margin percentage was due largely to higher incentives utilized in the current-year period compared to the prior-year period, as current-year period deliveries were largely impacted by the higher interest rate environment that emerged during June 2022. As our homes are generally delivered within seven to ten months from the time we enter into a sales contract, the demand slowdown we experienced during the second half of 2022 put downward pressure on current-year period gross margins, as a much higher percentage of homes delivered during such period were impacted by higher incentives and/or price decreases. Additionally, our current-year performance was impacted by an impairment charge of $11.5 million related to a single community in the Bay Area of California, as well as a market mix that included more deliveries from lower-priced markets with lower gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.5% for the six months ended June 30, 2023 compared to 29.6% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$85,103	$70,762	5.4%	4.1%
General and administrative (G&A)	100,590	105,285	6.3%	6.1%
Total sales and marketing and G&A	$185,693	$176,047	11.7%	10.2%

Total SG&A expense as a percentage of home sales revenue increased to 11.7% for the six months ended June 30, 2023, compared to 10.2% in the prior-year period. Total SG&A expense increased $9.6 million to $185.7 million for the six months ended June 30, 2023 from $176.0 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.4% for the six months ended June 30, 2023, compared to 4.1% for the prior-year period. The increase was primarily due to higher broker commissions and increased marketing and advertising expenses, which were driven by weaker market conditions and community count growth.
G&A expense as a percentage of home sales revenue increased to 6.3% of home sales revenue for the six months ended June 30, 2023 compared to 6.1% for the prior-year period. G&A expense decreased in absolute terms to $100.6 million for the six months ended June 30, 2023 compared to $105.3 million for the prior-year period, largely due to a reduction in long-term incentive compensation. We also realized cost reductions associated with lower headcount and a reduction in professional services.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $74.9 million and $57.3 million for the six months ended June 30, 2023 and 2022, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the six months ended June 30, 2023 and 2022 was income of $18.7 million and $389,000, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances, which have been significantly higher in the current-year period compared to the same prior-year period.

Income Tax
For the six months ended June 30, 2023, we recorded a tax provision of $48.8 million based on an effective tax rate of 26.2%. For the six months ended June 30, 2022, we recorded a tax provision of $76.2 million based on an effective tax rate of 25.2%. The decrease in provision for income taxes is due to a $115.9 million decrease in income before income taxes to $186.7 million for the three months ended June 30, 2023, compared to $302.6 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $6.0 million for the six months ended June 30, 2023 compared to $9.4 million for the prior-year period. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect was fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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

	June 30,		Increase (Decrease)
	2023	2022	Amount	%
Lots Owned
West	12,095	14,485	(2,390)	(16)%
Central	4,931	5,413	(482)	(9)%
East	1,352	1,681	(329)	(20)%
Total	18,378	21,579	(3,201)	(15)%
Lots Controlled(1)
West	4,289	5,626	(1,337)	(24)%
Central	6,769	7,953	(1,184)	(15)%
East	3,398	3,924	(526)	(13)%
Total	14,456	17,503	(3,047)	(17)%
Total Lots Owned or Controlled(1)	32,834	39,082	(6,248)	(16)%
__________
(1)As of June 30, 2023 and 2022, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2023 and 2022, lots controlled for Central include 3,685 and 3,447 lots, respectively, and East include 93 and 157 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2023 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2023, we had total liquidity of $1.7 billion, including cash and cash equivalents of $981.6 million and $695.0 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2023, we were in compliance with the covenants required by our Senior Notes.
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
As of June 30, 2023, we had no outstanding debt under the Revolving Facility and there was $695.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2023, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.15%. As of June 30, 2023, there were $5.8 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $1,659,000 and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023 and December 31, 2022, we had outstanding letters of credit of $55.0 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2023 and December 31, 2022, we had $37.4 million outstanding related to one seller-financed loan to acquire lots for the construction of homes. Principal on this loan is expected to mature in 2023, provided certain achievements are met. The seller-financed loan accrues interest at an imputed interest rate of 4.50% per annum.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2023	2023
Consolidated Tangible Net Worth	$2,735,811	$1,892,024
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	13.1%	≤60%
(Not to exceed 60%)
Interest Coverage Test	5.8	≥1.5
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
As of June 30, 2023, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 15, 2023, our board of directors approved a share repurchase program (the “2023 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2023, we repurchased and retired an aggregate of 1,137,478 shares of our common stock under the Repurchase Program for $32.3 million. For the six months ended June 30, 2023, we repurchased and retired an aggregate of 2,712,053 shares of our common stock under the Repurchase Program for a total of $69.9 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Loans Payable	$287,427	$287,427
Senior Notes	1,092,408	1,090,624
Total debt	1,379,835	1,378,051
Stockholders’ equity	2,896,111	2,832,389
Total capital	$4,275,946	$4,210,440
Ratio of debt-to-capital(1)	32.3%	32.7%

Total debt	$1,379,835	$1,378,051
Less: Cash and cash equivalents	(981,567)	(889,664)
Net debt	398,268	488,387
Stockholders’ equity	2,896,111	2,832,389
Net capital	$3,294,379	$3,320,776
Ratio of net debt-to-net capital(2)	12.1%	14.7%
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
Cash Flows—Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:
•Net cash provided by (used in) in operating activities increased by $365.6 million to net cash provided of $197.7 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $167.8 million for the prior-year period. The change was comprised primarily of a decrease in cash used for real estate inventory purchases of $405.8 million, offset by a mix of other offsetting changes in net income, other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $20.8 million for the six months ended June 30, 2023, compared to $43.9 million for the prior-year period. The decrease in net cash used in investing activities was due to a reduction in cash used related to both investments in unconsolidated entities and purchases of property and equipment.
•Net cash used in financing activities was $85.0 million for the six months ended June 30, 2023, compared to net cash used in financing activities of $199.6 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $70.0 million of cash used for share repurchases, compared to $185.9 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2023, we had $190.0 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.2 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Inflation
Inflation in the United States remained elevated during the three months ended June 30, 2023, despite notable improvement from the prior-year peak levels. In 2022, inflation materially exceeded a target range generally deemed appropriate in the United States, and despite the improvements achieved since the Federal Reserve began increasing its benchmark rate, current levels remain elevated above the acceptable target. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2023. We did not enter into during the six months ended June 30, 2023, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2023.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2023, our board of directors approved the 2023 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2023, we repurchased and retired an aggregate of 1,137,478 shares of our common stock under the Repurchase Program for $32.3 million. For the six months ended June 30, 2023, we repurchased and retired an aggregate of 2,712,053 shares of our common stock under the Repurchase Program for a total of $69.9 million.
During the three months ended June 30, 2023, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2023 to April 30, 2023	103,058	$24.91	103,058	$209,854,061
May 1, 2023 to May 31, 2023	697,568	$28.48	697,568	$189,985,500
June 1, 2023 to June 30, 2023	336,852	$29.39	336,852	$180,084,527
Total	1,137,478	$28.43	1,137,478

Item 5.    Other Information
(c)     During the quarter ended June 30, 2023, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 7, 2015))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (filed January 21, 2021))

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 27, 2016))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2023))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: July 27, 2023	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 27, 2023	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)