Form 10-Q
period 2023-09-30
Tri Pointe Homes, Inc.
filed 2023-10-26
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
97,052,155 shares of the registrant's common stock were issued and outstanding as of October 17, 2023.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$849,039	$889,664
Receivables	119,406	169,449
Real estate inventories	3,412,797	3,173,849
Investments in unconsolidated entities	139,384	129,837
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	34,850	34,851
Other assets	158,152	165,687
Total assets	$4,870,231	$4,719,940
Liabilities
Accounts payable	$55,231	$62,324
Accrued expenses and other liabilities	509,189	443,034
Loans payable	288,337	287,427
Senior notes, net	1,093,321	1,090,624
Total liabilities	1,946,078	1,883,409

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 97,341,774 and 101,017,708 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	973	1,010
Additional paid-in capital	—	3,685
Retained earnings	2,922,424	2,827,694
Total stockholders’ equity	2,923,397	2,832,389
Noncontrolling interests	756	4,142
Total equity	2,924,153	2,836,531
Total liabilities and equity	$4,870,231	$4,719,940

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding:
Home sales revenue	$825,295	$1,057,491	$2,412,777	$2,787,386
Land and lot sales revenue	1,714	2,626	10,506	4,337
Other operations revenue	749	674	2,219	2,021
Total revenues	827,758	1,060,791	2,425,502	2,793,744
Cost of home sales	641,074	771,148	1,881,191	2,033,160
Cost of land and lot sales	1,474	1,256	10,287	2,075
Other operations expense	724	670	2,171	2,020
Sales and marketing	42,874	41,950	127,977	112,712
General and administrative	58,359	54,786	158,949	160,071
Homebuilding income from operations	83,253	190,981	244,927	483,706
Equity in income (loss) of unconsolidated entities	3	(122)	272	(34)
Other income, net	11,664	463	30,361	852
Homebuilding income before income taxes	94,920	191,322	275,560	484,524
Financial Services:
Revenues	10,758	11,005	30,004	31,985
Expenses	6,127	5,827	19,363	17,457
Equity in income of unconsolidated entities	—	—	—	46
Financial services income before income taxes	4,631	5,178	10,641	14,574
Income before income taxes	99,551	196,500	286,201	499,098
Provision for income taxes	(22,942)	(45,923)	(71,764)	(122,084)
Net income	76,609	150,577	214,437	377,014
Net income attributable to noncontrolling interests	(1,207)	(1,351)	(3,569)	(3,927)
Net income available to common stockholders	$75,402	$149,226	$210,868	$373,087
Earnings per share
Basic	$0.77	$1.47	$2.12	$3.60
Diluted	$0.76	$1.45	$2.10	$3.57
Weighted average shares outstanding
Basic	98,018,498	101,242,708	99,534,570	103,555,717
Diluted	99,030,210	102,661,222	100,458,357	104,526,594

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820
Net income		—	—	75,402	75,402	1,207	76,609
Shares issued under share-based awards	361	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(6)	—	(6)	—	(6)
Stock-based compensation expense	—	—	6,989	—	6,989	—	6,989
Share repurchases, including excise tax	(1,753,045)	(18)	(55,081)	—	(55,099)	—	(55,099)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,160)	(1,160)
Reclass the negative APIC to retained earnings	—	—	48,098	(48,098)	—	—	—
Balance at September 30, 2023	97,341,774	$973	$—	$2,922,424	$2,923,397	$756	$2,924,153

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	210,868	210,868	3,569	214,437
Shares issued under share-based awards	789,164	8	510	—	518	—	518
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,802)	—	(9,802)	—	(9,802)
Stock-based compensation expense	—	—	15,012	—	15,012	—	15,012
Share repurchases, including excise tax	(4,465,098)	(45)	(125,543)	—	(125,588)	—	(125,588)
Distributions to noncontrolling interests, net	—	—	—	—	—	(6,955)	(6,955)
Reclass the negative APIC to retained earnings	—	—	116,138	(116,138)	—	—	—
Balance at September 30, 2023	97,341,774	$973	$—	$2,922,424	$2,923,397	$756	$2,924,153

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	101,860,993	$1,019	$—	$2,486,547	$2,487,566	$1,053	$2,488,619
Net income	—	—	—	149,226	149,226	1,351	150,577
Shares issued under share-based awards	1,876	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(18)	—	(18)	—	(18)
Stock-based compensation expense	—	—	5,717	—	5,717	—	5,717
Share repurchases	(948,911)	(10)	(16,751)	—	(16,761)	—	(16,761)
Distributions to noncontrolling interests, net	—	—	—	—	—	(684)	(684)
Reclass the negative APIC to retained earnings	—	—	11,052	(11,052)	—	—	—
Balance at September 30, 2022	100,913,958	$1,009	$—	$2,624,721	$2,625,730	$1,720	$2,627,450

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	373,087	373,087	3,927	377,014
Shares issued under share-based awards	665,865	7	23	—	30	—	30

Tax withholding paid on behalf of employees for share-based awards	—	—	(9,110)	—	(9,110)	—	(9,110)
Stock-based compensation expense		—	16,740		16,740		16,740
Share repurchases	(9,396,381)	(94)	(202,544)	—	(202,638)	—	(202,638)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,464)	(2,464)
Net effect of consolidations of VIE's	—	—	—	—	—	245	245
Reclass the negative APIC to retained earnings	—	—	103,814	(103,814)	—	—	—
Balance at September 30, 2022	100,913,958	$1,009	$—	$2,624,721	$2,625,730	$1,720	$2,627,450

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$214,437	$377,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,066	18,641
Equity in income of unconsolidated entities, net	(272)	(12)
Deferred income taxes, net	1	1
Amortization of stock-based compensation	15,012	16,740
Charges for impairments and lot option abandonments	12,675	5,174
Returns on investments in unconsolidated entities, net	—	2,253
Changes in assets and liabilities:
Real estate inventories	(247,846)	(555,262)
Receivables	50,043	(52,500)
Other assets	1	(9,881)
Accounts payable	(7,093)	(20,745)
Accrued expenses and other liabilities	67,773	37,019
Net cash provided by (used in) operating activities	124,797	(181,558)
Cash flows from investing activities:
Purchases of property and equipment	(19,136)	(37,743)
Net investments in unconsolidated entities	(6,434)	(17,001)
Net cash used in investing activities	(25,570)	(54,744)
Cash flows from financing activities:
Borrowings from debt	910	75,000
Repayment of debt	—	(75,504)
Debt issuance costs	—	(2,403)
Distributions to noncontrolling interests	(6,955)	(2,464)
Proceeds from issuance of common stock under share-based awards	518	30
Tax withholding paid on behalf of employees for share-based awards	(9,802)	(9,110)
Share repurchases, excluding excise tax	(124,523)	(202,638)
Net cash used in financing activities	(139,852)	(217,089)
Net decrease in cash and cash equivalents	(40,625)	(453,391)
Cash and cash equivalents–beginning of period	889,664	681,528
Cash and cash equivalents–end of period	$849,039	$228,137

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2023 and December 31, 2022 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
West	$544,168	$751,218	$1,550,905	$1,952,406
Central	165,322	206,861	529,952	558,360
East	118,268	102,712	344,645	282,978
Total homebuilding revenues	827,758	1,060,791	2,425,502	2,793,744
Financial services	10,758	11,005	30,004	31,985
Total	$838,516	$1,071,796	$2,455,506	$2,825,729

Income before income taxes
West	$60,965	$150,030	$186,372	$380,191
Central	19,075	32,109	50,917	78,956
East	14,880	9,183	38,271	25,377
Total homebuilding income before income taxes	94,920	191,322	275,560	484,524
Financial services	4,631	5,178	10,641	14,574
Total	$99,551	$196,500	$286,201	$499,098

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate inventories
West	$2,340,537	$2,258,606
Central	706,218	598,700
East	366,042	316,543
Total	$3,412,797	$3,173,849

Total assets(1)
West	$2,618,605	$2,552,121
Central	875,489	761,082
East	420,530	376,129
Corporate	916,611	978,748
Total homebuilding assets	4,831,235	4,668,080
Financial services	38,996	51,860
Total	$4,870,231	$4,719,940
__________
(1)    Total assets as of September 30, 2023 and December 31, 2022 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2023 and December 31, 2022 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$75,402	$149,226	$210,868	$373,087
Denominator:
Basic weighted-average shares outstanding	98,018,498	101,242,708	99,534,570	103,555,717
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,011,712	1,418,514	923,787	970,877
Diluted weighted-average shares outstanding	99,030,210	102,661,222	100,458,357	104,526,594
Earnings per share
Basic	$0.77	$1.47	$2.12	$3.60
Diluted	$0.76	$1.45	$2.10	$3.57
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,605,025	1,562,094	2,692,950	1,819,016

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Escrow proceeds and other accounts receivable, net	$67,667	$113,082
Warranty insurance receivable (Note 13)	51,739	56,367
Total receivables	$119,406	$169,449

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $472,000 as of both September 30, 2023 and December 31, 2022.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Real estate inventories owned:
Homes completed or under construction	$1,522,232	$1,293,681
Land under development	1,275,024	1,279,394
Land held for future development	152,570	140,725
Model homes	285,759	231,157
Total real estate inventories owned	3,235,585	2,944,957
Real estate inventories not owned:
Land purchase and land option deposits	177,212	228,892
Total real estate inventories not owned	177,212	228,892
Total real estate inventories	$3,412,797	$3,173,849

Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has not yet begun or has been suspended, but is expected to occur in the future. The increase in land held for future development as of September 30, 2023 compared to December 31, 2022 is attributable to one project located in our West reporting segment that was transferred from land under development.

Real estate inventories not owned represents deposits related to land purchase and land and lot option agreements. For further details, see Note 7, Variable Interest Entities.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest incurred	$36,919	$31,893	$111,792	$89,235
Interest capitalized	(36,919)	(31,893)	(111,792)	(89,235)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$220,352	$188,877	$191,411	$173,563
Interest capitalized as a cost of inventory	36,919	31,893	111,792	89,235
Interest previously capitalized as a cost of inventory, included in cost of sales	(27,264)	(26,611)	(73,196)	(68,639)
Capitalized interest in ending inventory	$230,007	$194,159	$230,007	$194,159

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate inventory impairments	$—	$—	$11,500	$—
Land and lot option abandonments and pre-acquisition charges	197	3,277	1,175	5,174
Total	$197	$3,277	$12,675	$5,174

Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. During the nine months ended September 30, 2023, we recorded a real estate inventory impairment charge of $11.5 million related to one active community in the West reporting segment where the carrying value of the community exceeded the fair value based on a discounted cash flows analysis. The impairment charge occurred in our second quarter reporting period, and the discount rate used to calculate fair value was 10%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with this community.
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

6.    Investments in Unconsolidated Entities
As of September 30, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Cash	$41,910	$34,556
Receivables	39,846	30,893
Real estate inventories	457,961	458,121
Other assets	20,395	7,751
Total assets	$560,112	$531,321
Liabilities and equity
Debt obligations and other liabilities	$147,098	$149,172
Company’s equity	139,384	129,837
Outside interests’ equity	273,630	252,312
Total liabilities and equity	$560,112	$531,321

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
As of September 30, 2023 and December 31, 2022, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At September 30, 2023 and December 31, 2022, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $122.1 million and $138.8 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$17,588	$8,111	$77,483	$30,833
Other operating expense	(17,422)	(8,410)	(76,361)	(31,189)
Other income, net	100	—	94	94
Net income (loss)	$266	$(299)	$1,216	$(262)
Company’s equity in income (loss) of unconsolidated entities	$3	$(122)	$272	$12

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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2023			December 31, 2022
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$162,989	$983,823	N/A	$207,846	$1,129,369	N/A
Other land option agreements	14,223	173,395	N/A	21,046	210,964	N/A
Total	$177,212	$1,157,218	$—	$228,892	$1,340,333	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $11.4 million and $13.8 million as of September 30, 2023 and December 31, 2022, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.
Tri Pointe Connect Joint Venture
During the first quarter of 2022, a reconsideration event under ASC 810 occurred for our Tri Pointe Connect joint venture that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment, we concluded that the mortgage financing joint venture is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, the joint venture is accounted for as a consolidated VIE. As of January 1, 2022, the accompanying consolidated balance sheets include the assets, liabilities and noncontrolling interests of this VIE. As of September 30, 2023, the accompanying consolidated balance sheets included the carrying value of the VIE’s assets of $0.7 million of cash and $5.4 million of other assets, $4.0 million of accrued expenses and other liabilities, and $0.7 million in noncontrolling interests.

8.    Goodwill and Other Intangible Assets

As of September 30, 2023 and December 31, 2022, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of September 30, 2023 and December 31, 2022, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$14,164	$20,471
Refundable fees and other deposits	8,582	5,226
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	5,435	6,515
Operating properties and equipment, net	66,608	67,430
Lease right-of-use assets	61,235	63,918
Other	936	935
Total	$158,152	$165,687

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related costs	$52,469	$60,682
Warranty reserves (Note 13)	95,109	104,375
Estimated cost for completion of real estate inventories	117,231	108,072
Customer deposits	48,977	42,027
Accrued income taxes payable	80,801	17,280
Accrued interest	24,529	9,351
Other tax liability	2,427	4,099
Lease liabilities	75,535	77,728
Other	12,111	19,420
Total	$509,189	$443,034

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(6,679)	(9,376)
Total	$1,093,321	$1,090,624

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
As of September 30, 2023, there were $5.9 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loan facility	$250,000	$250,000
Seller financed loans	38,337	37,427
Total	$288,337	$287,427
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
As of September 30, 2023, we had no outstanding debt under the Revolving Facility and there was $699.9 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2023, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.50%. As of September 30, 2023, there were $5.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.8 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023 and December 31, 2022, we had outstanding letters of credit of $50.1 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2023 we had $38.3 million outstanding related to two seller-financed loans. As of December 31, 2022 we had $37.4 million outstanding related to one seller-financed loan. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $910,000 of the total balance as of September 30, 2023.
Interest Incurred
During the three months ended September 30, 2023 and 2022, the Company incurred interest of $36.9 million and $31.9 million, respectively, related to all debt and land banking arrangements during the period. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred interest of $111.8 million and $89.2 million, respectively, related to all debt and land banking arrangements during the period and amortization of deferred financing and Senior Note discount costs of $3.8 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest related to all outstanding debt at September 30, 2023 and December 31, 2022 was $24.5 million and $9.4 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2023 and December 31, 2022.

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
A summary of assets and liabilities at September 30, 2023 and December 31, 2022, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		September 30, 2023		December 31, 2022
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,099,216	$1,059,095	$1,098,425	$1,040,750
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$38,337	$38,337	$37,427	$37,427
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $5.9 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value of the Senior Notes at September 30, 2023 and December 31, 2022 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2023 and December 31, 2022 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of September 30, 2023 and December 31, 2022 approximated book value due to the short term nature of these loans.

At September 30, 2023 and December 31, 2022, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$11,500	$39,970	$—	$—
__________
(1) Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented.
The impairment charge recorded during the nine months ended September 30, 2023 related to one community in the West reporting segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of September 30, 2023 and December 31, 2022, respectively.

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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $51.7 million and $56.4 million as of September 30, 2023 and December 31, 2022, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty reserves, beginning of period	$99,243	$103,454	$104,375	$103,976
Warranty reserves accrued	6,337	7,065	18,523	18,666
Warranty expenditures	(10,471)	(6,802)	(27,789)	(18,925)
Warranty reserves, end of period	$95,109	$103,717	$95,109	$103,717

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2023 and December 31, 2022, the Company had outstanding surety bonds totaling $703.7 million and $710.8 million, respectively. As of September 30, 2023 and December 31, 2022, our estimated cost to complete obligations related to these surety bonds was $433.7 million and $443.7 million, respectively.

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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Lease Cost
Operating lease cost (included in SG&A expense)	$2,555	$2,336	$7,808	$7,315
Ground lease cost (included in other operations expense)	724	663	2,170	1,990
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(734)	(674)	(2,202)	(2,020)
Net lease cost	$2,545	$2,325	$7,776	$7,285

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,407	$1,682	$7,279	$6,106
Ground lease cash flows (included in operating cash flows)	$663	$663	$1,990	$1,990
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,804	$125	$3,820	$1,517

	September 30, 2023	December 31, 2022
Weighted-average discount rate:
Operating leases	4.8%	4.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.4	7.0
Ground leases	44.6	45.3

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2023	$2,355	$809
2024	9,703	3,237
2025	9,214	3,237
2026	7,909	3,237
2027	7,098	3,237
Thereafter	18,723	78,641
Total lease payments	$55,002	$92,398
Less: Interest	7,721	64,292
Present value of operating lease liabilities	$47,281	$28,106
 __________
(1)    Ground leases are fully subleased through 2041, representing $58.6 million of the $92.4 million future ground lease obligations.
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
As of September 30, 2023, there were 6,443,937 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stock-based compensation	$6,989	$5,717	$15,012	$16,740

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2023, total unrecognized stock-based compensation expense related to all stock-based awards was $27.9 million and the weighted average term over which the expense was expected to be recognized was 1.4 years.

Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	159,255	$15.08	0.9	$565
Granted	—	—	—	—
Exercised	(68,592)	$14.70	—	—
Forfeited	—	$—	—	—
Options outstanding at September 30, 2023	90,663	$15.36	0.5	$1,087
Options exercisable at September 30, 2023	90,663	$15.36	0.5	$1,087

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of RSUs for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2022	3,679,521	$19.93	$68,402
Granted	1,242,883	$23.34	—
Vested	(1,174,296)	$19.21	—
Forfeited	(222,034)	$19.25	—
Nonvested RSUs at September 30, 2023	3,526,074	$21.37	$75,351

RSUs that vested, as reflected in the table above, during the nine months ended September 30, 2023 include previously granted time-based RSUs. RSUs that were forfeited, as reflected in the table above, during the nine months ended September 30, 2023 include performance-based RSUs and time-based RSUs that were forfeited for no consideration.

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

The Company granted an aggregate of 1,536 time-based RSUs to certain employees in July and August, 2023. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using prices of $32.69 and $32.38 per share, respectively, which were the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $34.9 million as of both September 30, 2023 and December 31, 2022. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2023 and December 31, 2022. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $22.9 million and $45.9 million for the three months ended September 30, 2023 and 2022, respectively and $71.8 million and $122.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2023 and December 31, 2022. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2020 and 2021 tax years. The outcome of this examination is not yet determinable.

16.    Related Party Transactions
We had no related party transactions for the nine months ended September 30, 2023 and 2022.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(18,954)	$(20,047)
Income taxes paid, net	$7,919	$136,122
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$1,065	$—
Amortization of senior note discount capitalized to real estate inventory	$791	$742
Amortization of deferred loan costs capitalized to real estate inventory	$2,985	$2,732

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
Overview and Outlook
Throughout the third quarter and into October, mortgage rates remained elevated, facing headwinds from both Federal Reserve policy and commentary, as well as the continued effects of quantitative tightening. Additionally, concerns have emerged regarding the fiscal deficit and the growing supply of treasury issuance necessary to fund it. These factors, along with a historically wide spread between the 10-year treasury and the 30-year mortgage rates, have supported these elevated mortgage rates.
Despite the challenges posed by the current interest rate environment in terms of affordability, the demand for new housing remained strong during the third quarter, continuing a trend that originally emerged in January 2023. The long-standing supply shortage, which has endured since the Global Financial Crisis, has played a pivotal role in bolstering the homebuilding industry’s performance. Furthermore, the widely reported shortage of resale supply, stemming from the rapid rise in mortgage rates, has effectively locked in many existing homeowners with favorable mortgages at rates substantially below current levels and has contributed to the new housing market’s resiliency.
Although the near-term outlook for our industry includes the potential for further volatility in mortgage rates, we maintain an optimistic outlook for our industry’s overall fundamentals and our capacity to thrive within this landscape. The ongoing disparity between housing supply and demand, coupled with favorable buyer demographics, serve as a foundational leading indicator for our industry. We are confident in our ability to strategically adjust pricing and navigate what we anticipate are the latter stages of this particular rate-hiking cycle.
Highlights of the quarter include 1,513 net new home orders at a monthly absorption rate of 3.3 orders per average selling community. This activity represents a 122% increase in net new home orders compared to the prior year period, a reflection of both current quarter strength as well as the magnitude of prior year weakness we were experiencing as the rise in mortgage rates was still being fully digested by the market. During the quarter, we expanded our community count by opening 30 new communities, bringing our total to 163 and resulting a 23% increase in our ending community count compared to the prior-year period. Our home sales revenue was $825.3 million, as we delivered 1,223 new homes at an average sales price of $675,000. Our homebuilding gross margin percentage for the quarter was 22.3% and our sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue was 12.3%. These factors led to net income available to common stockholders of $75.4 million, or diluted earnings per share of $0.76. In addition, we ended the quarter with total liquidity of $1.5 billion, including cash and cash equivalents of $849.0 million and $699.9 million of availability under our Credit Facility, as described below. Further, our ratio of debt-to-capital of 32.1% as of the end of the quarter was yet another all-time low for us. We believe our strong balance sheet and favorable outlook for earnings and cash flow generation will continue to support our organic expansion and/or merger and acquisition opportunities.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding:
Home sales revenue	$825,295	$1,057,491	$2,412,777	$2,787,386
Land and lot sales revenue	1,714	2,626	10,506	4,337
Other operations revenue	749	674	2,219	2,021
Total revenues	827,758	1,060,791	2,425,502	2,793,744
Cost of home sales	641,074	771,148	1,881,191	2,033,160
Cost of land and lot sales	1,474	1,256	10,287	2,075
Other operations expense	724	670	2,171	2,020
Sales and marketing	42,874	41,950	127,977	112,712
General and administrative	58,359	54,786	158,949	160,071
Homebuilding income from operations	83,253	190,981	244,927	483,706
Equity in income (loss) of unconsolidated entities	3	(122)	272	(34)
Other income, net	11,664	463	30,361	852
Homebuilding income before income taxes	94,920	191,322	275,560	484,524
Financial Services:
Revenues	10,758	11,005	30,004	31,985
Expenses	6,127	5,827	19,363	17,457
Equity in income of unconsolidated entities	—	—	—	46
Financial services income before income taxes	4,631	5,178	10,641	14,574
Income before income taxes	99,551	196,500	286,201	499,098
Provision for income taxes	(22,942)	(45,923)	(71,764)	(122,084)
Net income	76,609	150,577	214,437	377,014
Net income attributable to noncontrolling interests	(1,207)	(1,351)	(3,569)	(3,927)
Net income available to common stockholders	$75,402	$149,226	$210,868	$373,087
Earnings per share
Basic	$0.77	$1.47	$2.12	$3.60
Diluted	$0.76	$1.45	$2.10	$3.57
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	827	78.8	3.5	439	77.0	1.9	88%	2%	84%
Central	493	58.5	2.8	138	30.8	1.5	257%	90%	88%
East	193	17.5	3.7	104	20.5	1.7	86%	(15)%	117%
Total	1,513	154.8	3.3	681	128.3	1.8	122%	21%	84%

Net new home orders for the three months ended September 30, 2023 increased by 832, or 122%, to 1,513, compared to 681 during the prior-year period. The increase in net new home orders was due to an 84% increase in monthly absorption rates, and a 21% increase in average selling communities. The current-year period experienced strong demand, with the resale market still showing limited activity, which not only increased the market share of homebuilders but also led to strong seasonal absorption rates across most of our markets. Conversely, the prior-year period was heavily impacted by increasing mortgage interest rates, which were in the early stage of a rapid incline, and the market at large was recalibrating in response to overall higher borrowing costs. Furthermore, our increase in average selling communities played a significant role in driving increased orders in the current year, as we opened 30 new communities during the quarter.
Our West segment reported an 88% increase in net new home orders due to an 84% increase in monthly absorption rates and a 2% increase in average selling communities. The large increase in monthly absorption rates was largely due to the depressed monthly absorption rate of 1.9 in the prior-year period, which is well below our historical norms, as the onset of higher mortgage rates significantly slowed demand in the prior-year. Our Central segment reported a 257% increase in net new home orders due to an 88% increase in monthly absorption rates and a 90% increase in average selling communities. Similar to our West segment, monthly absorption rates in the prior-year period were negatively impacted by the onset of higher mortgage rates, which were substantially impacting buyer sentiment at the time. The 90% increase in average selling communities was due to significant growth in each of our Austin, Dallas-Fort Worth, Houston and Colorado markets. Our East segment reported an 86% increase in net new home orders due to a 117% increase in monthly absorption rates, offset by a 15% decrease in average selling communities. The increase in the monthly absorption rate in our East segment was due to the same factors mentioned for our West and Central segments, as reflected by the monthly absorption rate of 1.7 in the prior-year period. The decrease in average selling communities was primarily due to our DC Metro market, where our average community count decreased from 6.8 to 3.0.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2023			As of September 30, 2022			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,760	$1,329,241	$755	1,865	$1,648,692	$884	(6)%	(19)%	(15)%
Central	827	487,975	590	702	475,263	677	18%	3%	(13)%
East	468	300,103	641	477	303,346	636	(2)%	(1)%	1%
Total	3,055	$2,117,319	$693	3,044	$2,427,301	$797	—%	(13)%	(13)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 10% and 27% during the three months ended September 30, 2023 and 2022, respectively. This cancellation rate represents a return to a level below our historical norms, which can be attributed largely to the surge in demand resulting from a shortage of supply in the housing market. The dollar value of backlog was $2.1 billion as of September 30, 2023 compared to $2.4 billion as of September 30, 2022. The average sales price in backlog decreased 13% to $693,000 as of September 30, 2023, compared to $797,000 at September 30, 2022. This decline in average sales price comprised the vast majority of the decrease in backlog dollar value, and can be attributed to a combination of factors, including variations in the geographical market mix and a weaker pricing environment as the housing market adjusted to higher mortgage rates. Affordability issues related to mortgage rates that began to rise in 2022 contributed to the decline in the current-year period, whereas our prior-year backlog dollar value had not yet been meaningfully impacted by the higher rate environment, as many homes in backlog were locked into significantly lower interest rates.
Backlog dollar value in our West segment decreased 19% due to a 15% decrease in average sales price and a 6% decrease in backlog units. The decrease in backlog average sales price is due largely to product mix and the existence of higher incentives in the current-year period backlog. The decrease in backlog units is largely due to the slower market conditions experienced in the second half of 2022, which led to a lower backlog balance leading into the current-year period. Backlog dollar value in our Central segment increased by 3% due to an 18% increase in backlog units, offset by a 13% decrease in average sales price. The increase in backlog units is due the combination of both higher monthly absorption rates and a 90% increase in average selling communities in the current-year period. Backlog dollar value in our East segment decreased by 1% due to a 2% decrease in backlog units offset by a 1% increase in average sales price. Sales demand in our East segment has remained strong, as evidenced by a monthly absorption rate above our Company average for the current year-period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	743	$543,398	$731	970	$750,152	$773	(23)%	(28)%	(5)%
Central	304	163,629	538	332	204,627	616	(8)%	(20)%	(13)%
East	176	118,268	672	161	102,712	638	9%	15%	5%
Total	1,223	$825,295	$675	1,463	$1,057,491	$723	(16)%	(22)%	(7)%

Home sales revenue decreased $232.2 million to $825.3 million for the three months ended September 30, 2023 compared to the prior-year period. The decrease was comprised of $173.5 million related to a 240-unit decrease in new homes delivered in the three months ended September 30, 2023, and $58.7 million related to a $48,000 decrease in average sales price for the three months ended September 30, 2023. Despite experiencing a 49% decline in backlog units at the beginning of the current-year period compared to the prior year, we have effectively mitigated some of the impact of the lower backlog by successfully selling and closing speculative homes throughout the current-year period. Additionally, we have observed notable improvements in cycle times, enabling us to deliver homes at a faster pace than the prior year, during which supply chains faced more significant challenges. The reduction in backlog units at the start of the current-year period can be primarily attributed to the influence of higher interest rates during the second half of 2022, which had a negative impact on our net new home orders and depleted our backlog leading into the current year.
Home sales revenue in our West segment decreased 28% due to a 23% decrease in new homes delivered and a 5% decrease in average sales price during the current-year period. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period, partially offset by an increase in backlog conversion rate as well as an increase in spec homes sold and closed during the current-year period. The improvement we experienced in our backlog conversion rate was due to supply chain improvements and overall reductions in construction cycle times that had been disrupted due to the pandemic. The increase in average sales price was due to market and product mix factors, as a larger percentage of homes delivered in our West segment were from markets and communities with higher average sales prices. Home sales revenue in our Central segment decreased 20% due to an 8% decrease in new homes delivered, along with a 13% decrease in average sales price. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period. Similar to our West segment, this impact was offset some by a higher backlog conversion rate in the current-year period, as well as more spec homes sold and closed within the current-year period. Home sales revenue in our East segment increased by 15% due to a 5% increase in average sales price and a 9% increase in new homes delivered. Although the units in backlog within our East segment were down by 2% entering the current-year period compared the prior-year period, our conversion of backlog improved significantly, due in part to successfully selling and closing speculative homes throughout the current-year period. A shift in the product mix in our DC Metro market was the primary contributor to the overall increase in average sales price.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2023	%	2022	%
Home sales revenue	$825,295	100.0%	$1,057,491	100.0%
Cost of home sales	641,074	77.7%	771,148	72.9%
Homebuilding gross margin	184,221	22.3%	286,343	27.1%
Add: interest in cost of home sales	27,035	3.3%	26,531	2.5%
Add: impairments and lot option abandonments	197	0.0%	3,034	0.3%
Adjusted homebuilding gross margin(1)	$211,453	25.6%	$315,908	29.9%
Homebuilding gross margin percentage	22.3%		27.1%
Adjusted homebuilding gross margin percentage(1)	25.6%		29.9%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 22.3% for the three months ended September 30, 2023 compared to 27.1% for the prior-year period. The decline in gross margin percentage was primarily attributed to the increased utilization of incentives in response to higher interest rates and diminished affordability compared to the prior-year period, when deliveries were comprised of homes sold before interest rates and affordability became more challenging. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.6% for the three months ended September 30, 2023 compared to 29.9% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$42,874	$41,950	5.2%	4.0%
General and administrative (G&A)	58,359	54,786	7.1%	5.2%
Total sales and marketing and G&A	$101,233	$96,736	12.3%	9.1%
Total SG&A expense as a percentage of home sales revenue increased to 12.3% for the three months ended September 30, 2023, compared to 9.1% in the prior-year period. Total SG&A expense increased $4.5 million to $101.2 million for the three months ended September 30, 2023 from $96.7 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.2% for the three months ended September 30, 2023, compared to 4.0% for the prior-year period. This increase was largely due to reduced leverage on our fixed components of sales and marketing expenses, which is directly linked to the lower home sales revenue in the current-year period. Sales and marketing expense increased to $42.9 million for the three months ended September 30, 2023 compared to $42.0 million for the prior-year period, largely driven by an increase in broker commissions, which was a direct response to the shift in year-over-year market conditions.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 7.1% of home sales revenue for the three months ended September 30, 2023 compared to 5.2% for the prior-year period. This increase was due primarily to lower leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense increased to $58.4 million for the three months ended September 30, 2023 compared to $54.8 million for the prior-year period, largely driven by an increase in wage-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $36.9 million and $31.9 million for the three months ended September 30, 2023 and 2022, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended September 30, 2023 and 2022 was income of $11.7 million and $463,000, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances, which have been significantly higher in the current-year period compared to the prior-year period.
Income Tax
For the three months ended September 30, 2023, we recorded a tax provision of $22.9 million based on an effective tax rate of 23.0%. For the three months ended September 30, 2022, we recorded a tax provision of $45.9 million based on an effective tax rate of 23.4%. The decrease in provision for income taxes is due to a $96.9 million decrease in income before income taxes to $99.6 million for the three months ended September 30, 2023, compared to $196.5 million for the prior-year period.

Financial Services Segment
Income before income taxes from our financial services operations decreased to $4.6 million for the three months ended September 30, 2023 compared to $5.2 million for the prior-year period. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect was fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,932	78.2	4.2	2,481	71.4	3.9	18%	10%	8%
Central	1,380	48.4	3.2	871	30.5	3.2	58%	59%	—%
East	732	17.7	4.6	581	18.8	3.4	26%	(6)%	35%
Total	5,044	144.3	3.9	3,933	120.7	3.6	28%	20%	8%

Net new home orders for the nine months ended September 30, 2023 increased by 1,111, or 28%, to 5,044, compared to 3,933 during the prior-year period. The increase in net new home orders was due to a 20% increase in average selling communities in addition to an 8% increase in monthly absorption rates. The increase in average selling communities is a reflection of our organic growth initiatives, as we opened 65 new communities during the nine-month period ended September 30, 2023. Although monthly absorption rates have increased by 8% in the current-year period, the seasonal composition of our absorption levels has differed substantially on a year-over-year basis. The first nine months of 2022 were characterized by very strong demand during the first half of the year, followed by a very slow third quarter in response to the rapid rise in mortgage rates. The current-year period has realized a more orderly level of demand leading to consistently strong monthly absorption rates. The overall demand environment has been supported by the favorable supply and demand function, which has helped offset the affordability pressures brought about by higher mortgage rates.
Our West segment reported an 18% increase in net new home orders due to a 10% increase in average selling communities along with an 8% increase in monthly absorption rates. The increase in average selling communities was due to growth in our Bay Area, Inland Empire, Orange County-Los Angeles, Arizona, Las Vegas and Washington markets. Our Central segment reported a 58% increase in net new home orders due to a 59% increase in average selling communities. The increase in average selling communities was due primarily to growth in Texas, as we grew our community count in our Austin, Dallas-Fort Worth and Houston markets. We also expanded our average selling communities in Colorado. The strong community count growth in our Central market is not only a reflection of our diversification efforts outside of the West, but more broadly our initiative of achieving organic growth throughout our existing markets. Our East segment reported a 26% increase in net new home orders due to a 35% increase in monthly absorption rates. The 4.6 monthly absorption rate in the current-year period demonstrates a very healthy demand environment coming from our East market, with particularly robust contributions from our DC Metro and Charlotte markets.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	2,008	$1,547,057	$770	2,627	$1,948,282	$742	(24)%	(21)%	4%
Central	885	521,074	589	989	556,126	562	(11)%	(6)%	5%
East	568	344,646	607	431	282,978	657	32%	22%	(8)%
Total	3,461	$2,412,777	$697	4,047	$2,787,386	$689	(14)%	(13)%	1%

Home sales revenue decreased $374.6 million to $2.4 billion for the nine months ended September 30, 2023 compared to the prior-year period. The decrease was comprised of $403.6 million related to 586 fewer homes delivered during the nine months ended September 30, 2023 compared to the prior-year period, offset by an increase of $29.0 million related to an $8,000 increase in average sales price of homes delivered during the nine months ended September 30, 2023 compared to the prior-year period. The decline in the number of homes delivered was due to a lower backlog entering the current year. The increase in the average sales price was due to product and community mix, as well as the resiliency of pricing despite higher mortgage interest rates.
Home sales revenue in our West segment decreased 21% due to a 24% decrease in new homes delivered, offset by a 4% increase in average sales price during the current-year period. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period, partially offset by a large increase in backlog conversion rate. The decline in backlog units to start the current-year period was due largely to the impact of higher interest rates in the second half of 2022, which negatively impacted our net new home orders. The improvement we experienced in our backlog conversion rate was due to supply chain improvements and overall reductions in construction cycle times that had been disrupted due to the pandemic. The increase in average sales price was due to market and product mix factors, as a higher percentage of homes delivered in our West segment were from markets and communities with higher average sales prices. Home sales revenue in our Central segment decreased 6% due to an 11% decrease in new homes delivered, offset by a 5% increase in average sales price. The decrease in new homes delivered was due to a decrease in backlog units to start the current-year period compared to the prior-year period. The increase in average sales price is a reflection of the strong pricing power that existed through the first half of 2022 compared to the pricing levels that fueled deliveries that took place during the first half of 2022. Home sales revenue in our East segment increased by 22% due to a 32% increase in new homes delivered, offset by an 8% decrease in average sales price. The increase in new homes delivered was due to a higher backlog conversion rate during the current-year period compared to the prior-year period. All of the year-over-year delivery growth came from our newer Charlotte and Raleigh operations, where combined deliveries grew from 152 in the prior-year period to 439 during the current-year period. The decrease in average sales price was also due to our growth in the Carolinas, as housing prices tend to be generally lower in this market compared to our other markets in the East, which are located in the DC Metro area, where our current-year average sales price is in excess of $1.1 million.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2023	%	2022	%
Home sales revenue	$2,412,777	100.0%	$2,787,386	100.0%
Cost of home sales	1,881,191	78.0%	2,033,160	72.9%
Homebuilding gross margin	531,586	22.0%	754,226	27.1%
Add: interest in cost of home sales	72,627	3.0%	68,559	2.5%
Add: impairments and lot option abandonments	12,675	0.5%	4,495	0.2%
Adjusted homebuilding gross margin(1)	$616,888	25.6%	$827,280	29.7%
Homebuilding gross margin percentage	22.0%		27.1%
Adjusted homebuilding gross margin percentage(1)	25.6%		29.7%
__________
(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 22.0% for the nine months ended September 30, 2023 compared to 27.1% for the prior-year period. The decrease in gross margin percentage was due largely to higher incentives utilized in the current-year period compared to the prior-year period, as current-year period deliveries were largely impacted by the higher interest rate environment that emerged during June 2022. As our homes are generally delivered within seven to ten months from the time we enter into a sales contract, the demand slowdown we experienced during the second half of 2022 put downward pressure on current-year period gross margins, as a much higher percentage of homes delivered during such period were impacted by higher incentives and/or price decreases. Additionally, our current-year performance was impacted by an impairment charge of $11.5 million related to a single community in the Bay Area of California, as well as a market mix that included more deliveries from lower-priced markets with lower gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.6% for the nine months ended September 30, 2023 compared to 29.7% for the prior-year period.

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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$127,977	$112,712	5.3%	4.0%
General and administrative (G&A)	158,949	160,071	6.6%	5.7%
Total sales and marketing and G&A	$286,926	$272,783	11.9%	9.8%

Total SG&A expense as a percentage of home sales revenue increased to 11.9% for the nine months ended September 30, 2023, compared to 9.8% in the prior-year period. Total SG&A expense increased $14.1 million to $286.9 million for the nine months ended September 30, 2023 from $272.8 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.3% for the nine months ended September 30, 2023, compared to 4.0% for the prior-year period. The increase was primarily due to higher broker commissions and increased marketing and advertising expenses, which were driven by weaker market conditions and community count growth.
G&A expense as a percentage of home sales revenue increased to 6.6% of home sales revenue for the nine months ended September 30, 2023 compared to 5.7% for the prior-year period. G&A expense decreased in absolute terms to $158.9 million for the nine months ended September 30, 2023 compared to $160.1 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $111.8 million and $89.2 million for the nine months ended September 30, 2023 and 2022, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the nine months ended September 30, 2023 and 2022 was income of $30.4 million and $852,000, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances, which have been significantly higher in the current-year period compared to the same prior-year period.
Income Tax
For the nine months ended September 30, 2023, we recorded a tax provision of $71.8 million based on an effective tax rate of 25.1%. For the nine months ended September 30, 2022, we recorded a tax provision of $122.1 million based on an effective tax rate of 24.5%. The decrease in provision for income taxes is due to a $212.9 million decrease in income before income taxes to $286.2 million for the three months ended September 30, 2023, compared to $499.1 million for the prior-year period.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $10.6 million for the nine months ended September 30, 2023 compared to $14.6 million for the prior-year period. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect was fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
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

	September 30,		Increase (Decrease)
	2023	2022	Amount	%
Lots Owned
West	11,872	13,879	(2,007)	(14)%
Central	5,523	5,137	386	8%
East	1,526	1,682	(156)	(9)%
Total	18,921	20,698	(1,777)	(9)%
Lots Controlled(1)
West	4,366	5,045	(679)	(13)%
Central	6,466	7,830	(1,364)	(17)%
East	3,211	3,696	(485)	(13)%
Total	14,043	16,571	(2,528)	(15)%
Total Lots Owned or Controlled(1)	32,964	37,269	(4,305)	(12)%
__________
(1)As of September 30, 2023 and 2022, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2023 and 2022, lots controlled for Central include 3,042 and 3,388 lots, respectively, and East include 86 and 154 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2023 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2023, we had total liquidity of $1.5 billion, including cash and cash equivalents of $849.0 million and $699.9 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2023, we were in compliance with the covenants required by our Senior Notes.
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
As of September 30, 2023, we had no outstanding debt under the Revolving Facility and there was $699.9 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2023, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.50%. As of September 30, 2023, there were $5.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $1.8 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023 and December 31, 2022, we had outstanding letters of credit of $50.1 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2023 we had $38.3 million outstanding related to two seller-financed loans. As of December 31, 2022 we had $37.4 million outstanding related to one seller-financed loan. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $910,000 of the total balance as of September 30, 2023.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2023	2023
Consolidated Tangible Net Worth	$2,763,012	$1,929,726
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	16.5%	≤60%
(Not to exceed 60%)
Interest Coverage Test	5.0	≥1.5
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
As of September 30, 2023, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On February 15, 2023, our board of directors approved a share repurchase program (the “2023 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2023, we repurchased and retired an aggregate of 1,753,045 shares of our common stock under the Repurchase Program for $54.5 million. For the nine months ended September 30, 2023, we repurchased and retired an aggregate of 4,465,098 shares of our common stock under the Repurchase Program for a total of $124.4 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Loans Payable	$288,337	$287,427
Senior Notes	1,093,321	1,090,624
Total debt	1,381,658	1,378,051
Stockholders’ equity	2,923,397	2,832,389
Total capital	$4,305,055	$4,210,440
Ratio of debt-to-capital(1)	32.1%	32.7%

Total debt	$1,381,658	$1,378,051
Less: Cash and cash equivalents	(849,039)	(889,664)
Net debt	532,619	488,387
Stockholders’ equity	2,923,397	2,832,389
Net capital	$3,456,016	$3,320,776
Ratio of net debt-to-net capital(2)	15.4%	14.7%
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
Cash Flows—Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:
•Net cash provided by (used in) in operating activities increased by $306.4 million to net cash provided of $124.8 million for the nine months ended September 30, 2023 compared to net cash used in operating activities of $181.6 million for the prior-year period. The change was comprised primarily of a decrease in cash used for real estate inventory purchases of $307.4 million, offset by a mix of other offsetting changes in net income, other assets, receivables, accounts payable, accrued expenses and other liabilities, deferred income taxes and returns on investments in unconsolidated entities.
•Net cash used in investing activities was $25.6 million for the nine months ended September 30, 2023, compared to $54.7 million for the prior-year period. The decrease in net cash used in investing activities was due to a reduction in cash used related to both investments in unconsolidated entities and purchases of property and equipment.
•Net cash used in financing activities was $139.9 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of $217.1 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $124.5 million of cash used for share repurchases, compared to $202.6 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2023, we had $177.2 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.2 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Inflation
Inflation in the United States remained elevated during the three months ended September 30, 2023, despite notable improvement from the prior-year peak levels. In 2022, inflation materially exceeded a target range generally deemed appropriate in the United States, and despite the improvements achieved since the Federal Reserve began increasing its benchmark rate, current levels remain elevated above the acceptable target. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2023. We did not enter into during the nine months ended September 30, 2023, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2023.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On February 15, 2023, our board of directors approved the 2023 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2023. Purchases of common stock pursuant to the 2023 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2023 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2023, we repurchased and retired an aggregate of 1,753,045 shares of our common stock under the Repurchase Program for $54.5 million, excluding commissions. For the nine months ended September 30, 2023, we repurchased and retired an aggregate of 4,465,098 shares of our common stock under the Repurchase Program for a total of $124.4 million, excluding commissions.
During the three months ended September 30, 2023, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2023 to July 31, 2023	300,400	$30.48	300,400	$170,929,134
August 1, 2023 to August 31, 2023	1,298,085	$31.47	1,298,085	$130,084,532
September 1, 2023 to September 30, 2023	154,560	$29.23	154,560	$125,567,033
Total	1,753,045	$31.10	1,753,045

Item 5.    Other Information
(c)     During the quarter ended September 30, 2023, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2023))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: October 26, 2023	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 26, 2023	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)