Form 10-K
period 2023-12-31
Tri Pointe Homes, Inc.
filed 2024-02-22
CIK 1561680

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $32.86 as reported by the New York Stock Exchange, was $3,160,260,947.
95,433,013 shares of common stock were issued and outstanding as of February 6, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
•Our business is cyclical and subject to risks associated with the real estate industry, and adverse changes in general economic or business conditions could reduce the demand for homes and related financial services and materially and adversely affect us.
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

•The availability of water in California, Arizona, and other areas in which we operate, including due to drought conditions, may negatively impact the economy, increase the risk of wildfires, cause us to incur additional costs, and delay or prevent new home deliveries.
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
•Tri Pointe Connect depends materially on vendors that we do not control.
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

PART I.
Item 1.    Business
Our Company
Tri Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry. Since then, we have grown from a Southern California fee homebuilder into a regionally-focused national homebuilder engaged in the design, construction and sale of innovative single-family attached and detached homes in 15 markets across ten states and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. As of December 31, 2023, we had not yet commenced significant operations in this market.
For purposes of this annual report on Form 10-K, the results of our homebuilding operations are organized into the three reportable segments of which our operations consisted during the year ended December 31, 2023:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2023, our operations consisted of 155 active selling communities and 31,960 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $213,000 to $3.3 million, and home sizes, ranging from approximately 1,190 to 5,220 square feet. For the years ended December 31, 2023 and 2022, we delivered 5,274 and 6,063 homes, respectively, and the average sales price of our new homes delivered was approximately $693,000 and $708,000, respectively.
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
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market. We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, Colorado, the District of Columbia, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington. Additionally, in September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. These markets are generally characterized by high job growth and increasing populations, which typically create strong demand for new housing. We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets. Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.

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
Lots Owned or Controlled
As of December 31, 2023, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 31,960 lots, comprised of 59% lots owned and 41% lots controlled. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2023.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
West	11,172	3,867	15,039
Central	5,967	5,997	11,964
East	1,600	3,357	4,957
Total	18,739	13,221	31,960
______________________________________________

(1)Lots controlled for Central and East include 3,561 and 71 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

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
As of December 31, 2023, we owned 502 model homes that were either completed or under construction, including seven homes in backlog. We frequently build model homes at our projects and have them professionally decorated to display design features. In addition, we have invested in online sales solutions, such as virtual tours, online design studios and interactive floorplans, to allow homebuyers to tour our homes virtually rather than physically. We believe that our model homes and digital assets play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes and our digital assets, homebuyers can gain an understanding of the various design features and options available to them using design studios. At each design studio, homebuyers can meet with a design consultant and are shown the included and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts and receive refunds of cash deposits if they are unable to sell their existing home or if they fail to qualify for financing. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 10% and 19% for the years ended December 31, 2023 and 2022, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 263 and 287 homes as of December 31, 2023 and 2022, respectively.
Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. Our financial services operation (“Tri Pointe Solutions”) is comprised of mortgage financing operations (“Tri Pointe Connect”), our title and escrow services operations (“Tri Pointe Assurance”), and our property and casualty insurance agency operations (“Tri Pointe Advantage”). While our homebuyers may obtain financing from any mortgage provider of their choice, Tri Pointe Connect has acted as a preferred mortgage broker to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generating additional fee income for us. Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and Colorado and both title examinations and escrow services for our homebuyers in Arizona, Texas, Maryland, Nevada and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Tri Pointe Advantage is a wholly owned subsidiary of Tri Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate. While Tri Pointe Connect was formed as a joint venture with an established mortgage lender and operated as such during the year ended December 31, 2023, effective February 1, 2024, we acquired the minority interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $1.6 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. We expect all of our backlog at December 31, 2023 to be converted to deliveries and revenues during 2024, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials, such as concrete or lumber and other forest products. Further, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as lingering supply chain disruptions associated with the COVID-19 pandemic, shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2023, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2023, we had $697.7 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $869.0 million in cash and cash equivalents. As of December 31, 2023, we had $1.1 billion of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
In accordance with ASC Topic 280, Segment Reporting, in determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding operating and reporting segments:
West region: Arizona, California, Nevada and Washington
Central region: Colorado and Texas
East region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. As of December 31, 2023, we had not yet commenced significant operations in this market.
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

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with new and increasingly stringent laws and regulations, including the climate-related disclosure rules recently enacted by the State of California and any disclosure requirements ultimately adopted by the Securities and Exchange Commission (“SEC”) and/or other states, which we anticipate will likewise result in additional compliance costs to us. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws. In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects.
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
Our general contractor, real estate broker, mortgage financing operations, title agency, and insurance agency operations are subject to licensing and regulation in the jurisdictions in which they operate. Consequently, they are subject to net worth, bonding, disclosure, record-keeping and other requirements. Failure to comply with applicable requirements could result in loss of license, financial penalties, or other sanctions.
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
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying and developing top-performing, high-potential and diverse team members for consideration to advance into key positions in the future. This review process is overseen by the compensation committee of our board of directors.
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
As of December 31, 2023, we had 1,438 employees, 525 of whom were executive, management and administrative personnel, 406 of whom were sales and marketing personnel and 507 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
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
We have experienced seasonal fluctuations in quarterly results of operations and capital requirements that can have a material and adverse impact on our Financial Performance. In addition, we have experienced fluctuations in quarterly results of operations due to the number and characteristics of our active selling communities; the timing of new community openings; the timing of land and lot sales; and the mix of product types, geographic locations and average selling prices of the homes delivered during the quarter. We typically experience the highest new home order activity during the first and second quarters of our fiscal year. Since it typically takes five to nine months to construct a new home, the number of homes delivered and associated home sales revenue typically increases in the third and fourth quarters of our fiscal year as new home orders sold earlier in the year convert to home deliveries. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Fluctuations in our homebuilding business also affect our financial services operations, including Tri Pointe Connect, which originates mortgage loans that allow our homebuyers to purchase the homes that we build. Although we expect this seasonal pattern to continue over the long-term, it may be affected by market cyclicality and other market factors, including seasonal natural disasters such as hurricanes, tornadoes, floods and fires, as well as volatility in the homebuilding industry, and there can be no assurance that historical seasonal patterns will continue to exist in future reporting periods. In addition, as a result of seasonal variability, our historical performance may not be a meaningful indicator of future results.
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
Our business is cyclical and subject to risks associated with the real estate industry, and adverse changes in general economic or business conditions could reduce the demand for homes and related financial services and materially and adversely affect us.
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
•enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, labor, employment, zoning, privacy, consumer protection, lender licensing, and tax laws; governmental fiscal policies; and the Americans with Disabilities Act of 1990;
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
Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly for us to do so or force us increase our selling incentives in order to sell homes. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In addition, the performance of Tri Pointe Solutions largely depends on our homebuilding business, as it provides mortgage loans and other financial services to purchasers of the homes that we build. Accordingly, a decrease in the demand for our homes could also materially and adversely affect the business of Tri Pointe Solutions. Changes in economic or business conditions may result in an increase in the default rate on the mortgages originated by Tri Pointe Connect, which could materially and adversely affect our ability to sell the mortgages to investors (or the pricing we receive upon the sale thereof) or may increase our recourse obligations for previous originations.

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
Our homebuyers may obtain mortgage financing for their home purchases from any lender of their choice. Mortgage lenders, including Tri Pointe Connect, may fail to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such failures may result in mortgage loan funding issues that delay deliveries of our homes or cause cancellations, which could in the aggregate have a material and adverse effect on our Financial Performance. In addition, if a mortgage lender mishandles our homebuyers’ personal financial information, including due to a data security breach of their systems, the negative impacts on our homebuyers, or negative publicity arising from any such incidents, could create, among other things, associated exposure to us with respect to claims for damages, regulatory penalties or reputational harm, and such exposure could be material and adverse to our Financial Performance.
Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.
Most of the purchasers of our homes finance their acquisitions with mortgage financing. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2024, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the current target range for federal funds. We are unable to predict if, or when, the FOMC will change the target range for federal funds or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs have led, and may in the future lead, to reduced demand for our homes and financial services. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
In addition, the uncertainties in the mortgage markets and increased government regulation could adversely affect the ability of potential homebuyers to obtain financing for home purchases, thus preventing them from purchasing our homes. Among other things, changes made by Fannie Mae, Freddie Mac and FHA/VA to sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these are higher income requirements, larger required down payments, increased reserves, higher mortgage insurance premiums and higher required credit scores. In addition, there continues to be uncertainty regarding the future of Fannie Mae and Freddie Mac, including proposals that they reduce or terminate their role as the principal sources of liquidity in the secondary market for mortgage loans. It is not clear how, if Fannie Mae and Freddie Mac were to curtail their secondary market mortgage loan purchases, the liquidity they provide would be replaced. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales and sales of mortgage loans originated by Tri Pointe Connect, which could have a material adverse effect on our Financial Performance. Further, there is a substantial possibility that substituting an alternate source of liquidity would increase mortgage interest rates, which would increase the buyers’ effective costs of the homes we sell, and therefore could reduce demand for our homes and have a material adverse effect on our Financial Performance.

Raw material shortages and price fluctuations could cause delays and increase our costs.
We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. For example, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as lingering supply chain disruptions associated with the COVID-19 pandemic, shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain, including the ability to timely obtain the raw materials that we require to build our homes, as well as certain other construction materials. Any such shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2023, 2022 and 2021, we recorded real estate inventory impairment charges of $11.5 million, zero and $19.6 million, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.

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
The unavailability of water in California, Arizona, and other areas in which we operate, including due to drought conditions, may negatively impact the economy, increase the risk of wildfires, cause us to incur additional costs, and delay or prevent new home deliveries.
Certain of the areas in which we operate experience drought conditions and/or constrained access to water from time to time, including sustained periods of drought in California and Arizona. The unavailability of water could negatively impact the economy and environment as well as increase greatly the risk of wildfires.
In both 2014 and 2021, the Governor of California proclaimed a Drought State of Emergency. Executive orders issued in connection with these drought emergency proclamations included both voluntary and mandatory restrictions on water use across the state. While most of these emergency orders have been rescinded or expired, the California State Water Resources Control Board (“Water Board”) and the Legislature have passed new regulations and laws restricting water use in anticipation of more frequent drought conditions in the future, including regulations restricting or banning the use of potable water to irrigate decorative grass in commercial, industrial, and institutional areas. Some local jurisdictions and water suppliers are also adopting increasingly strict water conservation measures, such as moratoria on new connections, building standards for water efficient fixtures, and requirements for drought-tolerant landscaping and the use of recycled water. In drier years, the Water Board has also restricted surface water diversions, and the state, federal and local water projects that supply water to local water providers have significantly reduced their water supplies. In addition, development projects may face litigation challenges based on alleged failures to comply with water supply requirements and associated environmental reviews. Further, in 2023, Arizona state officials took steps that may constrain the development of residential subdivisions in certain parts of Phoenix due to concerns over strained water supplies. These and other measures that are instituted to respond to anticipated or future drought conditions in California, Arizona or other areas in which we operate could cause us to incur additional costs. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water supply entitlements for those projects. Drought conditions could also negatively impact the broader economy and environment as well as increase greatly the risk of wildfires.
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
While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. Further, due to rising inflation rates throughout 2022 and 2023, we have experienced and may continue to experience increases in prevailing costs for skilled contractors and subcontractors. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
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
Energy is an important employment sector in our Colorado and Houston markets. A significant decline in oil prices, such as those that have previously occurred, could adversely affect economic conditions in these markets. As a result, demand for our homes may be reduced in these markets and our Financial Performance could be materially and adversely affected.
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

We have established Tri Pointe Solutions, which provides mortgage loans to homebuyers through Tri Pointe Connect, title and escrow services through Tri Pointe Assurance, and property and casualty insurance through Tri Pointe Advantage. The residential mortgage lending, title insurance and property and casualty insurance industries are heavily regulated. Changes to existing laws or regulations or adoption of new laws or regulations could require us to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. In addition, we could be subject to individual or class action litigation alleging violations of these laws and regulations. Any of these could result in substantial costs and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our business. Any of these outcomes could materially and adversely affect our Financial Performance.
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
The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future, particularly in California. For example, in November 2022, pursuant to the Global Warming Solutions Act of 2006 (AB 32), the California Air Resources Board released a final scoping plan that, among other things, proposes to eliminate the installation of natural gas-powered appliances in favor of electric appliances in new residential construction effective in 2026. Further, in August 2021, the California Energy Commission (“CEC”) adopted updates to California’s energy code that, among other things, establish electric-ready requirements for electric heating, cooking and vehicle charging effective January 1, 2023 for new permit applications. Compliance with, or liability under, these and other environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. Further, local and state jurisdictions have adopted regulations that mandate the construction of new homes to increasingly stringent energy efficiency standards or the inclusion in new homes of energy efficient features, such as solar panels. For example, effective January 1, 2020, the CEC mandated the installation of solar panels on all new homes constructed in California. In December 2022, however, the California Public Utilities Commission adopted new rules reducing the compensation provided to homeowners for excess power their solar systems send back to the grid. In the event that this change, or any similar change in any other jurisdiction in which we operate, impacts the ability of our homeowners to bear the cost of solar panels, including pursuant to a lease agreement, or we are otherwise unable to pass along such costs to homebuyers, we may incur additional construction costs to comply with applicable law.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 10% and 19% for the years ended December 31, 2023 and 2022, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or more expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
During the year ended December 31, 2023, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington, as well as the District of Columbia. Additionally, in September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
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
The inflation rate in the United States increased significantly in both 2022 and 2023. Inflation affects us directly by increasing costs of land, raw materials and labor. We may respond to inflation by increasing the sales prices of land or homes in order to offset any such increases in costs, maintain satisfactory margins or realize a satisfactory return on our investment. However, if the market has an oversupply of homes relative to demand, prevailing market prices may prevent us from doing so. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand and the real estate industry generally and which could materially and adversely impact potential homebuyers’ ability to obtain mortgage financing on favorable terms. In such an environment, we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins and returns could decrease. Additionally, if we are required to lower home prices to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Significant inflation, including as a result of efforts by the government to stimulate the economy, could materially and adversely impact our Financial Performance.
Acts of war, terrorism, civil unrest or public health emergencies, including outbreaks of contagious disease, may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities or geopolitical conflict (such as the ongoing wars between Russia and Ukraine and Israel and Hamas, respectively), acts of terrorism (including cyber-terrorism), civil unrest or public health emergencies, including outbreaks of contagious diseases, such as COVID-19 or other major epidemics or pandemics, have caused and may in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, result in sanctions or export controls that could adversely impact our supply chain, cause shortages of building materials, disrupt utilities, increase costs associated with obtaining building materials, increase the price of gasoline and other fuels, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, affect public health and public perception of health risk, or cause economic changes and/or social instability or distress that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.
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
Tri Pointe Connect depends materially on vendors that we do not control.
Tri Pointe Connect materially depends upon third-party vendors, including but not limited to consultants, services, platforms, and technologies, that we do not control. In particular, we rely on a third-party vendor to materially assist Tri Pointe Connect with the infrastructure and expertise required to operate a mortgage lending business. If any of these third-party vendors cease or are unable to provide their services, we would have to obtain similar services from other sources, either within or without our organization, which may not be available on commercially reasonable terms, if at all. Any interruption in the ability of Tri Pointe Connect to offer mortgage financing to our homebuyers may adversely affect our ability to sell or close homes, which could materially and adversely affect our Financial Performance.
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
Tri Pointe Connect will finance its mortgage lending activities through cash on hand as well as the sale of mortgage loans to investors. If Tri Pointe Connect is unable to sell mortgage loans to investors on favorable terms, its ability to originate and sell mortgage loans at competitive prices or at all could be reduced, which would negatively affect our business. In addition, Tri Pointe Connect may depend upon one or more warehouse loan facilities to finance our lending activities. We cannot make any assurances that any available sources will be sufficient to fund Tri Pointe Connect’s mortgage lending activities and/or that Tri Pointe Connect will be able to obtain or renew its warehouse lines on commercially reasonable terms or at all.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $1.1 billion outstanding, net of debt issuance costs, as of December 31, 2023. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
We employ what we believe to be prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Some of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. U.S. interest rates have increased during the last several years and could increase in the future, particularly if inflation increases or remains high. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we may subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms, or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of these events could materially and adversely affect our Financial Performance.
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
On December 19, 2023, our board of directors approved a share repurchase program (the “2024 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2024 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects.
Repurchases pursuant to the 2024 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
We maintain a cybersecurity program that is designed to protect our information, and that of our customers, against cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems. We have implemented a comprehensive risk-based approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Our Risk Assessment Committee, which is comprised of individuals from our information technology, risk management, and internal audit departments, meets periodically to discuss our exposure to cyber risks as well as our efforts to mitigate the potential impact of such risks to our business or otherwise transfer such risk, including through the use of insurance products. Additionally, as part of our risk-based approach to cybersecurity:
•our information technology systems and internal controls undergo annual audit;
•we conduct annual penetration testing in consultation with a third-party consultant to assess any vulnerabilities in our systems and utilize the results to evaluate and remediate any identified issues;
•we perform daily vulnerability scans of all computers within our system;
•we use single sign-on and multi-factor authentication;
•we conduct diligence on, and seek engagements of, sophisticated, cloud-based third-party service providers for critical functions;
•we have implemented a zero-trust security model with group-based access to resources on our network;
•we monitor applicable privacy and data protection laws and regulations and implement changes, as necessary, to remain in compliance;
•we maintain cyber liability and crime insurance policies;
•we maintain immutable backups of the files on our systems to aid in the recovery of our data and for operational continuity, in the event of an incident or incursion; and
•our employees participate in mandatory cybersecurity training, including a recurring cyber-phishing awareness campaign designed to assess our employees’ awareness of and responses to phishing requests.
We also maintain a written Cyber Security Policy that establishes a framework for how we respond to data breaches, cyber attacks, and other security incidents, and discusses our employees’ obligations with respect thereto. We maintain additional policies, including regarding the establishment of physical and environmental security requirements for protection of our information assets and security measures taken to protect privileged accounts with access to critical resources, sensitive data, and system configurations. Further, we have adopted a Cyber Security Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents.
Due to evolving cybersecurity threats, it has been and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Despite ongoing efforts to continued improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats, or incidents or that we will be successful in mitigating the consequences any such incidents. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this report under the heading “Risks Related to Our Business,” which should be read in conjunction with the foregoing information.
Our Board has delegated the primary responsibility to oversee cybersecurity matters to our Audit Committee. Our Board and Audit Committee regularly review the measures implemented to identify and mitigate data protection and cybersecurity risks. As part of such reviews, our Board and Audit Committee receive reports and presentations from team members responsible for overseeing our cybersecurity risk management, including our Chief Information Officer (CIO), which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. We have implemented protocols by which certain cybersecurity incidents are escalated internally and, where appropriate, reported timely to our Board and Audit Committee.
At the management level, our CIO, certain directors on our information technology team, and our director of risk management, in consultation with our senior management team, have broad oversight of our cyber risk management processes. Our information technology team regularly discusses the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.
Through December 31, 2023, the date on which our CIO retired, our CIO, who had extensive cybersecurity knowledge and skills gained from over 25 years of experience in the construction industry, including four years as our CIO, led the team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across our business and reported directly to our Chief Financial Officer. This team, during our search for a new CIO, continues to implement, monitor, and maintain our cybersecurity program and provides reports on cybersecurity threats to management on an ongoing basis. In conjunction with management, this team regularly reviews our risk management measures to identify and mitigate data protection and cybersecurity risks and also works closely with our legal team to oversee compliance with legal, regulatory, and contractual security requirements.

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
Issuer Purchases of Equity Securities
On December 21, 2023, we announced the approval of the 2024 Repurchase Program, which replaced the stock repurchase program that the Board of Directors authorized in February 2023 (the “2023 Repurchase Program”). The 2024 Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2024.
During the three months ended December 31, 2023, under the 2023 Repurchase Program, we repurchased 1,836,177 shares of common stock at an average price of $27.23 for an aggregate dollar amount of $50.0 million. For the year ended December 31, 2023, under the 2023 Repurchase Program, we repurchased 6,301,275 shares of common stock at an average price of $27.68 for an aggregate dollar amount of $174.4 million. All shares repurchased in 2023 were under the 2023 Repurchase Program, leaving $250 million of shares remaining to be purchased under the 2024 Repurchase Program as of December 31, 2023.
Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects.
During the three months ended December 31, 2023, we repurchased the following shares pursuant to our 2023 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2023 to October 31, 2023	574,817	$26.10	574,817	$207,291,224
November 1, 2023 to November 30, 2023	1,250,959	$27.74	1,250,959	$172,595,700
December 1, 2023 to December 31, 2023	10,401	$29.27	10,401	$250,000,000
Total	1,836,177	$27.23	1,836,177
(1) On December 21, 2023, we announced the completion of our 2023 Repurchase Program and approval of the 2024 Repurchase Program, pursuant to which are are authorized to repurchase shares of common stock with an aggregate value of up to $250 million through December 31, 2024.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 29, 2023 (the last trading day of 2023) was $35.40 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 6, 2024, we had 67 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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
Overview and Outlook
In the fourth quarter of 2023, there was a significant shift in mortgage interest rates, initially peaking at cycle-high levels in October and subsequently declining as discussions on projected Federal Reserve policy, inflation, and interest rate expectations evolved. As mortgage rates began descending in November, we observed positive changes in consumer sentiment, with December exhibiting the strongest demand of the quarter. We remain optimistic about many aspects of our business fundamentals, including positive household formations, strong demand from Millennials and Gen-Z buyers, a more stabilized supply chain, and reduced cycle times. While each of these factors contributes to the long-term health of our industry, we are particularly optimistic about the ongoing favorable supply and demand dynamics that structurally support new home demand trends. Moreover, the resale market is constrained as numerous homeowners hold mortgages significantly below prevailing market rates, fostering ongoing strength in the homebuilding sector. The essential nature of housing, coupled with the current shortage in resale competition, reinforces our positive outlook for the future of our industry and Company.
In line with our outlook, we believe that Tri Pointe is strategically positioning itself to capitalize on the anticipated heightened demand resulting from the scarcity of resale supply. We are taking proactive measures to increase our spec inventory, ensuring we are well-prepared to meet the anticipated elevated demand for new homes. Concurrently, our focus extends beyond immediate gains, with a commitment to sustainable growth and enhanced operational efficiency. We are dedicated to expanding our existing market scale, tapping into favorable new market opportunities, and leveraging our strong balance sheet to optimally return capital to stockholders through share repurchases.
In the 2023 fiscal year, we experienced strength in new home order demand, prominently marked by a 40% increase compared to the prior year. This increase can be attributed to heightened demand, evident by our 21% increase in monthly absorption rate to 3.5 for the year, in addition to an 18% increase in our average selling communities. Our ability to successfully open 70 communities helped us achieve a 14% increase in our ending community count to 155. We believe this increase in community count will help us achieve our growth initiatives as the new housing market continues to exhibit favorable fundamentals. During 2023, we delivered 5,274 new homes and generated $3.7 billion in home sales revenue, which resulted in net income available to common stockholders of $343.7 million, or $3.45 per diluted share. We achieved a homebuilding gross margin percentage of 22.3%, and a selling, general and administrative expense as a percentage of home sales revenue of 11.0%. In addition, we ended 2023 with total liquidity of $1.6 billion, including cash and cash equivalents of $869.0 million and $697.7 million of availability under our Credit Facility. We believe our strong balance sheet provides us both flexibility and security as we navigate our business going forward.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Homebuilding:
Home sales revenue	$3,654,035	$4,291,563	$3,955,154
Land and lot sales revenue	12,197	5,108	13,016
Other operations revenue	2,971	2,695	2,619
Total revenues	3,669,203	4,299,366	3,970,789
Cost of home sales	2,838,513	3,160,581	2,972,237
Cost of land and lot sales	12,083	2,075	11,585
Other operations expense	2,894	2,685	2,550
Sales and marketing	184,388	175,005	179,214
General and administrative	217,994	212,504	200,163
Homebuilding income from operations	413,331	746,516	605,040
Equity in (loss) income of unconsolidated entities	(97)	312	(96)
Other income, net	39,446	2,307	525
Homebuilding income before income taxes	452,680	749,135	605,469
Financial Services:
Revenues	46,001	49,167	11,446
Expenses	31,322	25,136	6,292
Equity in income of unconsolidated entities	—	46	15,039
Financial services income before income taxes	14,679	24,077	20,193
Income before income taxes	467,359	773,212	625,662
Provision for income taxes	(118,164)	(190,803)	(156,395)
Net income	349,195	582,409	469,267
Net income attributable to noncontrolling interests	(5,493)	(6,349)	—
Net income available to common stockholders	$343,702	$576,060	$469,267
Earnings per share
Basic	$3.48	$5.60	$4.16
Diluted	$3.45	$5.54	$4.12
Weighted average shares outstanding
Basic	98,679,477	102,898,423	112,836,051
Diluted	99,695,662	104,003,652	113,809,292

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2023			Year Ended December 31, 2022			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	3,528	77.7	3.8	2,725	73.5	3.1	29%	6%	23%
Central	1,707	52.2	2.7	960	32.2	2.5	78%	62%	8%
East	887	17.6	4.2	692	19.0	3.0	28%	(7)%	40%
Total	6,122	147.5	3.5	4,377	124.7	2.9	40%	18%	21%

Net new home orders for the year ended December 31, 2023 increased 40% to 6,122, compared to 4,377 for the prior year. The increase in net new home orders was due to a 21% increase in monthly absorption rate and an 18% increase in average selling communities. Contrasting with the greater volatility of 2022, which initially exhibited strength before significantly decelerating due to the rapid increase in mortgage rates, 2023 exhibited less volatility. With many existing homeowners locked into mortgage rates substantially lower than prevailing rates available in 2023, our industry has benefited from the corresponding decrease in resale competition. As the overall demand environment has been resilient, we believe lower resale supply should continue to provide demand support.
Our West segment reported a 29% increase in net new home orders due to a 23% increase in monthly absorption rates and a 6% increase in average selling communities. Each of our West markets experienced an improved monthly absorption rate in 2023, with each market performing well for the year. Further, we opened 27 communities in our West segment during 2023, which increased our average selling communities and allowed us to generate higher net new home order volume. Our Central segment reported a 78% increase in net new home orders due to a 62% increase in average selling communities and an 8% increase in monthly absorption rates. Our Central segment opened 34 communities and closed out of 9 communities, leading to an increase of 25 active selling communities as of December 31, 2023 compared to the prior-year period. While we experienced community count growth in both Colorado and Texas, all of our net new home order growth came from our Texas markets, with outsized growth coming from Dallas-Fort Worth and Houston. Our East segment reported a 28% increase in net new home orders due to a 40% increase in monthly absorption rates, offset by a 7% decrease in average selling communities. Each of our East markets recorded robust increases in monthly absorption rates in 2023, as demand in the East remains strong. The largest contributor to our growth in net new home orders came from our Charlotte market, which increased by 132 orders compared to the prior-year period.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2023			As of December 31, 2022			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,178	$921,211	$782	836	$735,952	$880	41%	25%	(11)%
Central	754	442,732	587	332	225,989	681	127%	96%	(14)%
East	388	248,171	640	304	202,737	667	28%	22%	(4)%
Total	2,320	$1,612,114	$695	1,472	$1,164,678	$791	58%	38%	(12)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 10% and 19% for the years ended December 31, 2023 and 2022, respectively. The dollar value of backlog was approximately $1.6 billion as of December 31, 2023, an increase of $447.4 million, or 38%, compared to $1.2 billion as of December 31, 2022. This increase was due to an increase in backlog units of 848, or 58%, to 2,320 as of December 31, 2023, compared to 1,472 as of December 31, 2022, offset some by the 12% decrease in average sales price in backlog to $695,000. Our backlog units and dollar value as of December 31, 2022 were adversely affected by the rapid increase in mortgage rates that occurred during the second half of 2022. This factor, combined with consistently stronger new home demand throughout 2023, helped drive the increase in backlog units in 2023.
Backlog dollar value in our West segment increased 25% compared to the prior year as a result of a 41% increase in backlog units, offset by an 11% decrease in average sales price. The increase in backlog units was due primarily to the increase in new order activity experienced during 2023. Backlog dollar value in our Central segment increased 96% compared to the prior year due to a 127% increase in backlog units, offset by a 14% decrease in average sales price. The increase in backlog units was due primarily to the increase in new order activity experienced during 2023. Backlog dollar value in our East segment increased by 22% due to a 28% increase in backlog units, offset by a 4% decrease in average sales price. The increase in backlog units was largely due to the 28% increase in net new home orders due to the improved market conditions in the current-year period.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2023			Year Ended December 31, 2022			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	3,186	$2,408,704	$756	3,900	$2,978,432	$764	(18)%	(19)%	(1)%
Central	1,285	746,752	581	1,448	853,799	590	(11)%	(13)%	(2)%
East	803	498,579	621	715	459,332	642	12%	9%	(3)%
Total	5,274	$3,654,035	$693	6,063	$4,291,563	$708	(13)%	(15)%	(2)%

Home sales revenue decreased $637.5 million, or 15%, to $3.7 billion for the year ended December 31, 2023. The decrease was comprised of $558.6 million due to a 13% decrease in new homes delivered to 5,274 and $79.1 million due to a 2% decrease in the average sales price of homes delivered to $693,000 for the year ended December 31, 2023. The decrease in average sales price was due to the combination of both market mix shifts and higher incentives. The increased usage of incentives in 2023 was due to the impact of higher mortgage rates that materially increased in the second half of 2022 and the corresponding adverse impact on affordability.

Home sales revenue in our West segment decreased 19% due to an 18% decrease in new homes delivered and a 1% decrease in average sales price. The decrease in deliveries was due primarily to a 58% decrease in backlog units to start the current year compared to the prior-year period. The decrease in backlog units to start the current year was partially offset by improvements in construction cycle times, along with a greater focus on spec inventory relative to our build-to-order business. Home sales revenue in our Central segment decreased 13% due to an 11% decrease in new homes delivered and a 2% decrease in average sales price. Similar to our West segment, we started the current-year period with a significantly lower backlog units, down 60% compared to the prior-year period. The decrease in backlog units to start the current year was partially offset by improvements in construction cycle times, along with a greater focus on spec inventory relative to our build-to-order business. Home sales revenue in our East segment increased by 9% due to a 12% increase in new homes delivered, offset by a 3% decrease in average sales price. The increase in new homes delivered was due to increased activity in our Charlotte and Raleigh markets. Deliveries from these markets increased 78% to 616 for the year ended December 31, 2023 compared to 346 for the year ended December 31, 2022.
Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2023	%	2022	%
Home sales revenue	$3,654,035	100.0%	$4,291,563	100.0%
Cost of home sales	2,838,513	77.7%	3,160,581	73.6%
Homebuilding gross margin	815,522	22.3%	1,130,982	26.4%
Add: interest in cost of home sales	116,143	3.2%	106,595	2.5%
Add: impairments and lot option abandonments	14,157	0.4%	8,747	0.2%
Adjusted homebuilding gross margin(1)	$945,822	25.9%	$1,246,324	29.0%
Homebuilding gross margin percentage	22.3%		26.4%
Adjusted homebuilding gross margin percentage(1)	25.9%		29.0%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 22.3% for the year ended December 31, 2023, as compared to 26.4% for the year ended December 31, 2022. The decrease in gross margin percentage was due to a combination of product mix, along with the increased utilization of incentives in the current-year period, as the impact of higher mortgage rates featured more prominently in the current-year period. Due to the weaker market conditions we experienced during the back half of 2022, our backlog leading into 2023 included significantly higher incentives compared to our backlog entering 2022. In addition, despite the difficult market conditions of the second half of 2022, the vast majority of our new home deliveries during 2022 resulted from new home orders taken during a lower mortgage rate environment—as such, our prior-year gross margin benefited from increased demand and our corresponding pricing power during such time. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.9% for the year ended December 31, 2023 compared to 29.0% for the prior year.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
Sales and marketing	$184,388	$175,005	5.0%	4.1%
General and administrative (G&A)	217,994	212,504	6.0%	5.0%
Total sales and marketing and G&A	$402,382	$387,509	11.0%	9.0%

Sales and marketing expense as a percentage of home sales revenue increased to 5.0% for the year ended December 31, 2023 from 4.1% for the year ended December 31, 2022. This increase was primarily driven by the 15% decrease in home sales revenue resulting in diminished utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense increased to $184.4 million for the year ended December 31, 2023 compared to $175.0 million in the prior year. The increase was due largely to an increase in broker commissions.
General and administrative expense as a percentage of home sales revenue increased to 6.0% for the year ended December 31, 2023 from 5.0% for the year ended December 31, 2022. This decrease was the result of lower utilization of leverage on the fixed components of our general and administrative costs as revenue decreased by 15% during the current year. General and administrative expense increased by $5.5 million to $218.0 million for the year ended December 31, 2023 from $212.5 million for the year ended December 31, 2022. The increase in general and administrative expenses is primarily related to higher employee costs.
Total sales and marketing and G&A (“SG&A”) expense increased $14.9 million, or 3.8%, to $402.4 million for the year ended December 31, 2023 from $387.5 million in the prior year. SG&A increased to 11.0% of home sales revenue for the year ended December 31, 2023 from 9.0% for the year ended December 31, 2022.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $147.2 million and $124.5 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest incurred during 2023 was primarily due to the higher utilization of land banking arrangements as a method of acquiring land in staged takedowns. While land banking helps better manage financial and market risk, these arrangements typically involve higher financing interest rates. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the years ended December 31, 2023 and 2022 was income of $39.4 million and $2.3 million, respectively. The current year increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances.
Income Tax
For the year ended December 31, 2023, we have recorded a tax provision of $118.2 million based on an effective tax rate of 25.3%. For the year ended December 31, 2022, we recorded a tax provision of $190.8 million based on an effective tax rate of 24.7%. The difference between our effective tax rate for the years ended December 31, 2023 and 2022 and the federal statutory rate was primarily due to state income tax expense, partially offset by federal energy tax credits.

Financial Services Segment
Gross income from our financial services operations decreased to $14.7 million for the year ended December 31, 2023, compared to $24.1 million for the prior-year. Tri Pointe Connect, which comprises a substantial component of our financial services operations and operated as a joint venture with an established mortgage lender during the year ended December 31, 2023, is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests. Effective January 1, 2024, we acquired the minority interest in this joint venture. Our income from financial services for the years ended December 31, 2023 and 2022, respectively, net of income attributable to noncontrolling interests, was $9.2 million compared to income of $17.7 million for the year ended December 31, 2022. This decrease is due lower home sales revenue, resulting in lower services available for capture, along with a $5.7 million charge related to unused forward commitments.
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

			Increase
	December 31,		(Decrease)
	2023	2022	Amount	%
Lots Owned
West	11,172	12,444	(1,272)	(10)%
Central	5,967	4,862	1,105	23%
East	1,600	1,456	144	10%
Total	18,739	18,762	(23)	—%
Lots Controlled(1)
West	3,867	4,317	(450)	(10)%
Central	5,997	7,099	(1,102)	(16)%
East	3,357	3,616	(259)	(7)%
Total	13,221	15,032	(1,811)	(12)%
Total Lots Owned or Controlled(1)	31,960	33,794	(1,834)	(5)%
______________________________________________

(1)As of December 31, 2023 and 2022, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2023 and 2022, lots controlled for Central include 3,561 and 3,325 lots, respectively, and lots controlled for East include 71 and 141 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2023 decreased 5% from the prior year, driven by a 12% decrease in lots controlled while lots owned remained flat.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Discussion and analysis of our 2022 fiscal year and the year-over-year comparison of our 2022 financial performance to our 2021 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. This omitted information is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview

Our principal uses of capital for the year ended December 31, 2023 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2023, we had $869.0 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2023, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On December 15, 2023, we entered into a Fourth Modification Agreement (the “Fourth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fourth Modification, among other things, amends the Credit Agreement to exclude (i) certain indebtedness of the Company’s financial services subsidiaries for purposes of calculating the Company’s “Leverage Ratio” (as defined in the Credit Agreement), and (ii) the Company’s financial services subsidiaries from the determination of “Consolidated EBITDA” (as defined in the Credit Agreement), as well as any interest obligations of the Company’s financial services subsidiaries, for purposes of calculating the Company’s “Interest Coverage Ratio” (as defined in the Credit Agreement). The Credit Facility (as defined below), consists of a $750 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). Previously, we entered into a Third Modification Agreement on June 29, 2022 (the “Third Modification”) to our Credit Agreement dated as of March 29, 2019. The Third Modification, among other things, (i) increased the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.

We had no outstanding debt under the Revolving Facility as of December 31, 2023 and 2022. As of December 31, 2023, we had $250 million of outstanding debt under the Term Facility with a variable interest rate of 6.5%. As of December 31, 2023 and 2022, there was $5.1 million and $6.5 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.6 million and $1.5 million as of December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, we had outstanding letters of credit of $52.3 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2023, we had $697.7 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2023, the Company had $38.3 million outstanding related to two seller-financed loans. As of December 31, 2022 we had $37.4 million outstanding related to one seller-financed loan. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance, accrues interest at an imputed interest rate of rate of 4.50% per annum. The second seller-financed loan represented $910,000 of the total balance as of December 31, 2023.
Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2023	2023
Consolidated Tangible Net Worth, as defined	$2,851,601	$1,996,143
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	16.5%	≤60%
(Not to exceed 60%)
Interest Coverage Test	4.3	≥1.5
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

As of December 31, 2023, we were in compliance with all of the above financial covenants.

Stock Repurchase Program
On December 21, 2023, we announced the approval of the 2024 Repurchase Program, which replaced our 2023 Repurchase Program. The 2024 Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2024.
During the three months ended December 31, 2023, under the 2023 Repurchase Program, we repurchased 1,836,177 shares of common stock at an average price of $27.23 for an aggregate dollar amount of $50.0 million. For the year ended December 31, 2023, under the 2023 Repurchase Program, we repurchased 6,301,275 shares of common stock at an average price of $27.68 for an aggregate dollar amount of $174.4 million. All shares repurchased in 2023 were under the 2023 Repurchase Program, leaving $250 million of shares remaining to be purchased under the 2024 Repurchase Program as of December 31, 2023.
Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Loans payable	$288,337	$287,427
Senior notes	1,094,249	1,090,624
Total debt	1,382,586	1,378,051
Stockholders’ equity	3,010,958	2,832,389
Total capital	$4,393,544	$4,210,440
Ratio of debt-to-capital(1)	31.5%	32.7%
Total debt	$1,382,586	$1,378,051
Less: Cash and cash equivalents	(868,953)	(889,664)
Net debt	513,633	488,387
Stockholders’ equity	3,010,958	2,832,389
Net capital	$3,524,591	$3,320,776
Ratio of net debt-to-net capital(2)	14.6%	14.7%
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

Cash Flows—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The comparison of cash flows for the years ended December 31, 2023 and 2022 is as follows:
•Net cash provided by operating activities decreased by $249.0 million to $195.3 million in 2023 from cash provided of $444.3 million in 2022. The change was primarily comprised of (i) a decrease in net income to $349.2 million in 2023 compared to $582.4 million in 2022, and (ii) an increase in cash outflow related to real estate inventories of

$49.6 million in 2023, offset by (iii) other normal fluctuations, including changes in other assets, accounts payable, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $26.4 million in 2023 compared to $58.1 million in 2022. The decrease in net cash used in investing activities of $31.7 million was due to an $18.2 million decrease in cash used to purchase property and equipment and a $13.5 million decrease in investments in unconsolidated entities.
•Net cash used in financing activities increased to $189.6 million in 2023 from $178.0 million in 2022. The change was primarily the result of a decrease in net debt borrowing of $36.0 million in 2023 compared to 2022, due to new borrowings related to a seller-financed note in the prior-year period. This was partially offset by a decrease in share repurchases of $28.1 million to $174.6 million in 2023 compared to $202.6 million in 2022.
As of December 31, 2023, our cash and cash equivalents balance was $869.0 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2023, we had $175.5 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.2 billion (net of deposits).
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

As of December 31, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Inflation
The escalating inflation in the U.S. economy that gained traction in 2022 adversely impacted the homebuilding industry, causing increased costs in land, building materials, construction services, warranty repairs, and employee compensation and benefits. In addition, inflation contributed to higher mortgage rates, which significantly affects the affordability of mortgage financing to homebuyers, while also raising the costs of financing new land acquisition, as well as existing land development and construction. Higher interest rates and materials/labor costs may lower gross margins, especially during a period of declining home prices. While above-trend inflation persisted through 2023, it is noteworthy that inflation has exhibited a sustained period of easing, which has provided a degree of relief. While we attempt to pass on cost increases to homebuyers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Mortgage financing operations
Tri Pointe Connect was formed as a joint venture with an established mortgage lender. For the year ended December 31, 2023, the joint venture acted as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting pursuant to which we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests. Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2023, 2022 and 2021, we recorded real estate inventory impairment charges of $11.5 million, zero and $19.6 million, respectively.
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
Related Party Transactions
We had no related party transactions for the years ended December 31, 2023 and 2022, respectively.
Recently Issued Accounting Standards
See Note 1, Organization and Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2023. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility, two seller-financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2023.

	Expected Maturity Date
								Estimated
December 31,	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Weighted average interest rate	—%	—%	—%	6.5%	—%	—%	6.5%
Fixed rate debt	$488,337	$—	$—	$300,000	$350,000	$—	$1,138,337	$1,066,835
Weighted average interest rate	5.9%	—%	—%	5.3%	5.7%	—%	5.6%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
February 22, 2024

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2023 annual meeting of stockholders (the “2024 Proxy Statement”) under the captions “Board of Directors,” “Management,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2024 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required in response to this item is incorporated by reference to our 2024 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2024 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2024 Proxy Statement under the caption “Audit Committee Matters.”

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

10.1
Registration Rights Agreement with respect to 5.875% Senior Notes due 2024, dated as of June 13, 2014, by and among Weyerhaeuser Real Estate Company, CitiGroup Global Markets, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 19, 2014))

10.2
Issuer Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.3
Guarantor Joinder Agreement to Registration Rights Agreement, dated as of July 7, 2014, relating to 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.4
Tax Sharing Agreement, dated as of July 7, 2014, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, and Tri Pointe Homes Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K (filed July 7, 2014))

10.5
First Amendment to Tax Sharing Agreement, dated as of July 7, 2015, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.6
Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.7
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Tri Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.8
Modification Agreement, dated as of October 30, 2020, among Tri Pointe Homes, Inc., U.S. Bank National Association and the lenders party to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

10.9
Second Modification Agreement, dated as of June 10, 2021, among Tri Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 11, 2021))

10.10
Third Modification Agreement, dated as of June 29, 2022, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 30, 2022))

10.11
Fourth Modification Agreement, dated as of December 15, 2023, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 19, 2023))

10.12†	Weyerhaeuser Real Estate Company 2004 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.13†	Weyerhaeuser Real Estate Company 2013 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (filed July 16, 2014))

10.14†	2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (Amendment No. 1, filed Jan. 9, 2013))

10.15†	Amendment No. 1 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

10.16†	Amendment No. 2 to 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed June 23, 2014))

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

10.18†	Amendment No. 4 to Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.19†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.20†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.21†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10‑K (filed February 19, 2020))

10.22†	Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2022))

10.23†	Form of Performance-Based Restricted Stock Unit Award Agreement (Stock Price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.24†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.25†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.26†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

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

10.35†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.36†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.37†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.38†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.39†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

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

10.42†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

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

10.45†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.46†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.47†
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

10.49†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

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

10.52†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.53†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.54†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.55†
Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.56†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.57†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.58†
Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.59†
Executive Employment Agreement dated as of March 20, 2019 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.60†
Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.61†
Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.62†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

97†	Tri Pointe Homes, Inc. Clawback Policy

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2023, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Warranty Reserves
Description of the Matter
At December 31, 2023, the Company’s warranty reserves balance was $107.0 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company’s warranty reserves represent estimated future costs that are based on an actuarial analysis that uses the Company’s historical claim and expense data, as well as industry data.

Auditing management’s warranty reserves is complex and judgmental due to the use of an actuarial valuation model that applies complex methods and requires key assumptions such as weighting of industry data, claim frequencies, severities and resolution patterns. Management’s warranty reserve is sensitive to changes in these key assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty reserves review process. For example, we tested controls over the Company’s review of the key assumptions, including the weighting of industry data, compared to historical claim and expense data.

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
Irvine, California
February 22, 2024

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$868,953	$889,664
Receivables, net	224,636	169,449
Real estate inventories	3,337,483	3,173,849
Investments in unconsolidated entities	131,824	129,837
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	37,996	34,851
Other assets	157,093	165,687
Total assets	$4,914,588	$4,719,940
Liabilities
Accounts payable	$64,833	$62,324
Accrued expenses and other liabilities	453,531	443,034
Loans payable	288,337	287,427
Senior notes, net	1,094,249	1,090,624
Total liabilities	1,900,950	1,883,409
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 95,530,512 and 101,017,708 shares issued and outstanding at December 31, 2023 and 2022, respectively	955	1,010
Additional paid-in capital	—	3,685
Retained earnings	3,010,003	2,827,694
Total stockholders’ equity	3,010,958	2,832,389
Noncontrolling interests	2,680	4,142
Total equity	3,013,638	2,836,531
Total liabilities and equity	$4,914,588	$4,719,940
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Homebuilding:
Home sales revenue	$3,654,035	$4,291,563	$3,955,154
Land and lot sales revenue	12,197	5,108	13,016
Other operations revenue	2,971	2,695	2,619
Total revenues	3,669,203	4,299,366	3,970,789
Cost of home sales	2,838,513	3,160,581	2,972,237
Cost of land and lot sales	12,083	2,075	11,585
Other operations expense	2,894	2,685	2,550
Sales and marketing	184,388	175,005	179,214
General and administrative	217,994	212,504	200,163
Homebuilding income from operations	413,331	746,516	605,040
Equity in (loss) income of unconsolidated entities	(97)	312	(96)
Other income, net	39,446	2,307	525
Homebuilding income before income taxes	452,680	749,135	605,469
Financial Services:
Revenues	46,001	49,167	11,446
Expenses	31,322	25,136	6,292
Equity in income of unconsolidated entities	—	46	15,039
Financial services income before income taxes	14,679	24,077	20,193
Income before income taxes	467,359	773,212	625,662
Provision for income taxes	(118,164)	(190,803)	(156,395)
Net income	349,195	582,409	469,267
Net income attributable to noncontrolling interests	(5,493)	(6,349)	—
Net income available to common stockholders	$343,702	$576,060	$469,267
Earnings per share
Basic	$3.48	$5.60	$4.16
Diluted	$3.45	$5.54	$4.12
Weighted average shares outstanding
Basic	98,679,477	102,898,423	112,836,051
Diluted	99,695,662	104,003,652	113,809,292
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	121,882,778	$1,219	$345,137	$1,886,181	$2,232,537	$12	$2,232,549
Net income	—	—	—	469,267	469,267	—	469,267
Shares issued under share-based awards, net	825,161	8	5,549	—	5,557	—	5,557
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	(4,636)	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	—	20,941	—	20,941	—	20,941
Share repurchases	(13,063,465)	(131)	(275,914)	—	(276,045)	—	(276,045)
Balance at December 31, 2021	109,644,474	1,096	91,077	2,355,448	2,447,621	12	2,447,633
Net income	—	—	—	576,060	576,060	6,349	582,409
Shares issued under share-based awards	769,615	8	1,670	—	1,678	—	1,678
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,112)	—	(9,112)	—	(9,112)
Stock-based compensation expense	—	—	18,780	—	18,780	—	18,780
Share repurchases	(9,396,381)	(94)	(202,544)	—	(202,638)	—	(202,638)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,464)	(2,464)
Reclass the negative APIC to retained earnings	—	—	103,814	(103,814)	—	245	245
Balance at December 31, 2022	101,017,708	1,010	3,685	2,827,694	2,832,389	4,142	2,836,531
Net income	—	—	—	343,702	343,702	5,493	349,195
Shares issued under share-based awards	814,079	8	862	—	870	—	870
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,806)	—	(9,806)	—	(9,806)
Stock-based compensation expense		—	19,919	—	19,919	—	19,919
Share repurchases	(6,301,275)	(63)	(176,053)	—	(176,116)	—	(176,116)
Distributions to noncontrolling interests, net	—	—	—	—	—	(6,955)	(6,955)
Reclass the negative APIC to retained earnings	—	—	161,393	(161,393)	—	—	—
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$349,195	$582,409	$469,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,852	28,010	32,421
Equity in loss (income) of unconsolidated entities, net	97	(358)	(14,943)
Deferred income taxes, net	(3,145)	22,245	(9,571)
Amortization of stock-based compensation	19,919	18,780	20,941
Charges for impairments and lot option abandonments	14,157	8,747	20,838
Changes in assets and liabilities:
Real estate inventories	(172,726)	(123,147)	(161,010)
Receivables	(55,187)	(52,453)	(53,445)
Other assets	5,434	(6,510)	20,980
Accounts payable	2,509	(22,530)	5,164
Accrued expenses and other liabilities	8,156	(13,170)	74,344
Returns on investments in unconsolidated entities, net	—	2,253	14,547
Net cash provided by operating activities	195,261	444,276	419,533
Cash flows from investing activities:
Purchases of property and equipment	(25,376)	(43,623)	(29,489)
Proceeds from sale of property and equipment	—	—	2
Investments in unconsolidated entities, net	(1,042)	(14,500)	(42,644)
Net cash used in investing activities	(26,418)	(58,123)	(72,131)
Cash flows from financing activities:
Borrowings from debt	910	112,427	—
Repayment of debt	—	(75,504)	(8,475)
Debt issuance costs	(14)	(2,404)	(3,570)
Distributions to noncontrolling interests	(6,955)	(2,464)	—
Proceeds from issuance of common stock under share-based awards	870	1,678	5,557
Tax withholding paid on behalf of employees for share-based awards	(9,806)	(9,112)	(4,636)
Share repurchases	(174,559)	(202,638)	(276,045)
Net cash used in financing activities	(189,554)	(178,017)	(287,169)
Net (decrease) increase in cash and cash equivalents	(20,711)	208,136	60,233
Cash and cash equivalents - beginning of year	889,664	681,528	621,295
Cash and cash equivalents - end of year	$868,953	$889,664	$681,528
 See accompanying notes.

TRI POINTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington, and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. As of December 31, 2023, we had not yet commenced significant operations in this market.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2023 and 2022 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage financing operations
For the year ended December 31, 2023, the joint venture acted as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originate through Tri Pointe Connect. From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for under the equity method of accounting pursuant to which we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. Under the equity method of accounting, Tri Pointe Connect activity appeared as equity in income of unconsolidated entities under the Financial Services section of our consolidated statements of operations. Beginning in the fiscal year ended December 31, 2022, Tri Pointe Connect is fully consolidated under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests. Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. For the years ended December 31, 2023, 2022 and 2021, we recorded real estate inventory impairment charges of $11.5 million, zero and $19.6 million, respectively.
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
New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

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
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado and Texas
East Region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. As of December 31, 2023, we had not yet commenced significant operations in this market.
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
Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
West	$2,413,318	$2,983,630	$2,909,429
Central	757,303	856,034	671,199
East	498,582	459,702	390,161
Total homebuilding revenues	3,669,203	4,299,366	3,970,789
Financial services	46,001	49,167	11,446
Total	$3,715,204	$4,348,533	$3,982,235

Income (loss) before taxes
West	$313,963	$582,438	$497,593
Central	81,222	118,533	73,381
East	57,495	48,164	34,495
Total homebuilding income before taxes	452,680	749,135	605,469
Financial services	14,679	24,077	20,193
Total	$467,359	$773,212	$625,662

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2023	December 31, 2022
Real estate inventories
West	$2,209,113	$2,258,606
Central	762,051	598,700
East	366,319	316,543
Total	$3,337,483	$3,173,849

Total assets(1)
West	$2,557,608	$2,552,121
Central	947,200	761,082
East	421,630	376,129
Corporate	941,824	978,748
Total homebuilding assets	4,868,262	4,668,080
Financial services	46,326	51,860
Total	$4,914,588	$4,719,940
(1) Total assets as of December 31, 2023 and 2022 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of December 31, 2023 and 2022 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Income available to common stockholders	$343,702	$576,060	$469,267
Denominator:
Basic weighted-average shares outstanding	98,679,477	102,898,423	112,836,051
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,016,185	1,105,229	973,241
Diluted weighted-average shares outstanding	99,695,662	104,003,652	113,809,292
Earnings per share
Basic	$3.48	$5.60	$4.16
Diluted	$3.45	$5.54	$4.12
Antidilutive stock options not included in diluted earnings per share	2,939,126	1,590,509	1,904,089

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Escrow proceeds and other accounts receivable, net	$158,622	$113,082
Warranty insurance receivable (Note 13)	66,014	56,367
Total receivables	$224,636	$169,449

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 and $472,000 as of December 31, 2023 and 2022, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Real estate inventories owned:
Homes completed or under construction	$1,402,762	$1,293,681
Land under development	1,299,074	1,279,394
Land held for future development	153,615	140,725
Model homes	306,565	231,157
Total real estate inventories owned	3,162,016	2,944,957
Real estate inventories not owned:
Land purchase and land option deposits	175,467	228,892
Total real estate inventories not owned	175,467	228,892
Total real estate inventories	$3,337,483	$3,173,849

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest incurred	$147,169	$124,529	$92,783
Interest capitalized	(147,169)	(124,529)	(92,783)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$191,411	$173,563	$182,228
Interest capitalized as a cost of inventory	147,169	124,529	92,783
Interest previously capitalized as a cost of inventory, included in cost of sales	(116,933)	(106,681)	(101,448)
Capitalized interest in ending inventory	$221,647	$191,411	$173,563

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Real estate inventory impairments	$11,500	$—	$19,600
Land and lot option abandonments and pre-acquisition costs	2,657	8,747	1,238
Total	$14,157	$8,747	$20,838

During the year ended December 31, 2023, we recorded a real estate inventory impairment charge of $11.5 million related to one community in the West segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The discount rate used to calculate fair value was 10%. We did not incur any impairment charges during the year ended December 31, 2022. During the year ended December 31, 2021, we recorded a real estate inventory impairment charge of $19.6 million related to one community in the West segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The discount rate used to calculate fair value was 12%.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2023, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2023	2022
Assets
Cash	$35,308	$34,556
Receivables	38,839	30,893
Real estate inventories	450,097	458,121
Other assets	27,632	7,751
Total assets	$551,876	$531,321
Liabilities and equity
Debt obligations and other liabilities	$155,616	$149,172
Company’s equity	131,824	129,837
Outside interests’ equity	264,436	252,312
Total liabilities and equity	$551,876	$531,321

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

As of December 31, 2023 and 2022, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At December 31, 2023 and 2022, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $125.9 million and $138.8 million, respectively.
Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales	$99,494	$27,444	$48,416
Other operating expense	(100,135)	(27,572)	(26,295)
Other expense	438	(11)	(4)
Net (loss) income	$(203)	$(139)	$22,117
Company’s equity in (loss) income of unconsolidated entities	$(97)	$358	$14,943

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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2023		December 31, 2022
	Deposits	Remaining Purchase Price	Deposits	Remaining Purchase Price
Unconsolidated VIEs	$159,164	$1,017,791	$207,846	$1,129,369
Other land option agreements	16,303	189,007	21,046	210,964
Total	$175,467	$1,206,798	$228,892	$1,340,333

Unconsolidated VIEs represent VIEs for which the Company’s land option agreement represents a variable interest in the VIE and the Company was not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $9.5 million and $13.8 million as of December 31, 2023 and 2022, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

Tri Pointe Connect Joint Venture
For the year ended December 31, 2023, Tri Pointe Connect was a joint venture that acted as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operated, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originated through Tri Pointe Connect.
From inception and through the fiscal year ended December 31, 2021, Tri Pointe Connect was accounted for as an unconsolidated entity pursuant to which we recorded a percentage of income earned by Tri Pointe Connect based on our ownership percentage in this joint venture. During the first quarter of 2022, a reconsideration event under ASC 810 occurred that gave us the ability to direct the activities of the joint venture that most significantly affect the entity’s economic performance. Based on our reassessment under ASC 810, we concluded that Tri Pointe Connect is a VIE and we are the primary beneficiary based on our controlling financial interest. As a result, beginning in January 2022, Tri Pointe Connect is accounted for as a consolidated VIE under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests. As of December 31, 2023, the accompanying consolidated balance sheets included the carrying value of the VIE’s assets of $3.0 million of cash and $9.8 million of other assets, accrued expenses and other liabilities of $5.2 million, and noncontrolling interests of $2.7 million. As of December 31, 2022, the accompanying consolidated balance sheets included the carrying value of the VIE’s assets of $6.5 million of cash and $11.9 million of other assets, accrued expenses and other liabilities of $6.6 million, and noncontrolling interests of $4.1 million.

Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company. In connection with this transaction, Tri Pointe Connect will transition to a mortgage lending entity that will act as a preferred mortgage lender to our homebuyers in all of the markets in which we operate and provide mortgage financing by utilizing its own funds and funds made available pursuant to a credit facility with third party lenders. We intend to sell all of the loans we originate in the secondary market within a short period of time after origination.

8.    Goodwill and Other Intangible Assets
As of December 31, 2023 and December 31, 2022, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of December 31, 2023 and December 31, 2022, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2023.
For our West, Central and East reporting units, we performed a qualitative assessment to determine whether it is more likely than not that their fair value is less than their carrying amount. Upon completion of the October 1, 2023 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2023, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2023, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value.
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

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$8,462	$19,172
Refundable fees and other deposits	8,726	5,226
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs	5,089	6,515
Operating properties and equipment, net	66,284	67,430
Lease right-of-use assets	66,404	65,217
Other	936	935
Total	$157,093	$165,687

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and related costs	$68,575	$60,682
Warranty reserves (Note 13)	106,993	104,375
Estimated cost for completion of real estate inventories	108,175	108,072
Customer deposits	43,991	42,027
Accrued income taxes payable	23,138	17,280
Accrued interest	8,470	9,351
Other tax liabilities	2,976	4,099
Lease liabilities	78,782	77,728
Other	12,431	19,420
Total	$453,531	$443,034

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(5,751)	(9,376)
Total	$1,094,249	$1,090,624
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
As of December 31, 2023 and December 31, 2022 there was $5.2 million and $7.8 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $3.2 million as of both December 31, 2023 and 2022, respectively.
Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Term loan facility	$250,000	$250,000
Seller-financed loans	38,337	37,427
Total	$288,337	$287,427
On December 15, 2023, we entered into a Fourth Modification Agreement (the “Fourth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fourth Modification, among other things, amends the Credit Agreement to exclude (i) certain indebtedness of the Company’s financial services subsidiaries for purposes of calculating the Company’s “Leverage Ratio” (as defined in the Credit Agreement), and (ii) the Company’s financial services subsidiaries from the determination of “Consolidated EBITDA” (as defined in the Credit Agreement), as well as any interest obligations of the Company’s financial services subsidiaries, for purposes of calculating the Company’s “Interest Coverage Ratio” (as defined in the Credit Agreement). The Credit Facility (as defined below), consists of a $750 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). Previously, we entered into a Third Modification Agreement on June 29, 2022 (the “Third Modification”) to our Credit Agreement dated as of March 29, 2019. The Third Modification, among other things, (i) increased the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $650.0 million to $750.0 million, (ii) increased the sublimit for issuance of letters of credit under the Revolving Facility from $100 million to $150 million and (iii) extended the maturity date of both the Revolving Facility and term loan facility (the “Term Facility”) under the Credit Agreement to June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
We had no outstanding debt under the Revolving Facility as of December 31, 2023 and 2022. As of December 31, 2023, we had $250 million outstanding debt under the Term Facility with a variable interest rate of 6.5%. As of December 31, 2023 and 2022, there was $5.1 million and $6.5 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.6 million and $1.5 million as of December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, we had outstanding letters of credit of $52.3 million and $58.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2023, we had $697.7 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.

As of December 31, 2023, the Company had $38.3 million outstanding related to two seller-financed loans. As of December 31, 2022 we had $37.4 million outstanding related to one seller-financed loan. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance, accrues interest at an imputed interest rate of rate of 4.5% per annum. The second seller-financed loan represented $910,000 of the total balance as of December 31, 2023.
Interest Incurred
During the years ended December 31, 2023 and 2022, the Company incurred interest of $147.2 million and $124.5 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2023 and 2022, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $5.1 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively. Accrued interest related to all outstanding debt at December 31, 2023 and 2022 was $8.5 million and $9.4 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2023 and December 31, 2022.

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
A summary of assets and liabilities at December 31, 2023 and 2022, related to our financial instruments, measured at fair value for disclosure purposes on a recurring basis, is set forth below (in thousands):

		December 31, 2023		December 31, 2022
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$1,099,489	$1,066,835	$1,098,425	$1,040,750
Term loan (2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller-financed loans (3)	Level 2	$38,337	$38,337	$37,427	$37,427
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $5.2 million and $7.8 million as of December 31, 2023 and 2022, respectively. The estimated fair value of our Senior Notes at December 31, 2023 and 2022 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2023 and 2022 approximated book value due to the variable interest rate terms of these loans.

(3)The estimated fair value of our seller-financed loans as of December 31, 2023 and 2022 approximated book value due to the short term nature of these loans.
At December 31, 2023 and 2022, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2023		Year Ended December 31, 2022
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$11,500	$39,970	$—	$—

(1)Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented. Fair Value Net of Impairment represents the fair value of the real estate inventories, net of the impairment charge, as of the date that the fair value measurements were made. The carrying value for these real estate inventories subsequently changed from the fair value reflected due to activity that occurred since the measurement date.
The impairment charge recorded during the year ended December 31, 2023 related to one community in the West segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of both December 31, 2023 and December 31, 2022.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $66.0 million and $56.4 million as of December 31, 2023 and 2022, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Warranty reserves, beginning of period	$104,375	$103,976	$94,475
Warranty reserves accrued	42,593	25,303	33,899
Warranty expenditures	(39,975)	(24,904)	(24,398)
Warranty reserves, end of period	$106,993	$104,375	$103,976

Performance Bonds
We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2023 and December 31, 2022, the Company had outstanding surety bonds totaling $697.2 million and $710.8 million, respectively. As of December 31, 2023 and December 31, 2022, our estimated cost to complete obligations related to these surety bonds was $435.9 million and $443.7 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2023, 2022 and 2021, lease expense was $10.3 million, $9.8 million and $9.5 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year ended December 31, 2021
Lease Cost
Operating lease cost (included in SG&A expense)	$10,314	$9,776	$9,482
Ground lease cost (included in other operations expense)	2,893	2,654	2,538
Sublease income, ground leases (included in other operations revenue)	(2,935)	(2,693)	(2,576)
Net lease cost	$10,272	$9,737	$9,444

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$9,754	$7,994	$9,557
Ground lease cash flows (included in operating cash flows)	$2,654	$2,654	$2,538
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,016	$1,662	$31,245

	December 31, 2023	December 31, 2022
Weighted-average discount rate:
Operating leases	4.9%	4.7%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.3	7.0
Ground leases	44.4	45.3
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2024	$10,353	$3,237
2025	10,157	3,237
2026	8,847	3,237
2027	8,063	3,237
2028	7,846	3,237
Thereafter	13,824	75,403
Total operating lease payments	$59,090	$91,588
Less: Interest	8,328	63,568
Present value of operating lease liabilities	$50,762	$28,020
(1)    Ground leases are fully subleased through 2041, representing $57.7 million of the $91.6 million future ground lease obligations.

Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work at the land seller’s expense even if we terminate the option to procure land or lots. As of December 31, 2023, we had $175.5 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $1.2 billion (net of deposits).

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

As of December 31, 2023, there were 6,071,952 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total stock-based compensation	$19,919	$18,780	$20,941

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2023, total unrecognized stock-based compensation related to all stock-based awards was $42.4 million and the weighted average term over which the expense was expected to be recognized was 2.2 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	159,255	$15.08	0.9	$565
Granted	—	—	—	—
Exercised	(93,212)	$14.59	—	—
Forfeited	—	$—	—	—
Options outstanding at December 31, 2023	66,043	$15.76	0.2	$1,297
Options exercisable at December 31, 2023	66,043	$15.76	0.2	$1,297

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $347,553, and $2.4 million, respectively. There were no stock option awards granted during the years ended December 31, 2023, 2022 and 2021.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs at December 31, 2022	3,679,521	$19.93	$68,402
Granted	1,609,111	$26.14	—
Vested	(1,174,745)	$19.22	—
Forfeited	(224,507)	$19.28	—
Nonvested RSUs at December 31, 2023	3,889,380	$22.71	$88,336

The total intrinsic value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $26.8 million, $23.9 million, and $13.7 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2023, 2022 and 2021 was $29.0 million, $33.9 million, and $29.3 million, respectively.
On February 22, 2023, the Company granted an aggregate of 504,551, time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 22, 2023 was measured using a price of $23.21 per share per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2023, the Company granted an aggregate of 704,408 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, Chief Human Resources Officer and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the Company or the applicable Company division, and (ii) 50% to pre-tax earnings of the Company or the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2023 to December 31, 2025. The fair value of these performance-based RSUs was measured using a price of $23.21, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
On December 26, 2023, the Company granted an aggregate of 364,215 time-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, and Chief Human Resources Officer. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on December 26, 2023 was measured using a price of $35.83 per share per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

For the twelve months ended December 31, 2023, the Company granted an aggregate of 6,787 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$97,436	$142,045	$130,700
State	23,873	26,513	35,266
Total current taxes	121,309	168,558	165,966
Deferred:
Federal	(5,926)	8,812	(8,771)
State	2,781	13,433	(800)
Total deferred taxes	(3,145)	22,245	(9,571)
Total income tax expense	$118,164	$190,803	$156,395

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Taxes at the U.S. federal statutory rate	$98,122	$162,371	$131,373
State income taxes, net of federal tax impact	20,138	32,262	27,234
Non-deductible transaction costs	—	49	136
Federal energy credits	(3,760)	(5,487)	(5,429)
Other, net	3,664	1,608	3,081
Total income tax expense	$118,164	$190,803	$156,395
Effective income tax rate	25.3%	24.7%	25.0%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Impairment and other valuation reserves	$16,733	$21,832
Incentive compensation	11,512	9,923
Indirect costs capitalized	19,857	13,204
Operating lease liability	19,401	19,413
Net operating loss carryforwards (state)	—	1,629
State taxes	5,092	5,699
Other costs and expenses	10,851	12,524
Gross deferred tax assets	83,446	84,224
Valuation allowance	(3,372)	(3,413)
Deferred tax assets, net of valuation allowance	80,074	80,811
Deferred tax liabilities:
Interest capitalized	(3,355)	(5,340)
Basis difference in inventory	(5,302)	(5,523)
Fixed assets	(12,896)	(14,281)
Intangibles	(4,200)	(4,227)
Operating lease asset	(15,847)	(15,883)
Deferred financing costs	(394)	(507)
Other	(84)	(199)
Deferred tax liabilities	(42,078)	(45,960)
Net deferred tax assets	$37,996	$34,851
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
As of December 31, 2023, the Company did not have any federal or state net operating loss carryforwards. As of December 31, 2023 and 2022, we had a valuation allowance on our deferred tax assets of $3.4 million. The valuation allowance as of December 31, 2023 and 2022 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2019 to 2022 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. We did not have any unrecognized tax benefits as of December 31, 2023 and 2022. The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company did not record any income tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2023, 2022 and 2021.

16.    Related Party Transactions
We had no related party transactions for the years ended December 31, 2023, 2022 or 2021.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(4,184)	$(7,868)	$(10,616)
Income taxes paid, net	$115,115	$186,145	$144,508
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$1,557	$—	$—
Amortization of senior note discount capitalized to real estate inventory	$1,064	$997	$935
Amortization of deferred loan costs capitalized to real estate inventory	$4,001	$3,709	$3,494

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 22, 2024
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 22, 2024
Lawrence B. Burrows

/s/ Constance B. Moore	Director	February 22, 2024
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 22, 2024
Vicki D. McWilliams

/s/ R. Kent Grahl	Director	February 22, 2024
R. Kent Grahl