Form 10-Q
period 2024-03-31
Tri Pointe Homes, Inc.
filed 2024-04-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
94,877,377 shares of the registrant's common stock were issued and outstanding as of April 16, 2024.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$943,998	$868,953
Receivables	125,133	224,636
Real estate inventories	3,422,883	3,337,483
Investments in unconsolidated entities	124,723	131,824
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	37,996	37,996
Other assets	158,639	157,093
Total assets	$4,969,975	$4,914,588
Liabilities
Accounts payable	$51,736	$64,833
Accrued expenses and other liabilities	485,052	453,531
Loans payable	288,337	288,337
Senior notes, net	1,095,192	1,094,249
Total liabilities	1,920,317	1,900,950

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 94,877,377 and 95,530,512 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	949	955
Additional paid-in capital	—	—
Retained earnings	3,048,697	3,010,003
Total stockholders’ equity	3,049,646	3,010,958
Noncontrolling interests	12	2,680
Total equity	3,049,658	3,013,638
Total liabilities and equity	$4,969,975	$4,914,588

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Homebuilding:
Home sales revenue	$918,353	$768,405
Land and lot sales revenue	7,068	1,706
Other operations revenue	787	674
Total revenues	926,208	770,785
Cost of home sales	707,304	588,118
Cost of land and lot sales	5,757	1,443
Other operations expense	765	665
Sales and marketing	50,224	41,862
General and administrative	51,328	46,366
Homebuilding income from operations	110,830	92,331
Equity in income of unconsolidated entities	57	227
Other income, net	15,226	7,604
Homebuilding income before income taxes	126,113	100,162
Financial Services:
Revenues	13,194	8,876
Expenses	8,727	5,831
Financial services income before income taxes	4,467	3,045
Income before income taxes	130,580	103,207
Provision for income taxes	(31,584)	(27,350)
Net income	98,996	75,857
Net income attributable to noncontrolling interests	59	(1,115)
Net income available to common stockholders	$99,055	$74,742
Earnings per share
Basic	$1.04	$0.74
Diluted	$1.03	$0.73
Weighted average shares outstanding
Basic	95,232,315	101,019,253
Diluted	95,846,756	101,706,438

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income		—	—	99,055	99,055	(59)	98,996
Shares issued under share-based awards	789,650	8	1,033	—	1,041	—	1,041
Tax withholding paid on behalf of employees for share-based awards	—	—	(16,572)	—	(16,572)	—	(16,572)
Stock-based compensation expense	—	—	6,679	—	6,679	—	6,679
Share repurchases, including excise tax	(1,442,785)	(14)	(50,233)	—	(50,247)	—	(50,247)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	60,361	(60,361)	—	—	—
Balance at March 31, 2024	94,877,377	$949	$—	$3,048,697	$3,049,646	$12	$3,049,658

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	74,742	74,742	1,115	75,857
Shares issued under share-based awards	729,094	7	225	—	232	—	232
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,780)	—	(9,780)	—	(9,780)
Stock-based compensation expense	—	—	3,861		3,861		3,861
Share repurchases	(1,574,575)	(15)	(37,806)	—	(37,821)	—	(37,821)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,395)	(2,395)
Reclass the negative APIC to retained earnings	—	—	39,815	(39,815)	—	—	—
Balance at March 31, 2023	100,172,227	$1,002	$—	$2,862,621	$2,863,623	$2,862	$2,866,485

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$98,996	$75,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,327	7,054
Equity in income of unconsolidated entities, net	(57)	(227)
Amortization of stock-based compensation	6,679	3,861
Charges for impairments and lot option abandonments	402	717
Gain on increase in carrying amount of investment	3,495	—
Changes in assets and liabilities:
Real estate inventories	(84,500)	31,965
Receivables	99,503	28,373
Other assets	(5,809)	(429)
Accounts payable	(13,097)	(4,780)
Accrued expenses and other liabilities	31,805	(6,752)
Net cash provided by operating activities	144,744	135,639
Cash flows from investing activities:
Purchases of property and equipment	(6,417)	(6,501)
Proceeds from investment	717	—
Net investments in unconsolidated entities	(8,213)	(2,951)
Distributions from unconsolidated entities	13,650	—
Net cash used in investing activities	(263)	(9,452)
Cash flows from financing activities:
Distributions to noncontrolling interests	(3,877)	(2,395)
Proceeds from issuance of common stock under share-based awards	1,041	232
Tax withholding paid on behalf of employees for share-based awards	(16,572)	(9,780)
Share repurchases, excluding excise tax	(50,028)	(37,610)
Net cash used in financing activities	(69,436)	(49,553)
Net increase in cash and cash equivalents	75,045	76,634
Cash and cash equivalents–beginning of period	868,953	889,664
Cash and cash equivalents–end of period	$943,998	$966,298

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, and Washington, and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area of North and South Carolina. As of March 31, 2024, we had not yet commenced significant homebuilding operations in these new markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of March 31, 2024 and December 31, 2023 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage financing operations
For the year ended December 31, 2023, our Tri Pointe Connect mortgage operations were conducted through a joint venture with an established mortgage lender. Tri Pointe Connect acted as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originated through Tri Pointe Connect. For the year ended December 31, 2023, Tri Pointe Connect was fully consolidated in accordance with Accounting Standards Topic 810 (“ASC 810”), Consolidation, under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.
Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company. In connection with this transaction, Tri Pointe Connect will transition to a mortgage lending entity that will act as a preferred mortgage lender to our homebuyers in all of the markets in which we operate and provide mortgage financing by utilizing its own funds and funds made available pursuant to a credit facility with third party lenders. We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. Tri Pointe Connect will retain the ability to act as a mortgage loan broker for our homebuyers that originate loans with third party lenders.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. As of March 31, 2024, we had not yet commenced significant operations in this new Central segment market, however we have controlled lots within this market. Subsequent to March 31, 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area of North and South Carolina. Our operations in Orlando and the Coastal Carolinas will be reported within our East segment.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
West	$553,591	$480,941
Central	274,223	166,140
East	98,394	123,704
Total homebuilding revenues	926,208	770,785
Financial services	13,194	8,876
Total	$939,402	$779,661

Income before income taxes
West	$72,859	$72,911
Central	43,293	13,939
East	9,961	13,312
Total homebuilding income before income taxes	126,113	100,162
Financial services	4,467	3,045
Total	$130,580	$103,207

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate inventories
West	$2,235,876	$2,209,113
Central	772,857	762,051
East	414,150	366,319
Total	$3,422,883	$3,337,483

Total assets(1)
West	$2,513,529	$2,557,608
Central	934,029	947,200
East	466,633	421,630
Corporate	998,385	941,824
Total homebuilding assets	4,912,576	4,868,262
Financial services	57,399	46,326
Total	$4,969,975	$4,914,588
__________
(1)    Total assets as of March 31, 2024 and December 31, 2023 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2024 and December 31, 2023 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income available to common stockholders	$99,055	$74,742
Denominator:
Basic weighted-average shares outstanding	95,232,315	101,019,253
Effect of dilutive shares:
Stock options and unvested restricted stock units	614,441	687,185
Diluted weighted-average shares outstanding	95,846,756	101,706,438
Earnings per share
Basic	$1.04	$0.74
Diluted	$1.03	$0.73
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,510,864	2,671,754

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Escrow proceeds and other accounts receivable, net	$59,120	$158,622
Warranty insurance receivable (Note 13)	66,013	66,014
Total receivables	$125,133	$224,636

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both March 31, 2024 and December 31, 2023.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Real estate inventories owned:
Homes completed or under construction	$1,526,569	$1,402,762
Land under development	1,255,357	1,299,074
Land held for future development	154,279	153,615
Model homes	308,721	306,565
Total real estate inventories owned	3,244,926	3,162,016
Real estate inventories not owned:
Land purchase and land option deposits	177,957	175,467
Total real estate inventories not owned	177,957	175,467
Total real estate inventories	$3,422,883	$3,337,483

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest incurred	$36,156	$37,479
Interest capitalized	(36,156)	(37,479)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$221,647	$191,411
Interest capitalized as a cost of inventory	36,156	37,479
Interest previously capitalized as a cost of inventory, included in cost of sales	(30,846)	(20,251)
Capitalized interest in ending inventory	$226,957	$208,639

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	402	717
Total	$402	$717
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

6.    Investments in Unconsolidated Entities
As of March 31, 2024, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Cash	$37,061	$35,308
Receivables	76,125	38,839
Real estate inventories	439,920	450,097
Other assets	6,324	27,632
Total assets	$559,430	$551,876
Liabilities and equity
Debt obligations and other liabilities	$172,221	$155,616
Company’s equity	124,723	131,824
Outside interests’ equity	262,486	264,436
Total liabilities and equity	$559,430	$551,876

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
As of March 31, 2024 and December 31, 2023, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At March 31, 2024 and December 31, 2023, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $148.0 million and $125.9 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales	$29,898	$22,138
Other operating expense	(30,057)	(21,653)
Other income, net	(6)	(3)
Net income (loss)	$(165)	$482
Company’s equity in income (loss) of unconsolidated entities	$57	$227

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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2024			December 31, 2023
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$160,787	$1,300,115	N/A	$159,164	$1,017,791	N/A
Other land option agreements	17,170	210,703	N/A	16,303	189,007	N/A
Total	$177,957	$1,510,818	$—	$175,467	$1,206,798	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $14.9 million and $9.5 million as of March 31, 2024 and December 31, 2023, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of March 31, 2024 and December 31, 2023, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of March 31, 2024 and December 31, 2023, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$10,030	$8,462
Refundable fees and other deposits	7,726	8,726
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	4,716	5,089
Operating properties and equipment, net	65,338	66,284
Lease right-of-use assets	65,904	66,404
Other	3,733	936
Total	$158,639	$157,093

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related costs	$24,081	$68,575
Warranty reserves (Note 13)	106,602	106,993
Estimated cost for completion of real estate inventories	124,550	108,175
Customer deposits	51,160	43,991
Accrued income taxes payable	54,705	23,138
Accrued interest	24,191	8,470
Other tax liability	3,451	2,976
Lease liabilities	78,049	78,782
Other	18,263	12,431
Total	$485,052	$453,531

11.    Senior Notes and Loans Payable
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
5.875% Senior Notes due June 15, 2024	$450,000	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(4,808)	(5,751)
Total	$1,095,192	$1,094,249

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
As of March 31, 2024, there were $4.6 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $18.8 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loan facility	$250,000	$250,000
Seller financed loans	38,337	38,337
Total	$288,337	$288,337
On December 15, 2023, we entered into a Fourth Modification Agreement (the “Fourth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fourth Modification, among other things, amends the Credit Agreement to exclude (i) certain indebtedness of the Company’s financial services subsidiaries for purposes of calculating the Company’s “Leverage Ratio” (as defined in the Credit Agreement), and (ii) the Company’s financial services subsidiaries from the determination of “Consolidated EBITDA” (as defined in the Credit Agreement), as well as any interest obligations of the Company’s financial services subsidiaries, for purposes of calculating the Company’s “Interest Coverage Ratio” (as defined in the Credit Agreement). The Credit Facility (as defined below), consists of a $750 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). Both the Revolving Facility and the Term Facility mature on June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2024, we had no outstanding debt under the Revolving Facility and there was $703.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.51%. As of March 31, 2024, there were $4.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.8 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, we had outstanding letters of credit of $46.8 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2024 and December 31, 2023, we had $38.3 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance as of both March 31, 2024 and December 31, 2023, respectively, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $910,000 of the total balance as of March 31, 2024 and December 31, 2023, respectively.
Interest Incurred
During the three months ended March 31, 2024 and 2023, the Company incurred interest of $36.2 million and $37.5 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Accrued interest related to all outstanding debt at March 31, 2024 and December 31, 2023 was $24.2 million and $8.5 million, respectively.

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
The Company was in compliance with all applicable financial covenants as of March 31, 2024 and December 31, 2023.

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
A summary of assets and liabilities at March 31, 2024 and December 31, 2023, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		March 31, 2024		December 31, 2023
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$1,099,766	$1,085,910	$1,099,489	$1,066,835
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$38,337	$38,337	$38,337	$38,337
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $4.6 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of the Senior Notes at March 31, 2024 and December 31, 2023 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2024 and December 31, 2023 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of March 31, 2024 and December 31, 2023 approximated book value due to the short term nature of these loans.

At March 31, 2024 and December 31, 2023, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$11,500	$39,970
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
The impairment charge recorded during the year ended December 31, 2023 related to one community in the West reporting segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of March 31, 2024 and December 31, 2023, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $66.0 million as of both March 31, 2024 and December 31, 2023. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty reserves, beginning of period	$106,993	$104,375
Warranty reserves accrued	7,900	5,902
Warranty expenditures	(8,291)	(8,750)
Warranty reserves, end of period	$106,602	$101,527

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2024 and December 31, 2023, the Company had outstanding surety bonds totaling $677.5 million and $697.2 million, respectively. As of March 31, 2024 and December 31, 2023, our estimated cost to complete obligations related to these surety bonds was $423.5 million and $435.9 million, respectively.
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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Lease Cost
Operating lease cost (included in SG&A expense)	$2,854	$2,845
Ground lease cost (included in other operations expense)	765	663
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(776)	(673)
Net lease cost	$2,843	$2,835

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,502	$2,429
Ground lease cash flows (included in operating cash flows)	$846	$663
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,890	$1,927

	March 31, 2024	December 31, 2023
Weighted-average discount rate:
Operating leases	4.9%	4.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.3
Ground leases	44.1	44.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2024	$8,468	$2,428
2025	10,783	3,237
2026	9,574	3,237
2027	8,232	3,237
2028	7,857	3,237
Thereafter	13,667	75,403
Total lease payments	$58,581	$90,779
Less: Interest	8,463	62,848
Present value of operating lease liabilities	$50,118	$27,931
 __________
(1)    Ground leases are fully subleased through 2041, representing $56.9 million of the $90.8 million future ground lease obligations.
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
As of March 31, 2024, there were 5,337,358 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Total stock-based compensation	$6,679	$3,861

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2024, total unrecognized stock-based compensation expense related to all stock-based awards was $62.5 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	66,043	$15.76	0.2	$1,297
Granted	—	—	—	—
Exercised	(66,043)	$15.76	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2024	—	$—	$—	$—
Options exercisable at March 31, 2024	—	$—	$—	$—

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

Summary of Restricted Stock Unit Activity

The following table presents a summary of time-based and performance-based RSUs for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2023	3,889,380	$22.71
Granted	1,089,680	$35.51
Vested	(1,187,914)	$19.65
Forfeited	(225,326)	$19.05
Nonvested RSUs at March 31, 2024	3,565,820	$27.64

On February 21, 2024, the Company granted an aggregate of 430,887 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 21, 2024 was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 21, 2024, the Company granted an aggregate of 656,844 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, Chief Human Resources Officer and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2024 to December 31, 2026. The fair value of these performance-based RSUs was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

The Company granted an aggregate of 1,949 time-based RSUs to certain employees in March, 2024. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using prices of $35.04 and $36.59 per share, respectively, which were the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2023, the Company granted an aggregate of 504,551 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 22, 2023 was measured using a price of $23.21 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 22, 2023, the Company granted an aggregate of 704,408 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, Chief Human Resources Officer and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2023 to December 31, 2025. The fair value of these performance-based RSUs was measured using a price of $23.21 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
We had net deferred tax assets of $38.0 million as of both March 31, 2024 and December 31, 2023. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2024 and December 31, 2023. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $31.6 million and $27.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2024 and December 31, 2023. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2020 and 2021 tax years. The outcome of this examination is not yet determinable.

16.    Related Party Transactions
We had no related party transactions for the three months ended March 31, 2024 and 2023.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(17,024)	$(15,866)
Income taxes paid, net	$—	$329
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$217	$211
Amortization of senior note discount capitalized to real estate inventory	$277	$259
Amortization of deferred loan costs capitalized to real estate inventory	$1,026	$986

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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
We maintain a positive outlook on several key aspects of our business fundamentals, including the encouraging trends of positive household formations, heightened demand from both Millennial and Gen-Z buyers, and a more stable production environment. Furthermore, buyer demand has shown steady strength and incremental improvement, allowing for a reduction in incentive activity. The ongoing supply and demand dynamics continue to bolster our confidence, as new home demand appears to be structurally supported by the prevailing lack of supply. While sales of existing homes remain depressed compared to historical levels, the percentage of new home sales by homebuilders relative to aggregate sales continues to grow. Despite a higher interest rate environment, consumers have exhibited remarkable resilience, which extends to the momentum experienced within the homebuilding market.
While numerous macroeconomic factors continue to provide support to our industry, inflation remains a pivotal determinant of the sustainability of such favorable conditions, and its impact on consumer strength remains unknown. As significant unmet demand for housing persists, we believe continued diligence and strategic planning will be required to effectively navigate the evolving landscape, overcome any hurdles posed by inflation and elevated interest rates, and capitalize on the opportunities that are presented by this unique housing environment and the undersupply of existing homes in the resale market.
Highlights of the quarter include 1,814 net new home orders at a monthly absorption rate of 3.9 orders per average selling community. This activity represents a 12% increase in net new home orders compared to the prior-year period, as market conditions continued to normalize, with additional support from the lack of resale supply. During the quarter, we opened 20 new communities across the nation, and expanded our active community count to 156. Our home sales revenue was $918.4 million, as we delivered 1,393 new homes at an average sales price of $659,000. Our homebuilding gross margin percentage for the quarter was 23.0% and our sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue was 11.1%. These factors led to net income available to common stockholders of $99.1 million, or diluted earnings per share of $1.03. In addition, we ended the quarter with total liquidity of $1.6 billion, including cash and cash equivalents of $944.0 million and $703.2 million of availability under our Credit Facility, as described below. Further, our ratio of debt-to-capital was 31.2% as of March 31, 2024, a record for the Company. We believe our strong balance sheet and favorable outlook for earnings and cash flow generation will continue to support strategic initiatives.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Homebuilding:
Home sales revenue	$918,353	$768,405
Land and lot sales revenue	7,068	1,706
Other operations revenue	787	674
Total revenues	926,208	770,785
Cost of home sales	707,304	588,118
Cost of land and lot sales	5,757	1,443
Other operations expense	765	665
Sales and marketing	50,224	41,862
General and administrative	51,328	46,366
Homebuilding income from operations	110,830	92,331
Equity in income of unconsolidated entities	57	227
Other income, net	15,226	7,604
Homebuilding income before income taxes	126,113	100,162
Financial Services:
Revenues	13,194	8,876
Expenses	8,727	5,831
Financial services income before income taxes	4,467	3,045
Income before income taxes	130,580	103,207
Provision for income taxes	(31,584)	(27,350)
Net income	98,996	75,857
Net income attributable to noncontrolling interests	59	(1,115)
Net income available to common stockholders	$99,055	$74,742
Earnings per share
Basic	$1.04	$0.74
Diluted	$1.03	$0.73
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,030	73.5	4.7	954	78.2	4.1	8%	(6)%	15%
Central	530	63.5	2.8	355	39.8	3.0	49%	60%	(6)%
East	254	16.8	5.0	310	18.0	5.7	(18)%	(7)%	(12)%
Total	1,814	153.8	3.9	1,619	136.0	4.0	12%	13%	(1)%

Net new home orders for the three months ended March 31, 2024 increased by 195, or 12%, to 1,814, compared to 1,619 during the prior-year period. The increase in net new home orders was due to a 13% increase in average selling communities, offset by a 1% decrease in monthly absorption rate. The current-year period experienced strong demand, with the resale market still operating below normal levels, which has increased the market share of homebuilders, while also helping to drive strong absorption rates across most of our markets.

Our West segment reported an 8% increase in net new home orders due to a 15% increase in monthly absorption rates. This positive trend was partially offset by a 6% decrease in average selling communities. The increase in monthly absorption rates to 4.7 demonstrates strong demand in excess of normal seasonal levels, with particularly strong absorption rates in our Washington, Nevada, and Inland Empire markets. The 6% decrease in average selling communities reflects a lower starting point to begin the current-year period. Notably, current-year community openings of 13 outpaced the prior-year period, during which we opened 7 new communities. Our Central segment reported a 49% increase in net new home orders due to a 60% increase in average selling communities, offset by a 6% decrease in monthly absorption rates. The 60% increase in average selling communities was due to significant growth in each of our Austin, Dallas-Fort Worth, Houston and Colorado markets. While the monthly absorption rate dipped slightly by 6% year-over-year, demand remained healthy in Texas, with softer market conditions observed in Colorado. Our East segment reported an 18% decrease in net new home orders due to a 12% decrease in monthly absorption rates and a 7% decrease in average selling communities. Despite the lower absorption rate compared to the previous year, demand in the East remains strong, exceeding seasonal expectations with a 5.0 absorption rate. The decrease in average selling communities was due entirely to a decrease in Charlotte, where strong sales activity has resulted in selling through communities faster than we are bringing new communities onto the market.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2024			As of March 31, 2023			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,488	$1,154,130	$776	1,200	$963,560	$803	24%	20%	(3)%
Central	802	478,974	597	433	271,897	628	85%	76%	(5)%
East	451	317,486	704	393	267,925	682	15%	18%	3%
Total	2,741	$1,950,590	$712	2,026	$1,503,382	$742	35%	30%	(4)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 7% and 10% during the three months ended March 31, 2024 and 2023, respectively. The dollar value of backlog was $2.0 billion as of March 31, 2024 compared to $1.5 billion as of March 31, 2023. The average sales price in backlog decreased 4% to $712,000 as of March 31, 2024, compared to $742,000 at March 31, 2023. This decline in average sales price can be attributed to a combination of factors, including variations in the geographical market mix. Despite the continuation of a higher mortgage interest rate environment, we have experienced some relative strength in pricing and have been able to more efficiently utilize incentives as mortgage rates continue to normalize at higher levels and while consumer strength persists.
Backlog dollar value in our West segment increased 20% due to a 24% increase in backlog units, offset by a 3% decrease in average sales price. The increase in backlog units was largely due to a higher backlog balance leading into the current-year period, in addition to stronger order growth in the current-year period. Backlog dollar value in our Central segment increased by 76% due to an 85% increase in backlog units, offset by a 5% decrease in average sales price. The increase in backlog units is due largely to the higher backlog leading into the current-year period. Backlog dollar value in our East segment increased by 18% due to a 15% increase in backlog units and a 3% increase in average sales price. Similar to our West and Central segments, the increase in backlog units is due largely to the higher backlog leading into the current-year period.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	720	$547,422	$760	590	$478,733	$811	22%	14%	(6)%
Central	482	272,538	565	254	165,968	653	90%	64%	(13)%
East	191	98,393	515	221	123,704	560	(14)%	(20)%	(8)%
Total	1,393	$918,353	$659	1,065	$768,405	$722	31%	20%	(9)%

 Home sales revenue increased $149.9 million to $918.4 million for the three months ended March 31, 2024 compared to the prior-year period. The increase was comprised of $236.7 million related to a 328-unit increase in new homes delivered in the three months ended March 31, 2024, offset by an $86.7 million decrease related to a $62,000 decrease in average sales price for the three months ended March 31, 2024. We experienced significantly stronger order demand in the second half of 2023 compared to 2022, which helped propel our backlog units and dollar value by 58% and 38%, respectively, heading into the current-year period compared to the prior-year period. This increased backlog elevated our delivery potential in the current-year period, and our seasonally strong backlog conversion ratio of 60% helped drive our delivery and home sales revenue growth.
Home sales revenue in our West segment increased 14% due to a 22% increase in new homes delivered, offset by a 6% decrease in average sales price during the current-year period. The increase in new homes delivered was due to an increase in backlog units to start the current-year period compared to the prior-year period. The decrease in average sales price was due to market and product mix factors, most notably in our San Diego market where the prior-year activity was positively impacted by some higher end communities in which the last unit closed late in 2023. Home sales revenue in our Central segment increased 64% due to a 90% increase in new homes delivered, offset by a 13% decrease in average sales price. The increase in new homes delivered was due to a significant increase in backlog units to start the current-year period compared to the prior-year period. The average sales price of homes delivered decreased due primarily to a change in our product mix within our Houston market. Home sales revenue in our East segment decreased by 20% due to a 14% decrease in new homes delivered and an 8% decrease in average sales price. Although the units in backlog within our East segment were up entering the current-year period compared the prior-year period, our conversion of backlog declined in the current-year period. The composition of our deliveries was the primary driver of the 8% decrease in average sales price, as a smaller percentage of deliveries in the current-year period came from our DC Metro market.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2024	%	2023	%
Home sales revenue	$918,353	100.0%	$768,405	100.0%
Cost of home sales	707,304	77.0%	588,118	76.5%
Homebuilding gross margin	211,049	23.0%	180,287	23.5%
Add: interest in cost of home sales	30,649	3.3%	20,226	2.6%
Add: impairments and lot option abandonments	402	0.0%	717	0.1%
Adjusted homebuilding gross margin(1)	$242,100	26.4%	$201,230	26.2%
Homebuilding gross margin percentage	23.0%		23.5%
Adjusted homebuilding gross margin percentage(1)	26.4%		26.2%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 23.0% for the three months ended March 31, 2024 compared to 23.5% for the prior-year period. This decline is primarily due to a combination of market and community mix. As mortgage rates have remained higher over a longer period, we have observed a gradual decrease in the need for incentives over the past several months, which positively impacts gross margins. Further, despite facing higher rates and lower affordability in the prior-year period, our delivery mix included a number of homes sold prior to the surge in mortgage rates, which supported the prior-year margin. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.4% for the three months ended March 31, 2024 compared to 26.2% for the prior-year period.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$50,224	$41,862	5.5%	5.4%
General and administrative (G&A)	51,328	46,366	5.6%	6.0%
Total sales and marketing and G&A	$101,552	$88,228	11.1%	11.5%
Total SG&A expense as a percentage of home sales revenue decreased to 11.1% for the three months ended March 31, 2024, compared to 11.5% in the prior-year period. Total SG&A expense increased $13.3 million to $101.6 million for the three months ended March 31, 2024 from $88.2 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.5% for the three months ended March 31, 2024, compared to 5.4% for the prior-year period. This increase was largely due to higher broker expense as a percentage of home sales revenue in the current-year period, as broker participation has recently trended higher as the resale market continues to demonstrate low supply. Sales and marketing expense increased to $50.2 million for the three months ended March 31, 2024 compared to $41.9 million for the prior-year period, largely driven by an increase in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which increased by 20% compared to the prior-year period, such increase in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 5.6% of home sales revenue for the three months ended March 31, 2024 compared to 6.0% for the prior-year period. This decrease was due primarily to higher leverage on our fixed components of G&A expenses, which is directly associated with the higher home sales revenue in the current-year period. G&A expense increased to $51.3 million for the three months ended March 31, 2024 compared to $46.4 million for the prior-year period, largely driven by an increase in incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $36.2 million and $37.5 million for the three months ended March 31, 2024 and 2023, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended March 31, 2024 and 2023 was income of $15.2 million and $7.6 million, respectively. The increase was primarily due to higher interest income stemming from the higher interest rates realized on our existing cash balances
Income Tax
For the three months ended March 31, 2024, we recorded a tax provision of $31.6 million based on an effective tax rate of 24.2%. For the three months ended March 31, 2023, we recorded a tax provision of $27.4 million based on an effective tax rate of 26.5%. The decrease in our effective tax rate was primarily due to an increase in excess tax benefits related to stock-based compensation.

Financial Services Segment
Income before income taxes from our financial services operations increased to $4.5 million for the three months ended March 31, 2024 compared to $3.0 million for the prior-year period.
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

	March 31,		Increase (Decrease)
	2024	2023	Amount	%
Lots Owned
West	10,991	12,131	(1,140)	(9)%
Central	5,872	4,824	1,048	22%
East	1,617	1,304	313	24%
Total	18,480	18,259	221	1%
Lots Controlled(1)
West	4,543	4,036	507	13%
Central	7,027	6,432	595	9%
East	4,103	3,328	775	23%
Total	15,673	13,796	1,877	14%
Total Lots Owned or Controlled(1)	34,153	32,055	2,098	7%
__________
(1)As of March 31, 2024 and 2023, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of March 31, 2024 and 2023, lots controlled for Central include 3,566 and 3,210 lots, respectively, and East include 58 and 124 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2024 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2024, we had total liquidity of $1.6 billion, including cash and cash equivalents of $944.0 million and $703.2 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2024, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On December 15, 2023, we entered into a Fourth Modification Agreement (the “Fourth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fourth Modification, among other things, amends the Credit Agreement to exclude (i) certain indebtedness of the Company’s financial services subsidiaries for purposes of calculating the Company’s “Leverage Ratio” (as defined in the Credit Agreement), and (ii) the Company’s financial services subsidiaries from the determination of “Consolidated EBITDA” (as defined in the Credit Agreement), as well as any interest obligations of the Company’s financial services subsidiaries, for purposes of calculating the Company’s “Interest Coverage Ratio” (as defined in the Credit Agreement). The Credit Facility (as defined below), consists of a $750 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). Both the Revolving Facility and the Term Facility mature on June 29, 2027. We may increase the Credit Facility to not more than $1.2 billion in the aggregate, at our request, upon satisfaction of specified conditions. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of March 31, 2024, we had no outstanding debt under the Revolving Facility and there was $703.2 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.51%. As of March 31, 2024, there were $4.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $1.8 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, we had outstanding letters of credit of $46.8 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2024 and December 31, 2023, we had $38.3 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2024, provided certain achievements are met. One of the seller-financed loans, representing $37.4 million of the total balance as of both March 31, 2024 and December 31, 2023, respectively, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $910,000 of the total balance as of March 31, 2024 and December 31, 2023, respectively.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2024	2024
Consolidated Tangible Net Worth	$2,888,658	$2,045,670
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	14.5%	≤60%
(Not to exceed 60%)
Interest Coverage Test	4.6	≥1.5
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
As of March 31, 2024, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 21, 2023, our board of directors approved a share repurchase program (the “2024 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2024, we repurchased and retired an aggregate of 1,442,785 shares of our common stock under the Repurchase Program for $50.0 million, excluding commissions.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Loans Payable	$288,337	$288,337
Senior Notes	1,095,192	1,094,249
Total debt	1,383,529	1,382,586
Stockholders’ equity	3,049,646	3,010,958
Total capital	$4,433,175	$4,393,544
Ratio of debt-to-capital(1)	31.2%	31.5%

Total debt	$1,383,529	$1,382,586
Less: Cash and cash equivalents	(943,998)	(868,953)
Net debt	439,531	513,633
Stockholders’ equity	3,049,646	3,010,958
Net capital	$3,489,177	$3,524,591
Ratio of net debt-to-net capital(2)	12.6%	14.6%
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
Cash Flows—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:
•Net cash provided by operating activities increased by $9.1 million to net cash provided of $144.7 million for the three months ended March 31, 2024 compared to net cash provided of $135.6 million for the prior-year period. The change was comprised primarily of a $71.1 million increase in cash provided by receivables, along with a $23.1 million increase in net income. Further, cash provided by operating activities was positively impacted by changes in other assets, accrued expenses and other liabilities. Net cash provided by operating activities was offset by a $116.5 million use of cash related to real estate inventory purchases.
•Net cash used in investing activities was $263,000 for the three months ended March 31, 2024, compared to cash used of $9.5 million for the prior-year period. The decrease in cash used in investing activities was due to an increase in net cash distributions from unconsolidated entities.
•Net cash used in financing activities was $69.4 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $49.6 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of $50.0 million of cash used for share repurchases, compared to $37.6 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2024, we had $178.0 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.5 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, we held equity investments in thirteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Inflation
Inflation in the United States persisted at a moderate level for the first quarter of 2024, although it significantly improved from its peak in 2022. While the Federal Reserve’s interest rate hikes have helped curb inflation, prevailing inflation rates remain elevated as compared to their desired target, and the future path of Federal Reserve policy is uncertain. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2024. We did not enter into during the three months ended March 31, 2024, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2024.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 21, 2023, our board of directors approved the 2024 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2024, we repurchased and retired an aggregate of 1,442,785 shares of our common stock under the Repurchase Program for $50.0 million, excluding commissions.
During the three months ended March 31, 2024, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2024 to January 31, 2024	189,769	$33.96	189,769	$243,555,450
February 1, 2024 to February 29, 2024	367,856	$34.71	367,856	$230,788,772
March 1, 2024 to March 31, 2024	885,160	$34.78	885,160	$200,000,011
Total	1,442,785	$34.66	1,442,785

Item 5.    Other Information
(c)     During the quarter ended March 31, 2024, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 25, 2024	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 25, 2024	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)