Form 10-Q
period 2024-06-30
Tri Pointe Homes, Inc.
filed 2024-07-25
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
93,589,441 shares of the registrant's common stock were issued and outstanding as of July 16, 2024.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$492,940	$868,953
Receivables	111,637	224,636
Real estate inventories	3,465,811	3,337,483
Investments in unconsolidated entities	133,591	131,824
Mortgage loans held for sale	32,936	—
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	37,996	37,996
Other assets	164,684	157,093
Total assets	$4,596,198	$4,914,588
Liabilities
Accounts payable	$57,410	$64,833
Accrued expenses and other liabilities	437,237	453,531
Loans payable	283,929	288,337
Senior notes, net	646,030	1,094,249
Mortgage repurchase facilities	32,096	—
Total liabilities	1,456,702	1,900,950

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 93,862,218 and 95,530,512 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	939	955
Additional paid-in capital	—	—
Retained earnings	3,138,545	3,010,003
Total stockholders’ equity	3,139,484	3,010,958
Noncontrolling interests	12	2,680
Total equity	3,139,496	3,013,638
Total liabilities and equity	$4,596,198	$4,914,588

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding:
Home sales revenue	$1,133,008	$819,077	$2,051,361	$1,587,482
Land and lot sales revenue	4,160	7,086	11,228	8,792
Other operations revenue	782	796	1,569	1,470
Total revenues	1,137,950	826,959	2,064,158	1,597,744
Cost of home sales	865,681	651,999	1,572,985	1,240,117
Cost of land and lot sales	3,841	7,370	9,598	8,813
Other operations expense	765	782	1,530	1,447
Sales and marketing	56,804	43,241	107,028	85,103
General and administrative	67,747	54,224	119,075	100,590
Homebuilding income from operations	143,112	69,343	253,942	161,674
Equity in income of unconsolidated entities	99	42	156	269
Other income, net	9,934	11,093	25,160	18,697
Homebuilding income before income taxes	153,145	80,478	279,258	180,640
Financial Services:
Revenues	16,974	10,370	30,168	19,246
Expenses	10,890	7,405	19,617	13,236
Financial services income before income taxes	6,084	2,965	10,551	6,010
Income before income taxes	159,229	83,443	289,809	186,650
Provision for income taxes	(41,227)	(21,472)	(72,811)	(48,822)
Net income	118,002	61,971	216,998	137,828
Net income attributable to noncontrolling interests	—	(1,247)	59	(2,362)
Net income available to common stockholders	$118,002	$60,724	$217,057	$135,466
Earnings per share
Basic	$1.25	$0.61	$2.29	$1.35
Diluted	$1.25	$0.60	$2.28	$1.34
Weighted average shares outstanding
Basic	94,059,037	99,598,933	94,645,676	100,305,168
Diluted	94,740,019	100,634,964	95,305,469	101,184,993

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	94,877,377	$949	$—	$3,048,697	$3,049,646	$12	$3,049,658
Net income	—	—	—	118,002	118,002	—	118,002
Shares issued under share-based awards	30,903	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(32)	—	(32)	—	(32)
Stock-based compensation expense	—	—	8,940	—	8,940	—	8,940
Share repurchases, including excise tax	(1,046,062)	(10)	(37,062)	—	(37,072)	—	(37,072)
Reclass the negative APIC to retained earnings	—	—	28,154	(28,154)	—	—	—
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income	—	—	—	217,057	217,057	(59)	216,998
Shares issued under share-based awards	820,553	8	1,033	—	1,041	—	1,041
Tax withholding paid on behalf of employees for share-based awards	—	—	(16,604)	—	(16,604)	—	(16,604)
Stock-based compensation expense	—	—	15,619	—	15,619	—	15,619
Share repurchases, including excise tax	(2,488,847)	(24)	(87,295)	—	(87,319)	—	(87,319)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	88,515	(88,515)	—	—	—
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	100,172,227	$1,002	$—	$2,862,621	$2,863,623	$2,862	$2,866,485
Net income	—	—	—	60,724	60,724	1,247	61,971
Shares issued under share-based awards	59,709	1	285	—	286	—	286
Tax withholding paid on behalf of employees for share-based awards	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	—	4,162	—	4,162	—	4,162
Share repurchases	(1,137,478)	(12)	(32,656)	—	(32,668)	—	(32,668)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3,400)	(3,400)
Reclass the negative APIC to retained earnings	—	—	28,225	(28,225)	—	—	—
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	135,466	135,466	2,362	137,828

Shares issued under share-based awards	788,803	8	510	—	518	—	518
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,796)	—	(9,796)	—	(9,796)
Stock-based compensation expense	—	—	8,023	—	8,023	—	8,023
Share repurchases	(2,712,053)	(27)	(70,462)	—	(70,489)	—	(70,489)
Distributions to noncontrolling interests, net	—	—	—	—	—	(5,795)	(5,795)
Reclass the negative APIC to retained earnings	—	—	68,040	(68,040)	—	—	—
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$216,998	$137,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,024	13,182
Equity in income of unconsolidated entities, net	(156)	(269)
Amortization of stock-based compensation	15,619	8,023
Charges for impairments and lot option abandonments	1,370	12,478
Gain on increase in carrying amount of investment	(3,495)	—
Changes in assets and liabilities:
Real estate inventories	(127,199)	(29,452)
Mortgage loans held for sale	(32,936)	—
Receivables	112,999	52,315
Other assets	(5,688)	2,783
Accounts payable	(7,423)	16,062
Accrued expenses and other liabilities	(17,219)	(15,216)
Net cash provided by operating activities	167,894	197,734
Cash flows from investing activities:
Purchases of property and equipment	(12,547)	(12,445)
Proceeds from investment	717	—
Net investments in unconsolidated entities	(19,869)	(8,343)
Distributions from unconsolidated entities	16,289	—
Net cash used in investing activities	(15,410)	(20,788)
Cash flows from financing activities:
Borrowings from loans payable	420	—
Repayment of loans payable and senior notes	(454,828)	—
Borrowings on mortgage repurchase facilities	68,963	—
Repayments on mortgage repurchase facilities	(36,867)	—
Distributions to noncontrolling interests	(3,877)	(5,795)
Proceeds from issuance of common stock under share-based awards	1,041	518
Tax withholding paid on behalf of employees for share-based awards	(16,604)	(9,796)
Share repurchases, excluding excise tax	(86,745)	(69,970)
Net cash used in financing activities	(528,497)	(85,043)
Net (decrease) increase in cash and cash equivalents	(376,013)	91,903
Cash and cash equivalents–beginning of period	868,953	889,664
Cash and cash equivalents–end of period	$492,940	$981,567

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, and Washington, and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of June 30, 2024, we had not yet commenced significant homebuilding operations in these new markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2024 and December 31, 2023 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company. In connection with this transaction, Tri Pointe Connect expanded its operations to include mortgage lending services to our homebuyers in all of the markets in which we operate and provide mortgage financing by utilizing funds made available pursuant to repurchase agreements with third party lenders and by utilizing its own funds. We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. Tri Pointe Connect will retain the ability to act as a mortgage loan broker for our homebuyers that originate loans with third party lenders.
Revenues from mortgage financing operations primarily represent mortgage loan broker fees paid by third party lenders, fees earned on mortgage loan originations and the realized and unrealized gains and losses associated with the sales and changes in the fair value of mortgage loans held for sale. Revenue from mortgage loan broker fees, loan origination fees, commitment fees and discount points are recognized at the time the mortgage loans are funded.
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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024 we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of June 30, 2024, we had not yet commenced significant operations in these new markets, however we have controlled lots within Utah.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
West	$677,649	$525,796	$1,231,240	$1,006,737
Central	301,594	198,490	575,817	364,630
East	158,707	102,673	257,101	226,377
Total homebuilding revenues	1,137,950	826,959	2,064,158	1,597,744
Financial services	16,974	10,370	30,168	19,246
Total	$1,154,924	$837,329	$2,094,326	$1,616,990

Income before income taxes
West	$90,523	$52,496	$163,382	$125,407
Central	44,025	17,903	87,318	31,842
East	18,597	10,079	28,558	23,391
Total homebuilding income before income taxes	153,145	80,478	279,258	180,640
Financial services	6,084	2,965	10,551	6,010
Total	$159,229	$83,443	$289,809	$186,650

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate inventories
West	$2,245,659	$2,209,113
Central	777,098	762,051
East	443,054	366,319
Total	$3,465,811	$3,337,483

Total assets(1)
West	$2,516,024	$2,557,608
Central	948,241	947,200
East	486,885	421,630
Corporate	558,891	941,824
Total homebuilding assets	4,510,041	4,868,262
Financial services	86,157	46,326
Total	$4,596,198	$4,914,588
__________
(1)    Total assets as of June 30, 2024 and December 31, 2023 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2024 and December 31, 2023 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$118,002	$60,724	$217,057	$135,466
Denominator:
Basic weighted-average shares outstanding	94,059,037	99,598,933	94,645,676	100,305,168
Effect of dilutive shares:
Stock options and unvested restricted stock units	680,982	1,036,031	659,793	879,825
Diluted weighted-average shares outstanding	94,740,019	100,634,964	95,305,469	101,184,993
Earnings per share
Basic	$1.25	$0.61	$2.29	$1.35
Diluted	$1.25	$0.60	$2.28	$1.34
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,305,166	2,580,904	1,579,593	2,737,110

4.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Escrow proceeds and other accounts receivable, net	$45,630	$158,622
Warranty insurance receivable (Note 13)	66,007	66,014
Total receivables	$111,637	$224,636

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both June 30, 2024 and December 31, 2023.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Real estate inventories owned:
Homes completed or under construction	$1,637,648	$1,402,762
Land under development	1,172,934	1,299,074
Land held for future development	155,293	153,615
Model homes	305,660	306,565
Total real estate inventories owned	3,271,535	3,162,016
Real estate inventories not owned:
Land purchase and land option deposits	194,276	175,467
Total real estate inventories not owned	194,276	175,467
Total real estate inventories	$3,465,811	$3,337,483

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest incurred	$30,378	$37,394	$66,534	$74,873
Interest capitalized	(30,378)	(37,394)	(66,534)	(74,873)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$226,957	$208,639	$221,647	$191,411
Interest capitalized as a cost of inventory	30,378	37,394	66,534	74,873
Interest previously capitalized as a cost of inventory, included in cost of sales	(39,164)	(25,681)	(70,010)	(45,932)
Capitalized interest in ending inventory	$218,171	$220,352	$218,171	$220,352

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate inventory impairments	$—	$11,500	$—	$11,500
Land and lot option abandonments and pre-acquisition charges	968	261	1,370	978
Total	$968	$11,761	$1,370	$12,478
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

6.    Investments in Unconsolidated Entities
As of June 30, 2024, we held equity investments in fourteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Cash	$35,303	$35,308
Receivables	95,482	38,839
Real estate inventories	414,568	450,097
Other assets	6,461	27,632
Total assets	$551,814	$551,876
Liabilities and equity
Debt obligations and other liabilities	$157,959	$155,616
Company’s equity	133,591	131,824
Outside interests’ equity	260,264	264,436
Total liabilities and equity	$551,814	$551,876

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
As of June 30, 2024 and December 31, 2023, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At June 30, 2024 and December 31, 2023, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $130.3 million and $125.9 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$34,016	$37,757	$63,914	$59,895
Other operating expense	(31,294)	(37,286)	(61,351)	(58,939)
Other income (expense), net	831	(3)	825	(6)
Net income	$3,553	$468	$3,388	$950
Company’s equity in income of unconsolidated entities	$99	$42	$156	$269

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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2024			December 31, 2023
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$180,182	$1,486,614	N/A	$159,164	$1,017,791	N/A
Other land option agreements	14,094	205,988	N/A	16,303	189,007	N/A
Total	$194,276	$1,692,602	$—	$175,467	$1,206,798	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $17.3 million and $9.5 million as of June 30, 2024 and December 31, 2023, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of June 30, 2024 and December 31, 2023, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of June 30, 2024 and December 31, 2023, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$8,999	$8,462
Refundable fees and other deposits	8,285	8,726
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	4,356	5,089
Operating properties and equipment, net	63,417	66,284
Lease right-of-use assets	65,054	66,404
Income tax receivable	9,645	—
Other	3,736	936
Total	$164,684	$157,093

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and related costs	$40,420	$68,575
Warranty reserves (Note 13)	107,196	106,993
Estimated cost for completion of real estate inventories	134,463	108,175
Customer deposits	58,411	43,991
Accrued income taxes payable	—	23,138
Accrued interest	5,908	8,470
Other tax liability	3,126	2,976
Lease liabilities	79,216	78,782
Other	8,497	12,431
Total	$437,237	$453,531

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
5.875% Senior Notes due June 15, 2024	$—	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(3,970)	(5,751)
Total	$646,030	$1,094,249

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

Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., were co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount in June of 2014. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes were scheduled to mature on June 15, 2024; however, on May 15, 2024, we redeemed the entire outstanding principal amount of the 2024 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
As of June 30, 2024 and December 31, 2023, there were $4.0 million and $5.2 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loan facility	$250,000	$250,000
Seller financed loans	33,929	38,337
Total	$283,929	$288,337
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
As of June 30, 2024, we had no outstanding debt under the Revolving Facility and there was $707.3 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.51%. As of June 30, 2024, there were $4.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.6 million as of both June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, we had outstanding letters of credit of $42.7 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2024 and December 31, 2023, we had $33.9 million and $38.3 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $32.6 million of the total balance as of June 30, 2024 and $37.4 million of the balance as of December 31, 2023, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $1.3 million of the total balance as of June 30, 2024 and $910,000 as of December 31, 2023, respectively.

Mortgage Repurchase Facilities
Between March 2024 and May 2024, Tri Pointe Connect entered into three Master Repurchase Agreements totaling $280 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of June 30, 2024, Tri Pointe Connect had $32.1 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.6%, and $247.9 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of June 30, 2024.
The following table provides a summary of our Repurchase Agreements as of June 30, 2024 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,476	$80,000	Term SOFR + 1.75%	3/11/2025	Mortgage Loans
Warehouse B	2,186	100,000	Term SOFR + 1.75%	5/28/2025	Mortgage Loans
Warehouse C (2)	435	50,000	Term SOFR + 1.75%	5/30/2025	Mortgage Loans
Warehouse C (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$32,097	$280,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of June 30, 2024, residential mortgage loans available-for-sale had an aggregate fair value of $32.9 million.
(2) Warehouse C is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

Interest Incurred
During the three months ended June 30, 2024 and 2023, the Company incurred interest of $30.4 million and $37.4 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $1.3 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred interest of $66.5 million and $74.9 million, respectively, related to all debt and land banking arrangements and amortization of deferred financing and Senior Note discount costs of $2.5 million for both the six months ended June 30, 2024 and 2023, respectively. Accrued interest related to all outstanding debt at June 30, 2024 and December 31, 2023 was $5.9 million and $8.5 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2024 and December 31, 2023.

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
A summary of assets and liabilities at June 30, 2024 and December 31, 2023, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		June 30, 2024		December 31, 2023
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$633,545	$1,099,489	$1,066,835
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$33,929	$33,929	$38,337	$38,337
Mortgage loans held for sale(4)	Level 2	$32,936	$32,936	$—	$—
Mortgage repurchase facilities(5)	Level 2	$32,096	$32,096	$—	$—
 __________
(1)The book value of the Senior Notes is net of discounts for December 31, 2023, excluding deferred loan costs of $5.2 million. The estimated fair value of the Senior Notes at June 30, 2024 and December 31, 2023 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2024 and December 31, 2023 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of June 30, 2024 and December 31, 2023 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At June 30, 2024 and December 31, 2023, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$11,500	$39,970
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of June 30, 2024 and December 31, 2023, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $66.0 million as of both June 30, 2024 and December 31, 2023. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty reserves, beginning of period	$106,602	$101,527	$106,993	$104,375
Warranty reserves accrued	9,834	6,284	17,734	12,186
Warranty expenditures	(9,240)	(8,568)	(17,531)	(17,318)
Warranty reserves, end of period	$107,196	$99,243	$107,196	$99,243

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2024 and December 31, 2023, the Company had outstanding surety bonds totaling $677.1 million and $697.2 million, respectively. As of June 30, 2024 and December 31, 2023, our estimated cost to complete obligations related to these surety bonds was $437.1 million and $435.9 million, respectively.
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

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Lease Cost
Operating lease cost (included in SG&A expense)	$3,050	$2,408	$5,904	$5,253
Ground lease cost (included in other operations expense)	765	783	1,530	1,446
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(777)	(795)	(1,553)	(1,468)
Net lease cost	$3,038	$2,396	$5,881	$5,231

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,410	$2,443	$5,912	$4,872
Ground lease cash flows (included in operating cash flows)	$664	$664	$1,327	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,374	$89	$5,264	$2,016

	June 30, 2024	December 31, 2023
Weighted-average discount rate:
Operating leases	4.9%	4.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.9	6.3
Ground leases	43.9	44.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2024	$5,697	$1,619
2025	11,104	3,237
2026	10,096	3,237
2027	8,834	3,237
2028	8,477	3,237
Thereafter	15,676	75,403
Total lease payments	$59,884	$89,970
Less: Interest	8,509	62,130
Present value of operating lease liabilities	$51,375	$27,840
 __________
(1)    Ground leases are fully subleased through 2041, representing $56.1 million of the $90.0 million future ground lease obligations.
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

To the extent that shares of our common stock subject to an outstanding option, stock appreciation right, stock award or performance award granted under the 2022 Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash, then such shares of our common stock generally will again be available under the 2022 Plan. However, the 2022 Plan prohibits us from re-using shares that are tendered or surrendered to pay the exercise cost or tax obligation for stock options and stock appreciation rights.
As of June 30, 2024, there were 5,324,026 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stock-based compensation	$8,940	$4,162	$15,619	$8,023

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2024, total unrecognized stock-based compensation expense related to all stock-based awards was $56.9 million and the weighted average term over which the expense was expected to be recognized was 1.6 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	66,043	$15.76	0.2	$1,297
Granted	—	—	—	—
Exercised	(66,043)	$15.76	—	—
Forfeited	—	$—	—	—
Options outstanding at June 30, 2024	—	$—	$—	$—
Options exercisable at June 30, 2024	—	$—	$—	$—

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

Summary of Restricted Stock Unit Activity
The following table presents a summary of time-based and performance-based RSUs for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2023	3,889,380	$22.71
Granted	1,125,140	$35.56
Vested	(1,219,664)	$19.87
Forfeited	(236,952)	$19.53
Nonvested RSUs at June 30, 2024	3,557,904	$27.73

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

On April 29, 2024, the Company granted an aggregate of 21,835 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vest in their entirety on the day immediately prior to the Company’s 2025 annual meeting of stockholders. The fair value of each RSU granted on April 24, 2024 was measured using a price of $37.78 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

For the six months ended June 30, 2024, the Company granted an aggregate of 15,574 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $38.0 million as of both June 30, 2024 and December 31, 2023. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2024 and December 31, 2023. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $41.2 million and $21.5 million for the three months ended June 30, 2024 and 2023, respectively and $72.8 million and $48.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2024 and December 31, 2023. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. We are currently under examination by California for the 2020 and 2021 tax years. The outcome of this examination is not yet determinable.

16.    Related Party Transactions
We had no related party transactions for the six months ended June 30, 2024 and 2023.

17.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$63	$(2,724)
Income taxes paid, net	$105,485	$6,719
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$572	$—
Amortization of senior note discount capitalized to real estate inventory	$511	$523
Amortization of deferred loan costs capitalized to real estate inventory	$1,988	$1,980

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
Overview and Outlook
Demand for new homes has remained resilient despite the ongoing environment of elevated mortgage rates and an inflation rate above the Federal Reserve’s target level. While market conditions, interest rates, and consumer strength for the second half of 2024 are uncertain, we remain confident in both our industry- and company-specific fundamentals. We believe housing demand will continue to be driven by ongoing household formations, increasing interest from Millennial and Gen-Z buyers, and an improved production environment. Additionally, we believe that the persistent undersupply of new single-family homes, spanning over the past decade, has created an unmet demand gap that will support our industry for years to come. The level of interest experienced since the onset of the recent rate hiking cycle indicates that both volumes and pricing have remained resilient despite the significant affordability challenges presented by higher rates, which we view as a positive leading indicator for our business. While we acknowledge that the lack of existing home supply has played a role in supporting current demand trends, we believe that strong underlying housing fundamentals and industry characteristics are the primary drivers of our positive demand outlook.
Highlights of the quarter include 1,700 new home deliveries, a 45% increase compared to the prior year, which helped increase home sales revenue to $1.1 billion, a 38% increase. Our homebuilding gross margin for the quarter was 23.6%, which was a 320-basis-point improvement compared to the prior-year period. The increase in home sales revenue helped improve our operating leverage, leading to a reduction in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue to 11.0%, a 90-basis-point improvement compared to the prior-year period. These factors led to net income available to common stockholders of $118.0 million and diluted earnings per share of $1.25, 94% and 108% increases, respectively, compared to the prior-year period.
Net new home orders for the quarter were 1,651, on a monthly absorption rate of 3.6 orders per average selling community. This activity represents a 14% decrease in net new home orders compared to the prior-year period, as conditions remain strong, yet less robust than the prior-year period. Our backlog units and dollar value ended the quarter at 2,692 and $2.0 billion, which has us well positioned to drive continued revenue growth and earnings as we enter the second half of 2024. Additionally, we reduced our outstanding debt by redeeming $450 million of our Senior Notes which were scheduled to mature during the quarter. This reduction in debt has enabled us to achieve a record-low homebuilding debt-to-capital ratio of 22.9%. We believe our strong balance sheet and favorable outlook for earnings and cash flow generation will continue to support our strategic initiatives.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding:
Home sales revenue	$1,133,008	$819,077	$2,051,361	$1,587,482
Land and lot sales revenue	4,160	7,086	11,228	8,792
Other operations revenue	782	796	1,569	1,470
Total revenues	1,137,950	826,959	2,064,158	1,597,744
Cost of home sales	865,681	651,999	1,572,985	1,240,117
Cost of land and lot sales	3,841	7,370	9,598	8,813
Other operations expense	765	782	1,530	1,447
Sales and marketing	56,804	43,241	107,028	85,103
General and administrative	67,747	54,224	119,075	100,590
Homebuilding income from operations	143,112	69,343	253,942	161,674
Equity in income of unconsolidated entities	99	42	156	269
Other income, net	9,934	11,093	25,160	18,697
Homebuilding income before income taxes	153,145	80,478	279,258	180,640
Financial Services:
Revenues	16,974	10,370	30,168	19,246
Expenses	10,890	7,405	19,617	13,236
Financial services income before income taxes	6,084	2,965	10,551	6,010
Income before income taxes	159,229	83,443	289,809	186,650
Provision for income taxes	(41,227)	(21,472)	(72,811)	(48,822)
Net income	118,002	61,971	216,998	137,828
Net income attributable to noncontrolling interests	—	(1,247)	59	(2,362)
Net income available to common stockholders	$118,002	$60,724	$217,057	$135,466
Earnings per share
Basic	$1.25	$0.61	$2.29	$1.35
Diluted	$1.25	$0.60	$2.28	$1.34
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	953	71.5	4.4	1,151	76.7	5.0	(17)%	(7)%	(11)%
Central	466	63.0	2.5	532	45.8	3.9	(12)%	38%	(36)%
East	232	18.0	4.3	229	17.8	4.3	1%	1%	—%
Total	1,651	152.5	3.6	1,912	140.3	4.5	(14)%	9%	(21)%

Net new home orders for the three months ended June 30, 2024 decreased by 261, or 14%, to 1,651, compared to 1,912 during the prior-year period. The decrease in net new home orders was due to a 21% decrease in monthly absorption rates, offset by a 9% increase in average selling communities. While demand remained solid in the current-year period, the extreme impact of low supply experienced in the prior-year period moderated, leading to a normalization of monthly absorption rates. Although both existing and new home supply has increased nationwide, demand remains strong, as evidenced by our continued strong traffic. As the resale market continues to operate below normal levels, homebuilders’ market share has increased, providing notable demand support despite prevailing high mortgage interest rates and affordability challenges.

Our West segment reported a 17% decrease in net new home orders due to an 11% decrease in monthly absorption rates and a 7% decrease in average selling communities. Despite declines in monthly absorption rates in a majority of our West markets, our monthly absorption rate of 4.4 remains strong and above the Company’s combined rate of 3.6. Our most challenged West markets were Sacramento and the Bay Area of California, where we achieved monthly absorption rates of 2.8 and 2.9, respectively. Our 7% decrease in average selling communities was due largely to activity in our Orange County-Los Angeles market, where our average community count has dropped by 46% as we continue to experience strong demand and successfully sell through communities at a pace that exceeds our current capacity for community openings. Notably, throughout our West segment, current-year community openings of 10 outpaced the prior-year period, during which we opened 9 new communities. Our Central segment reported a 12% decrease in net new home orders due to a 36% decrease in monthly absorption rates, offset by a 38% increase in average selling communities. The increase in average selling communities was due to significant growth in each of our Austin, Dallas-Fort Worth, Houston, and Colorado markets. Each of our Central markets experienced a decrease in monthly absorption rate, with the largest impact coming from our Colorado and Austin markets. Our East segment reported a 1% increase in net new home orders due to a 1% increase in average selling communities and a flat monthly absorption rate. While order growth in our East segment was flat, we experienced an increase in our DC Metro and Raleigh markets, offset by a decrease in our Charlotte market coming off the prior-year period where the monthly absorption rate was a robust 5.3.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2024			As of June 30, 2023			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,540	$1,210,337	$786	1,676	$1,259,191	$751	(8)%	(4)%	5%
Central	740	447,084	604	638	365,827	573	16%	22%	5%
East	412	342,431	831	451	297,877	660	(9)%	15%	26%
Total	2,692	$1,999,852	$743	2,765	$1,922,895	$695	(3)%	4%	7%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 9% and 8% during the three months ended June 30, 2024 and 2023, respectively. The dollar value of backlog was $2.0 billion as of June 30, 2024 compared to $1.9 billion as of June 30, 2023. The average sales price in backlog increased 7% to $743,000 as of June 30, 2024, compared to $695,000 at June 30, 2023. This increase in average sales price can be attributed to a combination of factors, including the broad housing price resiliency, as evidenced by recent housing data indicating national home prices are at an all-time high level. Despite the continuation of a higher mortgage interest rate environment, we have experienced some relative strength in pricing and have been able to more efficiently utilize incentives as we continue to balance our price and volume targets.
Backlog dollar value in our West segment decreased 4% due to an 8% decrease in backlog units, offset by a 5% increase in average sales price. The decrease in backlog units was largely due to a 17% decrease in net new home orders for the current-year period, as demand during the current-year period was strong, however not as robust as the prior-year period. The decrease in backlog units was offset some by our ability to raise prices, due largely to a decrease in incentives. Backlog dollar value in our Central segment increased by 22% due to a 16% increase in backlog units and a 5% increase in average sales price. The increase in backlog units is due largely to the higher backlog leading into the current-year period. Similar to our West segment, we have been able to maintain pricing power despite some of the affordability challenges stemming from higher mortgage interest rates. Backlog dollar value in our East segment increased by 15% due to a 26% increase in average sales price, offset by a 9% decrease in backlog units. Net new home order volume in our East segment was down 18% in the first quarter of the current-year period, which contributed to the decrease in backlog units. Additionally, our 58% increase in new homes delivered was accompanied by a significant increase in the backlog conversion within our East segment, which has resulted in lower backlog units.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	901	$674,391	$748	675	$524,926	$778	33%	28%	(4)%
Central	528	299,910	568	327	191,477	586	61%	57%	(3)%
East	271	158,707	586	171	102,674	600	58%	55%	(2)%
Total	1,700	$1,133,008	$666	1,173	$819,077	$698	45%	38%	(5)%
 Home sales revenue increased $313.9 million to $1.1 billion for the three months ended June 30, 2024 compared to the prior-year period. The increase was comprised of $367.8 million related to a 527-unit increase in new homes delivered in the three months ended June 30, 2024, offset by a $54.4 million decrease related to a $32,000 decrease in average sales price for the three months ended June 30, 2024. We experienced significantly stronger order demand in the second half of 2023 compared to 2022, which helped propel our backlog units and dollar value by 58% and 38%, respectively, heading into the current-year period compared to the prior-year period. This increased backlog elevated our delivery potential in the current-year period, and our seasonally strong backlog conversion ratio of 60% helped drive our delivery and home sales revenue growth.
Home sales revenue in our West segment increased 28% due to a 33% increase in new homes delivered, offset by a 4% decrease in average sales price during the current-year period. The increase in new homes delivered was due to an increase in backlog units to start the current-year period compared to the prior-year period. The decrease in average sales price was due to market and product mix factors, most notably in our San Diego market where the prior-year activity was positively impacted by some higher-end communities in which the last unit closed in late 2023. Home sales revenue in our Central segment increased 57% due to a 61% increase in new homes delivered, offset by a 3% decrease in average sales price. The increase in new homes delivered was due to a significant increase in backlog units to start the current-year period compared to the prior-year period. The average sales price of homes delivered decreased due primarily to a decrease in our Colorado market, where we have encountered weaker demand trends resulting in diminished pricing power. Home sales revenue in our East segment increased by 55% due to a 58% increase in new homes delivered, offset by a 2% decrease in average sales price. The increase in new homes delivered is due to a combination of higher opening backlog and seasonally strong backlog conversion within our East segment.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2024	%	2023	%
Home sales revenue	$1,133,008	100.0%	$819,077	100.0%
Cost of home sales	865,681	76.4%	651,999	79.6%
Homebuilding gross margin	267,327	23.6%	167,078	20.4%
Add: interest in cost of home sales	38,994	3.4%	25,366	3.1%
Add: impairments and lot option abandonments	968	0.1%	11,761	1.4%
Adjusted homebuilding gross margin(1)	$307,289	27.1%	$204,205	24.9%
Homebuilding gross margin percentage	23.6%		20.4%
Adjusted homebuilding gross margin percentage(1)	27.1%		24.9%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.6% for the three months ended June 30, 2024 compared to 20.4% for the prior-year period. This increase is primarily due to lower incentives in the current-year period, as the prior-year was heavily impacted by the deterioration in demand resulting from the early days of the current rate hiking cycle. As mortgage rates have remained higher over a longer period, we have observed a gradual decrease in the need for incentives over the past several months, which has positively impacted gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.1% for the three months ended June 30, 2024 compared to 24.9% for the prior-year period.

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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$56,804	$43,241	5.0%	5.3%
General and administrative (G&A)	67,747	54,224	6.0%	6.6%
Total sales and marketing and G&A	$124,551	$97,465	11.0%	11.9%
Total SG&A expense as a percentage of home sales revenue decreased to 11.0% for the three months ended June 30, 2024, compared to 11.9% in the prior-year period. Total SG&A expense increased $27.1 million to $124.6 million for the three months ended June 30, 2024 from $97.5 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.0% for the three months ended June 30, 2024, compared to 5.3% for the prior-year period. This decrease was largely due to higher home sales revenue, which improved our fixed cost leverage. Sales and marketing expense increased to $56.8 million for the three months ended June 30, 2024 compared to $43.2 million for the prior-year period, largely driven by an increase in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which increased by 38% compared to the prior-year period, such an increase in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 6.0% of home sales revenue for the three months ended June 30, 2024 compared to 6.6% for the prior-year period. This decrease was due primarily to higher leverage on our fixed components of G&A expenses, which is directly associated with the higher home sales revenue in the current-year period. G&A expense increased to $67.7 million for the three months ended June 30, 2024 compared to $54.2 million for the prior-year period, largely driven by an increase in wage and incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $30.4 million and $37.4 million for the three months ended June 30, 2024 and 2023, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended June 30, 2024 and 2023 was income of $9.9 million and $11.1 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances.
Income Tax
For the three months ended June 30, 2024, we recorded a tax provision of $41.2 million based on an effective tax rate of 25.9%. For the three months ended June 30, 2023, we recorded a tax provision of $21.5 million based on an effective tax rate of 25.7%.

Financial Services Segment
Income before income taxes from our financial services operations increased to $6.1 million for the three months ended June 30, 2024 compared to $3.0 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Total Originations:
Loans	148	—
Principal	$69,784	$—
Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	4%	—%
Other agency	96%	—%
Total agency	100%	—%
Loan Type:
Fixed rate	99%	—%
ARM	1%	—%
Credit Quality:
Average FICO score	763	0
Other Data:
Average combined LTV ratio	77%	—%
Full documentation loans	100%	—%
Loans Sold to Third Parties:
Loans	82	—
Principal	$38,092	$—
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,983	72.3	4.6	2,105	78.0	4.5	(6)%	(7)%	2%
Central	996	63.1	2.6	887	42.5	3.5	12%	48%	(26)%
East	486	17.3	4.7	539	17.9	5.0	(10)%	(3)%	(6)%
Total	3,465	152.7	3.8	3,531	138.4	4.3	(2)%	10%	(12)%

Net new home orders for the six months ended June 30, 2024 decreased by 66, or 2%, to 3,465, compared to 3,531 during the prior-year period. The decrease in net new home orders was due to a 12% decrease in monthly absorption rates, partially offset by a 10% increase in average selling communities. While the current-year period experienced seasonally normal demand, the prior-year period was more robust, as the supply-demand imbalance was more pronounced, due primarily to a lack of resale supply. While this dynamic has enabled homebuilders to capture a greater share of total home sales, monthly supply has risen and the impact of this has been diminished to some extent.

Our West segment reported a 6% decrease in net new home orders due to a 7% decrease in average selling communities, offset slightly by a 2% increase in monthly absorption rates. This change in average selling communities was largely due to the 28 community closings we experienced during the current-year period, compared to 16 in the prior-year period. For the current-year period, community closings outpaced new community openings by 5, as we continue to experience strong demand in the West and sell through communities at a faster pace than we open new ones. Despite the decline in average selling communities, current-year period community openings of 23 outpaced the prior-year period, during which we opened 16 new communities. Our Central segment reported a 12% increase in net new home orders due to a 48% increase in average selling communities, offset by a 26% decrease in monthly absorption rates. The 48% increase in average selling communities was due to significant growth in each of our Austin, Dallas-Fort Worth, Houston, and Colorado markets. While the monthly absorption rate dipped by 26% year-over-year, demand remained healthy in Texas, as each of our markets there achieved a monthly absorption rate near 3.0. We experienced softer market conditions in Colorado. Our East segment reported a 10% decrease in net new home orders due to a 6% decrease in monthly absorption rates and a 3% decrease in average selling communities. Despite the lower absorption rate compared to the prior-year period, demand in the East remained strong, exceeding seasonal expectations with a 4.7 absorption rate. The decrease in average selling communities was due to a decrease in Charlotte and Raleigh, where strong sales activity has resulted in selling through communities faster than our new community openings.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,621	$1,221,812	$754	1,265	$1,003,659	$793	28%	22%	(5)%
Central	1,010	572,449	567	581	357,445	615	74%	60%	(8)%
East	462	257,100	556	392	226,378	577	18%	14%	(4)%
Total	3,093	$2,051,361	$663	2,238	$1,587,482	$709	38%	29%	(6)%
 Home sales revenue increased $463.9 million to $2.1 billion for the six months ended June 30, 2024 compared to the prior-year period. The increase was comprised of $566.9 million related to an 855-unit increase in new homes delivered in the six months ended June 30, 2024, offset by a $102.9 million decrease related to a $46,000 decrease in average sales price for the six months ended June 30, 2024. We experienced significantly stronger order demand in the second half of 2023 compared to 2022, which helped propel our backlog units and dollar value by 58% and 38%, respectively, heading into the current-year period compared to the prior-year period. This increased backlog elevated our delivery potential for the current-year period, and our seasonally strong backlog conversions over the first six month of 2024 have helped drive higher new home deliveries.
Home sales revenue in our West segment increased 22% due to a 28% increase in new homes delivered, offset some by a 5% decrease in average sales price during the current-year period. The increase in new homes delivered was due to an increase in backlog units to start the current-year period compared to the prior-year period. The decrease in average sales price was due to market and product mix factors, most notably in our San Diego market where the prior-year activity was positively impacted by some higher end communities in which the last unit closed in late 2023. Home sales revenue in our Central segment increased 60% due to a 74% increase in new homes delivered, offset by an 8% decrease in average sales price. The increase in new homes delivered was due to a significant increase in backlog units to start the current-year period compared to the prior-year period. The average sales price of homes delivered decreased due primarily to a change in our product mix within our Houston market, along with some softer demand experienced in our Colorado market, resulting in higher incentives and weaker pricing power. Home sales revenue in our East segment increased by 14% due to an 18% increase in new homes delivered, offset by a 4% decrease in average sales price. Home sales revenue in our East segment increased 14% due to an 18% increase in new homes delivered, offset some by a 4% decrease in average sales price during the current-year period. The increase in new homes delivered was due to an increase in backlog units to start the current-year period compared to the prior-year period. The decrease in average sales price was due primarily to the mix of homes delivered in our DC Metro market.

Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2024	%	2023	%
Home sales revenue	$2,051,361	100.0%	$1,587,482	100.0%
Cost of home sales	1,572,985	76.7%	1,240,117	78.1%
Homebuilding gross margin	478,376	23.3%	347,365	21.9%
Add: interest in cost of home sales	69,643	3.4%	45,592	2.9%
Add: impairments and lot option abandonments	1,370	0.1%	12,478	0.8%
Adjusted homebuilding gross margin(1)	$549,389	26.8%	$405,435	25.5%
Homebuilding gross margin percentage	23.3%		21.9%
Adjusted homebuilding gross margin percentage(1)	26.8%		25.5%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.3% for the six months ended June 30, 2024 compared to 21.9% for the prior-year period. This increase is primarily due to utilization of fewer incentives in the current-year period. As mortgage rates have remained higher over a longer period, we have observed a gradual decrease in the need for incentives over the past several months, which positively impacts gross margins. In addition, we have realized some direct cost savings related to improved cycle times and operational efficiencies. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.8% for the three months ended June 30, 2024 compared to 25.5% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$107,028	$85,103	5.2%	5.4%
General and administrative (G&A)	119,075	100,590	5.8%	6.3%
Total sales and marketing and G&A	$226,103	$185,693	11.0%	11.7%
Total SG&A expense as a percentage of home sales revenue decreased to 11.0% for the six months ended June 30, 2024, compared to 11.7% in the prior-year period. Total SG&A expense increased $27.1 million to $226.1 million for the six months ended June 30, 2024 from $185.7 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.2% for the six months ended June 30, 2024, compared to 5.4% for the prior-year period. This decrease was largely due to higher home sales revenue in the current-year period, helping to improve the operating leverage on fixed costs associated with sales and marketing expense. Sales and marketing expense increased to $107.0 million for the six months ended June 30, 2024 compared to $85.1 million for the prior-year period, largely driven by an increase in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which increased by 38% compared to the prior-year period, such increase in absolute dollars is expected.
G&A expense as a percentage of home sales revenue decreased to 5.8% of home sales revenue for the six months ended June 30, 2024 compared to 6.3% for the prior-year period. This decrease was due primarily to higher leverage on our fixed components of G&A expenses, which is directly associated with the higher home sales revenue in the current-year period. G&A expense increased to $119.1 million for the six months ended June 30, 2024 compared to $100.6 million for the prior-year period, largely driven by an increase in wage and incentive compensation-related costs.

Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $66.5 million and $74.9 million for the six months ended June 30, 2024 and 2023, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the six months ended June 30, 2024 and 2023 was income of $25.2 million and $18.7 million, respectively. The increase was primarily due to a combination of a gain on an investment, along with higher interest income stemming from the higher interest rates realized on our existing cash balances.
Income Tax
For the six months ended June 30, 2024, we recorded a tax provision of $72.8 million based on an effective tax rate of 25.1%. For the six months ended June 30, 2023, we recorded a tax provision of $48.8 million based on an effective tax rate of 26.2%. The decrease in our effective tax rate was primarily due to an increase in excess tax benefits related to stock-based compensation.
Financial Services Segment
Income before income taxes from our financial services operations increased to $10.6 million for the six months ended June 30, 2024 compared to $6.0 million for the prior-year period.
For supplemental data related to our mortgage financing operations, refer to the Financial Services section in the three month activity above. Since our mortgage origination operations commenced during the three months ended June 30, 2024, the data presented encompasses both three and six-month activity.
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

	June 30,		Increase (Decrease)
	2024	2023	Amount	%
Lots Owned
West	10,655	12,095	(1,440)	(12)%
Central	5,585	4,931	654	13%
East	1,584	1,352	232	17%
Total	17,824	18,378	(554)	(3)%
Lots Controlled(1)
West	4,395	4,289	106	2%
Central	7,120	6,769	351	5%
East	4,698	3,398	1,300	38%
Total	16,213	14,456	1,757	12%
Total Lots Owned or Controlled(1)	34,037	32,834	1,203	4%
__________
(1)As of June 30, 2024 and 2023, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2024 and 2023, lots controlled for Central include 3,449 and 3,685 lots, respectively, and East include 47 and 93 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2024 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2024, we had total liquidity of $1.2 billion, including cash and cash equivalents of $492.9 million and $707.3 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
Tri Pointe and its wholly owned subsidiary, Tri Pointe Homes Holdings, Inc., were co-issuers of the $450 million aggregate principal amount 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount in June of 2014. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes were scheduled to mature on June 15, 2024; however, on May 15, 2024, we redeemed the entire outstanding principal amount of the 2024 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
As of June 30, 2024 and December 31, 2023, there were $4.0 million and $5.2 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2024, we were in compliance with the covenants required by our Senior Notes.

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
As of June 30, 2024, we had no outstanding debt under the Revolving Facility and there was $707.3 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 6.51%. As of June 30, 2024, there were $4.4 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $1.6 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, we had outstanding letters of credit of $42.7 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2024 and December 31, 2023, we had $33.9 million and $38.3 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $32.6 million of the total balance as of June 30, 2024 and $37.4 million of the balance as of December 31, 2023, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $1.3 million of the total balance as of June 30, 2024 and $910,000 as of December 31, 2023, respectively.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2024	2024
Consolidated Tangible Net Worth	$2,979,967	$2,104,671
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	14.0%	≤60%
(Not to exceed 60%)
Interest Coverage Test	5.5	≥1.5
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
As of June 30, 2024, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 21, 2023, our board of directors approved a share repurchase program (the “2024 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2024, we repurchased and retired an aggregate of 1,046,062 shares of our common stock under the Repurchase Program for $36.7 million, excluding commissions. For the six months ended June 30, 2024, we repurchased and retired an aggregate of 2,488,847 shares of our common stock under the Repurchase Program for $86.7 million, excluding commissions.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Loans payable	$283,929	$288,337
Senior notes	646,030	1,094,249
Mortgage repurchase facilities	32,096	—
Total debt	962,055	1,382,586
Less: mortgage repurchase facilities	(32,096)	—
Total homebuilding debt	929,959	1,382,586
Stockholders’ equity	3,139,484	3,010,958
Total capital	$4,069,443	$4,393,544
Ratio of homebuilding debt-to-capital(1)	22.9%	31.5%

Total homebuilding debt	$929,959	$1,382,586
Less: Cash and cash equivalents	(492,940)	(868,953)
Net homebuilding debt	437,019	513,633
Stockholders’ equity	3,139,484	3,010,958
Net capital	$3,576,503	$3,524,591
Ratio of net homebuilding debt-to-net capital(2)	12.2%	14.6%
__________
(1)The ratio of homebuilding debt-to-capital is computed as the quotient obtained by dividing total homebuilding debt by the sum of total homebuilding debt plus stockholders’ equity.
(2)The ratio of net homebuilding debt-to-net capital is a non-GAAP financial measure and is computed as the quotient obtained by dividing net homebuilding debt (which is total homebuilding debt less cash and cash equivalents) by the sum of net homebuilding debt plus stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of homebuilding debt-to-capital. We believe the ratio of net homebuilding debt-to-net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. See the table above reconciling this non-GAAP financial measure to the ratio of homebuilding debt-to-capital. Because the ratio of net homebuilding debt-to-net capital is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
Cash Flows—Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:
•Net cash provided by operating activities decreased by $29.8 million to net cash provided of $167.9 million for the six months ended June 30, 2024 compared to $197.7 million for the prior-year period. The change was comprised of a $97.7 million increase in cash used related to real estate inventories, in addition to a $32.9 million increase in cash used related to mortgage loans held for sales, as we initiated our loan origination business during the current-year period. In addition to these primary drivers of the increase, the reduction in accounts payable and accrued expenses was an additional driver of this decrease in cash provided by operating activities. These changes were offset some by a $60.7 million increase in cash provided by receivables, along with a $79.2 million increase in net income.
•Net cash used in investing activities was $15.4 million for the six months ended June 30, 2024, compared to cash used of $20.8 million for the prior-year period. The decrease in cash used in investing activities was due to an increase in net cash distributions from unconsolidated entities.
•Net cash used in financing activities was $528.5 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $85.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of the $450 million of 5.875% Senior Notes due 2024 we redeemed in May 2024. Additionally, cash used in financing activities was comprised of $86.7 million of cash used for share repurchases, compared to $70.0 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2024, we had $194.3 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.7 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2024, we held equity investments in fourteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Inflation
Inflation in the United States persisted at a moderate level for the first half of 2024, although it significantly improved from its peak in 2022. While the Federal Reserve’s interest rate hikes have helped curb inflation, prevailing inflation rates remain elevated as compared to their desired target, and the future path of Federal Reserve policy is uncertain. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2024. We did not enter into during the six months ended June 30, 2024, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2024.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 21, 2023, our board of directors approved the 2024 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2024, we repurchased and retired an aggregate of 1,046,062 shares of our common stock under the Repurchase Program for $36.7 million, excluding commissions. For the six months ended June 30, 2024, we repurchased and retired an aggregate of 2,488,847 shares of our common stock under the Repurchase Program for $86.7 million, excluding commissions.
During the three months ended June 30, 2024, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2024 to April 30, 2024	1,007,776	$35.06	1,007,776	$164,667,446
May 1, 2024 to May 31, 2024	33,463	$35.50	33,463	$163,479,571
June 1, 2024 to June 30, 2024	4,823	$36.46	4,823	$163,303,705
Total	1,046,062	$35.08	1,046,062

Item 5.    Other Information
(c)     During the quarter ended June 30, 2024, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: July 25, 2024	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 25, 2024	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)