Form 10-Q
period 2024-09-30
Tri Pointe Homes, Inc.
filed 2024-10-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
93,590,060 shares of the registrant's common stock were issued and outstanding as of October 10, 2024.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$675,957	$868,953
Receivables	113,725	224,636
Real estate inventories	3,412,633	3,337,483
Investments in unconsolidated entities	130,798	131,824
Mortgage loans held for sale	80,071	—
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	37,996	37,996
Other assets	171,472	157,093
Total assets	$4,779,255	$4,914,588
Liabilities
Accounts payable	$75,214	$64,833
Accrued expenses and other liabilities	456,418	453,531
Loans payable	275,914	288,337
Senior notes, net	646,280	1,094,249
Mortgage repurchase facilities	75,465	—
Total liabilities	1,529,291	1,900,950

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 93,590,060 and 95,530,512 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	936	955
Additional paid-in capital	—	—
Retained earnings	3,249,016	3,010,003
Total stockholders’ equity	3,249,952	3,010,958
Noncontrolling interests	12	2,680
Total equity	3,249,964	3,013,638
Total liabilities and equity	$4,779,255	$4,914,588

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding:
Home sales revenue	$1,113,681	$825,295	$3,165,042	$2,412,777
Land and lot sales revenue	12,552	1,714	23,780	10,506
Other operations revenue	790	749	2,359	2,219
Total revenues	1,127,023	827,758	3,191,181	2,425,502
Cost of home sales	854,499	641,074	2,427,484	1,881,191
Cost of land and lot sales	11,986	1,474	21,584	10,287
Other operations expense	765	724	2,295	2,171
Sales and marketing	53,744	42,874	160,772	127,977
General and administrative	66,734	58,359	185,809	158,949
Homebuilding income from operations	139,295	83,253	393,237	244,927
Equity in income of unconsolidated entities	227	3	383	272
Other income, net	6,658	11,664	31,818	30,361
Homebuilding income before income taxes	146,180	94,920	425,438	275,560
Financial Services:
Revenues	17,650	10,758	47,818	30,004
Expenses	12,283	6,127	31,900	19,363
Financial services income before income taxes	5,367	4,631	15,918	10,641
Income before income taxes	151,547	99,551	441,356	286,201
Provision for income taxes	(39,788)	(22,942)	(112,599)	(71,764)
Net income	111,759	76,609	328,757	214,437
Net(income) loss attributable to noncontrolling interests	—	(1,207)	59	(3,569)
Net income available to common stockholders	$111,759	$75,402	$328,816	$210,868
Earnings per share
Basic	$1.19	$0.77	$3.49	$2.12
Diluted	$1.18	$0.76	$3.46	$2.10
Weighted average shares outstanding
Basic	93,600,678	98,018,498	94,294,800	99,534,570
Diluted	94,640,211	99,030,210	95,081,173	100,458,357

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496
Net income	—	—	—	111,759	111,759	—	111,759
Shares issued under share-based awards	619	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(8)	—	(8)	—	(8)
Stock-based compensation expense	—	—	8,708	—	8,708	—	8,708
Share repurchases, including excise tax	(272,777)	(3)	(9,988)	—	(9,991)	—	(9,991)
Reclass the negative APIC to retained earnings	—	—	1,288	(1,288)	—	—	—
Balance at September 30, 2024	93,590,060	$936	$—	$3,249,016	$3,249,952	$12	$3,249,964

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income	—	—	—	328,816	328,816	(59)	328,757
Shares issued under share-based awards	821,172	8	1,033	—	1,041	—	1,041
Tax withholding paid on behalf of employees for share-based awards	—	—	(16,612)	—	(16,612)	—	(16,612)
Stock-based compensation expense	—	—	24,327	—	24,327	—	24,327
Share repurchases, including excise tax	(2,761,624)	(27)	(97,283)	—	(97,310)	—	(97,310)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	89,803	(89,803)	—	—	—
Balance at September 30, 2024	93,590,060	$936	$—	$3,249,016	$3,249,952	$12	$3,249,964

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	99,094,458	$991	$—	$2,895,120	$2,896,111	$709	$2,896,820
Net income	—	—	—	75,402	75,402	1,207	76,609
Shares issued under share-based awards	361	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(6)	—	(6)	—	(6)
Stock-based compensation expense	—	—	6,989	—	6,989	—	6,989
Share repurchases	(1,753,045)	(18)	(55,081)	—	(55,099)	—	(55,099)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,160)	(1,160)
Reclass the negative APIC to retained earnings	—	—	48,098	(48,098)	—	—	—
Balance at September 30, 2023	97,341,774	$973	$—	$2,922,424	$2,923,397	$756	$2,924,153

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	210,868	210,868	3,569	214,437

Shares issued under share-based awards	789,164	8	510	—	518	—	518
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,802)	—	(9,802)	—	(9,802)
Stock-based compensation expense	—	—	15,012	—	15,012	—	15,012
Share repurchases	(4,465,098)	(45)	(125,543)	—	(125,588)	—	(125,588)
Distributions to noncontrolling interests, net	—	—	—	—	—	(6,955)	(6,955)
Reclass the negative APIC to retained earnings	—	—	116,138	(116,138)	—	—	—
Balance at September 30, 2023	97,341,774	$973	$—	$2,922,424	$2,923,397	$756	$2,924,153
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$328,757	$214,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,572	20,066
Equity in income of unconsolidated entities, net	(383)	(272)
Amortization of stock-based compensation	24,327	15,012
Charges for impairments and lot option abandonments	2,444	12,675
Fair value adjustment on mortgage loans held for sale	(758)	—
Gain on increase in carrying amount of investment	(3,495)	—
Changes in assets and liabilities:
Real estate inventories	(74,485)	(247,846)
Mortgage loans held for sale	(79,313)	—
Receivables	110,911	50,043
Other assets	(9,527)	1
Accounts payable	10,381	(7,093)
Accrued expenses and other liabilities	3,332	67,773
Net cash provided by operating activities	335,763	124,797
Cash flows from investing activities:
Purchases of property and equipment	(18,933)	(19,136)
Proceeds from investment	717	—
Net investments in unconsolidated entities	(24,789)	(6,434)
Distributions from unconsolidated entities	17,289	—
Net cash used in investing activities	(25,716)	(25,570)
Cash flows from financing activities:
Borrowings from loans payable	420	910
Repayment of loans payable and senior notes	(462,844)	—
Borrowings on mortgage repurchase facilities	282,400	—
Repayments on mortgage repurchase facilities	(206,935)	—
Distributions to noncontrolling interests	(3,877)	(6,955)
Proceeds from issuance of common stock under share-based awards	1,041	518
Tax withholding paid on behalf of employees for share-based awards	(16,612)	(9,802)
Share repurchases, excluding excise tax	(96,636)	(124,523)
Net cash used in financing activities	(503,043)	(139,852)
Net decrease in cash and cash equivalents	(192,996)	(40,625)
Cash and cash equivalents–beginning of period	868,953	889,664
Cash and cash equivalents–end of period	$675,957	$849,039

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across ten states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, and Washington, and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of September 30, 2024, we had not yet commenced significant homebuilding operations in these new markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2024 and December 31, 2023 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Effective February 1, 2024, we acquired the minority equity interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company. In connection with this transaction, Tri Pointe Connect expanded operations to include mortgage lending services to our homebuyers in all of the markets in which we operate and provide mortgage financing by utilizing funds made available pursuant to repurchase agreements with third party lenders and by utilizing our own funds. Tri Pointe Connect will retain the ability to act as a mortgage loan broker for our homebuyers that originate loans with third party lenders.
Revenues from mortgage financing operations primarily represent mortgage loan broker fees paid by third party lenders, fees earned on mortgage loan originations and the realized and unrealized gains and losses associated with the sales and changes in the fair value of mortgage loans held for sale. When we act as a mortgage loan broker and originate loans with third party lenders, mortgage loan broker fees and mortgage loan origination fees are recognized at the time the mortgage loans are funded. When we provide mortgage financing, we recognize fees on mortgage loan originations upon loan origination.
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of September 30, 2024, mortgage loans held for sale had an aggregate estimated fair value of $80.1 million and an aggregate outstanding principal balance of $79.3 million. For the nine months ended September 30, 2024, we recorded $758,000 of unrealized gains, in Financial Services revenue, related to our mortgage loans held for sale as of September 30, 2024.
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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of September 30, 2024, we had not yet commenced significant operations in these new markets, however we have controlled lots within Utah.
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

Total revenues and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
West	$690,577	$544,168	$1,921,817	$1,550,905
Central	262,485	165,322	838,302	529,952
East	173,961	118,268	431,062	344,645
Total homebuilding revenues	1,127,023	827,758	3,191,181	2,425,502
Financial services	17,650	10,758	47,818	30,004
Total	$1,144,673	$838,516	$3,238,999	$2,455,506

Income before income taxes
West	$92,261	$60,965	$255,643	$186,372
Central	32,327	19,075	119,645	50,917
East	21,592	14,880	50,150	38,271
Total homebuilding income before income taxes	146,180	94,920	425,438	275,560
Financial services	5,367	4,631	15,918	10,641
Total	$151,547	$99,551	$441,356	$286,201

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate inventories
West	$2,159,917	$2,209,113
Central	813,793	762,051
East	438,923	366,319
Total	$3,412,633	$3,337,483

Total assets(1)
West	$2,430,880	$2,557,608
Central	985,021	947,200
East	483,872	421,630
Corporate	742,483	941,824
Total homebuilding assets	4,642,256	4,868,262
Financial services	136,999	46,326
Total	$4,779,255	$4,914,588
__________
(1)    Total assets as of September 30, 2024 and December 31, 2023 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2024 and December 31, 2023 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$111,759	$75,402	$328,816	$210,868
Denominator:
Basic weighted-average shares outstanding	93,600,678	98,018,498	94,294,800	99,534,570
Effect of dilutive shares:
Stock options and unvested restricted stock units	1,039,533	1,011,712	786,373	923,787
Diluted weighted-average shares outstanding	94,640,211	99,030,210	95,081,173	100,458,357
Earnings per share
Basic	$1.19	$0.77	$3.49	$2.12
Diluted	$1.18	$0.76	$3.46	$2.10
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,119,501	2,605,025	1,426,229	2,692,950

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Escrow proceeds and other accounts receivable, net	$47,718	$158,622
Warranty insurance receivable (Note 13)	66,007	66,014
Total receivables	$113,725	$224,636

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both September 30, 2024 and December 31, 2023.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Real estate inventories owned:
Homes completed or under construction	$1,540,492	$1,402,762
Land under development	1,203,923	1,299,074
Land held for future development	156,394	153,615
Model homes	288,079	306,565
Total real estate inventories owned	3,188,888	3,162,016
Real estate inventories not owned:
Land purchase and land option deposits	223,745	175,467
Total real estate inventories not owned	223,745	175,467
Total real estate inventories	$3,412,633	$3,337,483

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest incurred	$25,253	$36,919	$91,787	$111,792
Interest capitalized	(25,253)	(36,919)	(91,787)	(111,792)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$218,171	$220,352	$221,647	$191,411
Interest capitalized as a cost of inventory	25,253	36,919	91,787	111,792
Interest previously capitalized as a cost of inventory, included in cost of sales	(38,762)	(27,264)	(108,772)	(73,196)
Capitalized interest in ending inventory	$204,662	$230,007	$204,662	$230,007

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
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate inventory impairments	$—	$—	$—	$11,500
Land and lot option abandonments and pre-acquisition charges	1,074	197	2,444	1,175
Total	$1,074	$197	$2,444	$12,675
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

6.    Investments in Unconsolidated Entities
As of September 30, 2024, we held equity investments in fourteen active partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these investments.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Cash	$46,185	$35,308
Receivables	105,645	38,839
Real estate inventories	400,317	450,097
Other assets	6,584	27,632
Total assets	$558,731	$551,876
Liabilities and equity
Debt obligations and other liabilities	$148,610	$155,616
Company’s equity	130,798	131,824
Outside interests’ equity	279,323	264,436
Total liabilities and equity	$558,731	$551,876

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
As of September 30, 2024 and December 31, 2023, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At September 30, 2024 and December 31, 2023, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $124.1 million and $125.9 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$42,183	$17,588	$106,097	$77,483
Other operating expense	(42,306)	(17,422)	(103,657)	(76,361)
Other income (expense), net	24	100	849	94
Net income	$(99)	$266	$3,289	$1,216
Company’s equity in income of unconsolidated entities	$227	$3	$383	$272
The aggregate results of operations from unconsolidated entities include related party transactions with the Company. When we purchase land from a joint venture in which we are a partner, such transactions are reflected as net sales in the joint ventures’ operating results, with any profit eliminated in the consolidated financial statements. Additionally, when we act as the general partner or managing member, we earn an immaterial, market-based administrative fee for services provided, which is reflected as other operating expense in the joint ventures’ operating results, and as other income (expense) on our consolidated statements of operations.

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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2024			December 31, 2023
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$205,505	$1,816,726	N/A	$159,164	$1,017,791	N/A
Other land option agreements	18,240	240,021	N/A	16,303	189,007	N/A
Total	$223,745	$2,056,747	$—	$175,467	$1,206,798	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $12.0 million and $9.5 million as of September 30, 2024 and December 31, 2023, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of September 30, 2024 and December 31, 2023, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of September 30, 2024 and December 31, 2023, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.

Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$15,612	$8,462
Refundable fees and other deposits	9,016	8,726
Development rights, held for future use or sale	1,192	1,192
Deferred loan costs—loans payable	3,996	5,089
Operating properties and equipment, net	61,285	66,284
Lease right-of-use assets	63,584	66,404
Income tax receivable	13,051	—
Other	3,736	936
Total	$171,472	$157,093

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related costs	$62,427	$68,575
Warranty reserves (Note 13)	107,307	106,993
Estimated cost for completion of real estate inventories	122,299	108,175
Customer deposits	55,213	43,991
Accrued income taxes payable	5,073	23,138
Accrued interest	14,860	8,470
Other tax liability	3,494	2,976
Lease liabilities	77,419	78,782
Other	8,326	12,431
Total	$456,418	$453,531

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
5.875% Senior Notes due June 15, 2024	$—	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(3,720)	(5,751)
Total	$646,280	$1,094,249

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
As of September 30, 2024 and December 31, 2023, there were $3.7 million and $5.2 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loan facility	$250,000	$250,000
Seller financed loans	25,914	38,337
Total	$275,914	$288,337
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
As of September 30, 2024, we had no outstanding debt under the Revolving Facility and there was $698.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.93%. As of September 30, 2024, there were $4.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.8 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024 and December 31, 2023, we had outstanding letters of credit of $51.9 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2024 and December 31, 2023, we had $25.9 million and $38.3 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $25.5 million of the total balance as of September 30, 2024 and $37.4 million of the balance as of December 31, 2023, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $420,000 of the total balance as of September 30, 2024 and $910,000 as of December 31, 2023, respectively.
Mortgage Repurchase Facilities
Between March 2024 and May 2024, Tri Pointe Connect entered into three Master Repurchase Agreements totaling $380 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of September 30, 2024, Tri Pointe Connect had $75.5 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.9%, and $204.5 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of September 30, 2024.
The following table provides a summary of our Repurchase Agreements as of September 30, 2024 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$37,528	$80,000	Term SOFR + 1.75%	3/11/2025	Mortgage Loans
Warehouse B	—	100,000	Term SOFR + 1.75%	5/28/2025	Mortgage Loans
Warehouse C (2)	37,937	50,000	Term SOFR + 1.75%	5/30/2025	Mortgage Loans
Warehouse C (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$75,465	$280,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of September 30, 2024, mortgage loans held for sale had an aggregate fair value of $80.1 million.
(2) Warehouse C is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

Interest Incurred
During the three months ended September 30, 2024 and 2023, the Company incurred interest of $25.3 million and $36.9 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $610,000 and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred interest of $91.8 million and $111.8 million, respectively, related to all debt and land banking arrangements and amortization of deferred financing and Senior Note discount costs of $3.1 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest related to all outstanding debt at September 30, 2024 and December 31, 2023 was $14.9 million and $8.5 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2024 and December 31, 2023.

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
A summary of assets and liabilities at September 30, 2024 and December 31, 2023, related to our financial instruments, is set forth below (in thousands):

		September 30, 2024		December 31, 2023
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$653,925	$1,099,489	$1,066,835
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$25,914	$25,914	$38,337	$38,337
Mortgage loans held for sale(4)	Level 2	$80,071	$80,071	$—	$—
Mortgage repurchase facilities(5)	Level 2	$75,465	$75,465	$—	$—
 __________
(1)The book value of the Senior Notes is net of discounts for December 31, 2023, excluding deferred loan costs of $5.2 million. The estimated fair value of the Senior Notes at September 30, 2024 and December 31, 2023 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2024 and December 31, 2023 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of September 30, 2024 and December 31, 2023 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At September 30, 2024 and December 31, 2023, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$11,500	$39,970
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of September 30, 2024 and December 31, 2023, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $66.0 million as of both September 30, 2024 and December 31, 2023. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty reserves, beginning of period	$107,196	$99,243	$106,993	$104,375
Warranty reserves accrued	9,491	6,337	27,225	18,523
Warranty expenditures	(9,380)	(10,471)	(26,911)	(27,789)
Warranty reserves, end of period	$107,307	$95,109	$107,307	$95,109

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2024 and December 31, 2023, the Company had outstanding surety bonds totaling $755.4 million and $697.2 million, respectively. As of September 30, 2024 and December 31, 2023, our estimated cost to complete obligations related to these surety bonds was $433.8 million and $435.9 million, respectively.
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

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Lease Cost
Operating lease cost (included in SG&A expense)	$3,124	$2,555	$9,028	$7,808
Ground lease cost (included in other operations expense)	765	724	2,295	2,170
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(776)	(734)	(2,329)	(2,202)
Net lease cost	$3,113	$2,545	$8,994	$7,776

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$2,842	$2,407	$8,754	$7,279
Ground lease cash flows (included in operating cash flows)	$664	$663	$1,990	$1,990
Right-of-use assets obtained in exchange for new operating lease liabilities	$726	$1,804	$5,990	$3,820

	September 30, 2024	December 31, 2023
Weighted-average discount rate:
Operating leases	4.9%	4.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.9	6.3
Ground leases	43.7	44.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2024	$2,368	$809
2025	11,402	3,237
2026	10,371	3,237
2027	9,094	3,237
2028	8,529	3,237
Thereafter	15,772	75,403
Total lease payments	$57,536	$89,160
Less: Interest	7,864	61,413
Present value of operating lease liabilities	$49,672	$27,747
 __________
(1)    Ground leases are fully subleased through 2041, representing $55.3 million of the $89.2 million future ground lease obligations.
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
As of September 30, 2024, there were 5,326,521 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stock-based compensation	$8,708	$6,989	$24,327	$15,012

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2024, total unrecognized stock-based compensation expense related to all stock-based awards was $48.6 million and the weighted average term over which the expense was expected to be recognized was 1.4 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	66,043	$15.76	0.2	$1,297
Granted	—	—	—	—
Exercised	(66,043)	$15.76	—	—
Forfeited	—	$—	—	—
Options outstanding at September 30, 2024	—	$—	$—	$—
Options exercisable at September 30, 2024	—	$—	$—	$—

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

Summary of Restricted Stock Unit Activity

The following table presents a summary of time-based and performance-based RSUs for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2023	3,889,380	$22.71
Granted	1,126,648	$35.57
Vested	(1,220,474)	$19.87
Forfeited	(240,955)	$19.74
Nonvested RSUs at September 30, 2024	3,554,599	$27.73

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

For the nine months ended September 30, 2024, the Company granted an aggregate of 17,082 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $38.0 million as of both September 30, 2024 and December 31, 2023. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2024 and December 31, 2023. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $39.8 million and $22.9 million for the three months ended September 30, 2024 and 2023, respectively and $112.6 million and $71.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2024 and December 31, 2023. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
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

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(9,500)	$(18,954)
Income taxes paid, net	$38,572	$7,919
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$672	$1,065
Amortization of senior note discount capitalized to real estate inventory	$511	$791
Amortization of deferred loan costs capitalized to real estate inventory	$2,599	$2,985

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
Overview and Outlook
Market fundamentals, including a growing cohort of Millennial and Gen Z buyers and a structural incongruity between housing supply and demand, continue to support sustained growth in the housing sector. Notwithstanding, fluctuations driven by elevated mortgage rates, seasonality, and political and geopolitical factors tempered demand in the third quarter. In September, the FOMC implemented a 50-basis-point rate cut, signaling a shift toward a more accommodative monetary policy in the near term. While the FOMC rate does not directly determine mortgage rates, its easing decision likely will contribute to a downward trend in borrowing costs over time, potentially improving housing affordability and/or unlocking both buyer demand and seller activity. As mortgage rates have remained elevated, however, we continue to employ mortgage rate buydowns and strategic pricing adjustments to maintain sales momentum. Such incentives remain a crucial tool in addressing affordability challenges posed by higher mortgage rates and the rapid price appreciation that occurred during and subsequent to the COVID-19 pandemic. Looking ahead, our increased focus on speculative builds further supports these strategies, allowing us to meet the growing demand for quicker move-ins while enhancing operational efficiency.
The third quarter demonstrated strong financial performance across all reporting segments. We achieved a 32% increase in new home deliveries, reaching 1,619. This drove a 35% increase in home sales revenue to $1.1 billion. Enhanced pricing and cost management, along with broader operational improvements, led to a 23.3% homebuilding gross margin, representing a 100-basis-point improvement compared to the prior-year period. We also realized greater operating leverage, decreasing our sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue to 10.8%. Ultimately, net income available to common stockholders rose 48% to $111.8 million, and diluted earnings per share rose 55% to $1.18. These results reflect the strong order demand we experienced throughout the first half of the year, coupled with our commitment to cost control and efficiency.
Net new home orders for the quarter were 1,252, on a monthly absorption rate of 2.8 orders per average selling community. Our backlog units and dollar value ended the quarter at 2,325 and $1.7 billion, respectively, positioning us well for a strong fourth quarter. Our increased spec strategy has allowed us to accelerate backlog turnover, and as we continue to execute on this approach, we anticipate some moderation in backlog levels. However, a faster conversion of units into deliveries enhances operational efficiency and supports sustained growth moving forward. Additionally, with a homebuilding debt-to-capital ratio of 22.1% and a net homebuilding debt-to-net capital of 7.0%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding:
Home sales revenue	$1,113,681	$825,295	$3,165,042	$2,412,777
Land and lot sales revenue	12,552	1,714	23,780	10,506
Other operations revenue	790	749	2,359	2,219
Total revenues	1,127,023	827,758	3,191,181	2,425,502
Cost of home sales	854,499	641,074	2,427,484	1,881,191
Cost of land and lot sales	11,986	1,474	21,584	10,287
Other operations expense	765	724	2,295	2,171
Sales and marketing	53,744	42,874	160,772	127,977
General and administrative	66,734	58,359	185,809	158,949
Homebuilding income from operations	139,295	83,253	393,237	244,927
Equity in income of unconsolidated entities	227	3	383	272
Other income, net	6,658	11,664	31,818	30,361
Homebuilding income before income taxes	146,180	94,920	425,438	275,560
Financial Services:
Revenues	17,650	10,758	47,818	30,004
Expenses	12,283	6,127	31,900	19,363
Financial services income before income taxes	5,367	4,631	15,918	10,641
Income before income taxes	151,547	99,551	441,356	286,201
Provision for income taxes	(39,788)	(22,942)	(112,599)	(71,764)
Net income	111,759	76,609	328,757	214,437
Net (income) loss attributable to noncontrolling interests	—	(1,207)	59	(3,569)
Net income available to common stockholders	$111,759	$75,402	$328,816	$210,868
Earnings per share
Basic	$1.19	$0.77	$3.49	$2.12
Diluted	$1.18	$0.76	$3.46	$2.10
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	667	71.8	3.1	827	78.8	3.5	(19)%	(9)%	(11)%
Central	404	60.7	2.2	493	58.5	2.8	(18)%	4%	(21)%
East	181	17.5	3.4	193	17.5	3.7	(6)%	—%	(6)%
Total	1,252	150.0	2.8	1,513	154.8	3.3	(17)%	(3)%	(15)%

Net new home orders for the three months ended September 30, 2024 decreased by 261, or 17%, to 1,252, compared to 1,513 during the prior-year period. The decrease in net new home orders was due to a 15% decrease in monthly absorption rates and a 3% decrease in average selling communities. While order demand followed typical seasonal patterns, it was slightly slower than usual, which we attribute to a combination of elevated mortgage rates, election-related uncertainty, and the usual seasonal slowdown. These factors contributed to a more cautious buyer environment during the quarter.
Our West segment reported a 19% decrease in net new home orders due to an 11% decrease in monthly absorption rates and a 9% decrease in average selling communities. Despite declines in monthly absorption rates in a majority of our West markets, our monthly absorption rate of 3.1 remains strong and above the Company’s combined rate of 2.8. Our most challenged West markets were Sacramento and the Bay Area of California, where we achieved monthly absorption rates of 2.3 and 2.2, respectively. Our 9% decrease in average selling communities was due largely to activity in our Orange County-Los Angeles market, where our average community count has dropped by 45% as we continue to experience strong demand and successfully sell through communities at a pace that exceeds our current capacity for community openings. During the current quarter, we opened 9 new communities and closed out 14 communities in our West segment. Our Central segment reported an 18% decrease in net new home orders due to a 21% decrease in monthly absorption rates, offset by a 4% increase in average selling communities. Each of our Central markets experienced a decrease in monthly absorption rates, with the largest impact coming from our Colorado market, where we continue to experience weakened buyer interest and increased competitive pressures. Our East segment reported a 6% decrease in net new home orders due to a 6% decrease in monthly absorption rate. Despite this slowdown, we remain optimistic, as all of our markets in the East segment achieved a monthly absorption rate of 3.4 or higher for the quarter.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2024			As of September 30, 2023			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	1,289	$1,017,622	$789	1,760	$1,329,241	$755	(27)%	(23)%	5%
Central	689	409,907	595	827	487,975	590	(17)%	(16)%	1%
East	347	304,061	876	468	300,103	641	(26)%	1%	37%
Total	2,325	$1,731,590	$745	3,055	$2,117,319	$693	(24)%	(18)%	8%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 10% during each three-month period ended September 30, 2024 and 2023. The dollar value of backlog was $1.7 billion as of September 30, 2024 compared to $2.1 billion as of September 30, 2023. The average sales price in backlog increased 8% to $745,000 as of September 30, 2024, compared to $693,000 at September 30, 2023. This increase in average sales price can be attributed to a combination of factors, including the broad housing price resiliency, as evidenced by recent housing data indicating national home prices are at or near all-time high levels.
Backlog dollar value in our West segment decreased 23% due to a 27% decrease in backlog units, offset by a 5% increase in average sales price. The decrease in backlog units was largely due to a 10% decrease in net new home orders for the current year-to-date period, as demand during the current-year has moderated to a more normal level, compared to a slightly more robust prior-year period. The decrease in backlog units was further impacted by our 26% increase in deliveries over this same period, as we continue to execute our spec strategy, leading to more efficient backlog conversion. In our Central segment, backlog dollar value decreased by 16%, driven by a 17% decline in backlog units, partially offset by a 1% increase in average sales price. This reduction in backlog units was largely due to flat order activity year-to-date, coupled with a significant increase in deliveries as we executed our spec strategy and improved backlog conversion. In the East segment, backlog dollar value increased by 1%, driven by a 37% rise in average sales price, offset by a 26% decline in backlog units. Net new home orders in the East segment fell by 9% during the current nine-month period, and higher backlog conversion rates contributed to the reduction in backlog units. A 25% increase in home deliveries during the same period, along with strong backlog conversion, further lowered backlog units. The $235,000 increase in average sales price within the backlog was primarily due to growth in our Charlotte market and a higher proportion of units in the DC Metro market, where prices significantly exceed both segment and company averages.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	918	$683,243	$744	743	$543,398	$731	24%	26%	2%
Central	455	256,480	564	304	163,629	538	50%	57%	5%
East	246	173,958	707	176	118,268	672	40%	47%	5%
Total	1,619	$1,113,681	$688	1,223	$825,295	$675	32%	35%	2%
 Home sales revenue increased $288.4 million to $1.1 billion for the three months ended September 30, 2024 compared to the prior-year period. The increase was comprised of $267.3 million related to a 396-unit increase in new homes delivered in the three months ended September 30, 2024, offset by a $21.0 million decrease related to a $13,000 increase in average sales price for the three months ended September 30, 2024. We experienced significantly stronger order demand in the second half of 2023 compared to 2022, which helped propel our backlog units and dollar value by 58% and 38%, respectively, heading into the current-year period compared to the prior-year period. This increased backlog elevated our delivery potential in the current-year period, and our seasonally strong backlog conversion ratio of 60% helped drive our delivery and home sales revenue growth. Our strategy to increase specs further supported this strong conversion rate, enabling us to capture more deliveries and contribute to overall growth.
Home sales revenue in our West segment increased 26% due to a 24% increase in new homes delivered and a 2% increase in average sales price during the current-year period. The rise in deliveries reflects a higher backlog at the start of the current-year period compared to the prior year. Home sales revenue in our Central segment increased 57% due to a 50% increase in new homes delivered and a 5% increase in average sales price. The increase in new homes delivered was due to a significant increase in backlog units to start the current-year period compared to the prior-year period. The average sales price in this segment benefited from strong market conditions in Houston and Dallas-Fort Worth, supporting stronger pricing power. Home sales revenue in our East segment increased by 47% due to a 40% increase in new homes delivered and a 5% increase in average sales price, driven by higher opening backlog and seasonally strong backlog conversion.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2024	%	2023	%
Home sales revenue	$1,113,681	100.0%	$825,295	100.0%
Cost of home sales	854,499	76.7%	641,074	77.7%
Homebuilding gross margin	259,182	23.3%	184,221	22.3%
Add: interest in cost of home sales	37,687	3.4%	27,035	3.3%
Add: impairments and lot option abandonments	1,074	0.1%	197	0.0%
Adjusted homebuilding gross margin(1)	$297,943	26.8%	$211,453	25.6%
Homebuilding gross margin percentage	23.3%		22.3%
Adjusted homebuilding gross margin percentage(1)	26.8%		25.6%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.3% for the three months ended September 30, 2024 compared to 22.3% for the prior-year period. This increase is primarily attributed to reduced incentives in the current-year period compared to the prior-year, during which demand had weakened significantly due to the onset of the rate-hiking cycle. As mortgage rates have remained elevated for an extended period, we have seen a gradual reduction in the need for incentives during the first half of the year, which has positively impacted our gross margins this quarter. Additionally, a shift in our revenue mix, with a higher contribution from our Central and East segments, has further improved gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.8% for the three months ended September 30, 2024 compared to 25.6% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$53,744	$42,874	4.8%	5.2%
General and administrative (G&A)	66,734	58,359	6.0%	7.1%
Total sales and marketing and G&A	$120,478	$101,233	10.8%	12.3%
Total SG&A expense as a percentage of home sales revenue decreased to 10.8% for the three months ended September 30, 2024, compared to 12.3% in the prior-year period. Total SG&A expense increased $19.2 million to $120.5 million for the three months ended September 30, 2024 from $101.2 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 4.8% for the three months ended September 30, 2024, compared to 5.2% for the prior-year period. This decrease was largely due to higher home sales revenue, which improved our fixed cost leverage. Sales and marketing expense increased to $53.7 million for the three months ended September 30, 2024 compared to $42.9 million for the prior-year period, largely driven by an increase in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which increased by 35% compared to the prior-year period, such an increase in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue decreased to 6.0% of home sales revenue for the three months ended September 30, 2024 compared to 7.1% for the prior-year period. This decrease was due primarily to higher leverage on our fixed components of G&A expenses, which is directly associated with the higher home sales revenue in the current-year period. G&A expense increased to $66.7 million for the three months ended September 30, 2024 compared to $58.4 million for the prior-year period, largely driven by an increase in wage and incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $25.3 million and $36.9 million for the three months ended September 30, 2024 and 2023, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended September 30, 2024 and 2023 was income of $6.7 million and $11.7 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances.
Income Tax
For the three months ended September 30, 2024, we recorded a tax provision of $39.8 million based on an effective tax rate of 26.3%. For the three months ended September 30, 2023, we recorded a tax provision of $22.9 million based on an effective tax rate of 23.0%.

Financial Services Segment
Income before income taxes from our financial services operations increased to $5.4 million for the three months ended September 30, 2024 compared to $4.6 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Total Originations:
Loans	430	—
Principal	$209,182	$—

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	10%	—%
Other agency	90%	—%
Total agency	100%	—%

Loan Type:
Fixed rate	100%	—%
ARM	—%	—%

Credit Quality:
Average FICO score	759	—

Other Data:
Average combined LTV ratio	77%	—%
Full documentation loans	100%	—%

Loans Sold to Third Parties:
Loans	345	—
Principal	$162,897	$—
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,650	72.3	4.1	2,932	78.2	4.2	(10)%	(8)%	(2)%
Central	1,400	62.2	2.5	1,380	48.4	3.2	1%	29%	(22)%
East	667	17.1	4.3	732	17.7	4.6	(9)%	(3)%	(7)%
Total	4,717	151.6	3.5	5,044	144.3	3.9	(6)%	5%	(10)%

Net new home orders for the nine months ended September 30, 2024 decreased by 327, or 6%, to 4,717, compared to 5,044 during the prior-year period. The decrease in net new home orders was due to a 10% decrease in monthly absorption rates, partially offset by a 5% increase in average selling communities. The current-year period began with strong momentum, but conditions moderated to more seasonally normal levels, particularly during the second and third quarters. While demand remains healthy, the prior-year period experienced heightened activity due to a more pronounced supply-demand imbalance, driven by limited resale inventory. Although this dynamic allowed homebuilders to capture a larger share of total home sales, the recent increase in monthly housing supply has tempered that impact somewhat.

Our West segment reported a 10% decrease in net new home orders due to an 8% decrease in average selling communities along with a 2% decrease in monthly absorption rates. This change in average selling communities was largely due to strong demand in the West and our ability to sell through communities at a faster pace than we open new ones. Our Central segment reported a 1% increase in net new home orders due to a 29% increase in average selling communities, offset by a 22% decrease in monthly absorption rates. The 29% increase in average selling communities was due to growth in each of our Austin, Dallas-Fort Worth, Houston, and Colorado markets. While the monthly absorption rate dipped by 22% year-over-year, demand remained seasonally normal in each of our Texas markets. We experienced softer market conditions in Colorado. Our East segment reported a 9% decrease in net new home orders due to a 7% decrease in monthly absorption rates and a 3% decrease in average selling communities. Despite the lower absorption rate compared to the prior-year period, demand in the East remained strong, exceeding seasonal expectations with a 4.3 absorption rate. The decrease in average selling communities was due to a decrease in Charlotte and Raleigh, where strong sales activity has resulted in selling through communities faster than our new community openings.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	2,539	$1,905,056	$750	2,008	$1,547,057	$770	26%	23%	(3)%
Central	1,465	828,928	566	885	521,074	589	66%	59%	(4)%
East	708	431,058	609	568	344,646	607	25%	25%	—%
Total	4,712	$3,165,042	$672	3,461	$2,412,777	$697	36%	31%	(4)%
 Home sales revenue increased $752.3 million to $3.2 billion for the nine months ended September 30, 2024 compared to the prior-year period. The increase was comprised of $840.7 million related to an 1,251-unit increase in new homes delivered in the nine months ended September 30, 2024, offset by a $86.5 million decrease related to a $25,000 decrease in average sales price for the nine months ended September 30, 2024. We experienced significantly stronger order demand in the second half of 2023 compared to 2022, which helped propel our backlog units and dollar value by 58% and 38%, respectively, heading into the current-year period compared to the prior-year period. This increased backlog elevated our delivery potential for the current-year period, and our seasonally strong backlog conversions over the first nine month of 2024 have helped drive higher new home deliveries. Our ability to increase our backlog conversion rate in the current-year period is due to a combination of operational efficiency and our strategic shift to higher spec starts, resulting in a condensed timeframe from home sale to delivery.
Home sales revenue in our West segment increased 23% due to a 26% increase in new homes delivered, offset some by a 3% decrease in average sales price during the current-year period. The increase in new home deliveries was driven by a 25% higher backlog value at the beginning of the current year compared to the prior year. The slight decrease in average sales price was due to market and product mix factors, most notably in our San Diego market where the prior-year activity was positively impacted by some higher end communities in which the last unit closed in late 2023. Home sales revenue in our Central segment increased 59% due to a 66% increase in new homes delivered, offset by an 4% decrease in average sales price. The increase in new home deliveries was driven by a 96% higher backlog value at the beginning of the current year compared to the prior year. The average sales price of homes delivered decreased due primarily to a change in our product mix within our Houston market, along with some softer demand experienced in our Colorado market, resulting in higher incentives and weaker pricing power. Home sales revenue in our East segment increased by 25% due to an 25% increase in new homes delivered. The increase in new homes delivered was due to an increase in backlog units to start the current-year period compared to the prior-year period.

Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2024	%	2023	%
Home sales revenue	$3,165,042	100.0%	$2,412,777	100.0%
Cost of home sales	2,427,484	76.7%	1,881,191	78.0%
Homebuilding gross margin	737,558	23.3%	531,586	22.0%
Add: interest in cost of home sales	107,330	3.4%	72,627	3.0%
Add: impairments and lot option abandonments	2,444	0.1%	12,675	0.5%
Adjusted homebuilding gross margin(1)	$847,332	26.8%	$616,888	25.6%
Homebuilding gross margin percentage	23.3%		22.0%
Adjusted homebuilding gross margin percentage(1)	26.8%		25.6%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.3% for the nine months ended September 30, 2024 compared to 22.0% for the prior-year period. This increase is primarily attributed to reduced incentives in the current period, compared to the prior-year when demand had weakened significantly due to the onset of the rate-hiking cycle. As mortgage rates have remained elevated for an extended period, we have seen a gradual reduction in the need for incentives, and have improved our incentives as a percentage of home sales revenue by 200 basis points compared to the prior-year period. Additionally, a shift in our revenue mix, with a higher contribution from our Central and East segments, has further improved gross margins. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.8% for the nine months ended September 30, 2024 compared to 25.6% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$160,772	$127,977	5.1%	5.3%
General and administrative (G&A)	185,809	158,949	5.9%	6.6%
Total sales and marketing and G&A	$346,581	$286,926	11.0%	11.9%
Total SG&A expense as a percentage of home sales revenue decreased to 11.0% for the nine months ended September 30, 2024, compared to 11.9% in the prior-year period. Total SG&A expense increased $19.2 million to $346.6 million for the nine months ended September 30, 2024 from $286.9 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue decreased to 5.1% for the nine months ended September 30, 2024, compared to 5.3% for the prior-year period. This decrease was largely due to higher home sales revenue in the current-year period, helping to improve the operating leverage on fixed costs associated with sales and marketing expense. Sales and marketing expense increased to $160.8 million for the nine months ended September 30, 2024 compared to $128.0 million for the prior-year period, largely driven by an increase in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which increased by 31% compared to the prior-year period, such increase in absolute dollars is expected.
G&A expense as a percentage of home sales revenue decreased to 5.9% of home sales revenue for the nine months ended September 30, 2024 compared to 6.6% for the prior-year period. This decrease was due primarily to higher leverage on our fixed components of G&A expenses, which is directly associated with the higher home sales revenue in the current-year period. G&A expense increased to $185.8 million for the nine months ended September 30, 2024 compared to $158.9 million for the prior-year period, largely driven by an increase in wage and incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $91.8 million and $111.8 million for the nine months ended September 30, 2024 and 2023, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the nine months ended September 30, 2024 and 2023 was income of $31.8 million and $30.4 million, respectively. The increase was primarily due to a combination of a gain on an investment, offset by lower interest income stemming from fluctuations in our existing cash balances.
Income Tax
For the nine months ended September 30, 2024, we recorded a tax provision of $112.6 million based on an effective tax rate of 25.5%. For the nine months ended September 30, 2023, we recorded a tax provision of $71.8 million based on an effective tax rate of 25.1%.
Financial Services Segment
Income before income taxes from our financial services operations increased to $15.9 million for the nine months ended September 30, 2024 compared to $10.6 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Total Originations:
Loans	578	—
Principal	$278,966	$—

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	8%	—%
Other agency	92%	—%
Total agency	100%	—%

Loan Type:
Fixed rate	100%	—%
ARM	—%	—%

Credit Quality:
Average FICO score	760	—

Other Data:
Average combined LTV ratio	77%	—%
Full documentation loans	100%	—%

Loans Sold to Third Parties:
Loans	427	—
Principal	$200,989	$—
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

	September 30,		Increase (Decrease)
	2024	2023	Amount	%
Lots Owned
West	10,044	11,872	(1,828)	(15)%
Central	5,531	5,523	8	—%
East	1,578	1,526	52	3%
Total	17,153	18,921	(1,768)	(9)%
Lots Controlled(1)
West	4,734	4,366	368	8%
Central	6,818	6,466	352	5%
East	4,783	3,211	1,572	49%
Total	16,335	14,043	2,292	16%
Total Lots Owned or Controlled(1)	33,488	32,964	524	2%
__________
(1)As of September 30, 2024 and 2023, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2024 and 2023, lots controlled for Central include 3,358 and 3,042 lots, respectively, and East include 29 and 86 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2024 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2024, we had total liquidity of $1.4 billion, including cash and cash equivalents of $676.0 million and $698.1 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of September 30, 2024 and December 31, 2023, there were $3.7 million and $5.2 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2024, we were in compliance with the covenants required by our Senior Notes.
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
As of September 30, 2024, we had no outstanding debt under the Revolving Facility and there was $698.1 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2024, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.93%. As of September 30, 2024, there were $4.0 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Term Facility was $1.8 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024 and December 31, 2023, we had outstanding letters of credit of $51.9 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2024 and December 31, 2023, we had $25.9 million and $38.3 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $25.5 million of the total balance as of September 30, 2024 and $37.4 million of the balance as of December 31, 2023, accrues interest at an imputed interest rate of 4.50% per annum. The second seller-financed loan represented $0.4 million of the total balance as of September 30, 2024 and $910,000 as of December 31, 2023, respectively.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2024	2024
Consolidated Tangible Net Worth	$3,089,035	$2,160,551
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	9.1%	≤60%
(Not to exceed 60%)
Interest Coverage Test	6.5	≥1.5
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
As of September 30, 2024, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 21, 2023, our board of directors approved a share repurchase program (the “2024 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2024, we repurchased and retired an aggregate of 272,777 shares of our common stock under the Repurchase Program for $9.9 million, excluding commissions. For the nine months ended September 30, 2024, we repurchased and retired an aggregate of 2,761,624 shares of our common stock under the Repurchase Program for $96.6 million, excluding commissions.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Loans payable	$275,914	$288,337
Senior notes	646,280	1,094,249
Mortgage repurchase facilities	75,465	—
Total debt	997,659	1,382,586
Less: mortgage repurchase facilities	(75,465)	—
Total homebuilding debt	922,194	1,382,586
Stockholders’ equity	3,249,952	3,010,958
Total capital	$4,172,146	$4,393,544
Ratio of homebuilding debt-to-capital(1)	22.1%	31.5%

Total homebuilding debt	$922,194	$1,382,586
Less: Cash and cash equivalents	(675,957)	(868,953)
Net homebuilding debt	246,237	513,633
Stockholders’ equity	3,249,952	3,010,958
Net capital	$3,496,189	$3,524,591
Ratio of net homebuilding debt-to-net capital(2)	7.0%	14.6%
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
Cash Flows—Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:
•Net cash provided by operating activities increased by $211.0 million to $335.8 million for the nine months ended September 30, 2024 compared to $124.8 million for the prior-year period. The increase was driven by a $173.4 million rise in cash from real estate inventories, a $114.3 million increase in net income, and a $60.9 million increase in cash provided by receivables. These sources of cash were offset by an $79.3 million decrease related to mortgage loans held for sales, as we initiated our loan origination business during the current-year period and this use of cash represents loans held on our balance sheet. In addition to these primary drivers, changes in accounts payable, accrued expenses and other liabilities was an additional driver of the fluctuations in operating activities.
•Net cash used in investing activities was $25.7 million for the nine months ended September 30, 2024, compared to cash used of $25.6 million for the prior-year period.
•Net cash used in financing activities was $503.0 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $139.9 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of the $450 million of 5.875% Senior Notes due 2024 we redeemed in May 2024. Additionally, cash used in financing activities was comprised of $96.6 million of cash used for share repurchases, compared to $124.5 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2024, we had $223.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $2.1 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2024, we held equity investments in fourteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2024. We did not enter into during the nine months ended September 30, 2024, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2024.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 21, 2023, our board of directors approved the 2024 Repurchase Program, authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2024, we repurchased and retired an aggregate of 272,777 shares of our common stock under the Repurchase Program for $9.9 million, excluding commissions. For the nine months ended September 30, 2024, we repurchased and retired an aggregate of 2,761,624 shares of our common stock under the Repurchase Program for $96.6 million, excluding commissions.
During the three months ended September 30, 2024, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2024 to July 31, 2024	272,777	$36.24	272,777	$153,418,260
August 1, 2024 to August 31, 2024	—	$—	—	$153,418,260
September 1, 2024 to September 30, 2024	—	$—	—	$153,418,260
Total	272,777	$36.24	272,777

Item 5.    Other Information
(c)     During the quarter ended September 30, 2024, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

10.1†	Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Douglas F. Bauer

10.2†	Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Thomas J. Mitchell

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: October 24, 2024	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 24, 2024	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)