Form 10-K
period 2024-12-31
Tri Pointe Homes, Inc.
filed 2025-02-21
CIK 1561680

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $37.25 as reported by the New York Stock Exchange, was $3,415,020,326.
91,911,621 shares of common stock were issued and outstanding as of February 6, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
Forward-Looking Statements
Forward-looking statements that are included in this annual report on Form 10-K are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, outcome of legal proceedings, future economic conditions, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending. The material risks that that may affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to, those set forth under the following “Summary of Risk Factors”.
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
•Our Tri Pointe Connect mortgage financing operations depend materially on vendors that we do not control.
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

PART I.
Item 1.    Business
Our Company
Tri Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry. Since then, we have grown from a Southern California fee homebuilder into a regionally-focused national homebuilder engaged in the design, construction and sale of innovative single-family attached and detached homes in 17 markets across twelve states and the District of Columbia. In late 2023, we announced our expansion into the greater Salt Lake City region. In early 2024, we further expanded into the Orlando and Coastal Carolinas regions. As of December 31, 2024, we had not commenced home sales in any of these new markets.
For purposes of this annual report on Form 10-K, the results of our homebuilding operations are organized into the three reportable segments of which our operations consisted during the year ended December 31, 2024:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado, Texas and Utah
East Region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2024, our operations consisted of 145 active selling communities and 36,490 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $230,000 to $4.3 million, and home sizes, ranging from approximately 1,190 to 5,200 square feet. For the years ended December 31, 2024 and 2023, we delivered 6,460 and 5,274 homes, respectively, and the average sales price of our new homes delivered was approximately $679,000 and $693,000, respectively.
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
Focus on High Growth Core Markets
Our business is well-positioned to continue to capitalize on the broader national housing market. We are focused on the design, construction and sale of innovative single-family detached and attached homes in major metropolitan areas in Arizona, California, Colorado, the District of Columbia, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington. Additionally, in September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah, followed by our expansion into the Orlando and Coastal Carolinas regions in early 2024. These markets are generally characterized by high job growth and increasing populations, which typically create strong demand for new housing. We believe they represent attractive homebuilding markets with opportunities for long-term growth and that we have strong land positions strategically located within these markets. Moreover, our management teams have deep, local market knowledge of the homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to source, acquire and entitle land efficiently.

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
Lots Owned or Controlled
As of December 31, 2024, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 36,490 lots, comprised of 46% lots owned and 54% lots controlled. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2024.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
West	9,475	4,949	14,424
Central	5,437	9,841	15,278
East	1,697	5,091	6,788
Total	16,609	19,881	36,490
______________________________________________

(1)Lots controlled for Central and East include 5,816 and 14 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

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
In certain of our markets, we typically develop community phases based upon projected sales, and we construct homes in each phase whether or not they have been pre-sold. We have the ability to control the timing of construction of subsequent phases in the same community based on sales activity in the prior phase, market conditions and other factors. We also will attempt to delay much of the customization of a home until a qualified homebuyer has been approved, so as to enable the homebuyer to tailor the home to that homebuyer’s specifications; however, we will complete the build out of any unsold homes in a particular phase when deemed appropriate for marketing purposes of such home. In our other regions, we typically develop communities on a lot-by-lot basis driven by sales demand.
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
As of December 31, 2024, we owned 446 model homes that were either completed or under construction, including 19 homes in backlog. We frequently build model homes at our projects and have them professionally decorated to display design features. In addition, we have invested in online sales solutions, such as virtual tours, online design studios and interactive floorplans, to allow homebuyers to tour our homes virtually rather than physically. We believe that our model homes and digital assets play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes and our digital assets, homebuyers can gain an understanding of the various design features and options available to them using design studios. At each design studio, homebuyers can meet with a design consultant and are shown the included and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts and receive refunds of cash deposits if they are unable to sell their existing home or if they fail to qualify for financing. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 10% for each of the years ended December 31, 2024 and 2023. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 464 and 263 homes as of December 31, 2024 and 2023, respectively.
Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. Our financial services operation (“Tri Pointe Solutions”) is comprised of mortgage financing operations (“Tri Pointe Connect”), our title and escrow services operations (“Tri Pointe Assurance”), and our property and casualty insurance agency operations (“Tri Pointe Advantage”). While our homebuyers may obtain financing from any mortgage provider of their choice, Tri Pointe Connect has acted as a preferred mortgage company to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generating additional fee income for us. Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and both title examinations and escrow services for our homebuyers in Arizona, Colorado, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Tri Pointe Advantage is a wholly owned subsidiary of Tri Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate. While Tri Pointe Connect was formed as a joint venture with an established mortgage lender and operated as such during the year ended December 31, 2023, effective February 1, 2024, we acquired the minority interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $1.2 billion and $1.6 billion as of December 31, 2024 and 2023, respectively. We expect all of our backlog at December 31, 2024 to be converted to deliveries and revenues during 2025, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, other market conditions, or natural disasters, such as the January 2025 wildfires in Southern California, could cause delays in the delivery of, shortages in, or higher prices for necessary materials, such as concrete or lumber and other forest products. Further, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as some lingering supply chain disruptions associated with the COVID-19 pandemic, shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2024, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $250 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2024, we had $694.4 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $970.0 million in cash and cash equivalents. As of December 31, 2024, we had $646.5 million of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.

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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In September 2023, we announced our expansion into the greater Salt Lake City region. In early 2024, we further expanded into the Orlando and Coastal Carolinas regions. As of December 31, 2024, we had not commenced home sales in any of these new markets.
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

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders will be required to comply with new and increasingly stringent laws and regulations, including the climate-related disclosure law enacted by the State of California and any disclosure requirements that may be adopted by the Securities and Exchange Commission (“SEC”) and/or other states, which we anticipate will likewise result in additional compliance costs to us and our suppliers. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws. In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects.
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
Human Capital
We are a people-first company that believes in the importance of cultivating a respectful and collaborative environment. We actively recruit passionate, purpose-driven employees who care about positively impacting the lives of our homebuyers and the communities in which we live and work, and strive to be inclusive of different backgrounds, experiences and perspectives in every aspect of our business. We believe that a variety of perspectives brings innovative ideas to the table, and we seek to foster an open and inclusive work environment. In furtherance of our efforts to maintain a healthy workplace culture, we measure employee engagement and satisfaction by conducting team member engagement surveys to ensure that our employees have an opportunity to provide meaningful feedback on their experiences. We also regularly assess and track team member retention and engagement to generate actions plans for continued improvement.
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
We are committed to our employees’ overall wellbeing and professional growth and development, and believe in supporting the work-life balance of our employees. We seek to ensure that our compensation, recognition and rewards programs are fair and competitive, align with key business objectives, motivate and reward great performance and increase team member engagement and retention. We design our total rewards (compensation and benefit programs) to offer our employees a comprehensive and compelling value proposition that includes customized training, learning and development programs, tuition reimbursement, paid parental and military leave benefits, paid time off to perform community service, paid adoption assistance and other programs designed to facilitate health and wellness. We also offer eligible employees comprehensive medical plans, dental and vision plan options, employer-paid life insurance with various buy-up and flexible savings/spending accounts. Additionally, we design our short- and long-term incentive programs to align individual incentives and rewards with our mission and strategies, to motivate our employees to achieve top performance in the industry and to attract and retain high-performing talent. To ensure our compensation and benefit programs are designed appropriately to attract and retain talent, we also engage nationally recognized outside compensation and benefits consulting firms and vendors to benchmark our programs against peers and other comparable organizations.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying and developing top-performing, high-potential team members for consideration to advance into key positions in the future. This review process is overseen by the compensation committee of our board of directors.
We are committed to the health and safety of our employees and trade partners. In addition to offering the above-described comprehensive benefits and wellness programs to our employees, we seek to be diligent in utilizing best practices regarding health and safety protocols on our jobsites, as well as incident reporting and investigation. Notwithstanding our efforts to protect against incidents, workplace accidents have occurred and may occur in the future.
As of December 31, 2024, we had 1,750 employees, 747 of whom were executive, management and administrative personnel, 449 of whom were sales and marketing personnel and 554 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2025, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the current target range for federal funds. We are unable to predict if, or when, the FOMC will change the target range for federal funds or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs have led, and may in the future lead, to reduced demand for our homes and financial services. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
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
We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. For example, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as some lingering supply chain disruptions associated with the COVID-19 pandemic, shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain, including the ability to timely obtain the raw materials that we require to build our homes, as well as certain other construction materials. Any such shortages can be more severe during periods of strong demand for housing or during periods following natural disasters, such as the January 2025 wildfires in Southern California, that have a significant impact on existing residential and commercial structures. The cost of raw materials may also materially increase as a result of higher tariffs, shortages, or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2024, 2023 and 2022, we recorded real estate inventory impairment charges of zero, $11.5 million and zero, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.

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
We have substantial operations in Southern and Northern California that have historically experienced significant earthquake activity and seasonal wildfires. The incidence of large wildfires in California, such as the January 2025 wildfires that impacted the Los Angeles metropolitan area, has increased in recent years, attributed to wet and dry period fluctuations, climate change, and governmental policies. The risk of future wildfires is expected to continue to increase. Our markets in Colorado have also experienced seasonal wildfires, floods and soil subsidence. In addition, our Washington market has historically experienced significant earthquake, volcanic and seismic activity and our Texas market occasionally experiences extreme weather conditions such as tornadoes, hurricanes and floods.
In addition to directly damaging our land or projects, earthquakes, hurricanes, tornadoes, volcanoes, floods, wildfires or other natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby materially and adversely affecting our ability to market homes or sell land in those areas and possibly increasing the cost to complete construction of our homes. The housing markets in areas affected by California’s recent wildfires and in other high risk wildfire areas have been adversely affected by difficulties in obtaining homeowners’ insurance and/or increased insurance costs.
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

The residential construction industry experiences serious shortages of skilled labor from time to time. When homebuilding activity declines, skilled tradesmen may choose to leave the real estate industry to take jobs in other industries, which would result in shortages in the event that homebuilding activity later increases. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures, such as the January 2025 wildfires in Southern California. Since mid-2020, the labor market has remained constrained, which has led to increases in both the competition for and costs of skilled labor.
While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. Further, due to elevated inflation rates from 2022 to 2024, we have experienced and may continue to experience increases in prevailing costs for skilled contractors and subcontractors. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
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
The timing and quality of our construction activities depend upon the availability, cost and skill of contractors and subcontractors and their employees. The supply of labor in the markets in which we operate could be adversely affected by changes in immigration laws, policies, and enforcement as well as changes in immigration trends. Accordingly, it cannot be assured that a sufficient supply of skilled labor will be available to us in the future. In addition, changes in federal and state immigration laws and policies, or in the enforcement of current laws and policies, as a result of the current presidential administration may have the effect of increasing our labor costs. The lack of adequate supply of skilled labor or a significant increase in labor costs could materially and adversely affect our Financial Performance.
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
Various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, environment, affordable housing, land use, zoning, density requirements, labor and wages, sales and similar matters apply to or affect the housing industry. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen environmental, health, safety and welfare issues, which can further delay these projects or prevent their development. We may also be required to modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, or to permits or approvals required for such communities, whether brought by governmental authorities or private parties. As a result, home sales could decline and costs could increase, which could materially and adversely affect our Financial Performance.

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
The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future, particularly in California. For example, in November 2022, pursuant to the Global Warming Solutions Act of 2006 (AB 32), the California Air Resources Board released a final scoping plan that, among other things, proposes to eliminate the installation of natural gas-powered appliances in favor of electric appliances in new residential construction effective in 2026. Further, in August 2021, the California Energy Commission (“CEC”) adopted updates to California’s energy code that, among other things, establish electric-ready requirements for electric heating, cooking and vehicle charging effective January 1, 2023 for new permit applications. Compliance with, or liability under, these and other environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. Further, local and state jurisdictions have adopted regulations that mandate the construction of new homes to increasingly stringent energy efficiency standards or the inclusion in new homes of energy efficient features, such as solar panels. For example, effective January 1, 2020, the CEC mandated the installation of solar panels on all new homes constructed in California. In December 2022, however, the California Public Utilities Commission adopted new rules reducing the compensation provided to homeowners for excess power their solar systems send back to the grid. In addition, several solar providers have entered bankruptcy or ceased conducting business, resulting in disruptions in the supply and installation of solar panel systems. Consequently, there is significant uncertainty in the solar power industry, which could impact the ability of our homeowners to bear the cost of solar panels, including pursuant to a lease agreement, or our ability to timely deliver homes and/or recover any additional construction costs we may incur to comply with applicable law.

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
As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our Financial Performance. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California has enacted numerous laws, including the Global Warming Solutions Act of 2006, that are intended to achieve the goal of reducing greenhouse gas emissions. California is expected to continue to adopt significant regulations and additional legislation to achieve reductions in greenhouse gas emissions. In 2023, California enacted two new laws requiring certain businesses to disclose their carbon emissions and climate-related financial risks. Other states and the federal government may also mandate reporting and/or auditing of greenhouse gas emissions. These requirements are expected to impose significant additional compliance costs and/or burdens on us and our suppliers.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 10% for each of the years ended December 31, 2024 and 2023. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or more expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
During the year ended December 31, 2024, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia and Washington, as well as the District of

Columbia. Additionally, in September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah, and in April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina.. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
•severe weather;
•natural disasters (such as earthquakes, hurricanes, floods or fires);
•shortages in the availability of, or increased costs in obtaining, land, equipment, labor or building supplies;
•changes to the population growth rates and, therefore, the demand for homes in these regions;
•changes in foreign buyer demand; and
•changes in the regulatory and fiscal environment.
In addition, a number of insurance companies conducting business in these regions have canceled existing homeowners’ insurance policies on single-family homes, declined to issue new such policies, exited the region’s insurance market entirely, or substantially increased the prices for such policies due to, among other things, increased exposure to losses arising from natural disasters such as hurricanes and wildfires. A substantial portion of our homebuyers obtain mortgage financing for their home purchases from lenders who generally require that a homebuyer obtains sufficient homeowners’ insurance. In the event our potential homebuyers are unable to obtain homeowners’ insurance on commercially acceptable terms or at all or if the cost of the insurance is too high, they may be unable to obtain or qualify for mortgage financing, which could reduce our home sales. Further, restrictions on or the unavailability of homeowners’ insurance in the markets in which we operate, more generally, could negatively impact our ability to sell homes, which could have a material adverse effect on our Financial Performance.
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
Acts of war, any outbreak or escalation of hostilities or geopolitical conflict (such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, respectively), acts of terrorism (including cyber-terrorism), civil unrest or public health emergencies, including outbreaks of contagious diseases, such as COVID-19 or other major epidemics or pandemics, have caused and may in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, result in sanctions or export controls that could adversely impact our supply chain, cause shortages of building materials, disrupt utilities, increase costs associated with obtaining building materials, increase the price of gasoline and other fuels, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, affect public health and public perception of health risk, or cause economic changes and/or social instability or distress that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.

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
We maintain a cybersecurity program and policies that are designed to protect our information and that of our customers against cybersecurity threats. Additional information regarding this program and our policies can be found in Part I, Item 1C, “Cybersecurity” included in this annual report on Form 10-K. However, our cybersecurity program and policies may be insufficient to prevent or detect timely an attack, assess its impact, or appropriately and timely respond. We may also face substantial penalties and other potential liabilities under existing or future data privacy regulations, including but not limited to the California Consumer Privacy Act, as amended, in the event of a data breach that results in the disclosure of protected consumer information. Further, our existing insurance coverage may be insufficient to protect us against such risks and we may be unable to recover in whole or in part from our service providers or other responsible parties or their insurers in the event of a breach or attack. A successful attack could have a material and adverse effect on our Financial Performance.
A significant and extended disruption in the functioning of our technology resources for any reason could damage our reputation; cause us to lose homebuyers, sales and revenue; result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners); disrupt our ability to record, process, summarize and report information required to be disclosed in SEC filings such that our disclosure controls and procedures may be ineffective; and require us to incur significant expense to address and resolve these kinds of issues. Our collection or release of proprietary, personal or confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators. The outcome of any such proceeding, which could include penalties or fines, could materially and adversely affect our Financial Performance. In addition, the costs of maintaining adequate protection against such threats to our technology resources, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our Financial Performance.
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
The prices that we pay for home construction materials and their availability are affected by changes in United States government trade policies and the responses of other countries to those changes. Previously, the federal government has taken tariff actions with respect to appliances, flooring, countertops, solar panels/modules, steel and aluminum and finished manufactured building materials, raising our costs for some of these items. Other countries and the European Union have responded to these actions with retaliatory measures. Further, the current presidential administration has increased tariffs on steel and aluminum imports, and has indicated an intention to impose additional tariffs on foreign trade partners, including Canada and Mexico. Although we attempt to pass on cost increases to homebuyers through increased prices, we are generally unable to do so after we have entered into a contract to sell a home or when weak housing market conditions exist. Continued or escalating trading conflicts could further increase our home construction costs, disrupt or cause shortages in our supply chains, or negatively affect the U.S. or state economies. As a result, our Financial Performance could be materially and adversely affected.
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
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $646.5 million outstanding, net of debt issuance costs, as of December 31, 2024. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable and expert in many areas necessary for its operations. Our success and ability to obtain, generate and manage opportunities depends to a significant degree upon the contributions of key personnel, including, but not limited to, Douglas Bauer, our Chief Executive Officer, and Thomas Mitchell, our President and Chief Operating Officer. Our investors must rely to a significant extent upon the ability, expertise, judgment and discretion of this management team and other key personnel, and their loss or departure could be detrimental to our future success. We have entered into employment agreements with Messrs. Bauer and Mitchell. The current term of these agreements will expire on August 29, 2027 and automatically renews for additional one-year periods unless either party gives written notice of non-renewal at least 60 days in advance. There is no assurance that these executives will remain employed with us. Additionally, key employees working in the real estate, homebuilding and construction industries are highly sought after and failure to attract and retain such personnel may materially and adversely affect the standards of our future service and may have a material and adverse impact on our Financial Performance.
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
On December 18, 2024, our board of directors approved a share repurchase program (the “2025 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2025. Purchases of common stock pursuant to the 2025 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2025 Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2025 Repurchase Program at any time. Our management will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects.
Repurchases pursuant to the 2025 Repurchase Program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
•we conduct tabletop exercises in consultation with third-party consultants to enhance our readiness and response strategies in safeguarding against potential threats to our data, information technology systems, and critical business functions;
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

•we maintain an alternate recovery site and immutable backups of the files on our systems to aid in the recovery of our data and for operational continuity, in the event of an incident or incursion; and
•our employees participate in mandatory cybersecurity training, including a recurring cyber-phishing awareness campaign designed to assess our employees’ awareness of and responses to phishing requests.
We also maintain a written Cyber Security Policy that establishes a framework for how we respond to data breaches, cyber attacks, and other security incidents, and discusses our employees’ obligations with respect thereto. We maintain additional policies, including regarding the establishment of physical and environmental security requirements for protection of our information assets and security measures taken to protect privileged accounts with access to critical resources, sensitive data, and system configurations. Further, we have adopted a Cyber Security Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to responding to, containing, investigating, documenting, and mitigating incidents.
Due to evolving cybersecurity threats, it has been and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Despite ongoing efforts to continued improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats, or incidents or that we will be successful in mitigating the consequences of any such incidents. A cybersecurity incident could materially and adversely affect our business strategy, results of operations, or financial condition due to a loss, or loss of access to, our funds, reputational damage, a loss of customers and related revenues, and/or the institution of governmental enforcement actions or civil litigation against us. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this report under the heading “Risks Related to Our Business,” which should be read in conjunction with the foregoing information.
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
At the management level, our CIO, certain directors on our information technology team, and our director of risk management, in consultation with our senior management team, have broad oversight of our cyber risk management processes. Our information technology team regularly discusses the risk management measures implemented by us to identify and mitigate data protection and cybersecurity risks. Our CIO joined the Company in 2024 and has extensive cybersecurity knowledge and skills gained from over three decades of experience in technology management, product management, strategic planning, and team leadership. She leads the team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across our business and reports directly to our Executive Vice President and Chief Marketing Officer. Our CIO and her team continue to implement, monitor, and maintain our cybersecurity program and provides reports on cybersecurity threats to management on an ongoing basis. In conjunction with management, this team regularly reviews our risk management measures to identify and mitigate data protection and cybersecurity risks and also works closely with our legal team to oversee compliance with legal, regulatory, and contractual security requirements.

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
Issuer Purchases of Equity Securities
On December 18, 2024, we announced the approval of the 2025 Repurchase Program, which replaced the stock repurchase program that the Board of Directors authorized in December 2023 (the “2024 Repurchase Program”). The 2025 Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2025.
During the three months ended December 31, 2024, under the 2024 Repurchase Program, we repurchased 1,202,913 shares of common stock at an average price of $41.57 for an aggregate dollar amount of $50.0 million. For the year ended December 31, 2024, under the 2024 Repurchase Program, we repurchased 3,964,537 shares of common stock at an average price of $36.97 for an aggregate dollar amount of $146.6 million. All shares repurchased in 2024 were under the 2024 Repurchase Program, leaving $250 million of shares remaining to be purchased under the 2025 Repurchase Program as of December 31, 2024.
Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated under the Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and it may modify, suspend, or discontinue the Repurchase Program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of the Company’s common stock, corporate requirements, general market economic conditions, legal requirements, and applicable tax effects.
During the three months ended December 31, 2024, we repurchased the following shares pursuant to our 2024 Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2024 to October 31, 2024	193,376	$40.76	193,376	$145,536,898
November 1, 2024 to November 30, 2024	506,569	$41.66	506,569	$124,435,409
December 1, 2024 to December 31, 2024	502,968	$41.79	502,968	$250,000,000
Total	1,202,913	$41.57	1,202,913
(1) On December 18, 2024, we announced the approval of the 2025 Repurchase Program, pursuant to which are are authorized to repurchase shares of common stock with an aggregate value of up to $250 million through December 31, 2025.
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2024 was $36.26 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 6, 2025, we had 54 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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
Overview and Outlook
We believe the Company is well-positioned to capitalize on the housing industry’s strong long-term fundamentals, as well as a structural supply-demand imbalance and favorable demographics, including Millennials and Gen Z entering their prime homebuying years. In recent years, home sales have not kept pace with population growth and household formation trends. Although inventory levels have modestly increased and sales remain subdued, we believe the housing market is stable and poised for future growth. We remain focused on navigating the current environment by managing speculative inventory, aligning it with demand while mitigating risks at the market level by managing construction starts when conditions dictate. Higher mortgage rates, particularly beginning in the second half of 2024, have adversely impacted demand and created affordability challenges that have affected both pricing and volume. Despite these challenges, steady employment trends and positive consumer dynamics support a constructive outlook for 2025. Our ongoing assessment of macroeconomic, industry, and local market conditions remains essential to optimizing our price-versus-pace strategies and ensuring resilience across our markets.
Heading into 2025, our priorities remain operational efficiency, sustainable growth, and strategic expansion. Easing supply chain disruptions have helped reduce production costs and improve cycle times. With a strong balance sheet and disciplined capital allocation, we are confident in our ability to deliver long-term value to our stockholders. Our approach focuses on balanced inventory management and prioritizing return-generating uses of cash, which enables us to optimize short-term performance while laying the foundation for sustained growth and stability in the long term.
In the 2024 fiscal year, we achieved a 20% increase in home sales revenue, reaching $4.4 billion, with 6,460 new home deliveries. Our homebuilding gross margin percentage improved to 23.3%, while total sales and general and administrative expense as a percentage of home sales revenue decreased to 10.8%, contributing to a 33% increase in net income available to common stockholders to $458.0 million. Diluted earnings per share rose 40% to $4.83, supported by our ongoing stock repurchase program and our strong earnings. In 2024, we repurchased 3,964,537 shares of common stock at an average price of $36.97 for an aggregate dollar amount of $146.6 million. New order volumes and absorption rates were seasonally strong in the first half of the year but slowed in the second half due to rising mortgage rates, which contributed to the reduced year-over-year backlog. We remain focused on optimizing capital returns while using strategic incentives to drive demand and sustain long-term performance.
Our balance sheet remains strong, as we ended 2024 with $1.7 billion in total liquidity, including cash of $970.0 million and $694.4 million of availability under our unsecured revolving credit facility. During 2024, we generated $696.1 million in net cash provided by operating activities, a $500.8 million increase from the prior year. Our financial strength provides the flexibility and security needed to navigate evolving market conditions while continuing to execute our strategic objectives.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Homebuilding:
Home sales revenue	$4,386,447	$3,654,035	$4,291,563
Land and lot sales revenue	33,064	12,197	5,108
Other operations revenue	3,162	2,971	2,695
Total revenues	4,422,673	3,669,203	4,299,366
Cost of home sales	3,363,881	2,838,513	3,160,581
Cost of land and lot sales	30,591	12,083	2,075
Other operations expense	3,061	2,894	2,685
Sales and marketing	216,518	184,388	175,005
General and administrative	256,038	217,994	212,504
Homebuilding income from operations	552,584	413,331	746,516
Equity in income (loss) of unconsolidated entities	361	(97)	312
Other income, net	39,640	39,446	2,307
Homebuilding income before income taxes	592,585	452,680	749,135
Financial Services:
Revenues	70,197	46,001	49,167
Expenses	45,914	31,322	25,136
Equity in income of unconsolidated entities	—	—	46
Financial services income before income taxes	24,283	14,679	24,077
Income before income taxes	616,868	467,359	773,212
Provision for income taxes	(158,898)	(118,164)	(190,803)
Net income	457,970	349,195	582,409
Net loss (income) attributable to noncontrolling interests	59	(5,493)	(6,349)
Net income available to common stockholders	$458,029	$343,702	$576,060
Earnings per share
Basic	$4.87	$3.48	$5.60
Diluted	$4.83	$3.45	$5.54
Weighted average shares outstanding
Basic	93,985,551	98,679,477	102,898,423
Diluted	94,912,589	99,695,662	104,003,652

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2024			Year Ended December 31, 2023			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	3,140	71.6	3.7	3,528	77.7	3.8	(11)%	(8)%	(3)%
Central	1,707	61.6	2.3	1,707	52.2	2.7	—%	18%	(15)%
East	810	17.2	3.9	887	17.6	4.2	(9)%	(2)%	(7)%
Total	5,657	150.4	3.1	6,122	147.5	3.5	(8)%	2%	(11)%

Net new home orders for the year ended December 31, 2024 decreased 8% to 5,657, compared to 6,122 for the prior year. The decrease in net new home orders was due to an 11% decrease in monthly absorption rate offset by a 2% increase in average selling communities. While 2023 exhibited less volatility and benefited from resilient demand supported by a decrease in resale competition, 2024 reflected a more nuanced demand environment. Order demand started strong in the first half of the year, but higher mortgage rates in the second half of the year tempered activity. The locked-in existing homeowner remains a key market variable, as many households continue to hold mortgage rates well below prevailing levels. Although supply has increased compared to 2023, an imbalance persists, helping to offset some of the affordability challenges associated with elevated rates and outsized price appreciation over the past few years.
Our West segment reported an 11% decrease in net new home orders due to a 3% decrease in monthly absorption rates and an 8% decrease in average selling communities. Despite the year-over-year decrease in monthly absorption rates, the modest change from 3.8 to 3.7 reflects the continuation of healthy market demand. In 2024, we opened 32 communities in the West segment and closed out of 39 communities, contributing to the 8% decrease in average selling communities. Our Central segment reported flat net new home orders due to an 18% increase in average selling communities offset by a 15% decrease in monthly absorption rates. Our Central segment opened 13 communities and closed out of 18 communities during 2024, leading to a decrease of 5 active selling communities as of December 31, 2024 compared to the prior-year period. Despite this slight decrease in active selling communities, the timing of community activity resulted in a higher average active communities in 2024. The Central segment absorption rate of 2.3, though a decrease from 2.7 in the prior-year period, remains a stable level for our Central segment when viewed in a historical context. Our East segment reported a 9% decrease in net new home orders due to a 7% decrease in monthly absorption rates and a 2% decrease in average selling communities. Similar to our West segment, the decrease in absorption rates, from 4.2 to 3.9, reflects sustained healthy market demand, despite rising affordability challenges. We opened 10 communities and closed out of 8 communities in the East segment, leading to a higher year-end community count despite the reduction in average selling communities, which decreased year-over-year due to the timing of activity.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2024			As of December 31, 2023			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	807	$653,064	$809	1,178	$921,211	$782	(31)%	(29)%	3%
Central	472	281,377	596	754	442,732	587	(37)%	(36)%	2%
East	238	230,161	967	388	248,171	640	(39)%	(7)%	51%
Total	1,517	$1,164,602	$768	2,320	$1,612,114	$695	(35)%	(28)%	11%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 10% for both the years ended December 31, 2024 and 2023, respectively. The dollar value of backlog was approximately $1.2 billion as of December 31, 2024, a decrease of $447.5 million, or 28%, compared to $1.6 billion as of December 31, 2023. This decrease was due to a decrease in backlog units of 803, or 35%, to 1,517 as of December 31, 2024, compared to 2,320 as of December 31, 2023, offset to an extent by the 11% increase in average sales price in backlog to $768,000. Higher mortgage rates, particularly in the second half of 2024, negatively impacted our backlog units. While we aim to build backlog at year-end to support future deliveries, our current spec strategy is intended to provide a buffer against reduced backlog levels. By maintaining available homes for quick sale and delivery, we are able to meet buyer demand on a shorter timeline and mitigate the impact of a diminished backlog.
Backlog dollar value in our West segment decreased 29% compared to the prior year as a result of a 31% decrease in backlog units, offset by a 3% increase in average sales price. The decrease in backlog units was due primarily to the decrease in new order activity experienced during 2024, coupled with an increase in deliveries. Backlog dollar value in our Central segment decreased 36% compared to the prior year due to a 37% decrease in backlog units, offset by a 2% increase in average sales price. The decrease in backlog units was due primarily to the slower monthly absorption rate we experienced in 2024, while increasing our new home deliveries by 55%. Backlog dollar value in our East segment decreased by 7% due to a 39% decrease in backlog units, offset by a 51% increase in average sales price. The decrease in backlog units was largely due to the 9% decrease in net new home orders, while new homes delivered increased by 20%.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2024			Year Ended December 31, 2023			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	3,511	$2,641,125	$752	3,186	$2,408,704	$756	10%	10%	(1)%
Central	1,989	1,127,972	567	1,285	746,752	581	55%	51%	(2)%
East	960	617,350	643	803	498,579	621	20%	24%	4%
Total	6,460	$4,386,447	$679	5,274	$3,654,035	$693	22%	20%	(2)%

Home sales revenue increased $732.4 million, or 20%, to $4.4 billion for the year ended December 31, 2024. The increase was comprised of $821.9 million due to a 22% increase in new homes delivered to 6,460, partially offset by a $90.4 million or 2% decrease in the average sales price of new homes delivered, which declined to $679,000 for the year ended December 31, 2024. The increase in deliveries was primarily due to a 58% rise in backlog units to begin 2024 compared to the prior year. The decline in average sales price was largely attributable to market mix shifts, as we increased delivery share from the higher-priced West segment to the Central and East segments, where average sales prices are lower.
Home sales revenue in our West segment increased 10% due to a 10% increase in new homes delivered offset by a 1% decrease in average sales price. The increase in deliveries was primarily due to a 41% rise in backlog units at the start of the year compared to the prior-year period, partially offset by slower demand in the second half of the year. Home sales revenue in our Central segment increased 51% due to a 55% increase in new homes delivered offset by a 2% decrease in average sales price. This growth was supported by a 127% increase in backlog units at the start of the year compared to the prior-year period. Home sales revenue in our East segment increased by 24% due to a 20% increase in new homes delivered and a 4% increase in average sales price. Backlog units at the start of the year were 28% higher than the prior-year period, which was the primary driver of our new home delivery growth. Each of our East markets increased deliveries in 2024, with the largest such increase coming from our DC Metro market.
Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2024	%	2023	%
Home sales revenue	$4,386,447	100.0%	$3,654,035	100.0%
Cost of home sales	3,363,881	76.7%	2,838,513	77.7%
Homebuilding gross margin	1,022,566	23.3%	815,522	22.3%
Add: interest in cost of home sales	148,547	3.4%	116,143	3.2%
Add: impairments and lot option abandonments	4,157	0.1%	14,157	0.4%
Adjusted homebuilding gross margin(1)	$1,175,270	26.8%	$945,822	25.9%
Homebuilding gross margin percentage	23.3%		22.3%
Adjusted homebuilding gross margin percentage(1)	26.8%		25.9%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage increased to 23.3% for the year ended December 31, 2024, as compared to 22.3% for the year ended December 31, 2023. This increase was driven by a favorable product mix and reduced utilization of incentives in 2024. Higher mortgage rates in late 2022 created weaker market conditions that strained our backlog entering 2023, necessitating significantly higher incentives. In contrast, our backlog entering 2024 required fewer incentives, which helped improve margins by 100 basis points and contributed to stronger margins across all reporting segments. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.8% for the year ended December 31, 2024 compared to 25.9% for the prior year.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
Sales and marketing	$216,518	$184,388	4.9%	5.0%
General and administrative (G&A)	256,038	217,994	5.8%	6.0%
Total sales and marketing and G&A	$472,556	$402,382	10.8%	11.0%

Sales and marketing expense as a percentage of home sales revenue decreased to 4.9% for the year ended December 31, 2024 from 5.0% for the year ended December 31, 2023. This decrease was primarily driven by the 20% increase in home sales revenue resulting in improved utilization of leverage on the fixed components of our sales and marketing costs. Sales and marketing expense increased to $216.5 million for the year ended December 31, 2024 compared to $184.4 million in the prior year. The increase was largely attributable to higher broker and internal commissions, as well as increased advertising expenses aimed at driving traffic and orders in response to more challenging market conditions.
General and administrative expense as a percentage of home sales revenue decreased to 5.8% for the year ended December 31, 2024 from 6.0% for the year ended December 31, 2023. This decrease was the result of improved utilization of leverage on the fixed components of our general and administrative costs as home sales revenue increased by 20% during the current year. General and administrative expense increased by $38.0 million to $256.0 million for the year ended December 31, 2024 from $218.0 million for the year ended December 31, 2023. The increase in general and administrative expenses is primarily related to higher employee costs.
Total sales and marketing and G&A (“SG&A”) expense increased $70.2 million, or 17.4%, to $472.6 million for the year ended December 31, 2024 from $402.4 million in the prior year. SG&A as a percentage of home sales revenue decreased to 10.8% of home sales revenue for the year ended December 31, 2024 from 11.0% for the year ended December 31, 2023.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $114.9 million and $147.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease in 2024 was primarily driven by a reduced interest burden following the redemption of our 2024 Senior Notes in May 2024.
Other Income, Net
Other income, net for the years ended December 31, 2024 and 2023 was income of $39.6 million and $39.4 million, respectively, with both amounts primarily driven by interest income from our existing cash balances.
Income Tax
For the year ended December 31, 2024, we have recorded a tax provision of $158.9 million based on an effective tax rate of 25.8%. For the year ended December 31, 2023, we recorded a tax provision of $118.2 million based on an effective tax rate of 25.3%. The difference between our effective tax rate for the years ended December 31, 2024 and 2023 and the federal statutory rate was primarily due to state income tax expense, stock-based compensation, federal energy tax credits and non-deductible executive compensation.
Financial Services Segment
Income before income taxes from our financial services operations increased to $24.3 million for the year ended December 31, 2024, compared to $14.7 million for the prior-year period. This increase in income from financial services is due to higher home sales revenue, resulting in higher services available for capture. Additionally, the prior-year period included a $5.7 million charge related to unused forward commitments.

The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Total Originations:
Loans	1,262	—
Principal	$633,538	$—

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	8%	—%
Other agency	92%	—%
Total agency	100%	—%

Loan Type:
Fixed rate	100%	—%
ARM	—%	—%

Credit Quality:
Average FICO score	761	—

Other Data:
Average combined LTV ratio	77%	—%
Full documentation loans	100%	—%

Loans Sold to Third Parties:
Loans	1,239	—
Principal	$620,606	$—
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

			Increase
	December 31,		(Decrease)
	2024	2023	Amount	%
Lots Owned
West	9,475	11,172	(1,697)	(15)%
Central	5,437	5,967	(530)	(9)%
East	1,697	1,600	97	6%
Total	16,609	18,739	(2,130)	(11)%
Lots Controlled(1)
West	4,949	3,867	1,082	28%
Central	9,841	5,997	3,844	64%
East	5,091	3,357	1,734	52%
Total	19,881	13,221	6,660	50%
Total Lots Owned or Controlled(1)	36,490	31,960	4,530	14%

______________________________________________

(1)As of December 31, 2024 and 2023, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2024 and 2023, lots controlled for Central include 5,816 and 3,561 lots, respectively, and lots controlled for East include 14 and 71 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2024 increased 14% from the prior year, driven by a 50% increase in lots controlled while lots owned decreased by 11%.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Discussion and analysis of our 2023 fiscal year and the year-over-year comparison of our 2023 financial performance to our 2022 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. This omitted information is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2024 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2024, we had $970.0 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Tri Pointe and its 100% owned subsidiary Tri Pointe Homes Holdings, Inc. were co-issuers of the $450.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were issued at 98.15% of their aggregate principal amount. The net proceeds from the offering of the 2024 Notes was $429.0 million, after debt issuance costs and discounts. The 2024 Notes were scheduled to mature on June 15, 2024; however, on May 15th we redeemed the entire outstanding principal amount of the 2024 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
Our outstanding Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2024, we were in compliance with the covenants required by our Senior Notes.
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
We had no outstanding debt under the Revolving Facility as of December 31, 2024 and 2023. As of December 31, 2024, we had $250 million of outstanding debt under the Term Facility with a variable interest rate of 5.5%. As of December 31, 2024 and 2023, there was $3.5 million and $5.1 million, respectively, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million and $1.6 million as of December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023, we had outstanding letters of credit of $55.6 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2024, we had $694.4 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2024, the Company had $21.0 million outstanding related to two seller-financed loans. As of December 31, 2023 we had $38.3 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, comprising $20.8 million of the total balance, accrues interest at an imputed interest rate of rate of 4.50% per annum. The second seller-financed loan comprised $150,000 of the total balance as of December 31, 2024.
Mortgage Repurchase Facilities
As of December 31, 2024, Tri Pointe Connect had two active Master Repurchase Agreements totaling $180 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of December 31, 2024, Tri Pointe Connect had $104.1 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.2%, and $75.9 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of December 31, 2024.

Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2024	2024
Consolidated Tangible Net Worth, as defined	$3,175,460	$2,225,158
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	0.3%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.2	≥1.5
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

As of December 31, 2024, we were in compliance with all of the above financial covenants.

Stock Repurchase Program
On December 18, 2024, we announced the approval of the 2025 Repurchase Program, which replaced the stock repurchase program that the Board of Directors authorized in December 2023 (the “2024 Repurchase Program”). The 2025 Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2025.
During the three months ended December 31, 2024, under the 2024 Repurchase Program, we repurchased 1,202,913 shares of common stock at an average price of $41.57 for an aggregate dollar amount of $50.0 million. For the year ended December 31, 2024, under the 2024 Repurchase Program, we repurchased 3,964,537 shares of common stock at an average price of $36.97 for an aggregate dollar amount of $146.6 million. All shares repurchased in 2024 were under the 2024 Repurchase Program, leaving $250 million of shares remaining to be purchased under the 2025 Repurchase Program as of December 31, 2024.
Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company is not obligated under the Repurchase Program to repurchase any specific number or dollar amount of shares of common stock, and it may modify, suspend, or discontinue the Repurchase Program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of the Company’s common stock, corporate requirements, general market economic conditions, legal requirements, and applicable tax effects.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Loans payable	$270,970	$288,337
Senior notes	646,534	1,094,249
Mortgage repurchase facilities	104,098	—
Total debt	1,021,602	1,382,586
Less: mortgage repurchase facilities	(104,098)	—
Total homebuilding debt	917,504	1,382,586
Stockholders’ equity	3,335,710	3,010,958
Total capital	$4,253,214	$4,393,544
Ratio of homebuilding debt-to-capital(1)	21.6%	31.5%

Total homebuilding debt	$917,504	$1,382,586
Less: Cash and cash equivalents	(970,045)	(868,953)
Net homebuilding debt	(52,541)	513,633
Stockholders’ equity	3,335,710	3,010,958
Net capital	$3,283,169	$3,524,591
Ratio of net homebuilding debt-to-net capital(2)	(1.6)%	14.6%
______________________________________________

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

Cash Flows—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The comparison of cash flows for the years ended December 31, 2024 and 2023 is as follows:
•Net cash provided by operating activities increased by $500.8 million to $696.1 million in 2024 from $195.3 million in 2023. The change was primarily comprised of (i) an increase in net income to $458.0 million in 2024 compared to $349.2 million in 2023, (ii) an increase in cash related to real estate inventories of $355.4 million in 2024, and (iii) an increase in cash provided by receivables of $168.2 million, offset by (iv) other normal fluctuations, including changes in other assets, accounts payable, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $63.5 million in 2024 compared to $26.4 million in 2023. The increase in net cash used in investing activities of $37.0 million was due primarily to a $56.2 million increase in investments in unconsolidated entities, offset by a $16.4 million increase in distributions from unconsolidated entities.
•Net cash used in financing activities increased to $531.5 million in 2024 from $189.6 million in 2023. Net cash used in financing activities in the current-year period was primarily comprised of the redemption of $450 million of 5.875% Senior Notes due 2024 in May 2024. Share repurchases decreased by $27.9 million to $146.7 million in 2024 compared to $174.6 million in 2023.
As of December 31, 2024, our cash and cash equivalents balance was $970.0 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2024, we had $241.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $2.2 billion (net of deposits).
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

As of December 31, 2024, we held equity investments in fifteen active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of December 31, 2024, mortgage loans held for sale had an aggregate estimated fair value of $115.0 million and an aggregate outstanding principal balance of $113.8 million. For the year ended December 31, 2024, we recorded $1.2 million of unrealized gains, in Financial Services revenue, related to our mortgage loans held for sale as of December 31, 2024.
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and both title examinations and escrow services for our homebuyers in Arizona, Colorado, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2024, 2023 and 2022, we recorded no real estate inventory impairment charges, $11.5 million and no impairment charges, respectively.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2024. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility, two seller-financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2024.

	Expected Maturity Date
								Estimated
December 31,	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$—	$250,000	$—	$—	$—	$250,000	$250,000
Weighted average interest rate	—%	—%	5.5%	—%	—%	—%	5.5%
Fixed rate debt	$20,970	$—	$300,000	$350,000	$—	$—	$670,970	$663,660
Weighted average interest rate	4.5%	—%	5.3%	5.7%	—%	—%	5.5%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Irvine, California
February 21, 2025

Item 9B.    Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2025 annual meeting of stockholders (the “2025 Proxy Statement”) under the captions “Board of Directors,” “Management,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2025 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this item is incorporated by reference to our 2025 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2025 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2025 Proxy Statement under the caption “Audit Committee Matters.”

PART IV.

Item 15.    Exhibits and Financial Statement Schedules
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

10.3
Second Amendment to Tax Sharing Agreement, dated as of March 29, 2019, among Tri Pointe Homes, Inc., Tri Pointe Homes Holdings, Inc., Tri Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and Weyerhaeuser Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.4
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Tri Pointe Group, Inc., U.S. Bank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 4, 2019))

10.5
Modification Agreement, dated as of October 30, 2020, among Tri Pointe Homes, Inc., U.S. Bank National Association and the lenders party to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

10.6
Second Modification Agreement, dated as of June 10, 2021, among Tri Pointe Homes, Inc., U.S. Bank National Association, d/b/a Housing Capital Company, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 11, 2021))

10.7
Third Modification Agreement, dated as of June 29, 2022, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 30, 2022))

10.8
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

10.15†	Amendment No. 4 to Tri Pointe Homes Holdings, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed August 13, 2015))

10.16†	2013 Long‑Term Incentive Plan form of Option Award Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.17†	2013 Long‑Term Incentive Plan form of Non‑Employee Director Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K (filed March 28, 2013))

10.18†	Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10‑K (filed February 19, 2020))

10.19†	Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2022))

10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement (Stock Price) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed March 11, 2015))

10.21†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.22†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed February 26, 2019))

10.23†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.24†
Form of Performance-Based Restricted Stock Unit Award Agreement (Earnings Per Share) (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2019))

10.25†
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

10.27†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 23, 2020))

10.28†
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

10.31†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.32†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.33†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Company/Division President Form) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.34†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.35†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.36†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 22, 2021))

10.37†
Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.38†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.39†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

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

10.42†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.43†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed April 21, 2022))

10.44†
Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.45†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.46†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

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

10.49†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.50†	Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.51†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (filed July 21, 2022))

10.52†
Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.53†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.54†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.55†
Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed October 24, 2024))

10.56†
Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed October 24, 2024))

10.57†
Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.58†
Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.59†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

19.1	Tri Pointe Homes, Inc. Policy on Insider Trading

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

97†	Tri Pointe Homes, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2024, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (and contained in Exhibit 101)

†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserves
Description of the Matter
At December 31, 2024, the Company’s warranty reserves balance was $116.2 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company’s warranty reserves represent estimated future costs that are based on an actuarial analysis that uses the Company’s historical claim and expense data, as well as industry data.

Auditing management’s warranty reserves is complex and judgmental due to the use of an actuarial valuation model that applies complex methods and requires key inputs such as weighting of industry data, claim frequencies, severities and resolution patterns. Management’s warranty reserve is sensitive to changes in these key inputs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s warranty reserves review process. For example, we tested controls over the Company’s review of the key inputs included in the actuarial analysis.

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
Irvine, California
February 21, 2025

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$970,045	$868,953
Receivables, net	111,613	224,636
Real estate inventories	3,153,459	3,337,483
Investments in unconsolidated entities	173,924	131,824
Mortgage loans held for sale	115,001	—
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	45,975	37,996
Other assets	164,495	157,093
Total assets	$4,891,115	$4,914,588
Liabilities
Accounts payable	$68,228	$64,833
Accrued expenses and other liabilities	465,563	453,531
Loans payable	270,970	288,337
Senior notes, net	646,534	1,094,249
Mortgage repurchase facilities	104,098	—
Total liabilities	1,555,393	1,900,950
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 92,451,729 and 95,530,512 shares issued and outstanding at December 31, 2024 and 2023, respectively	925	955
Additional paid-in capital	—	—
Retained earnings	3,334,785	3,010,003
Total stockholders’ equity	3,335,710	3,010,958
Noncontrolling interests	12	2,680
Total equity	3,335,722	3,013,638
Total liabilities and equity	$4,891,115	$4,914,588
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Homebuilding:
Home sales revenue	$4,386,447	$3,654,035	$4,291,563
Land and lot sales revenue	33,064	12,197	5,108
Other operations revenue	3,162	2,971	2,695
Total revenues	4,422,673	3,669,203	4,299,366
Cost of home sales	3,363,881	2,838,513	3,160,581
Cost of land and lot sales	30,591	12,083	2,075
Other operations expense	3,061	2,894	2,685
Sales and marketing	216,518	184,388	175,005
General and administrative	256,038	217,994	212,504
Homebuilding income from operations	552,584	413,331	746,516
Equity in income (loss) of unconsolidated entities	361	(97)	312
Other income, net	39,640	39,446	2,307
Homebuilding income before income taxes	592,585	452,680	749,135
Financial Services:
Revenues	70,197	46,001	49,167
Expenses	45,914	31,322	25,136
Equity in income of unconsolidated entities	—	—	46
Financial services income before income taxes	24,283	14,679	24,077
Income before income taxes	616,868	467,359	773,212
Provision for income taxes	(158,898)	(118,164)	(190,803)
Net income	457,970	349,195	582,409
Net loss (income) attributable to noncontrolling interests	59	(5,493)	(6,349)
Net income available to common stockholders	$458,029	$343,702	$576,060
Earnings per share
Basic	$4.87	$3.48	$5.60
Diluted	$4.83	$3.45	$5.54
Weighted average shares outstanding
Basic	93,985,551	98,679,477	102,898,423
Diluted	94,912,589	99,695,662	104,003,652
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	109,644,474	$1,096	$91,077	$2,355,448	$2,447,621	$12	$2,447,633
Net income	—	—	—	576,060	576,060	6,349	582,409
Shares issued under share-based awards, net	769,615	8	1,670	—	1,678	—	1,678
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,112)	—	(9,112)	—	(9,112)
Stock-based compensation expense	—	—	18,780	—	18,780	—	18,780
Share repurchases	(9,396,381)	(94)	(202,544)	—	(202,638)	—	(202,638)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,464)	(2,464)
Reclass the negative APIC to retained earnings	—	—	103,814	(103,814)	—	245	245
Balance at December 31, 2022	101,017,708	1,010	3,685	2,827,694	2,832,389	4,142	2,836,531
Net income	—	—	—	343,702	343,702	5,493	349,195
Shares issued under share-based awards	814,079	8	862	—	870	—	870
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,806)	—	(9,806)	—	(9,806)
Stock-based compensation expense	—	—	19,919	—	19,919	—	19,919
Share repurchases	(6,301,275)	(63)	(176,053)	—	(176,116)	—	(176,116)
Distributions to noncontrolling interests, net	—	—	—	—	—	(6,955)	(6,955)
Reclass the negative APIC to retained earnings	—	—	161,393	(161,393)	—	—	—
Balance at December 31, 2023	95,530,512	955	—	3,010,003	3,010,958	2,680	3,013,638
Net income	—	—	—	458,029	458,029	(59)	457,970
Shares issued under share-based awards	885,754	8	1,032	—	1,040	—	1,040
Tax withholding paid on behalf of employees for share-based awards	—	—	(18,751)	—	(18,751)	—	(18,751)
Stock-based compensation expense		—	33,509	—	33,509	—	33,509
Share repurchases	(3,964,537)	(38)	(147,769)	—	(147,807)	—	(147,807)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)		(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	133,247	(133,247)	—	—	—
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$457,970	$349,195	$582,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,018	26,852	28,010
Equity in loss (income) of unconsolidated entities, net	(361)	97	(358)
Deferred income taxes, net	(7,978)	(3,145)	22,245
Amortization of stock-based compensation	33,509	19,919	18,780
Charges for impairments and lot option abandonments	4,157	14,157	8,747
Fair value adjustment on mortgage loans held for sale	(1,169)	—	—
Gain on increase in carrying amount of investment	(3,495)	—	—
Changes in assets and liabilities:
Real estate inventories	182,723	(172,726)	(123,147)
Mortgage loans held for sale	(113,832)	—	—
Receivables	113,023	(55,187)	(52,453)
Other assets	(13,947)	5,434	(6,510)
Accounts payable	3,395	2,509	(22,530)
Accrued expenses and other liabilities	11,049	8,156	(13,170)
Returns on investments in unconsolidated entities, net	—	—	2,253
Net cash provided by operating activities	696,062	195,261	444,276
Cash flows from investing activities:
Purchases of property and equipment	(23,298)	(25,376)	(43,623)
Proceeds from sale of property and equipment	717	—	—
Investments in unconsolidated entities	(73,189)	(16,969)	(14,500)
Distributions from unconsolidated entities	32,317	15,927	—
Net cash used in investing activities	(63,453)	(26,418)	(58,123)
Cash flows from financing activities:
Borrowings from debt	420	910	112,427
Repayment of debt	(467,787)	—	(75,504)
Debt issuance costs	(1)	(14)	(2,404)
Borrowings on mortgage repurchase facilities	633,128	—	—
Repayments on mortgage repurchase facilities	(529,030)	—	—
Distributions to noncontrolling interests	(3,877)	(6,955)	(2,464)
Proceeds from issuance of common stock under share-based awards	1,040	870	1,678
Tax withholding paid on behalf of employees for share-based awards	(18,751)	(9,806)	(9,112)
Share repurchases	(146,659)	(174,559)	(202,638)
Net cash used in financing activities	(531,517)	(189,554)	(178,017)
Net increase (decrease) in cash and cash equivalents	101,092	(20,711)	208,136
Cash and cash equivalents - beginning of year	868,953	889,664	681,528
Cash and cash equivalents - end of year	$970,045	$868,953	$889,664
 See accompanying notes.

TRI POINTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, and Washington, and the District of Columbia. In September 2023, we announced our expansion into the greater Salt Lake City region with the launch of a new division in Utah. In April 2024, we announced further expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of December 31, 2024, we had not yet commenced significant homebuilding operations in these new markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2024 and 2023 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage financing operations
For the years ended December 31, 2023 and 2022, our Tri Pointe Connect mortgage operations were conducted through a joint venture with an established mortgage lender. Tri Pointe Connect acted as a preferred mortgage loan broker to our homebuyers in all of the markets in which we operate, generating income from fees paid by third party lenders for the successful funding and closing of loans for homebuyers that originated through Tri Pointe Connect. For the year ended December 31, 2023, Tri Pointe Connect was fully consolidated in accordance with Accounting Standards Topic 810 (“ASC 810”), Consolidation, under the Financial Services section of our consolidated statements of operations, with the noncontrolling interest recorded on the consolidated statements of operations as net income attributable to noncontrolling interests.

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
Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and both title examinations and escrow services for our homebuyers in Arizona, Colorado, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.

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

uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2024, 2023 and 2022, we recorded no real estate inventory impairment charges, $11.5 million and no impairment charges, respectively.
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
New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We adopted ASU 2023-07 in the fourth quarter of 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 2, Segment Information in the Notes to the Consolidated Financial Statements
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

2.    Segment Information
We operate two principal businesses: homebuilding and financial services.

Tri Pointe Homes is engaged in the business of acquiring and developing land and constructing and selling single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, we have aggregated our geographical homebuilding segments under the aggregation criteria outlined. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. In addition, our determination of reporting segments considered how our chief operating decision maker evaluates operating performance and capital allocation. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified three homebuilding reporting segments which are reported under the following hierarchy:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado, Texas and Utah
East Region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In late 2023, we announced our expansion into the greater Salt Lake City region. In early 2024, we further expanded into the Orlando and Coastal Carolinas regions. As of December 31, 2024, we had not commenced home sales in any of these new markets.
Our Tri Pointe Solutions financial services operation is a reportable segment and is comprised of our Tri Pointe Connect mortgage financing operations, our Tri Pointe Assurance title and escrow services operations, and our Tri Pointe Advantage property and casualty insurance agency operations. These financial services businesses have been aggregated in accordance with the criteria outlined in ASC 280, considering their similar economic and operational characteristics. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
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
Our Chief Executive Officer (CEO) is our Chief Operating Decision Maker (CODM) and reviews segment performance to make resource allocation decisions. The CODM evaluates each segment based on revenue, operating profit, and other key homebuilding metrics to guide strategic decisions.
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$2,641,125	$1,127,972	$617,350	$4,386,447	$—	$—	$4,386,447
Land and lot sales revenue	17,786	14,894	384	33,064	—	—	33,064
Other operations revenue	3,122	32	8	3,162	—	—	3,162
Financial services revenue	—	—	—	—	70,197	—	70,197
Total revenues	2,662,033	1,142,898	617,742	4,422,673	70,197	—	4,492,870
Cost of home sales	(2,032,289)	(846,401)	(471,099)	(3,349,789)	—	(14,092)	(3,363,881)
Cost of land and lot sales	(17,015)	(13,302)	(274)	(30,591)	—	—	(30,591)
Other operations expense	(3,061)	—	—	(3,061)	—	—	(3,061)
Sales and marketing	(116,841)	(67,349)	(30,795)	(214,985)	—	(1,533)	(216,518)
General and administrative	(84,046)	(34,990)	(30,764)	(149,800)	—	(106,238)	(256,038)
Financial services expense	—	—	—	—	(45,914)	—	(45,914)
Equity in income (loss) of unconsolidated entities	(38)	395	4	361	—	—	361
Other income, net	735	758	28	1,521	—	38,119	39,640
Income (loss) before income taxes	$409,478	$182,009	$84,842	$676,329	$24,283	$(83,744)	$616,868

	Year Ended December 31, 2023
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$2,408,704	$746,752	$498,579	$3,654,035	$—	$—	$3,654,035
Land and lot sales revenue	1,676	10,521	—	12,197	—	—	12,197
Other operations revenue	2,938	30	3	2,971	—	—	2,971
Financial services revenue	—	—	—	—	46,001	—	46,001
Total revenues	2,413,318	757,303	498,582	3,669,203	46,001	—	3,715,204
Cost of home sales	(1,872,561)	(576,904)	(384,992)	(2,834,457)	—	(4,056)	(2,838,513)
Cost of land and lot sales	(2,240)	(9,840)	(3)	(12,083)	—	—	(12,083)
Other operations expense	(2,894)	—	—	(2,894)	—	—	(2,894)
Sales and marketing	(110,202)	(48,532)	(24,308)	(183,042)	—	(1,346)	(184,388)
General and administrative	(78,655)	(30,633)	(24,052)	(133,340)	—	(84,654)	(217,994)
Financial services expense	—	—	—	—	(31,322)	—	(31,322)
Equity in income (loss) of unconsolidated entities	9	(35)	(71)	(97)	—	—	(97)
Other income, net	351	270	(810)	(189)	—	39,635	39,446
Income (loss) before income taxes	$347,126	$91,629	$64,346	$503,101	$14,679	$(50,421)	$467,359

	Year Ended December 31, 2022
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$2,978,432	$853,799	$459,332	$4,291,563	$—	$—	$4,291,563
Land and lot sales revenue	2,504	2,234	370	5,108	—	—	5,108
Other operations revenue	2,694	1	—	2,695	—	—	2,695
Financial services revenue	—	—	—	—	49,167	—	49,167
Total revenues	2,983,630	856,034	459,702	4,299,366	49,167	—	4,348,533
Cost of home sales	(2,144,547)	(651,568)	(362,260)	(3,158,375)	—	(2,206)	(3,160,581)
Cost of land and lot sales	(1,252)	(656)	(167)	(2,075)	—	—	(2,075)
Other operations expense	(2,685)	—	—	(2,685)	—	—	(2,685)
Sales and marketing	(113,370)	(40,742)	(19,536)	(173,648)	—	(1,357)	(175,005)
General and administrative	(80,710)	(27,912)	(20,826)	(129,448)	—	(83,056)	(212,504)
Financial services expense	—	—	—	—	(25,136)	—	(25,136)
Equity in income (loss) of unconsolidated entities	(115)	208	219	312	46	—	358
Other income, net	(158)	(99)	28	(229)	—	2,536	2,307
Income (loss) before income taxes	$640,793	$135,265	$57,160	$833,218	$24,077	$(84,083)	$773,212

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Real estate inventories
West	$1,928,257	$2,209,113
Central	791,171	762,051
East	434,031	366,319
Total	$3,153,459	$3,337,483

Total assets(1)
West	$2,186,696	$2,557,608
Central	1,014,811	947,200
East	473,874	421,630
Corporate	1,041,646	941,824
Total homebuilding assets	4,717,027	4,868,262
Financial services	174,088	46,326
Total	$4,891,115	$4,914,588
(1) Total assets as of December 31, 2024 and 2023 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of December 31, 2024 and 2023 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Income available to common stockholders	$458,029	$343,702	$576,060
Denominator:
Basic weighted-average shares outstanding	93,985,551	98,679,477	102,898,423
Effect of dilutive shares:
Stock options and unvested restricted stock units	927,038	1,016,185	1,105,229
Diluted weighted-average shares outstanding	94,912,589	99,695,662	104,003,652
Earnings per share
Basic	$4.87	$3.48	$5.60
Diluted	$4.83	$3.45	$5.54
Antidilutive stock options not included in diluted earnings per share	1,279,064	2,939,126	1,590,509

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Escrow proceeds and other accounts receivable, net	$43,074	$158,622
Warranty insurance receivable (Note 13)	68,539	66,014
Total receivables	$111,613	$224,636

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both December 31, 2024 and 2023, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Real estate inventories owned:
Homes completed or under construction	$1,294,928	$1,402,762
Land under development	1,174,564	1,299,074
Land held for future development	157,348	153,615
Model homes	285,550	306,565
Total real estate inventories owned	2,912,390	3,162,016
Real estate inventories not owned:
Land purchase and land option deposits	241,069	175,467
Total real estate inventories not owned	241,069	175,467
Total real estate inventories	$3,153,459	$3,337,483

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest incurred	$114,949	$147,169	$124,529
Interest capitalized	(114,949)	(147,169)	(124,529)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$221,647	$191,411	$173,563
Interest capitalized as a cost of inventory	114,949	147,169	124,529
Interest previously capitalized as a cost of inventory, included in cost of sales	(150,226)	(116,933)	(106,681)
Capitalized interest in ending inventory	$186,370	$221,647	$191,411

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Real estate inventory impairments	$—	$11,500	$—
Land and lot option abandonments and pre-acquisition costs	4,157	2,657	8,747
Total	$4,157	$14,157	$8,747

We did not incur any impairment charges during the years ended December 31, 2024 or December 31, 2022. During the year ended December 31, 2023, we recorded a real estate inventory impairment charge of $11.5 million related to one community in the West segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. The discount rate used to calculate fair value was 10%.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2024, we held equity investments in fifteen active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 7% to 50%, depending on the investment, with no controlling interest held in any of these investments.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2024	2023
Assets
Cash	$35,130	$35,308
Receivables	1,777	2,422
Real estate inventories	628,729	486,514
Other assets	7,198	27,632
Total assets	$672,834	$551,876
Liabilities and equity
Debt obligations and other liabilities	$198,543	$155,616
Company’s equity	173,924	131,824
Outside interests’ equity	300,367	264,436
Total liabilities and equity	$672,834	$551,876

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

As of December 31, 2024 and 2023, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At December 31, 2024 and 2023, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $185.8 million and $125.9 million, respectively.
Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales	$130,127	$99,494	$27,444
Other operating expense	(131,659)	(100,135)	(27,572)
Other expense	2,051	438	(11)
Net (loss) income	$519	$(203)	$(139)
Company’s equity in (loss) income of unconsolidated entities	$361	$(97)	$358
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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2024		December 31, 2023
	Deposits	Remaining Purchase Price	Deposits	Remaining Purchase Price
Unconsolidated VIEs	$224,319	$1,976,828	$159,164	$1,017,791
Other land option agreements	16,750	231,059	16,303	189,007
Total	$241,069	$2,207,887	$175,467	$1,206,798

Unconsolidated VIEs represent VIEs for which the Company’s land option agreement represents a variable interest in the VIE and the Company was not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $9.3 million and $9.5 million as of December 31, 2024 and 2023, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of December 31, 2024 and December 31, 2023, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of December 31, 2024 and December 31, 2023, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2024.
For our West, Central and East reporting units, we performed a qualitative assessment to determine whether it is more likely than not that their fair value is less than their carrying amount. Upon completion of the October 1, 2024 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2024, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2024, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value.
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

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$11,600	$8,462
Refundable fees and other deposits	19,772	8,726
Development rights, held for future use or sale	845	1,192
Deferred loan costs	3,637	5,089
Operating properties and equipment, net	58,219	66,284
Lease right-of-use assets	66,273	66,404
Other	4,149	936
Total	$164,495	$157,093

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll and related costs	$77,609	$68,575
Warranty reserves (Note 13)	116,150	106,993
Estimated cost for completion of real estate inventories	117,927	108,175
Customer deposits	41,439	43,991
Accrued income taxes payable	8,791	23,138
Accrued interest	4,891	8,470
Other tax liabilities	2,521	2,976
Lease liabilities	78,067	78,782
Other	18,168	12,431
Total	$465,563	$453,531

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
5.875% Senior Notes due June 15, 2024	$—	$450,000
5.250% Senior Notes due June 1, 2027	300,000	300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(3,466)	(5,751)
Total	$646,534	$1,094,249
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
As of December 31, 2024 and December 31, 2023 there was $3.5 million and $5.2 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million and $3.2 million as of December 31, 2024 and 2023, respectively.

Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Term loan facility	$250,000	$250,000
Seller-financed loans	20,970	38,337
Total	$270,970	$288,337
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
We had no outstanding debt under the Revolving Facility as of December 31, 2024 and 2023. As of December 31, 2024, we had $250 million outstanding debt under the Term Facility with a variable interest rate of 5.5%. As of December 31, 2024 and 2023, there was $3.5 million and $5.1 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million and $1.6 million as of December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023, we had outstanding letters of credit of $55.6 million and $52.3 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2024, we had $694.4 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2024, the Company had $21.0 million outstanding related to two seller-financed loans. As of December 31, 2023 we had $38.3 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $20.8 million of the total balance, accrues interest at an imputed interest rate of rate of 4.5% per annum. The second seller-financed loan represented $150,000 of the total balance as of December 31, 2024.
Interest Incurred
During the years ended December 31, 2024 and 2023, the Company incurred interest of $114.9 million and $147.2 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2024 and 2023, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $3.7 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively. Accrued interest related to all outstanding debt at December 31, 2024 and 2023 was $4.9 million and $8.5 million, respectively.
Covenant Requirements
The Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions.
Under the Credit Facility, the Company is required to comply with certain financial covenants, including but not limited to (i) a minimum consolidated tangible net worth; (ii) a maximum total leverage ratio; and (iii) a minimum interest coverage ratio. The Company was in compliance with all applicable financial covenants as of December 31, 2024 and December 31, 2023.
Mortgage Repurchase Facilities
As of December 31, 2024, Tri Pointe Connect has two active Master Repurchase Agreements totaling $180 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of December 31, 2024, Tri Pointe Connect had $104.1 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.2%, and $75.9 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of December 31, 2024.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of December 31, 2024 (dollars in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$48,316	$80,000	Term SOFR + 1.75%	3/11/2025	Mortgage Loans
Warehouse B (2)	50,000	50,000	Term SOFR + 1.75%	5/30/2025	Mortgage Loans
Warehouse B (2)	5,782	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$104,098	$180,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of December 31, 2024, mortgage loans held for sale had an aggregate fair value of $115.0 million.
(2) Warehouse B is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

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
A summary of assets and liabilities at December 31, 2024 and 2023, related to our financial instruments, measured at fair value for disclosure purposes on a recurring basis, is set forth below (in thousands):

		December 31, 2024		December 31, 2023
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$650,000	$642,690	$1,099,489	$1,066,835
Term loan (2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller-financed loans (3)	Level 2	$20,970	$20,970	$38,337	$38,337
Mortgage loans held for sale	Level 2	$115,001	$115,001	$—	$—
Mortgage repurchase facilities	Level 2	$104,098	$104,098	$—	$—
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $3.5 million and $5.2 million as of December 31, 2024 and 2023, respectively. The estimated fair value of our Senior Notes at December 31, 2024 and 2023 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2024 and 2023 approximated book value due to the variable interest rate terms of these loans.
(3)The estimated fair value of our seller-financed loans as of December 31, 2024 and 2023 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.
At December 31, 2024 and 2023, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2024		Year Ended December 31, 2023
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$11,500	$39,970

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had no legal reserves as of both December 31, 2024 and December 31, 2023.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $68.5 million and $66.0 million as of December 31, 2024 and 2023, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Warranty reserves, beginning of period	$106,993	$104,375	$103,976
Warranty reserves accrued	45,233	42,593	25,303
Warranty expenditures	(36,076)	(39,975)	(24,904)
Warranty reserves, end of period	$116,150	$106,993	$104,375

Performance Bonds

We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2024 and December 31, 2023, the Company had outstanding surety bonds totaling $654.1 million and $697.2 million, respectively. As of December 31, 2024 and December 31, 2023, our estimated cost to complete obligations related to these surety bonds was $443.9 million and $435.9 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2024, 2023 and 2022, lease expense was $12.2 million, $10.3 million and $9.8 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year ended December 31, 2022
Lease Cost
Operating lease cost (included in SG&A expense)	$12,205	$10,314	$9,776
Ground lease cost (included in other operations expense)	3,061	2,893	2,654
Sublease income, ground leases (included in other operations revenue)	(3,106)	(2,935)	(2,693)
Net lease cost	$12,160	$10,272	$9,737

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$12,335	$9,754	$7,994
Ground lease cash flows (included in operating cash flows)	$2,654	$2,654	$2,654
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,052	$9,016	$1,662

	December 31, 2024	December 31, 2023
Weighted-average discount rate:
Operating leases	5.0%	4.9%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.6	6.3
Ground leases	43.4	44.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2024	$10,884	$3,237
2025	11,136	3,237
2026	10,370	3,237
2027	9,561	3,237
2028	7,891	3,237
Thereafter	9,036	72,166
Total operating lease payments	$58,878	$88,351
Less: Interest	8,462	60,700
Present value of operating lease liabilities	$50,416	$27,651
(1)    Ground leases are fully subleased through 2041, representing $54.5 million of the $88.4 million future ground lease obligations.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work at the land seller’s expense even if we terminate the option to procure land or lots. As of December 31, 2024, we had $241.1 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $2.2 billion (net of deposits).

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

As of December 31, 2024, there were 5,385,124 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total stock-based compensation	$33,509	$19,919	$18,780

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2024, total unrecognized stock-based compensation related to all stock-based awards was $39.8 million and the weighted average term over which the expense was expected to be recognized was 1.1 years.
Summary of Stock Option Activity
The following table presents a summary of stock option awards for the year ended December 31, 2024:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	66,043	$15.76	0.2	$1,297
Granted	—	—	—	—
Exercised	(66,043)	15.76	—	1,295
Forfeited	—	—	—	—
Options outstanding at December 31, 2024	—	—	—	—
Options exercisable at December 31, 2024	—	$—	—	$—

The intrinsic value of each stock option award outstanding or exercisable is the difference between the fair market value of the Company’s common stock at the end of the period and the exercise price of each stock option award to the extent it is considered “in-the-money”. A stock option award is considered to be “in-the-money” if the fair market value of the Company’s stock is greater than the exercise price of the stock option award. The aggregate intrinsic value of options outstanding and options exercisable represents the value that would have been received by the holders of stock option awards had they exercised their stock option award on the last trading day of the period and sold the underlying shares at the closing price on that day. The total intrinsic value of stock option awards exercised during the years ended December 31, 2024, 2023 and 2022 was $1.3 million, $1.1 million, and $0.3 million, respectively. There were no stock option awards granted during the years ended December 31, 2024, 2023 and 2022.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2023	3,889,380	$22.71
Granted	1,126,648	$35.57
Vested	(1,342,951)	$21.32
Forfeited	(241,802)	$19.76
Nonvested RSUs at December 31, 2024	3,431,275	$27.45

The total intrinsic value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $28.6 million, $26.8 million, and $23.9 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $40.1 million, $29.0 million, and $33.9 million, respectively.
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

On February 21, 2024, the Company granted an aggregate of 656,844 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Chief Marketing Officer, Chief Human Resources Officer and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0%to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2024 to December 31, 2026. The fair value of these performance-based RSUs was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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
For the twelve months ended December 31, 2024, the Company granted an aggregate of 17,082 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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

On May 1, 2023, the Company granted an aggregate of 29,150 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vested in their entirety on the day immediately prior to the

Company’s 2024 annual meeting of stockholders. The fair value of each RSU granted on May 1, 2023 was measured using a price of $28.30 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.
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

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$131,538	$97,436	$142,045
State	35,339	23,873	26,513
Total current taxes	166,877	121,309	168,558
Deferred:
Federal	(6,637)	(5,926)	8,812
State	(1,342)	2,781	13,433
Total deferred taxes	(7,979)	(3,145)	22,245
Total income tax expense	$158,898	$118,164	$190,803

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Taxes at the U.S. federal statutory rate	$129,543	$98,122	$162,371
State income taxes, net of federal tax impact	27,000	20,138	32,262
Non-deductible transaction costs	—	—	49
Federal energy credits	(2,081)	(3,760)	(5,487)
Other, net	4,436	3,664	1,608
Total income tax expense	$158,898	$118,164	$190,803
Effective income tax rate	25.8%	25.3%	24.7%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Impairment and other valuation reserves	$11,060	$15,764
Incentive compensation	12,633	11,512
Indirect costs capitalized	23,877	19,857
Operating lease liability	19,192	19,401
Warranty reserves	15,472	12,575
State taxes	7,466	5,092
Other costs and expenses	10,639	10,851
Gross deferred tax assets	100,339	95,052
Valuation allowance	(3,358)	(3,372)
Deferred tax assets, net of valuation allowance	96,981	91,680
Deferred tax liabilities:
Interest capitalized	(3,345)	(3,355)
Basis difference in inventory	(5,104)	(5,302)
Fixed assets	(8,861)	(12,896)
Intangibles	(4,212)	(4,200)
Operating lease asset	(15,769)	(15,847)
Warranty insurance receivable	(13,169)	(11,606)
Deferred financing costs	(184)	(394)
Other	(362)	(84)
Deferred tax liabilities	(51,006)	(53,684)
Net deferred tax assets	$45,975	$37,996
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
As of December 31, 2024, the Company did not have any federal or state net operating loss carryforwards. As of December 31, 2024 and 2023, we had a valuation allowance on our deferred tax assets of $3.4 million. The valuation allowance as of December 31, 2024 and 2023 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2020 to 2023 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. We did not have any unrecognized tax benefits as of December 31, 2024 and 2023. The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company did not record any income tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2024, 2023 or 2022.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(144)	$(4,184)	$(7,868)
Income taxes paid, net	$181,065	$115,115	$186,145
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$1,147	$1,557	$—
Amortization of senior note discount capitalized to real estate inventory	$511	$1,064	$997
Amortization of deferred loan costs capitalized to real estate inventory	$3,212	$4,001	$3,709

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 21, 2025
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 21, 2025
Lawrence B. Burrows

/s/ Constance B. Moore	Director	February 21, 2025
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 21, 2025
Vicki D. McWilliams

/s/ R. Kent Grahl	Director	February 21, 2025
R. Kent Grahl