Form 10-Q
period 2025-03-31
Tri Pointe Homes, Inc.
filed 2025-04-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
90,670,079 shares of the registrant's common stock were issued and outstanding as of April 21, 2025.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$812,937	$970,045
Receivables	131,855	111,613
Real estate inventories	3,265,334	3,153,459
Investments in unconsolidated entities	170,379	173,924
Mortgage loans held for sale	79,443	115,001
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	45,975	45,975
Other assets	162,713	164,495
Total assets	$4,825,239	$4,891,115
Liabilities
Accounts payable	$75,798	$68,228
Accrued expenses and other liabilities	443,566	465,563
Loans payable	267,774	270,970
Senior notes, net	646,791	646,534
Mortgage repurchase facilities	69,586	104,098
Total liabilities	1,503,515	1,555,393

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 90,669,862 and 92,451,729 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	907	925
Additional paid-in capital	—	—
Retained earnings	3,320,792	3,334,785
Total stockholders’ equity	3,321,699	3,335,710
Noncontrolling interests	25	12
Total equity	3,321,724	3,335,722
Total liabilities and equity	$4,825,239	$4,891,115

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Homebuilding:
Home sales revenue	$720,786	$918,353
Land and lot sales revenue	1,821	7,068
Other operations revenue	820	787
Total revenues	723,427	926,208
Cost of home sales	548,273	707,304
Cost of land and lot sales	1,741	5,757
Other operations expense	794	765
Sales and marketing	42,942	50,224
General and administrative	57,675	51,328
Homebuilding income from operations	72,002	110,830
Equity in income of unconsolidated entities	495	57
Other income, net	9,129	15,226
Homebuilding income before income taxes	81,626	126,113
Financial Services:
Revenues	17,501	13,194
Expenses	12,617	8,727
Financial services income before income taxes	4,884	4,467
Income before income taxes	86,510	130,580
Provision for income taxes	(22,493)	(31,584)
Net income	64,017	98,996
Net income attributable to noncontrolling interests	19	59
Net income available to common stockholders	$64,036	$99,055
Earnings per share
Basic	$0.70	$1.04
Diluted	$0.70	$1.03
Weighted average shares outstanding
Basic	91,638,960	95,232,315
Diluted	92,077,680	95,846,756

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income	—	—	—	64,036	64,036	(19)	64,017
Shares issued under share-based awards	488,845	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,921)	—	(9,921)	—	(9,921)
Stock-based compensation expense	—	—	7,556	—	7,556	—	7,556
Share repurchases, including excise tax	(2,270,712)	(23)	(75,612)	—	(75,635)	—	(75,635)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	32	32
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)
Reclass the negative APIC to retained earnings	—	—	77,982	(77,982)	—	—	—
Balance at March 31, 2025	90,669,862	$907	$—	$3,320,792	$3,321,699	$25	$3,321,724

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income	—	—	—	99,055	99,055	(59)	98,996
Shares issued under share-based awards	789,650	8	1,033	—	1,041	—	1,041
Tax withholding paid on behalf of employees for share-based awards	—	—	(16,572)	—	(16,572)	—	(16,572)
Stock-based compensation expense	—	—	6,679	—	6,679	—	6,679
Share repurchases	(1,442,785)	(14)	(50,233)	—	(50,247)	—	(50,247)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	60,361	(60,361)	—	—	—
Balance at March 31, 2024	94,877,377	$949	$—	$3,048,697	$3,049,646	$12	$3,049,658
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$64,017	$98,996
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,387	7,327
Equity in income of unconsolidated entities, net	(495)	(57)
Amortization of stock-based compensation	7,556	6,679
Charges for impairments and lot option abandonments	1,073	402
Fair value adjustment on mortgage loans held for sale	340	—
Gain on increase in carrying amount of investment	—	3,495
Returns on investments in unconsolidated entities, net	495	—
Changes in assets and liabilities:
Real estate inventories	(113,615)	(84,500)
Mortgage loans held for sale	35,218	—
Receivables	(20,242)	99,503
Other assets	1,007	(5,809)
Accounts payable	7,554	(13,097)
Accrued expenses and other liabilities	(21,452)	31,805
Net cash (used in) provided by operating activities	(31,157)	144,744
Cash flows from investing activities:
Purchases of property and equipment	(8,105)	(6,417)
Proceeds from investment	—	717
Net investments in unconsolidated entities	(2,164)	(8,213)
Distributions from unconsolidated entities	6,993	13,650
Net cash used in investing activities	(3,276)	(263)
Cash flows from financing activities:
Borrowings from loans payable	1,600	—
Repayment of loans payable and senior notes	(4,796)	—
Borrowings on mortgage repurchase facilities	288,018	—
Repayments on mortgage repurchase facilities	(322,530)	—
Distributions to noncontrolling interests	—	(3,877)
Proceeds from issuance of common stock under share-based awards	—	1,041
Tax withholding paid on behalf of employees for share-based awards	(9,921)	(16,572)
Share repurchases, excluding excise tax	(75,046)	(50,028)
Net cash used in financing activities	(122,675)	(69,436)
Net decrease in cash and cash equivalents	(157,108)	75,045
Cash and cash equivalents–beginning of period	970,045	868,953
Cash and cash equivalents–end of period	$812,937	$943,998

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, Utah and Washington, and the District of Columbia. In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of March 31, 2025.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of March 31, 2025 and December 31, 2024 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of March 31, 2025, mortgage loans held for sale had an aggregate estimated fair value of $79.4 million and an aggregate outstanding principal balance of $79.1 million. For the three months ended March 31, 2025, we recorded $340,000 of unrealized gains, in Financial Services revenue, related to our mortgage loans held for sale as of March 31, 2025.
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
New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We adopted ASU 2023-07 in the fourth quarter of 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 2, Segment Information in the Notes to the Consolidated Financial Statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. We are currently evaluating the impact of this new standard, however, we do not expect the adoption of ASU 2023-09 to have a material impact on our Consolidated Financial Statements.

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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of March 31, 2025.
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
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$400,522	$210,522	$109,742	$720,786	$—	$—	$720,786
Land and lot sales revenue	421	1,400	—	1,821	—	—	1,821
Other operations revenue	806	10	4	820	—	—	820
Financial services revenue	—	—	—	—	17,501	—	17,501
Total revenues	401,749	211,932	109,746	723,427	17,501	—	740,928
Cost of home sales	(305,626)	(160,037)	(81,140)	(546,803)	—	(1,470)	(548,273)
Cost of land and lot sales	(553)	(1,188)	—	(1,741)	—	—	(1,741)
Other operations expense	(794)	—	—	(794)	—	—	(794)
Sales and marketing	(22,769)	(13,337)	(6,373)	(42,479)	—	(463)	(42,942)
General and administrative	(18,326)	(8,801)	(7,754)	(34,881)	—	(22,794)	(57,675)
Financial services expense	—	—	—	—	(12,617)	—	(12,617)
Income from operations	53,681	28,569	14,479	96,729	4,884	(24,727)	76,886
Equity in income (loss) of unconsolidated entities	2	493	—	495	—	—	495
Other income, net	90	304	4	398	—	8,731	9,129
Income (loss) before income taxes	$53,773	$29,366	$14,483	$97,622	$4,884	$(15,996)	$86,510

	Three Months Ended March 31, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$547,422	$272,538	$98,393	$918,353	$—	$—	$918,353
Land and lot sales revenue	5,389	1,679	—	7,068	—	—	7,068
Other operations revenue	780	6	1	787	—	—	787
Financial services revenue	—	—	—	—	13,194	—	13,194
Total revenues	553,591	274,223	98,394	926,208	13,194	—	939,402
Cost of home sales	(425,732)	(204,055)	(75,519)	(705,306)	—	(1,998)	(707,304)
Cost of land and lot sales	(4,596)	(1,161)	—	(5,757)	—	—	(5,757)
Other operations expense	(765)	—	—	(765)	—	—	(765)
Sales and marketing	(27,239)	(16,396)	(6,230)	(49,865)	—	(359)	(50,224)
General and administrative	(18,099)	(7,057)	(5,888)	(31,044)	—	(20,284)	(51,328)
Financial services expense	—	—	—	—	(8,727)	—	(8,727)
Income from operations	77,160	45,554	10,757	133,471	4,467	(22,641)	115,297
Equity in income (loss) of unconsolidated entities	(9)	5	61	57	—	—	57
Other income, net	553	134	3	690	—	14,536	15,226
Income (loss) before income taxes	$77,704	$45,693	$10,821	$134,218	$4,467	$(8,105)	$130,580

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate inventories
West	$1,976,883	$1,928,257
Central	805,172	791,171
East	483,279	434,031
Total	$3,265,334	$3,153,459

Total assets(1)
West	$2,256,291	$2,186,696
Central	1,026,775	1,014,811
East	528,310	473,874
Corporate	867,451	1,041,646
Total homebuilding assets	4,678,827	4,717,027
Financial services	146,412	174,088
Total	$4,825,239	$4,891,115
__________
(1)    Total assets as of March 31, 2025 and December 31, 2024 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2025 and December 31, 2024 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income available to common stockholders	$64,036	$99,055
Denominator:
Basic weighted-average shares outstanding	91,638,960	95,232,315
Effect of dilutive shares:
Stock options and unvested restricted stock units	438,720	614,441
Diluted weighted-average shares outstanding	92,077,680	95,846,756
Earnings per share
Basic	$0.70	$1.04
Diluted	$0.70	$1.03
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,964,127	2,510,864

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Escrow proceeds and other accounts receivable, net	$63,552	$43,074
Warranty insurance receivable (Note 13)	68,303	68,539
Total receivables	$131,855	$111,613

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both March 31, 2025 and December 31, 2024.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Real estate inventories owned:
Homes completed or under construction	$1,395,030	$1,294,928
Land under development	1,204,744	1,174,564
Land held for future development	158,184	157,348
Model homes	287,670	285,550
Total real estate inventories owned	3,045,628	2,912,390
Real estate inventories not owned:
Land purchase and land option deposits	219,706	241,069
Total real estate inventories not owned	219,706	241,069
Total real estate inventories	$3,265,334	$3,153,459

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest incurred	$21,319	$36,156
Interest capitalized	(21,319)	(36,156)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$186,370	$221,647
Interest capitalized as a cost of inventory	21,319	36,156
Interest previously capitalized as a cost of inventory, included in cost of sales	(23,153)	(30,846)
Capitalized interest in ending inventory	$184,536	$226,957

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	1,073	402
Total	$1,073	$402
There were no real estate inventory impairment charges recorded during the three months ended March 31, 2025 or 2024.
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

6.    Investments in Unconsolidated Entities
As of March 31, 2025, we held equity investments in fifteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash	$21,578	$35,130
Receivables	1,794	1,777
Real estate inventories	661,185	628,729
Other assets	7,259	7,198
Total assets	$691,816	$672,834
Liabilities and equity
Debt obligations and other liabilities	$219,960	$198,543
Company’s equity	170,379	173,924
Outside interests’ equity	301,477	300,367
Total liabilities and equity	$691,816	$672,834

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
As of March 31, 2025 and December 31, 2024, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At March 31, 2025 and December 31, 2024, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $201.8 million and $185.8 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales	$17,910	$29,898
Other operating expense	(13,881)	(30,057)
Other income (expense), net	5	(6)
Net income	$4,034	$(165)
Company’s equity in income of unconsolidated entities	$495	$57
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2025			December 31, 2024
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$208,277	$1,905,336	N/A	$224,319	$1,976,828	N/A
Other land option agreements	11,429	178,489	N/A	16,750	231,059	N/A
Total	$219,706	$2,083,825	$—	$241,069	$2,207,887	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $10.0 million and $9.3 million as of March 31, 2025 and December 31, 2024, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of March 31, 2025 and December 31, 2024, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of March 31, 2025 and December 31, 2024, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$12,109	$11,600
Refundable fees and other deposits	17,702	19,772
Development rights, held for future use or sale	845	845
Deferred loan costs—loans payable	3,277	3,637
Operating properties and equipment, net	58,948	58,219
Lease right-of-use assets	65,140	66,273
Other	4,692	4,149
Total	$162,713	$164,495

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related costs	$28,729	$77,609
Warranty reserves (Note 13)	113,865	116,150
Estimated cost for completion of real estate inventories	111,635	117,927
Customer deposits	44,755	41,439
Accrued income taxes payable	31,559	8,791
Accrued interest	13,319	4,891
Other tax liability	3,489	2,521
Lease liabilities	76,711	78,067
Other	19,504	18,168
Total	$443,566	$465,563

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(3,209)	(3,466)
Total	$646,791	$646,534

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
As of March 31, 2025 and December 31, 2024, there were $3.2 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Term loan facility	$250,000	$250,000
Seller financed loans	17,774	20,970
Total	$267,774	$270,970
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
As of March 31, 2025, we had no outstanding debt under the Revolving Facility and there was $678.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2025, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.51%. As of March 31, 2025, there were $3.3 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million as of both March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of $72.0 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2025 and December 31, 2024, we had $17.8 million and $21.0 million, respectively, outstanding related to three seller-financed loans as of March 31, 2025 and two seller-financed loans as of December 31, 2024. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $16.1 million of the total balance as of March 31, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.7 million of the total balance as of March 31, 2025 and $150,000 as of December 31, 2024, respectively.
Interest Incurred
During the three months ended March 31, 2025 and 2024, we incurred interest of $21.3 million and $36.2 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $617,000 and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Accrued interest related to all outstanding debt at March 31, 2025 and December 31, 2024 was $13.3 million and $4.9 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2025 and December 31, 2024.
Mortgage Repurchase Facilities
As of March 31, 2025, Tri Pointe Connect has two active Master Repurchase Agreements totaling $180 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of March 31, 2025, Tri Pointe Connect had $69.6 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.2%, and $110.4 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of March 31, 2025.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of March 31, 2025 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$35,912	$80,000	Term SOFR + 1.75%	3/11/2025	Mortgage Loans
Warehouse B (2)	33,674	50,000	Term SOFR + 1.75%	5/30/2025	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$69,586	$180,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of March 31, 2025, mortgage loans held for sale had an aggregate fair value of $79.4 million.
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

Fair Value of Financial Instruments
A summary of assets and liabilities at March 31, 2025 and December 31, 2024, related to our financial instruments, is set forth below (in thousands):

		March 31, 2025		December 31, 2024
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$642,455	$650,000	$642,690
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$17,774	$17,774	$20,970	$20,970
Mortgage loans held for sale(4)	Level 2	$79,443	$79,443	$115,001	$115,001
Mortgage repurchase facilities(5)	Level 2	$69,586	$69,586	$104,098	$104,098
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $3.2 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of the Senior Notes at March 31, 2025 and December 31, 2024 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2025 and December 31, 2024 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of March 31, 2025 and December 31, 2024 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At March 31, 2025 and December 31, 2024, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. No carrying values were adjusted to fair value for the three months ended March 31, 2025 or the year ended December 31, 2024.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of March 31, 2025 and December 31, 2024, respectively.

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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $68.3 million and $68.5 million as of March 31, 2025 and December 31, 2024, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty reserves, beginning of period	$116,150	$106,993
Warranty reserves accrued	7,188	7,900
Warranty expenditures	(9,473)	(8,291)
Warranty reserves, end of period	$113,865	$106,602

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2025 and December 31, 2024, the Company had outstanding surety bonds totaling $678.9 million and $654.1 million, respectively. As of March 31, 2025 and December 31, 2024, our estimated cost to complete obligations related to these surety bonds was $482.0 million and $443.9 million, respectively.

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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Lease Cost
Operating lease cost (included in SG&A expense)	$3,222	$2,854
Ground lease cost (included in other operations expense)	794	765
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(805)	(776)
Net lease cost	$3,211	$2,843

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,234	$2,502
Ground lease cash flows (included in operating cash flows)	$663	$846
Right-of-use assets obtained in exchange for new operating lease liabilities	$830	$1,890

	March 31, 2025	December 31, 2024
Weighted-average discount rate:
Operating leases	5.0%	5.0%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.5	5.6
Ground leases	43.2	43.4

The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2025	$7,777	$2,428
2026	11,171	3,237
2027	10,529	3,237
2028	9,736	3,237
2029	8,071	3,237
Thereafter	9,230	72,165
Total lease payments	$56,514	$87,541
Less: Interest	7,356	59,988
Present value of operating lease liabilities	$49,158	$27,553
 __________
(1)    Ground leases are fully subleased through 2041, representing $53.7 million of the $87.5 million future ground lease obligations.
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
As of March 31, 2025, there were 4,664,829 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2025	2024
Total stock-based compensation	$7,556	$6,679

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2025, total unrecognized stock-based compensation expense related to all stock-based awards was $63.0 million and the weighted average term over which the expense was expected to be recognized was 1.9 years.

Summary of Restricted Stock Unit Activity

The following table presents a summary of time-based and performance-based RSUs for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2024	3,431,275	$27.45
Granted	1,269,565	$30.89
Vested	(791,189)	$24.41
Forfeited	(586,908)	$22.28
Nonvested RSUs at March 31, 2025	3,322,743	$30.66

On February 19, 2025, the Company granted an aggregate of 509,446 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 19, 2025 was measured using a price of $30.89 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

On February 19, 2025, the Company granted an aggregate of 760,119 performance-based RSUs to the Company’s Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, General Counsel, Executive Vice President and Chief Marketing Officer, Chief Human Resources Officer, and division presidents. These performance-based RSUs are allocated to two separate performance metrics, as follows: (i) 50% to homebuilding revenue of the applicable Company division, and (ii) 50% to pre-tax earnings of the applicable Company division. The vesting, if at all, of these performance-based RSUs may range from 0% to 100% and will be based on the applicable Company division’s percentage attainment of specified threshold, target and maximum performance goals. The performance period for these performance-based RSUs is January 1, 2025 to December 31, 2027. The fair value of these performance-based RSUs was measured using a price of $30.89 per share, which was the closing stock price on the date of grant. Each award will be expensed over the requisite service period.

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

For the year ended December 31, 2024, the Company granted an aggregate of 17,082 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.
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
We had net deferred tax assets of $46.0 million as of both March 31, 2025 and December 31, 2024. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both March 31, 2025 and December 31, 2024. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $22.5 million and $31.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2025 and December 31, 2024. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(9,046)	$(17,024)
Income taxes paid, net	$518	$—
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$589	$217
Amortization of senior note discount capitalized to real estate inventory	$—	$277
Amortization of deferred loan costs capitalized to real estate inventory	$618	$1,026
Increase in noncontrolling interests	$32	$—

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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
During the first quarter of 2025, elevated mortgage rates, ongoing affordability pressures, and heightened macroeconomic and political uncertainty presented challenges for the housing market, which contributed to softer demand and a slower start to the spring selling season. As consumer sentiment and confidence have weakened, potential homebuyers have been increasingly cautious and deliberate in their purchasing decisions. In response, we continue to take a disciplined, market-by-market approach, leveraging the full range of our incentive tools and mortgage financing solutions. We are also engaging with land sellers to identify ways to structure deals in a manner that reflects current market realities. Further, our premium product offering and strong brand reputation continue to resonate with a higher-quality buyer segment, allowing us to compete effectively without resorting to excessive discounting, which facilitates greater preservation of margins and allows us to remain focused on pricing discipline.
While we remain cautious in light of the elevated uncertainty and recent market dislocations, we continue to see underlying strength and resilience across the housing industry. Market fundamentals, including a growing cohort of Millennial and Gen Z buyers and a structural imbalance between housing supply and demand, continue to support our positive long-term outlook on the housing industry. By maintaining operational flexibility, leveraging our premium product and brand, and staying focused on our customers, we believe we are well equipped to navigate the current environment and emerge stronger as the cycle evolves.
During the quarter, our new home deliveries were 1,040 and our average sales price was $693,000, leading to a 22% decrease in home sales revenue to $720.8 million. Through strong pricing and broader operational improvements, we achieved a 23.9% homebuilding gross margin, representing a 90-basis-point improvement compared to the prior-year period. Despite softer market conditions, our ability to expand both pricing and gross margin during the quarter reflects the strength of our product offering and the effective execution of operational and cost efficiency initiatives. The decline in home sales revenue contributed to reduced operating leverage, resulting in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue increasing to 14.0%. Ultimately, net income available to common stockholders declined 35% to $64.0 million, and diluted earnings per share declined 32% to $0.70. These results reflect the impact of softer demand trends experienced in the second half of 2024 and into the first quarter of 2025.
Net new home orders for the quarter were 1,238, on a monthly absorption rate of 2.8 orders per average selling community. Our backlog units and dollar value ended the quarter at 1,715 and $1.3 billion, respectively. Our increased spec strategy has allowed us to accelerate backlog turnover, and as we continue to incorporate this strategy as a higher portion of our volumes, we anticipate some moderation in backlog levels, while specs offer a faster conversion of units into deliveries. With a homebuilding debt-to-capital ratio of 21.6% and a net homebuilding debt-to-net capital of 3.0%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives, as we continue to invest to scale our existing markets and grow organically within our three new markets.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Homebuilding:
Home sales revenue	$720,786	$918,353
Land and lot sales revenue	1,821	7,068
Other operations revenue	820	787
Total revenues	723,427	926,208
Cost of home sales	548,273	707,304
Cost of land and lot sales	1,741	5,757
Other operations expense	794	765
Sales and marketing	42,942	50,224
General and administrative	57,675	51,328
Homebuilding income from operations	72,002	110,830
Equity in income of unconsolidated entities	495	57
Other income, net	9,129	15,226
Homebuilding income before income taxes	81,626	126,113
Financial Services:
Revenues	17,501	13,194
Expenses	12,617	8,727
Financial services income before income taxes	4,884	4,467
Income before income taxes	86,510	130,580
Provision for income taxes	(22,493)	(31,584)
Net income	64,017	98,996
Net income attributable to noncontrolling interests	19	59
Net income available to common stockholders	$64,036	$99,055
Earnings per share
Basic	$0.70	$1.04
Diluted	$0.70	$1.03
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	644	66.3	3.2	1,030	73.5	4.7	(37)%	(10)%	(31)%
Central	413	60.5	2.3	530	63.5	2.8	(22)%	(5)%	(18)%
East	181	18.7	3.2	254	16.8	5.0	(29)%	11%	(36)%
Total	1,238	145.5	2.8	1,814	153.8	3.9	(32)%	(5)%	(28)%

Net new home orders for the three months ended March 31, 2025 decreased by 576, or 32%, to 1,238, compared to 1,814 during the prior-year period. The decrease in net new home orders was due to a 28% decrease in monthly absorption rates and a 5% decrease in average selling communities. Order demand declined on a year-over-year basis, reflecting a more cautious consumer environment. Elevated mortgage rates, combined with broader macroeconomic uncertainty and evolving political developments, contributed to a more tempered pace of consumer purchasing activity during the quarter. While overall demand moderated significantly, we were able to generate sales without relying on excessive incentives. This performance reflects the strength of our differentiated product offerings, strategic market positioning, and the relative resilience of our customer base compared to broader industry trends.
Our West segment reported a 37% decrease in net new home orders due to an 31% decrease in monthly absorption rates and a 10% decrease in average selling communities. Despite declines in monthly absorption rates in each of our West markets, our monthly absorption rate of 3.2 demonstrates our ability to maintain a moderate order pace despite the challenging market conditions. The decrease in average selling communities was primarily due to timing and a reduction in our California markets, where the community count declined by 10 year-over-year. During the quarter, we opened 9 new communities and closed out 12 in the West. Our Central segment reported a 22% decrease in net new home orders due to an 18% decrease in monthly absorption rates and a 5% decrease in average selling communities. All Central markets experienced a year-over-year decline in absorption rates. The decrease in community count was primarily due to timing, as we opened 6 new communities and closed out 3 during the quarter. Our East segment reported a 29% decrease in net new home orders due to a 36% decrease in monthly absorption rate, offset some by an 11% increase in average selling communities. Despite the slowdown in absorption, we remain constructive on these markets and continue to actively engage buyers through targeted pricing strategies, mortgage financing solutions, and ongoing price discovery efforts. These tools have helped sustain traffic and maintain buyer interest, even amid a more cautious demand environment.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2025			As of March 31, 2024			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	930	$757,952	$815	1,488	$1,154,130	$776	(38)%	(34)%	5%
Central	508	296,636	584	802	478,974	597	(37)%	(38)%	(2)%
East	277	253,198	914	451	317,486	704	(39)%	(20)%	30%
Total	1,715	$1,307,786	$763	2,741	$1,950,590	$712	(37)%	(33)%	7%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 10% and 7% during the three-month period ended March 31, 2025 and 2024, respectively. The dollar value of backlog was $1.3 billion as of March 31, 2025 compared to $2.0 billion as of March 31, 2024. Backlog units were down 37% to 1,715, due primarily to the 35% lower backlog leading into the current year, along with the slower demand environment we experienced during the current-year period. The average sales price in backlog increased 7% to $763,000 as of March 31, 2025, compared to $712,000 at March 31, 2024. This increase was driven by a combination of resilient home pricing in our served markets and our premium lifestyle brand positioning, which continues to support price premiums and reinforce our value proposition.
Backlog dollar value in our West segment decreased 34% due to a 38% decrease in backlog units, offset by a 5% increase in average sales price. The decrease in backlog units was largely due to a 37% decrease in net new home orders for the current year-to-date period, as demand during the current-year period was challenged, compared to a more robust prior-year period. In our Central segment, backlog dollar value decreased by 38%, driven by a 37% decline in backlog units and a 2% decrease in average sales price. This reduction in backlog units was largely due to the 22% decrease in order activity year-to-date, coupled with a significant decrease in backlog units to start the current year. In the East segment, backlog dollar value decreased by 20%, driven by a 39% decline in backlog units, offset by a 30% increase in average sales price. The reduction in units was driven by a 29% decline in net new home orders and higher backlog conversion rates. The increase in average sales price was primarily due to a shift in market mix, as our DC Metro market comprised 61% of the East segment’s backlog as of March 31, 2025, compared to 36% in the prior year. The average sales price in backlog for DC Metro exceeded $1.1 million at quarter end, which is significantly higher than our Charlotte and Raleigh markets.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	521	$400,522	$769	720	$547,422	$760	(28)%	(27)%	1%
Central	377	210,522	558	482	272,538	565	(22)%	(23)%	(1)%
East	142	109,742	773	191	98,393	515	(26)%	12%	50%
Total	1,040	$720,786	$693	1,393	$918,353	$659	(25)%	(22)%	5%
 Home sales revenue decreased $197.6 million to $720.8 million for the three months ended March 31, 2025 compared to the prior-year period. The decrease was comprised of $232.6 million related to a 353-unit decrease in new homes delivered in the three months ended March 31, 2025, offset by a $35.4 million increase related to a $34,000 increase in average sales price for the three months ended March 31, 2025. We experienced softer order activity in the second half of 2024, which led to a 35% decrease in backlog units and a 28% decrease in backlog dollar value entering the current-year period compared to the prior year. The reduced backlog drove lower home deliveries and home sales revenue for the current quarter. However, our strategic shift toward a slightly higher spec mix partially offset this impact and contributed to a 900-basis-point improvement in our backlog conversion rate for the period.
Home sales revenue in our West segment decreased 27% due to a 28% decrease in new homes delivered, while average sales price remained relatively flat. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year. Home sales revenue in our Central segment decreased 23% due to a 22% decrease in new homes delivered, while average sales price remained relatively flat. The decrease in new homes delivered was due to a significant decrease in backlog units to start the current-year period compared to the prior-year period. Home sales revenue in our East segment increased by 12% due to a 50% increase in average sales price, offset by a 26% decrease in new homes delivered. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year. The increase in average sales price was primarily due to a shift in the mix of homes delivered, with a higher concentration of deliveries in our DC Metro market, where the average sales price exceeded $1.1 million. The impact from this market mix shift and increased average sales price more than offset the decrease in new homes delivered, driving the 12% increase in home sales revenue.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2025	%	2024	%
Home sales revenue	$720,786	100.0%	$918,353	100.0%
Cost of home sales	548,273	76.1%	707,304	77.0%
Homebuilding gross margin	172,513	23.9%	211,049	23.0%
Add: interest in cost of home sales	23,035	3.2%	30,649	3.3%
Add: impairments and lot option abandonments	1,073	0.1%	402	0.0%
Adjusted homebuilding gross margin(1)	$196,621	27.3%	$242,100	26.4%
Homebuilding gross margin percentage	23.9%		23.0%
Adjusted homebuilding gross margin percentage(1)	27.3%		26.4%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage increased to 23.9% for the three months ended March 31, 2025 compared to 23.0% for the prior-year period. This increase was primarily driven by a higher proportion of option revenue, which generally enhances margins. In addition, our margin improvement in the current-year period reflects strategic pricing and sales pace adjustments intended to optimize profitability in the current market environment. As affordability and consumer dynamics evolve, we will continue to recalibrate price and pace targets and adjust incentives and mortgage financing solutions accordingly. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 27.3% for the three months ended March 31, 2025 compared to 26.4% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$42,942	$50,224	6.0%	5.5%
General and administrative (G&A)	57,675	51,328	8.0%	5.6%
Total sales and marketing and G&A	$100,617	$101,552	14.0%	11.1%
Total SG&A expense as a percentage of home sales revenue increased to 14.0% for the three months ended March 31, 2025, compared to 11.1% in the prior-year period. Total SG&A expense decreased $935,000 to $100.6 million for the three months ended March 31, 2025 from $101.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.0% for the three months ended March 31, 2025, compared to 5.5% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $42.9 million for the three months ended March 31, 2025 compared to $50.2 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions and advertising expense. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 22% compared to the prior-year period, such a decrease in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 8.0% of home sales revenue for the three months ended March 31, 2025 compared to 5.6% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense increased to $57.7 million for the three months ended March 31, 2025 compared to $51.3 million for the prior-year period, largely driven by an increase in wage and incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $21.3 million and $36.2 million for the three months ended March 31, 2025 and 2024, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended March 31, 2025 and 2024 was income of $9.1 million and $15.2 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances. Additionally, the prior-year period included a one-time investment revaluation gain, which did not recur in the current-year period
Income Tax
For the three months ended March 31, 2025, we recorded a tax provision of $22.5 million based on an effective tax rate of 26.0%. For the three months ended March 31, 2024, we recorded a tax provision of $31.6 million based on an effective tax rate of 24.2%.

Financial Services Segment
Income before income taxes from our financial services operations increased to $4.9 million for the three months ended March 31, 2025 compared to $4.5 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total Originations:
Loans	520	—
Principal	$273,800	$—

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	12%	—%
Other agency	88%	—%
Total agency	100%	—%

Loan Type:
Fixed rate	100%	—%
ARM	—%	—%

Credit Quality:
Average FICO score	759	—

Other Data:
Average combined LTV ratio	78%	—%
Full documentation loans	100%	—%

Loans Sold to Third Parties:
Loans	598	—
Principal	$316,072	$—
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

	March 31,		Increase (Decrease)
	2025	2024	Amount	%
Lots Owned
West	9,542	10,991	(1,449)	(13)%
Central	5,475	5,872	(397)	(7)%
East	1,843	1,617	226	14%
Total	16,860	18,480	(1,620)	(9)%
Lots Controlled(1)
West	4,358	4,543	(185)	(4)%
Central	9,276	7,027	2,249	32%
East	4,707	4,103	604	15%
Total	18,341	15,673	2,668	17%
Total Lots Owned or Controlled(1)	35,201	34,153	1,048	3%
__________

(1)As of March 31, 2025 and 2024, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of March 31, 2025 and 2024, lots controlled for Central include 5,711 and 3,566 lots, respectively, and East include zero and 58 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2025 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2025, we had total liquidity of $1.5 billion, including cash and cash equivalents of $812.9 million and $678.0 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of March 31, 2025 and December 31, 2024, there were $3.2 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2025, we were in compliance with the covenants required by our Senior Notes.

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
As of March 31, 2025, we had no outstanding debt under the Revolving Facility and there was $678.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2025, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.51%. As of March 31, 2025, there were $3.3 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million as of both March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of $72.0 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of March 31, 2025 and December 31, 2024, we had $17.8 million and $21.0 million, respectively, outstanding related to three seller-financed loans as of March 31, 2025 and two seller-financed loans as of December 31, 2024. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $16.1 million of the total balance as of March 31, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.7 million of the total balance as of March 31, 2025 and $150,000 as of December 31, 2024, respectively.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2025	2025
Consolidated Tangible Net Worth	$3,159,018	$2,257,176
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	4.9%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.7	≥1.5
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
As of March 31, 2025, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 21, 2023, our board of directors approved a share repurchase program (the “2024 Repurchase Program”), authorizing the repurchase of shares of common stock with an aggregate value of up to $250 million through December 31, 2024. Purchases of common stock pursuant to the 2024 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2024 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2025, we repurchased and retired an aggregate of 2,270,712 shares of our common stock under the Repurchase Program for $75.0 million, excluding commissions.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Loans payable	$267,774	$270,970
Senior notes	646,791	646,534
Mortgage repurchase facilities	69,586	104,098
Total debt	984,151	1,021,602
Less: mortgage repurchase facilities	(69,586)	(104,098)
Total homebuilding debt	914,565	917,504
Stockholders’ equity	3,321,699	3,335,710
Total capital	$4,236,264	$4,253,214
Ratio of homebuilding debt-to-capital(1)	21.6%	21.6%

Total homebuilding debt	$914,565	$917,504
Less: Cash and cash equivalents	(812,937)	(970,045)
Net homebuilding debt	101,628	(52,541)
Stockholders’ equity	3,321,699	3,335,710
Net capital	$3,423,327	$3,283,169
Ratio of net homebuilding debt-to-net capital(2)	3.0%	(1.6)%
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

Cash Flows—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:
•Net cash provided by operating activities decreased by $175.9 million to cash used of $31.2 million for the three months ended March 31, 2025 compared to $144.7 million of cash provided for the prior-year period. The decrease was driven by a $119.7 million decrease in cash provided by receivables, a $35.0 million decrease in net income, and a $29.1 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $3.3 million for the three months ended March 31, 2025, compared to cash used of $263,000 for the prior-year period. The change was due primarily to the positive impact of net distributions from unconsolidated entities received in the prior-year period, with no similar amounts in the current year.
•Net cash used in financing activities was $122.7 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $69.4 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of the $75.0 million of cash used for share repurchases, compared to $50.0 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2025, we had $219.7 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $2.1 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, we held equity investments in fifteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Inflation
Inflation in the United States has persisted at a moderate level through the first quarter of 2025, although it significantly improved from its peak in 2022. While the Federal Reserve’s interest rate hikes have helped curb inflation, prevailing inflation rates remain elevated as compared to their desired target, and the future path of Federal Reserve policy is uncertain. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2025. We did not enter into during the three months ended March 31, 2025, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2025.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. If any of the risks discussed in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”
Risks Related to Our Business
Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.
Our business depends on the ability of our homebuyers to obtain financing for the purchase of their homes. Many of our homebuyers must sell their existing homes in order to buy a home from us. During the last economic downturn, the U.S. residential mortgage market as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of those loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements. This led to tightened credit requirements and an increase in indemnity claims for mortgages. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”) or Veterans Administration (the “VA”) standards. Further, to align with recent executive actions by the current administration, the U.S. Department of Housing and Urban Development (HUD) recently updated the residency requirements applicable to FHA-insured mortgage financing. More stringent residency requirements, including any similar changes to Fannie-Mae- or Freddie-Mac-backed mortgage financing eligibility requirements, could impact the ability of our homebuyers to qualify for government-insured loan programs. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential homebuyer who wishes to purchase one of our homes. If our potential homebuyers or the buyers of our homebuyers’ existing homes cannot obtain suitable financing, our Financial Performance could be materially and adversely affected.
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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 18, 2024, we announced the approval of a share repurchase program (the “Repurchase Program”), which replaced the stock repurchase program that the Board of Directors authorized in December 2023. The 2025 Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2025. Purchases of common stock pursuant to the 2025 Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the 2025 Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended March 31, 2025, we repurchased and retired an aggregate of 2,270,712 shares of our common stock under the Repurchase Program for $75.0 million, excluding commissions.
During the three months ended March 31, 2025, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2025 to January 31, 2025	489,770	$36.26	489,770	$232,240,293
February 1, 2025 to February 28, 2025	1,099,310	$32.38	1,099,310	$196,640,113
March 1, 2025 to March 31, 2025	681,632	$31.75	681,632	$175,000,005
Total	2,270,712	$33.03	2,270,712

Item 5.    Other Information
(c)     During the quarter ended March 31, 2025, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form)

10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form)

10.3†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form)

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 24, 2025	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 24, 2025	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)