Form 10-Q
period 2025-06-30
Tri Pointe Homes, Inc.
filed 2025-07-24
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
87,506,511 shares of the registrant's common stock were issued and outstanding as of July 16, 2025.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$622,642	$970,045
Receivables	165,716	111,613
Real estate inventories	3,301,302	3,153,459
Investments in unconsolidated entities	194,089	173,924
Mortgage loans held for sale	104,862	115,001
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	45,975	45,975
Other assets	206,653	164,495
Total assets	$4,797,842	$4,891,115
Liabilities
Accounts payable	$81,448	$68,228
Accrued expenses and other liabilities	417,304	465,563
Loans payable	262,921	270,970
Senior notes, net	647,053	646,534
Mortgage repurchase facilities	99,022	104,098
Total liabilities	1,507,748	1,555,393

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 87,506,511 and 92,451,729 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	875	925
Additional paid-in capital	—	—
Retained earnings	3,289,086	3,334,785
Total stockholders’ equity	3,289,961	3,335,710
Noncontrolling interests	133	12
Total equity	3,290,094	3,335,722
Total liabilities and equity	$4,797,842	$4,891,115

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding:
Home sales revenue	$879,832	$1,133,008	$1,600,618	$2,051,361
Land and lot sales revenue	3,364	4,160	5,185	11,228
Other operations revenue	814	782	1,634	1,569
Total revenues	884,010	1,137,950	1,607,437	2,064,158
Cost of home sales	696,630	865,681	1,244,903	1,572,985
Cost of land and lot sales	3,253	3,841	4,994	9,598
Other operations expense	793	765	1,587	1,530
Sales and marketing	50,171	56,804	93,113	107,028
General and administrative	60,803	67,747	118,478	119,075
Homebuilding income from operations	72,360	143,112	144,362	253,942
Equity in income of unconsolidated entities	471	99	966	156
Other income, net	7,174	9,934	16,303	25,160
Homebuilding income before income taxes	80,005	153,145	161,631	279,258
Financial Services:
Revenues	18,403	16,974	35,904	30,168
Expenses	14,058	10,890	26,675	19,617
Financial services income before income taxes	4,345	6,084	9,229	10,551
Income before income taxes	84,350	159,229	170,860	289,809
Provision for income taxes	(23,640)	(41,227)	(46,133)	(72,811)
Net income	60,710	118,002	124,727	216,998
Net loss attributable to noncontrolling interests	38	—	57	59
Net income available to common stockholders	$60,748	$118,002	$124,784	$217,057
Earnings per share
Basic	$0.68	$1.25	$1.38	$2.29
Diluted	$0.68	$1.25	$1.38	$2.28
Weighted average shares outstanding
Basic	88,914,413	94,059,037	90,269,159	94,645,676
Diluted	89,234,359	94,740,019	90,648,492	95,305,469

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	90,669,862	$907	$—	$3,320,792	$3,321,699	$25	$3,321,724
Net income (loss)	—	—	—	60,748	60,748	(38)	60,710
Shares issued under share-based awards	24,631	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(36)	—	(36)	—	(36)
Stock-based compensation expense	—	—	8,603	—	8,603	—	8,603
Share repurchases, including excise tax	(3,187,982)	(32)	(101,021)	—	(101,053)	—	(101,053)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	146	146
Reclass the negative APIC to retained earnings	—	—	92,454	(92,454)	—	—	—
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income (loss)	—	—	—	124,784	124,784	(57)	124,727
Shares issued under share-based awards	513,476	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,957)	—	(9,957)	—	(9,957)
Stock-based compensation expense	—	—	16,159	—	16,159	—	16,159
Share repurchases, including excise tax	(5,458,694)	(55)	(176,633)	—	(176,688)	—	(176,688)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	178	178
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)
Reclass the negative APIC to retained earnings	—	—	170,436	(170,436)	—	—	—
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	94,877,377	$949	$—	$3,048,697	$3,049,646	$12	$3,049,658
Net income	—	—	—	118,002	118,002	—	118,002
Shares issued under share-based awards	30,903	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(32)	—	(32)	—	(32)
Stock-based compensation expense	—	—	8,940	—	8,940	—	8,940
Share repurchases	(1,046,062)	(10)	(37,062)	—	(37,072)	—	(37,072)
Reclass the negative APIC to retained earnings	—	—	28,154	(28,154)	—	—	—
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income (loss)	—	—	—	217,057	217,057	(59)	216,998
Shares issued under share-based awards	820,553	8	1,033	—	1,041	—	1,041

Tax withholding paid on behalf of employees for share-based awards	—	—	(16,604)	—	(16,604)	—	(16,604)
Stock-based compensation expense	—	—	15,619	—	15,619	—	15,619
Share repurchases	(2,488,847)	(24)	(87,295)	—	(87,319)	—	(87,319)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	88,515	(88,515)	—	—	—
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$124,727	$216,998
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,044	15,024
Equity in income of unconsolidated entities, net	(966)	(156)
Amortization of stock-based compensation	16,159	15,619
Charges for impairments and lot option abandonments	14,169	1,370
Fair value adjustment on mortgage loans held for sale	215	—
Gain on increase in carrying amount of investment	—	(3,495)
Returns on investments in unconsolidated entities, net	966	—
Changes in assets and liabilities:
Real estate inventories	(159,656)	(127,199)
Mortgage loans held for sale	9,924	(32,936)
Receivables	(54,103)	112,999
Other assets	(24,172)	(5,688)
Accounts payable	13,352	(7,423)
Accrued expenses and other liabilities	(61,075)	(17,219)
Net cash (used in) provided by operating activities	(105,416)	167,894
Cash flows from investing activities:
Purchases of property and equipment	(18,296)	(12,547)
Proceeds from investment	—	717
Net investments in unconsolidated entities	(32,483)	(19,869)
Distributions from unconsolidated entities	11,230	16,289
Net cash used in investing activities	(39,549)	(15,410)
Cash flows from financing activities:
Borrowings from loans payable	1,600	420
Repayment of loans payable and senior notes	(9,649)	(454,828)
Debt issuance costs	(4,246)	—
Borrowings on mortgage repurchase facilities	697,084	68,963
Repayments on mortgage repurchase facilities	(702,160)	(36,867)
Distributions to noncontrolling interests	—	(3,877)
Proceeds from issuance of common stock under share-based awards	—	1,041
Tax withholding paid on behalf of employees for share-based awards	(9,957)	(16,604)
Share repurchases, excluding excise tax	(175,110)	(86,745)
Net cash used in financing activities	(202,438)	(528,497)
Net decrease in cash and cash equivalents	(347,403)	(376,013)
Cash and cash equivalents–beginning of period	970,045	868,953
Cash and cash equivalents–end of period	$622,642	$492,940

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, Utah and Washington, and the District of Columbia. In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of June 30, 2025.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2025 and December 31, 2024 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of June 30, 2025, mortgage loans held for sale had an aggregate estimated fair value of $104.9 million and an aggregate outstanding principal balance of $104.6 million. For the three months ended June 30, 2025, we recorded an unrealized gain of $125,000, and for the six months ended June 30, 2025, we recorded an unrealized loss of $215,000. These amounts were included in Financial Services revenue and relate to the mortgage loans held for sale as of June 30, 2025.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. We are currently evaluating the impact this new standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for our annual report covering the fiscal year beginning January 1, 2027, and for interim periods beginning January 1, 2028. We are currently evaluating the impact this new standard will have on our financial statement disclosures.

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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of June 30, 2025.
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
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$470,305	$262,593	$146,934	$879,832	$—	$—	$879,832
Land and lot sales revenue	3,364	—	—	3,364	—	—	3,364
Other operations revenue	805	8	1	814	—	—	814
Financial services revenue	—	—	—	—	18,403	—	18,403
Total revenues	474,474	262,601	146,935	884,010	18,403	—	902,413
Cost of home sales	(372,305)	(208,977)	(113,536)	(694,818)	—	(1,812)	(696,630)
Cost of land and lot sales	(3,253)	—	—	(3,253)	—	—	(3,253)
Other operations expense	(793)	—	—	(793)	—	—	(793)
Sales and marketing	(24,560)	(17,227)	(7,833)	(49,620)	—	(551)	(50,171)
General and administrative	(18,647)	(9,285)	(8,134)	(36,066)	—	(24,737)	(60,803)
Financial services expense	—	—	—	—	(14,058)	—	(14,058)
Income from operations	54,916	27,112	17,432	99,460	4,345	(27,100)	76,705
Equity in income (loss) of unconsolidated entities	65	406	—	471	—	—	471
Other income, net	148	146	—	294	—	6,880	7,174
Income (loss) before income taxes	$55,129	$27,664	$17,432	$100,225	$4,345	$(20,220)	$84,350

	Three Months Ended June 30, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$674,391	$299,910	$158,707	$1,133,008	$—	$—	$1,133,008
Land and lot sales revenue	2,480	1,680	—	4,160	—	—	4,160
Other operations revenue	778	4	—	782	—	—	782
Financial services revenue	—	—	—	—	16,974	—	16,974
Total revenues	677,649	301,594	158,707	1,137,950	16,974	—	1,154,924
Cost of home sales	(519,000)	(222,313)	(122,057)	(863,370)	—	(2,311)	(865,681)
Cost of land and lot sales	(2,324)	(1,517)	—	(3,841)	—	—	(3,841)
Other operations expense	(765)	—	—	(765)	—	—	(765)
Sales and marketing	(30,579)	(17,987)	(8,003)	(56,569)	—	(235)	(56,804)
General and administrative	(20,928)	(9,659)	(7,038)	(37,625)	—	(30,122)	(67,747)
Financial services expense	—	—	—	—	(10,890)	—	(10,890)
Income from operations	104,053	50,118	21,609	175,780	6,084	(32,668)	149,196
Equity in income (loss) of unconsolidated entities	(9)	164	(56)	99	—	—	99
Other income, net	159	5	51	215	—	9,719	9,934
Income (loss) before income taxes	$104,203	$50,287	$21,604	$176,094	$6,084	$(22,949)	$159,229

	Six Months Ended June 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$870,827	$473,115	$256,676	$1,600,618	$—	$—	$1,600,618
Land and lot sales revenue	3,785	1,400	—	5,185	—	—	5,185
Other operations revenue	1,611	18	5	1,634	—	—	1,634
Financial services revenue	—	—	—	—	35,904	—	35,904
Total revenues	876,223	474,533	256,681	1,607,437	35,904	—	1,643,341
Cost of home sales	(677,931)	(369,014)	(194,676)	(1,241,621)	—	(3,282)	(1,244,903)
Cost of land and lot sales	(3,806)	(1,188)	—	(4,994)	—	—	(4,994)
Other operations expense	(1,587)	—	—	(1,587)	—	—	(1,587)
Sales and marketing	(47,329)	(30,564)	(14,206)	(92,099)	—	(1,014)	(93,113)
General and administrative	(36,973)	(18,086)	(15,888)	(70,947)	—	(47,531)	(118,478)
Financial services expense	—	—	—	—	(26,675)	—	(26,675)
Income from operations	108,597	55,681	31,911	196,189	9,229	(51,827)	153,591
Equity in income (loss) of unconsolidated entities	67	899	—	966	—	—	966
Other income, net	238	450	4	692	—	15,611	16,303
Income (loss) before income taxes	$108,902	$57,030	$31,915	$197,847	$9,229	$(36,216)	$170,860

	Six Months Ended June 30, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,221,812	$572,449	$257,100	$2,051,361	$—	$—	$2,051,361
Land and lot sales revenue	7,869	3,359	—	11,228	—	—	11,228
Other operations revenue	1,558	10	1	1,569	—	—	1,569
Financial services revenue	—	—	—	—	30,168	—	30,168
Total revenues	1,231,239	575,818	257,101	2,064,158	30,168	—	2,094,326
Cost of home sales	(944,732)	(426,368)	(197,576)	(1,568,676)	—	(4,309)	(1,572,985)
Cost of land and lot sales	(6,920)	(2,678)	—	(9,598)	—	—	(9,598)
Other operations expense	(1,530)	—	—	(1,530)	—	—	(1,530)
Sales and marketing	(57,818)	(34,383)	(14,233)	(106,434)	—	(594)	(107,028)
General and administrative	(39,027)	(16,716)	(12,926)	(68,669)	—	(50,406)	(119,075)
Financial services expense	—	—	—	—	(19,617)	—	(19,617)
Income from operations	181,212	95,673	32,366	309,251	10,551	(55,309)	264,493
Equity in income (loss) of unconsolidated entities	(18)	169	5	156	—	—	156
Other income, net	712	139	54	905	—	24,255	25,160
Income (loss) before income taxes	$181,906	$95,981	$32,425	$310,312	$10,551	$(31,054)	$289,809

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate inventories
West	$2,011,316	$1,928,257
Central	813,730	791,171
East	476,256	434,031
Total	$3,301,302	$3,153,459

Total assets(1)
West	$2,324,244	$2,186,696
Central	1,066,876	1,014,811
East	531,875	473,874
Corporate	697,258	1,041,646
Total homebuilding assets	4,620,253	4,717,027
Financial services	177,589	174,088
Total	$4,797,842	$4,891,115
__________
(1)    Total assets as of June 30, 2025 and December 31, 2024 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2025 and December 31, 2024 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$60,748	$118,002	$124,784	$217,057
Denominator:
Basic weighted-average shares outstanding	88,914,413	94,059,037	90,269,159	94,645,676
Effect of dilutive shares:
Stock options and unvested restricted stock units	319,946	680,982	379,333	659,793
Diluted weighted-average shares outstanding	89,234,359	94,740,019	90,648,492	95,305,469
Earnings per share
Basic	$0.68	$1.25	$1.38	$2.29
Diluted	$0.68	$1.25	$1.38	$2.28
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	2,176,699	1,305,166	2,070,413	1,579,593

4.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Escrow proceeds and other accounts receivable, net	$101,270	$43,074
Warranty insurance receivable (Note 13)	64,446	68,539
Total receivables	$165,716	$111,613

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both June 30, 2025 and December 31, 2024.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Real estate inventories owned:
Homes completed or under construction	$1,515,598	$1,294,928
Land under development	1,124,896	1,174,564
Land held for future development	159,022	157,348
Model homes	289,588	285,550
Total real estate inventories owned	3,089,104	2,912,390
Real estate inventories not owned:
Land purchase and land option deposits	212,198	241,069
Total real estate inventories not owned	212,198	241,069
Total real estate inventories	$3,301,302	$3,153,459

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest incurred	$20,374	$30,378	$41,693	$66,534
Interest capitalized	(20,374)	(30,378)	(41,693)	(66,534)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$184,536	$226,957	$186,370	$221,647
Interest capitalized as a cost of inventory	20,374	30,378	41,693	66,534
Interest previously capitalized as a cost of inventory, included in cost of sales	(25,578)	(39,164)	(48,731)	(70,010)
Capitalized interest in ending inventory	$179,332	$218,171	$179,332	$218,171

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Real estate inventory impairments	$11,000	$—	$11,000	$—
Land and lot option abandonments and pre-acquisition charges	2,096	968	3,169	1,370
Total	$13,096	$968	$14,169	$1,370
Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. During the three and six months ended June 30, 2025, we recorded a real estate inventory impairment charge of $11.0 million related to one active community in the West reporting segment where the carrying value of the community exceeded the fair value based on a discounted cash flows analysis. The impairment charge occurred in our second quarter reporting period, and the discount rate used to calculate fair value was 12%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with this community.There were no real estate inventory impairment charges recorded during the three or six months ended June 30, 2024.
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

6.    Investments in Unconsolidated Entities
As of June 30, 2025, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash	$25,225	$35,130
Receivables	914	1,777
Real estate inventories	696,591	628,729
Other assets	6,636	7,198
Total assets	$729,366	$672,834
Liabilities and equity
Debt obligations and other liabilities	$214,884	$198,543
Company’s equity	194,089	173,924
Outside interests’ equity	320,393	300,367
Total liabilities and equity	$729,366	$672,834

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
As of June 30, 2025 and December 31, 2024, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At June 30, 2025 and December 31, 2024, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $181.5 million and $185.8 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$41,499	$34,016	$59,409	$63,914
Other operating expense	(12,226)	(31,294)	(26,107)	(61,351)
Other income (expense), net	(5)	831	—	825
Net income	$29,268	$3,553	$33,302	$3,388
Company’s equity in income of unconsolidated entities	$471	$99	$966	$156
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2025			December 31, 2024
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$204,008	$1,930,370	N/A	$224,319	$1,976,828	N/A
Other land option agreements	8,190	91,861	N/A	16,750	231,059	N/A
Total	$212,198	$2,022,231	$—	$241,069	$2,207,887	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $10.5 million and $9.3 million as of June 30, 2025 and December 31, 2024, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of June 30, 2025 and December 31, 2024, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of June 30, 2025 and December 31, 2024, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$15,830	$11,600
Refundable fees and other deposits	28,382	19,772
Development rights, held for future use or sale	845	845
Deferred loan costs—loans payable	7,134	3,637
Operating properties and equipment, net	61,410	58,219
Lease right-of-use assets	77,510	66,273
Income tax receivable	10,849	—
Other	4,693	4,149
Total	$206,653	$164,495

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related costs	$34,654	$77,609
Warranty reserves (Note 13)	108,405	116,150
Estimated cost for completion of real estate inventories	112,621	117,927
Customer deposits	41,360	41,439
Accrued income taxes payable	4,458	8,791
Accrued interest	4,765	4,891
Other tax liability	2,516	2,521
Lease liabilities	90,269	78,067
Other	18,256	18,168
Total	$417,304	$465,563

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(2,947)	(3,466)
Total	$647,053	$646,534

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
As of June 30, 2025 and December 31, 2024, there were $2.9 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million as of both June 30, 2025 and December 31, 2024, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loan facility	$250,000	$250,000
Seller financed loans	12,921	20,970
Total	$262,921	$270,970
On April 30, 2025, we entered into a Fifth Modification Agreement (the “Fifth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fifth Modification, among other things, amends the Credit Agreement to (i) increase the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $750.0 million to $850.0 million, with the ability to increase the aggregate amount of the Revolving Facility up to $1.2 billion under certain circumstances, (ii) extend the maturity date of the Revolving Facility to April 30, 2030, (iii) permit three one-year extension requests for the maturity date of the Revolving Facility under certain circumstances, and (iv) modify certain financial covenants. The Credit Facility (as defined below), consists of a $850 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility matures on June 29, 2027 while the Revolving Facility matures on April 30, 2030. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2025, we had no outstanding debt under the Revolving Facility and there was $785.7 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2025, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.49%. As of June 30, 2025, there were $7.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million as of both June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 and December 31, 2024, we had outstanding letters of credit of $64.3 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2025 and December 31, 2024, we had $12.9 million and $21.0 million, respectively, outstanding related to two seller-financed loans as of June 30, 2025 and two seller-financed loans as of December 31, 2024. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $11.3 million of the total balance as of June 30, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.6 million of the total balance as of June 30, 2025 and $150,000 as of December 31, 2024, respectively.
Interest Incurred
During the three months ended June 30, 2025 and 2024, we incurred interest of $20.4 million and $30.4 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing and Senior Note discount costs of $650,000 and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred interest of $41.7 million and $66.5 million, respectively, related to all debt and land banking arrangements and amortization of deferred financing and Senior Note discount costs of $1.3 million and $2.5 million, respectively. Accrued interest related to all outstanding debt at June 30, 2025 and December 31, 2024 was $4.8 million and $4.9 million, respectively.

Mortgage Repurchase Facilities
As of June 30, 2025, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of June 30, 2025, Tri Pointe Connect had $99.0 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.1%, and $101.0 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of June 30, 2025.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of June 30, 2025 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$54,946	$100,000	Term SOFR + 1.75%	4/22/2026	Mortgage Loans
Warehouse B (2)	44,076	50,000	Term SOFR + 1.75%	7/30/2025	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$99,022	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of June 30, 2025, mortgage loans held for sale had an aggregate fair value of $104.9 million.
(2) Warehouse B is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

On April 23, 2025, we amended our Warehouse A facility to increase the total commitment by $20 million to $100 million and to extend the expiration date to April 22, 2026. On May 30, 2025, we amended our Warehouse B facility to extend its expiration date to July 30, 2025.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2025 and December 31, 2024.

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

Fair Value of Financial Instruments
A summary of assets and liabilities at June 30, 2025 and December 31, 2024, related to our financial instruments, is set forth below (in thousands):

		June 30, 2025		December 31, 2024
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$645,875	$650,000	$642,690
Term loan(2)	Level 2	$250,000	$250,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$12,921	$12,921	$20,970	$20,970
Mortgage loans held for sale(4)	Level 2	$104,862	$104,862	$115,001	$115,001
Mortgage repurchase facilities(5)	Level 2	$99,022	$99,022	$104,098	$104,098
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $2.9 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of the Senior Notes at June 30, 2025 and December 31, 2024 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2025 and December 31, 2024 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of June 30, 2025 and December 31, 2024 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At June 30, 2025 and December 31, 2024, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2025		Year Ended December 31, 2024
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$11,000	$38,333	$—	$—
__________
(1) Fair value of real estate inventories, net of impairment charges represents only those assets whose carrying values were adjusted to fair value in the respective periods presented,
The impairment charge recorded during the six months ended June 30, 2025 related to one community in the West Segment where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of June 30, 2025 and December 31, 2024, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $64.4 million and $68.5 million as of June 30, 2025 and December 31, 2024, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty reserves, beginning of period	$113,865	$106,602	$116,150	$106,993
Warranty reserves accrued	9,344	9,834	16,532	17,734
Warranty expenditures	(14,804)	(9,240)	(24,277)	(17,531)
Warranty reserves, end of period	$108,405	$107,196	$108,405	$107,196

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2025 and December 31, 2024, the Company had outstanding surety bonds totaling $639.2 million and $654.1 million, respectively. As of June 30, 2025 and December 31, 2024, our estimated cost to complete obligations related to these surety bonds was $472.5 million and $443.9 million, respectively.
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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Lease Cost
Operating lease cost (included in SG&A expense)	$3,411	$3,050	$6,633	$5,904
Ground lease cost (included in other operations expense)	793	765	1,587	1,530
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(805)	(777)	(1,610)	(1,553)
Net lease cost	$3,399	$3,038	$6,610	$5,881

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,439	$3,410	$6,673	$5,912
Ground lease cash flows (included in operating cash flows)	$664	$664	$1,327	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,095	$3,374	$17,925	$5,264

	June 30, 2025	December 31, 2024
Weighted-average discount rate:
Operating leases	5.3%	5.0%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.9	5.6
Ground leases	43.0	43.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2025	$5,684	$1,619
2026	13,477	3,237
2027	13,072	3,237
2028	12,723	3,237
2029	11,218	3,237
Thereafter	17,784	72,165
Total lease payments	$73,958	$86,732
Less: Interest	11,141	59,280
Present value of operating lease liabilities	$62,817	$27,452
 __________
(1)    Ground leases are fully subleased through 2041, representing $52.9 million of the $86.7 million future ground lease obligations.
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
As of June 30, 2025, there were 4,781,991 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stock-based compensation	$8,603	$8,940	$16,159	$15,619

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2025, total unrecognized stock-based compensation expense related to all stock-based awards was $53.5 million and the weighted average term over which the expense was expected to be recognized was 1.7 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of time-based and performance-based RSUs for the six months ended June 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2024	3,431,275	$27.45
Granted	1,298,709	$30.90
Vested	(816,499)	$24.81
Forfeited	(618,545)	$22.74
Nonvested RSUs at June 30, 2025	3,294,940	$30.61

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

On May 5, 2025, the Company granted an aggregate of 27,820 time-based RSUs to the non-employee members of its board of directors. The RSUs granted to the non-employee directors vest in their entirety on the day immediately prior to the Company’s 2026 annual meeting of stockholders. The fair value of each RSU granted on May 5, 2025 was measured using a price of $31.45 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

For the six months ended June 30, 2025, the Company granted an aggregate of 1,324 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period

On February 21, 2024, the Company granted an aggregate of 430,887 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 21, 2024 was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

We had net deferred tax assets of $46.0 million as of both June 30, 2025 and December 31, 2024. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both June 30, 2025 and December 31, 2024. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $23.6 million and $41.2 million for the three months ended June 30, 2025 and 2024, respectively and $46.1 million and $72.8 million for the six months ended June 30, 2025 and 2024, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2025 and December 31, 2024. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(1,142)	$63
Income taxes paid, net	$60,487	$105,485
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$1,578	$572
Amortization of senior note discount capitalized to real estate inventory	$—	$511
Amortization of deferred loan costs capitalized to real estate inventory	$1,268	$1,988
Increase in noncontrolling interests	$131	$—

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
Overview and Outlook
During the second quarter, the U.S. housing market remained challenged by continued policy and geopolitical uncertainty, which weighed on consumer confidence and led homebuyers to exhibit greater price sensitivity, extend decision timelines, and take a more measured approach to purchasing activity. In several markets, slowing job growth and rising inventory levels have contributed to a more tempered pricing environment. The near-term backdrop remains uneven, with continued and slower-than-expected seasonal demand in some regions.
Despite these headwinds, the long-term fundamentals supporting housing demand remain intact. A significant and growing cohort of Millennial and Gen Z households is entering prime homebuying years, and the persistent structural undersupply of housing continues to limit available inventory across much of the country. We believe these demographic and supply-side factors suggest a favorable multi-year outlook for the industry, even as the current cycle remains sensitive to macroeconomic and policy developments. While near-term conditions are expected to remain fluid, we believe the housing market is positioned to recover as broader economic visibility improves and consumer confidence stabilizes.
During the quarter, our new home deliveries were 1,326 and our average sales price was $664,000, leading to a 22% decrease in home sales revenue to $879.8 million. Our homebuilding gross margin of 20.8% was impacted by an impairment charge of $11 million. The decline in home sales revenue contributed to reduced operating leverage, resulting in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue increasing to 12.6%. Ultimately, net income available to common stockholders declined 49% to $60.7 million, and diluted earnings per share declined 46% to $0.68. These results reflect the impact of softer demand trends experienced in the second half of 2024 and into the first half of 2025, as well as the effect of the impairment charge on both net income and diluted earnings per share.
Net new home orders for the quarter were 1,131, on a monthly absorption rate of 2.5 orders per average selling community. Our backlog units and dollar value ended the quarter at 1,520 and $1.2 billion, respectively. With a homebuilding debt-to-capital ratio of 21.7% and a net homebuilding debt-to-net capital ratio of 8.0%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives, as we continue to invest to scale our existing markets and grow organically within our three new markets.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding:
Home sales revenue	$879,832	$1,133,008	$1,600,618	$2,051,361
Land and lot sales revenue	3,364	4,160	5,185	11,228
Other operations revenue	814	782	1,634	1,569
Total revenues	884,010	1,137,950	1,607,437	2,064,158
Cost of home sales	696,630	865,681	1,244,903	1,572,985
Cost of land and lot sales	3,253	3,841	4,994	9,598
Other operations expense	793	765	1,587	1,530
Sales and marketing	50,171	56,804	93,113	107,028
General and administrative	60,803	67,747	118,478	119,075
Homebuilding income from operations	72,360	143,112	144,362	253,942
Equity in income of unconsolidated entities	471	99	966	156
Other income, net	7,174	9,934	16,303	25,160
Homebuilding income before income taxes	80,005	153,145	161,631	279,258
Financial Services:
Revenues	18,403	16,974	35,904	30,168
Expenses	14,058	10,890	26,675	19,617
Financial services income before income taxes	4,345	6,084	9,229	10,551
Income before income taxes	84,350	159,229	170,860	289,809
Provision for income taxes	(23,640)	(41,227)	(46,133)	(72,811)
Net income	60,710	118,002	124,727	216,998
Net income attributable to noncontrolling interests	38	—	57	59
Net income available to common stockholders	$60,748	$118,002	$124,784	$217,057
Earnings per share
Basic	$0.68	$1.25	$1.38	$2.29
Diluted	$0.68	$1.25	$1.38	$2.28
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	523	68.8	2.5	953	71.5	4.4	(45)%	(4)%	(43)%
Central	423	61.0	2.3	466	63.0	2.5	(9)%	(3)%	(6)%
East	185	20.0	3.1	232	18.0	4.3	(20)%	11%	(28)%
Total	1,131	149.8	2.5	1,651	152.5	3.6	(31)%	(2)%	(30)%

Net new home orders for the three months ended June 30, 2025 decreased by 520, or 31%, to 1,131, compared to 1,651 during the prior-year period. The decrease in net new home orders was due to a 30% decrease in monthly absorption rates and a 2% decrease in average selling communities. Order demand declined on a year-over-year basis, reflecting a more cautious consumer environment. The combination of broader macroeconomic uncertainty and evolving political developments contributed to a more tempered pace of consumer purchasing activity during the quarter. The decline was most pronounced in our West segment, with more moderate reductions in our Central and East segments. During the current quarter, we opened 17 new communities and closed out of 13 existing communities.

Our West segment reported a 45% decrease in net new home orders due to a 43% decrease in monthly absorption rates and a 4% decrease in average selling communities. Each of our West markets reported a decline in orders during the current-year period, as absorption rates remain challenged and we continued to pursue margin preservation. Our Central segment reported a 9% decrease in net new home orders due to a 6% decrease in monthly absorption rates and a 3% decrease in average selling communities. All Central markets experienced lower year-over-year absorption rates. While Texas remains a key component of our operations, elevated inventory levels in both the resale and new home markets have moderated demand as the market works through a period of stabilization. Our East segment reported a 20% decrease in net new home orders due to a 28% decrease in monthly absorption rate, offset by an 11% increase in average selling communities. Despite the slowdown in absorption, we continue to actively engage buyers through targeted pricing strategies, mortgage financing solutions, and ongoing price discovery efforts. These tools have helped sustain traffic and maintain buyer interest, even amid a more cautious demand environment.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2025			As of June 30, 2024			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	813	$682,250	$839	1,540	$1,210,337	$786	(47)%	(44)%	7%
Central	450	271,975	604	740	447,084	604	(39)%	(39)%	—%
East	257	225,490	877	412	342,431	831	(38)%	(34)%	6%
Total	1,520	$1,179,715	$776	2,692	$1,999,852	$743	(44)%	(41)%	4%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 13% and 9% during the three-month periods ended June 30, 2025 and 2024, respectively. The dollar value of backlog was $1.2 billion as of June 30, 2025 compared to $2.0 billion as of June 30, 2024. Backlog units were down 44% to 1,520, due primarily to the 35% lower backlog leading into the current year, along with the slower demand environment we experienced during the first half of this year. The average sales price in backlog increased 4% to $776,000 as of June 30, 2025, compared to $743,000 at June 30, 2024. This increase was driven by a combination of resilient home pricing in our markets and our premium lifestyle brand positioning, which continues to support price premiums and reinforce our value proposition.
Backlog dollar value in our West segment decreased 44% due to a 47% decrease in backlog units, offset by a 7% increase in average sales price. The decrease in backlog units was largely due to a 45% decrease in net new home orders for the current-year-to-date period, as demand during 2025 has been challenging as compared to a more robust prior-year period. In our Central segment, backlog dollar value decreased by 39%, driven by a 39% decline in backlog units and a flat average sales price. This reduction in backlog units was largely due to the 37% decrease in backlog units to start the current year. In our East segment, backlog dollar value decreased by 34%, driven by a 38% decline in backlog units, offset by a 6% increase in average sales price. The reduction in units was driven by a 20% decline in net new home orders coupled with a 39% decrease in backlog units to start the current year. The increase in average sales price was primarily due to a shift in market mix, as our DC Metro market comprised 62% of the East segment’s backlog as of June 30, 2025, compared to 49% as of the end of the prior-year period. The average sales price in backlog for DC Metro was just under $1.1 million as of June 30, 2025, which is significantly higher than our Charlotte and Raleigh markets.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	640	$470,305	$735	901	$674,391	$748	(29)%	(30)%	(2)%
Central	481	262,593	546	528	299,910	568	(9)%	(12)%	(4)%
East	205	146,934	717	271	158,707	586	(24)%	(7)%	22%
Total	1,326	$879,832	$664	1,700	$1,133,008	$666	(22)%	(22)%	—%
 Home sales revenue decreased $253.2 million to $879.8 million for the three months ended June 30, 2025 compared to the prior-year period. The decrease was comprised of $249.1 million related to a 374-unit decrease in new homes delivered in the three months ended June 30, 2025, and a $2.7 million decrease related to a $2,000 decrease in average sales price for the three months ended June 30, 2025. We experienced softer order activity in the second half of 2024, which led to a 35% decrease in backlog units and a 28% decrease in backlog dollar value entering the current year compared to the prior year. The reduced backlog contributed to lower home deliveries and home sales revenue for the current quarter. However, our strategic shift toward a slightly higher spec mix partially offset this impact and contributed to a 1500-basis-point improvement in our backlog conversion rate for the period.
Home sales revenue in our West segment decreased 30% due to a 29% decrease in new homes delivered, while average sales price remained relatively flat. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 12% due to a 9% decrease in new homes delivered, while average sales price decreased by 4%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year, offset by an increase in our backlog conversion rate to 95% during the current-year period. Home sales revenue in our East segment decreased by 7% due to a 24% decrease in new homes delivered, offset by a 22% increase in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year. The increase in average sales price was primarily due to a shift in the mix of homes delivered, with a higher concentration of deliveries in our DC Metro market, where the average sales price exceeded $1.1 million.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2025	%	2024	%
Home sales revenue	$879,832	100.0%	$1,133,008	100.0%
Cost of home sales	696,630	79.2%	865,681	76.4%
Homebuilding gross margin	183,202	20.8%	267,327	23.6%
Add: interest in cost of home sales	25,578	2.9%	38,994	3.4%
Add: impairments and lot option abandonments	13,096	1.5%	968	0.1%
Adjusted homebuilding gross margin(1)	$221,876	25.2%	$307,289	27.1%
Homebuilding gross margin percentage	20.8%		23.6%
Adjusted homebuilding gross margin percentage(1)	25.2%		27.1%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 20.8% for the three months ended June 30, 2025 compared to 23.6% for the prior-year period. The year-over-year decline was primarily driven by an $11.0 million land impairment charge in our West segment, which impacted gross margin by approximately 130 basis points. In addition, the current year margin reflects higher incentives, as we continue to adjust price and pace at the local market level to align with evolving demand dynamics. As affordability pressures persist, we continue to calibrate our pricing strategies, sales pace, and the use of incentives to support absorption while protecting returns. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.2% for the three months ended June 30, 2025 compared to 27.1% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$50,171	$56,804	5.7%	5.0%
General and administrative (G&A)	60,803	67,747	6.9%	6.0%
Total sales and marketing and G&A	$110,974	$124,551	12.6%	11.0%
Total SG&A expense as a percentage of home sales revenue increased to 12.6% for the three months ended June 30, 2025, compared to 11.0% in the prior-year period. Total SG&A expense decreased $13.6 million to $111.0 million for the three months ended June 30, 2025 from $124.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.7% for the three months ended June 30, 2025, compared to 5.0% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $50.2 million for the three months ended June 30, 2025 compared to $56.8 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 22% compared to the prior-year period, such a decrease in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 6.9% of home sales revenue for the three months ended June 30, 2025 compared to 6.0% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense decreased to $60.8 million for the three months ended June 30, 2025 compared to $67.7 million for the prior-year period, largely driven by a decrease in incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $20.4 million and $30.4 million for the three months ended June 30, 2025 and 2024, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended June 30, 2025 and 2024 was income of $7.2 million and $9.9 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances.
Income Tax
For the three months ended June 30, 2025, we recorded a tax provision of $23.6 million based on an effective tax rate of 28.0%. For the three months ended June 30, 2024, we recorded a tax provision of $41.2 million based on an effective tax rate of 25.9%.

Financial Services Segment
Income before income taxes from our financial services operations increased to $4.3 million for the three months ended June 30, 2025 compared to $6.1 million for the prior-year period. The decrease was primarily driven by lower revenue, which is a variable component of our financial services operations.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total Originations:
Loans	772	148
Principal	$408,688	$69,784

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	19%	4%
Other agency	81%	96%
Total agency	100%	100%

Loan Type:
Fixed rate	100%	99%
ARM	—%	1%

Credit Quality:
Average FICO score	757	763

Other Data:
Average combined LTV ratio	80%	77%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	712	82
Principal	$374,768	$38,092
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,167	67.8	2.9	1,983	72.3	4.6	(41)%	(6)%	(37)%
Central	836	60.6	2.3	996	63.1	2.6	(16)%	(4)%	(12)%
East	366	19.3	3.2	486	17.3	4.7	(25)%	12%	(32)%
Total	2,369	147.7	2.7	3,465	152.7	3.8	(32)%	(3)%	(29)%

Net new home orders for the six months ended June 30, 2025 decreased by 1,096, or 32%, to 2,369, compared to 3,465 during the prior-year period. The decrease in net new home orders was due to a 29% decrease in monthly absorption rates and a 3% decrease in average selling communities. Order demand declined on a year-over-year basis, reflecting a more cautious consumer environment. The combination of broader macroeconomic uncertainty and evolving political developments contributed to a more tempered pace of consumer purchasing activity during the quarter, as consumer confidence has been negatively impacted by reduced visibility into economic and policy conditions. For the six months ended June 30, 2025, we opened 35 new communities and closed out of 29 existing communities.

Our West segment reported a 41% decrease in net new home orders due to a 37% decrease in monthly absorption rates and a 6% decrease in average selling communities. The decline in monthly absorption rates was experienced across all markets within the West segment, reflecting softer demand conditions and elongated sales cycles. The decrease in average selling communities was primarily attributable to moderated growth expectations in the West, which comprises many of our more mature markets that are now operating closer to optimal scale. Our Central segment reported a 16% decrease in net new home orders due to a 12% decrease in monthly absorption rates and a 4% decrease in average selling communities. While Texas continues to represent a key portion of our Central operations, elevated inventory levels in both the resale and new home markets have contributed to softer buyer demand, as the region continues to experience a period of market stabilization. Our East segment reported a 25% decrease in net new home orders due to a 32% decrease in monthly absorption rate, partially offset by a 12% increase in average selling communities. During the current-year period, we have opened 7 new communities while closing out of 3 existing communities within our East segment.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,161	$870,827	$750	1,621	$1,221,812	$754	(28)%	(29)%	(1)%
Central	858	473,115	551	1,010	572,449	567	(15)%	(17)%	(3)%
East	347	256,676	740	462	257,100	556	(25)%	—%	33%
Total	2,366	$1,600,618	$677	3,093	$2,051,361	$663	(24)%	(22)%	2%
 Home sales revenue decreased $450.7 million to $1.6 billion for the three months ended June 30, 2025 compared to the prior-year period. The decrease was comprised of $492.2 million related to a 727-unit decrease in new homes delivered in the three months ended June 30, 2025, offset by a $43.3 million increase related to a $14,000 increase in average sales price for the three months ended June 30, 2025. We experienced softer order activity in the second half of 2024, which led to a 35% decrease in backlog units and a 28% decrease in backlog dollar value entering the current-year period compared to the prior year. The reduced backlog drove lower home deliveries and home sales revenue for the current-year period.
Home sales revenue in our West segment decreased 29% due to a 28% decrease in new homes delivered along with a 1% decrease in average sales price. The decrease in deliveries reflects the 31% lower backlog at the start of the current-year period compared to the prior year. Home sales revenue in our Central segment decreased 17% due to a 15% decrease in new homes delivered, while our average sales price remained relatively flat. The decrease in new homes delivered was due to a 37% decrease in backlog units to start the current-year period compared to the prior-year period, offset partially by higher backlog conversion rates in the current year, partly due to increased spec deliveries. Home sales revenue in our East segment was flat, comprised of a 33% increase in average sales price, offset by a 25% decrease in new homes delivered. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year. The increase in average sales price was primarily due to a shift in the mix of homes delivered, with a higher concentration of deliveries in our DC Metro market, where the average sales price was $1.1 million. The impact from this market mix shift and increased average sales price offset the decrease in new homes delivered, driving the flat home sales revenue.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2025	%	2024	%
Home sales revenue	$1,600,618	100.0%	$2,051,361	100.0%
Cost of home sales	1,244,903	77.8%	1,572,985	76.7%
Homebuilding gross margin	355,715	22.2%	478,376	23.3%
Add: interest in cost of home sales	48,613	3.0%	69,643	3.4%
Add: impairments and lot option abandonments	14,169	0.9%	1,370	0.1%
Adjusted homebuilding gross margin(1)	$418,497	26.1%	$549,389	26.8%
Homebuilding gross margin percentage	22.2%		23.3%
Adjusted homebuilding gross margin percentage(1)	26.1%		26.8%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 22.2% for the six months ended June 30, 2025 compared to 23.3% for the prior-year period. The year-over-year decline was primarily driven by an $11.0 million land impairment charge in our West segment, which impacted gross margin by approximately 70 basis points. In addition, the current year margin reflects higher incentives, as we continue to adjust price and pace at the local market level to align with evolving demand dynamics. As affordability pressures persist, we continue to calibrate our pricing strategies, sales pace, and the use of incentives to support absorption while protecting returns. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 26.1% for the six months ended June 30, 2025 compared to 26.8% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$93,113	$107,028	5.8%	5.2%
General and administrative (G&A)	118,478	119,075	7.4%	5.8%
Total sales and marketing and G&A	$211,591	$226,103	13.2%	11.0%
Total SG&A expense as a percentage of home sales revenue increased to 13.2% for the six months ended June 30, 2025, compared to 11.0% in the prior-year period. Total SG&A expense decreased $13.6 million to $211.6 million for the six months ended June 30, 2025 from $226.1 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.8% for the six months ended June 30, 2025, compared to 5.2% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $93.1 million for the six months ended June 30, 2025 compared to $107.0 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 22% compared to the prior-year period, such a decrease in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 7.4% of home sales revenue for the six months ended June 30, 2025 compared to 5.8% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense decreased to $118.5 million for the six months ended June 30, 2025 compared to $119.1 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $41.7 million and $66.5 million for the six months ended June 30, 2025 and 2024, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the six months ended June 30, 2025 and 2024 was income of $16.3 million and $25.2 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances. Additionally, the prior-year period included a one-time investment revaluation gain, which did not recur in the current-year period.

Income Tax
For the six months ended June 30, 2025, we recorded a tax provision of $46.1 million based on an effective tax rate of 27.0%. For the six months ended June 30, 2024, we recorded a tax provision of $72.8 million based on an effective tax rate of 25.1%.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $9.2 million for the six months ended June 30, 2025 compared to $10.6 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total Originations:
Loans	1,292	148
Principal	$682,488	$69,784

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	17%	4%
Other agency	83%	96%
Total agency	100%	100%

Loan Type:
Fixed rate	100%	99%
ARM	—%	1%

Credit Quality:
Average FICO score	758	763

Other Data:
Average combined LTV ratio	79%	77%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	1,310	82
Principal	$690,840	$38,092
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

	June 30,		Increase (Decrease)
	2025	2024	Amount	%
Lots Owned
West	9,319	10,655	(1,336)	(13)%
Central	5,410	5,585	(175)	(3)%
East	1,794	1,584	210	13%
Total	16,523	17,824	(1,301)	(7)%
Lots Controlled(1)
West	3,831	4,395	(564)	(13)%
Central	9,222	7,120	2,102	30%
East	4,449	4,698	(249)	(5)%
Total	17,502	16,213	1,289	8%
Total Lots Owned or Controlled(1)	34,025	34,037	(12)	—%
__________
(1)As of June 30, 2025 and 2024, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2025 and 2024, lots controlled for Central include 5,739 and 3,449 lots, respectively, and East include zero and 47 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2025 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2025, we had total liquidity of $1.4 billion, including cash and cash equivalents of $622.6 million and $785.7 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of June 30, 2025 and December 31, 2024, there were $2.9 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million as of both June 30, 2025 and December 31, 2024, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2025, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On April 30, 2025, we entered into a Fifth Modification Agreement (the “Fifth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fifth Modification, among other things, amends the Credit Agreement to (i) increase the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $750.0 million to $850.0 million, with the ability to increase the aggregate amount of the Revolving Facility up to $1.2 billion under certain circumstances, (ii) extend the maturity date of the Revolving Facility to April 30, 2030, (iii) permit three one-year extension requests for the maturity date of the Revolving Facility under certain circumstances, and (iv) modify certain financial covenants. The Credit Facility (as defined below), consists of a $850 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility matures on June 29, 2027 while the Revolving Facility matures on April 30, 2030. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
As of June 30, 2025, we had no outstanding debt under the Revolving Facility and there was $785.7 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2025, we had $250 million of outstanding debt under the Term Facility with an interest rate of 5.49%. As of June 30, 2025, there were $7.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.5 million as of both June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 and December 31, 2024, we had outstanding letters of credit of $64.3 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2025 and December 31, 2024, we had $12.9 million and $21.0 million, respectively, outstanding related to two seller-financed loans as of March 31, 2025 and two seller-financed loans as of December 31, 2024. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $11.3 million of the total balance as of June 30, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.6 million of the total balance as of June 30, 2025 and $150,000 as of December 31, 2024, respectively.
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2025	2025
Consolidated Tangible Net Worth	$3,129,427	$2,285,214
(Not less than $2.22 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2024)
Leverage Test	10.0%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.7	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.

As of June 30, 2025, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 18, 2024, we announced the approval of the 2025 Repurchase Program, which replaced the stock repurchase program that the Board of Directors authorized in December 2023 (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2025. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2025, we repurchased and retired an aggregate of 3,187,982 shares of our common stock under the Repurchase Program for $100.0 million, excluding commissions. For the six months ended June 30, 2025, we repurchased and retired an aggregate of 5,458,694 shares of our common stock under the Repurchase Program for $175.0 million, excluding commissions.
On July 23, 2025, our board of directors authorized the repurchase of up to an additional $50 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $300 million.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Loans payable	$262,921	$270,970
Senior notes	647,053	646,534
Mortgage repurchase facilities	99,022	104,098
Total debt	1,008,996	1,021,602
Less: mortgage repurchase facilities	(99,022)	(104,098)
Total homebuilding debt	909,974	917,504
Stockholders’ equity	3,289,961	3,335,710
Total capital	$4,199,935	$4,253,214
Ratio of homebuilding debt-to-capital(1)	21.7%	21.6%

Total homebuilding debt	$909,974	$917,504
Less: Cash and cash equivalents	(622,642)	(970,045)
Net homebuilding debt	287,332	(52,541)
Stockholders’ equity	3,289,961	3,335,710
Net capital	$3,577,293	$3,283,169
Ratio of net homebuilding debt-to-net capital(2)	8.0%	(1.6)%
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
Cash Flows—Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
•Net cash provided by operating activities decreased by $273.3 million to cash used of $105.4 million for the six months ended June 30, 2025 compared to $167.9 million of cash provided for the prior-year period. The decrease was driven by a $167.1 million decrease in cash provided by receivables, a $92.3 million decrease in net income, and a $32.5 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $39.5 million for the six months ended June 30, 2025, compared to cash used of $15.4 million for the prior-year period. The year-over-year change was primarily attributable to a higher level of distributions from unconsolidated entities in the prior-year period, compared to lower distributions received during the current-year period.
•Net cash used in financing activities was $202.4 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $528.5 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of the $175.1 million of cash used for share repurchases, compared to $86.7 million during the prior-year period. The higher use of cash in the prior-year period was largely driven by the repayment of $450.0 million of senior notes.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2025, we had $212.2 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $2.0 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2025, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Inflation
Inflation in the United States has persisted at a moderate level through the first half of 2025, although it has significantly improved from its peak in 2022. While the Federal Reserve’s interest rate hikes have helped curb inflation, prevailing inflation rates remain elevated as compared to their desired target, and the future path of Federal Reserve policy is uncertain. Additionally, emerging trade policy developments—including potential new or increased tariffs—may drive input costs higher and contribute to renewed inflation, potentially affecting construction costs, consumer behavior, and demand for new homes. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards

See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2025. We did not enter into during the six months ended June 30, 2025, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2025.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented and updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. If any of the risks discussed in our Annual Report on Form 10-K, as supplemented and updated, occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 18, 2024, we announced the approval of a share repurchase program (the “Repurchase Program”), which replaced the stock repurchase program that the Board of Directors authorized in December 2023. The Repurchase Program authorizes the repurchase of up to $250 million of common stock through December 31, 2025. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended June 30, 2025, we repurchased and retired an aggregate of 3,187,982 shares of our common stock under the Repurchase Program for $100.0 million, excluding commissions. For the six months ended June 30, 2025, we repurchased and retired an aggregate of 5,458,694 shares of our common stock under the Repurchase Program for $175.0 million, excluding commissions.
During the three months ended June 30, 2025, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2025 to April 30, 2025	—	$—	—	$175,000,005
May 1, 2025 to May 31, 2025	3,187,982	$31.37	3,187,982	$75,000,302
June 1, 2025 to June 30, 2025	—	$—	—	$75,000,302
Total	3,187,982	$31.37	3,187,982
On July 23, 2025, our board of directors authorized the repurchase of up to an additional $50 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $300 million.

Item 5.    Other Information
(c)     During the quarter ended June 30, 2025, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Fifth Modification Agreement, dated as of April 30, 2025, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 1, 2025))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2025))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: July 24, 2025	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: July 24, 2025	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)