Form 10-Q
period 2025-09-30
Tri Pointe Homes, Inc.
filed 2025-10-23
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
85,953,497 shares of the registrant’s common stock were issued and outstanding as of October 15, 2025.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$791,961	$970,045
Receivables	150,522	111,613
Real estate inventories	3,371,593	3,153,459
Investments in unconsolidated entities	190,898	173,924
Mortgage loans held for sale	78,405	115,001
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	45,975	45,975
Other assets	202,654	164,495
Total assets	$4,988,611	$4,891,115
Liabilities
Accounts payable	$72,338	$68,228
Accrued expenses and other liabilities	436,397	465,563
Loans payable	459,437	270,970
Senior notes, net	647,317	646,534
Mortgage repurchase facilities	71,089	104,098
Total liabilities	1,686,578	1,555,393

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,990,320 and 92,451,729 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	860	925
Additional paid-in capital	—	—
Retained earnings	3,301,074	3,334,785
Total stockholders’ equity	3,301,934	3,335,710
Noncontrolling interests	99	12
Total equity	3,302,033	3,335,722
Total liabilities and equity	$4,988,611	$4,891,115

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding:
Home sales revenue	$817,298	$1,113,681	$2,417,916	$3,165,042
Land and lot sales revenue	18,768	12,552	23,953	23,780
Other operations revenue	805	790	2,439	2,359
Total revenues	836,871	1,127,023	2,444,308	3,191,181
Cost of home sales	649,195	854,499	1,894,098	2,427,484
Cost of land and lot sales	16,844	11,986	21,838	21,584
Other operations expense	794	765	2,381	2,295
Sales and marketing	48,490	53,744	141,603	160,772
General and administrative	56,703	66,734	175,181	185,809
Homebuilding income from operations	64,845	139,295	209,207	393,237
Equity in income of unconsolidated entities	1,309	227	2,275	383
Other income, net	6,581	6,658	22,884	31,818
Homebuilding income before income taxes	72,735	146,180	234,366	425,438
Financial Services:
Revenues	17,858	17,650	53,762	47,818
Expenses	13,730	12,283	40,405	31,900
Financial services income before income taxes	4,128	5,367	13,357	15,918
Income before income taxes	76,863	151,547	247,723	441,356
Provision for income taxes	(20,753)	(39,788)	(66,886)	(112,599)
Net income	56,110	111,759	180,837	328,757
Net loss attributable to noncontrolling interests	34	—	91	59
Net income available to common stockholders	$56,144	$111,759	$180,928	$328,816
Earnings per share
Basic	$0.65	$1.19	$2.03	$3.49
Diluted	$0.64	$1.18	$2.02	$3.46
Weighted average shares outstanding
Basic	86,923,796	93,600,678	89,141,782	94,294,800
Diluted	87,557,896	94,640,211	89,606,037	95,081,173

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094
Net income (loss)	—	—	—	56,144	56,144	(34)	56,110
Shares issued under share-based awards	575	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(7)	—	(7)	—	(7)
Stock-based compensation expense	—	—	7,308	—	7,308	—	7,308
Share repurchases, including excise tax	(1,516,766)	(15)	(51,457)	—	(51,472)	—	(51,472)
Reclass the negative APIC to retained earnings	—	—	44,156	(44,156)	—	—	—
Balance at September 30, 2025	85,990,320	$860	$—	$3,301,074	$3,301,934	$99	$3,302,033

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income (loss)	—	—	—	180,928	180,928	(91)	180,837
Shares issued under share-based awards	514,051	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,964)	—	(9,964)	—	(9,964)
Stock-based compensation expense	—	—	23,467	—	23,467	—	23,467
Share repurchases, including excise tax	(6,975,460)	(70)	(228,090)	—	(228,160)	—	(228,160)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	178	178
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)
Reclass the negative APIC to retained earnings	—	—	214,592	(214,592)	—	—	—
Balance at September 30, 2025	85,990,320	$860	$—	$3,301,074	$3,301,934	$99	$3,302,033

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	93,862,218	$939	$—	$3,138,545	$3,139,484	$12	$3,139,496
Net income	—	—	—	111,759	111,759	—	111,759
Shares issued under share-based awards	619	—	—	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(8)	—	(8)	—	(8)
Stock-based compensation expense	—	—	8,708	—	8,708	—	8,708
Share repurchases	(272,777)	(3)	(9,988)	—	(9,991)	—	(9,991)
Reclass the negative APIC to retained earnings	—	—	1,288	(1,288)	—	—	—
Balance at September 30, 2024	93,590,060	$936	$—	$3,249,016	$3,249,952	$12	$3,249,964

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	95,530,512	$955	$—	$3,010,003	$3,010,958	$2,680	$3,013,638
Net income (loss)	—	—	—	328,816	328,816	(59)	328,757
Shares issued under share-based awards	821,172	8	1,033	—	1,041	—	1,041
Tax withholding paid on behalf of employees for share-based awards	—	—	(16,612)	—	(16,612)	—	(16,612)
Stock-based compensation expense	—	—	24,327	—	24,327	—	24,327

Share repurchases	(2,761,624)	(27)	(97,283)	—	(97,310)	—	(97,310)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)	—	(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	89,803	(89,803)	—	—	—
Balance at September 30, 2024	93,590,060	$936	$—	$3,249,016	$3,249,952	$12	$3,249,964
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$180,837	$328,757
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,552	23,572
Equity in income of unconsolidated entities, net	(2,275)	(383)
Amortization of stock-based compensation	23,467	24,327
Charges for impairments and lot option abandonments	23,413	2,444
Fair value adjustment on mortgage loans held for sale	604	(758)
Gain on increase in carrying amount of investment	—	(3,495)
Returns on investments in unconsolidated entities, net	2,275	—
Changes in assets and liabilities:
Real estate inventories	(249,933)	(74,485)
Mortgage loans held for sale	35,992	(79,313)
Receivables	(38,909)	110,911
Other assets	(22,747)	(9,527)
Accounts payable	4,241	10,381
Accrued expenses and other liabilities	(39,078)	3,332
Net cash (used in) provided by operating activities	(59,561)	335,763
Cash flows from investing activities:
Purchases of property and equipment	(25,067)	(18,933)
Proceeds from investment	—	717
Net investments in unconsolidated entities	(36,206)	(24,789)
Distributions from unconsolidated entities	16,770	17,289
Net cash used in investing activities	(44,503)	(25,716)
Cash flows from financing activities:
Borrowings from loans payable	201,600	420
Repayment of loans payable and senior notes	(13,132)	(462,844)
Debt issuance costs	(5,246)	—
Borrowings on mortgage repurchase facilities	1,119,152	282,400
Repayments on mortgage repurchase facilities	(1,152,161)	(206,935)
Proceeds from land bank financing arrangement	12,820	—
Distributions to noncontrolling interests	—	(3,877)
Proceeds from issuance of common stock under share-based awards	—	1,041
Tax withholding paid on behalf of employees for share-based awards	(9,963)	(16,612)
Share repurchases, excluding excise tax	(227,090)	(96,636)
Net cash used in financing activities	(74,020)	(503,043)
Net decrease in cash and cash equivalents	(178,084)	(192,996)
Cash and cash equivalents–beginning of period	970,045	868,953
Cash and cash equivalents–end of period	$791,961	$675,957

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, Utah and Washington, and the District of Columbia. In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of September 30, 2025.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2025 and December 31, 2024 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of September 30, 2025, mortgage loans held for sale had an aggregate estimated fair value of $78.4 million and an aggregate outstanding principal balance of $77.8 million. For the three months ended September 30, 2025, we recorded an unrealized loss of $390,000, and for the nine months ended September 30, 2025, we recorded an unrealized loss of $604,000. These amounts were included in Financial Services revenue and relate to the mortgage loans held for sale as of September 30, 2025.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on our results of operations, cash flows, or financial condition.
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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of September 30, 2025.
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
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$471,659	$211,275	$134,364	$817,298	$—	$—	$817,298
Land and lot sales revenue	18,768	—	—	18,768	—	—	18,768
Other operations revenue	806	(1)	—	805	—	—	805
Financial services revenue	—	—	—	—	17,858	—	17,858
Total revenues	491,233	211,274	134,364	836,871	17,858	—	854,729
Cost of home sales	(366,530)	(171,335)	(109,644)	(647,509)	—	(1,686)	(649,195)
Cost of land and lot sales	(15,859)	(1,013)	—	(16,872)	—	28	(16,844)
Other operations expense	(794)	—	—	(794)	—	—	(794)
Sales and marketing	(25,254)	(15,150)	(7,499)	(47,903)	—	(587)	(48,490)
General and administrative	(17,834)	(8,900)	(7,141)	(33,875)	—	(22,828)	(56,703)
Financial services expense	—	—	—	—	(13,730)	—	(13,730)
Income from operations	64,962	14,876	10,080	89,918	4,128	(25,073)	68,973
Equity in income (loss) of unconsolidated entities	(9)	1,321	(3)	1,309	—	—	1,309
Other income, net	51	1,067	1	1,119	—	5,462	6,581
Income (loss) before income taxes	$65,004	$17,264	$10,078	$92,346	$4,128	$(19,611)	$76,863

	Three Months Ended September 30, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$683,243	$256,480	$173,958	$1,113,681	$—	$—	$1,113,681
Land and lot sales revenue	6,552	6,000	—	12,552	—	—	12,552
Other operations revenue	782	4	4	790	—	—	790
Financial services revenue	—	—	—	—	17,650	—	17,650
Total revenues	690,577	262,484	173,962	1,127,023	17,650	—	1,144,673
Cost of home sales	(524,910)	(195,205)	(132,112)	(852,227)	—	(2,272)	(854,499)
Cost of land and lot sales	(6,886)	(5,100)	—	(11,986)	—	—	(11,986)
Other operations expense	(765)	—	—	(765)	—	—	(765)
Sales and marketing	(29,659)	(15,660)	(8,079)	(53,398)	—	(346)	(53,744)
General and administrative	(21,973)	(8,982)	(8,696)	(39,651)	—	(27,083)	(66,734)
Financial services expense	—	—	—	—	(12,283)	—	(12,283)
Income from operations	106,384	37,537	25,075	168,996	5,367	(29,701)	144,662
Equity in income (loss) of unconsolidated entities	(10)	238	(1)	227	—	—	227
Other income, net	14	130	(26)	118	—	6,540	6,658
Income (loss) before income taxes	$106,388	$37,905	$25,048	$169,341	$5,367	$(23,161)	$151,547

	Nine Months Ended September 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,342,486	$684,390	$391,040	$2,417,916	$—	$—	$2,417,916
Land and lot sales revenue	22,553	1,400	—	23,953	—	—	23,953
Other operations revenue	2,417	17	5	2,439	—	—	2,439
Financial services revenue	—	—	—	—	53,762	—	53,762
Total revenues	1,367,456	685,807	391,045	2,444,308	53,762	—	2,498,070
Cost of home sales	(1,044,461)	(540,349)	(304,320)	(1,889,130)	—	(4,968)	(1,894,098)
Cost of land and lot sales	(19,665)	(2,201)	—	(21,866)	—	28	(21,838)
Other operations expense	(2,381)	—	—	(2,381)	—	—	(2,381)
Sales and marketing	(72,583)	(45,714)	(21,705)	(140,002)	—	(1,601)	(141,603)
General and administrative	(54,807)	(26,986)	(23,029)	(104,822)	—	(70,359)	(175,181)
Financial services expense	—	—	—	—	(40,405)	—	(40,405)
Income from operations	173,559	70,557	41,991	286,107	13,357	(76,900)	222,564
Equity in income (loss) of unconsolidated entities	58	2,220	(3)	2,275	—	—	2,275
Other income, net	289	1,517	5	1,811	—	21,073	22,884
Income (loss) before income taxes	$173,906	$74,294	$41,993	$290,193	$13,357	$(55,827)	$247,723

	Nine Months Ended September 30, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,905,056	$828,928	$431,058	$3,165,042	$—	$—	$3,165,042
Land and lot sales revenue	14,421	9,359	—	23,780	—	—	23,780
Other operations revenue	2,340	14	5	2,359	—	—	2,359
Financial services revenue	—	—	—	—	47,818	—	47,818
Total revenues	1,921,817	838,301	431,063	3,191,181	47,818	—	3,238,999
Cost of home sales	(1,469,642)	(621,573)	(329,688)	(2,420,903)	—	(6,581)	(2,427,484)
Cost of land and lot sales	(13,806)	(7,778)	—	(21,584)	—	—	(21,584)
Other operations expense	(2,295)	—	—	(2,295)	—	—	(2,295)
Sales and marketing	(87,477)	(50,043)	(22,312)	(159,832)	—	(940)	(160,772)
General and administrative	(61,000)	(25,698)	(21,622)	(108,320)	—	(77,489)	(185,809)
Financial services expense	—	—	—	—	(31,900)	—	(31,900)
Income from operations	287,597	133,209	57,441	478,247	15,918	(85,010)	409,155
Equity in income (loss) of unconsolidated entities	(28)	407	4	383	—	—	383
Other income, net	726	269	28	1,023	—	30,795	31,818
Income (loss) before income taxes	$288,295	$133,885	$57,473	$479,653	$15,918	$(54,215)	$441,356

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate inventories
West	$2,056,861	$1,928,257
Central	830,116	791,171
East	484,616	434,031
Total	$3,371,593	$3,153,459

Total assets(1)
West	$2,358,203	$2,186,696
Central	1,083,682	1,014,811
East	534,839	473,874
Corporate	873,523	1,041,646
Total homebuilding assets	4,850,247	4,717,027
Financial services	138,364	174,088
Total	$4,988,611	$4,891,115
__________
(1)    Total assets as of September 30, 2025 and December 31, 2024 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2025 and December 31, 2024 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$56,144	$111,759	$180,928	$328,816
Denominator:
Basic weighted-average shares outstanding	86,923,796	93,600,678	89,141,782	94,294,800
Effect of dilutive shares:
Stock options and unvested restricted stock units	634,100	1,039,533	464,255	786,373
Diluted weighted-average shares outstanding	87,557,896	94,640,211	89,606,037	95,081,173
Earnings per share
Basic	$0.65	$1.19	$2.03	$3.49
Diluted	$0.64	$1.18	$2.02	$3.46
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,810,726	1,119,501	1,983,850	1,426,229

4.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Escrow proceeds and other accounts receivable, net	$87,753	$43,074
Warranty insurance receivable (Note 13)	62,769	68,539
Total receivables	$150,522	$111,613

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both September 30, 2025 and December 31, 2024.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Real estate inventories owned:
Homes completed or under construction	$1,397,503	$1,294,928
Land under development	1,283,982	1,174,564
Land held for future development	159,296	157,348
Model homes	300,727	285,550
Total real estate inventories owned	3,141,508	2,912,390
Real estate inventories not owned:
Land purchase and land option deposits	217,265	241,069
Consolidated inventory not owned	12,820	—
Total real estate inventories not owned	230,085	241,069
Total real estate inventories	$3,371,593	$3,153,459

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
Real estate inventories not owned includes deposits related to land purchase and land and lot option agreements. For further details on deposits, see Note 7, Variable Interest Entities. In addition, real estate inventories not owned includes land sold under a land bank financing arrangement for which we retained a repurchase option.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest incurred	$19,953	$25,253	$61,646	$91,787
Interest capitalized	(19,953)	(25,253)	(61,646)	(91,787)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$179,332	$218,171	$186,370	$221,647
Interest capitalized as a cost of inventory	19,953	25,253	61,646	91,787
Interest previously capitalized as a cost of inventory, included in cost of sales	(24,839)	(38,762)	(73,570)	(108,772)
Capitalized interest in ending inventory	$174,446	$204,662	$174,446	$204,662

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Real estate inventory impairments	$8,306	$—	$19,306	$—
Land and lot option abandonments and pre-acquisition charges	938	1,074	4,107	2,444
Total	$9,244	$1,074	$23,413	$2,444
Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. During the nine months ended September 30, 2025, we recorded real estate inventory impairment charges of $19.3 million, comprised of $11.0 million in the West reporting segment, $3.8 million in the Central reporting segment, and $4.5 million in the East reporting segment. The impairment charges in our Central and East reporting segments occurred in the third quarter reporting period. These impairment charges related to active communities where the carrying value of the communities exceeded their fair value based on a discounted cash flows analysis with the discount rates used to calculate fair value ranging from 10% to 12%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with these communities.There were no real estate inventory impairment charges recorded during the three or nine months ended September 30, 2024.
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

6.    Investments in Unconsolidated Entities
As of September 30, 2025, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash	$39,398	$35,130
Receivables	936	1,777
Real estate inventories	667,569	628,729
Other assets	6,661	7,198
Total assets	$714,564	$672,834
Liabilities and equity
Debt obligations and other liabilities	$199,636	$198,543
Company’s equity	190,898	173,924
Outside interests’ equity	324,030	300,367
Total liabilities and equity	$714,564	$672,834

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
As of September 30, 2025 and December 31, 2024, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At September 30, 2025 and December 31, 2024, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $168.8 million and $185.8 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$60,258	$42,183	$130,797	$106,097
Other operating expense	(53,269)	(42,306)	(121,200)	(103,657)
Other income (expense), net	(5)	24	(5)	849
Net income	$6,984	$(99)	$9,592	$3,289
Company’s equity in income of unconsolidated entities	$1,309	$227	$2,275	$383
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2025			December 31, 2024
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$206,898	$1,977,328	N/A	$224,319	$1,976,828	N/A
Other land option agreements	10,367	126,874	N/A	16,750	231,059	N/A
Total	$217,265	$2,104,202	$—	$241,069	$2,207,887	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $13.1 million and $9.3 million as of September 30, 2025 and December 31, 2024, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of September 30, 2025 and December 31, 2024, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of September 30, 2025 and December 31, 2024, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$16,369	$11,600
Refundable fees and other deposits	23,350	19,772
Development rights, held for future use or sale	845	845
Deferred loan costs—loans payable	7,694	3,637
Operating properties and equipment, net	60,850	58,219
Lease right-of-use assets	75,113	66,273
Income tax receivable	13,460	—
Other	4,973	4,149
Total	$202,654	$164,495

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related costs	$46,562	$77,609
Warranty reserves (Note 13)	107,752	116,150
Estimated cost for completion of real estate inventories	106,567	117,927
Customer deposits	35,515	41,439
Liabilities related to inventory not owned	12,820	—
Accrued income taxes payable	5,713	8,791
Accrued interest	14,076	4,891
Other tax liability	3,417	2,521
Lease liabilities	88,022	78,067
Other	15,953	18,168
Total	$436,397	$465,563

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(2,683)	(3,466)
Total	$647,317	$646,534

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
As of September 30, 2025 and December 31, 2024, there were $2.7 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Term loan facility	$450,000	$250,000
Seller financed loans	9,437	20,970
Total	$459,437	$270,970
On April 30, 2025, we entered into a Fifth Modification Agreement (the “Fifth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fifth Modification, among other things, amends the Credit Agreement to (i) increase the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $750.0 million to $850.0 million, with the ability to increase the aggregate amount of the Revolving Facility up to $1.2 billion under certain circumstances, (ii) extend the maturity date of the Revolving Facility to April 30, 2030, (iii) permit three one-year extension requests for the maturity date of the Revolving Facility under certain circumstances, and (iv) modify certain financial covenants. Following the Fifth Modification, The Credit Facility (as defined below), consisted of an $850 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility was scheduled to mature on June 29, 2027 while the Revolving Facility matures on April 30, 2030. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of September 30, 2025 and continues to mature on June 29, 2027.
As of September 30, 2025, we had no outstanding debt under the Revolving Facility and there was $791.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2025, we had $450 million of outstanding debt under the Term Facility with an interest rate of 5.32%. As of September 30, 2025, there were $7.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.0 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 and December 31, 2024, we had outstanding letters of credit of $59.0 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2025 and December 31, 2024, we had $9.4 million and $21.0 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $7.8 million of the total balance as of September 30, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.6 million of the total balance as of September 30, 2025 and $150,000 as of December 31, 2024, respectively.
Interest Incurred
During the three months ended September 30, 2025 and 2024, we incurred interest of $20.0 million and $25.3 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $705,000 and $610,000 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred interest of $61.6 million and $91.8 million, respectively, related to all debt and land banking arrangements and amortization of deferred financing costs of $2.0 million and $3.1 million, respectively. Accrued interest related to all outstanding debt at September 30, 2025 and December 31, 2024 was $14.1 million and $4.9 million, respectively.

Mortgage Repurchase Facilities
As of September 30, 2025, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of September 30, 2025, Tri Pointe Connect had $71.1 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.1%, and $128.9 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of September 30, 2025.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of September 30, 2025 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$45,921	$100,000	Term SOFR + 1.75%	4/22/2026	Mortgage Loans
Warehouse B (2)	25,168	50,000	Term SOFR + 1.75%	7/28/2026	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$71,089	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of September 30, 2025, mortgage loans held for sale had an aggregate fair value of $78.4 million.
(2) Warehouse B is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

At December 31, 2024, outstanding borrowings under the Company’s repurchase facilities totaled $104.1 million, with an aggregate facility amount of $180.0 million.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2025 and December 31, 2024.

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
A summary of assets and liabilities at September 30, 2025 and December 31, 2024, related to our financial instruments, is set forth below (in thousands):

		September 30, 2025		December 31, 2024
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$652,390	$650,000	$642,690
Term loan(2)	Level 2	$450,000	$450,000	$250,000	$250,000
Seller financed loans(3)	Level 2	$9,437	$9,437	$20,970	$20,970
Mortgage loans held for sale(4)	Level 2	$78,405	$78,405	$115,001	$115,001
Mortgage repurchase facilities(5)	Level 2	$71,089	$71,089	$104,098	$104,098
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $2.7 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of the Senior Notes at September 30, 2025 and December 31, 2024 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2025 and December 31, 2024 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of September 30, 2025 and December 31, 2024 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At September 30, 2025 and December 31, 2024, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2025		Year Ended December 31, 2024
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$19,306	$74,162	$—	$—
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
The impairment charges recorded during the nine months ended September 30, 2025 related to active communities where the carrying value exceeded the fair value based on a discounted cash flow analysis. For further details, see Note 5, Real Estate Inventories.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of September 30, 2025 and December 31, 2024, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $62.8 million and $68.5 million as of September 30, 2025 and December 31, 2024, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty reserves, beginning of period	$108,405	$107,196	$116,150	$106,993
Warranty reserves accrued	8,289	9,491	24,821	27,225
Warranty expenditures	(8,942)	(9,380)	(33,219)	(26,911)
Warranty reserves, end of period	$107,752	$107,307	$107,752	$107,307

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2025 and December 31, 2024, the Company had outstanding surety bonds totaling $628.8 million and $654.1 million, respectively. As of September 30, 2025 and December 31, 2024, our estimated cost to complete obligations related to these surety bonds was $587.0 million and $443.9 million, respectively.
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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Lease Cost
Operating lease cost (included in SG&A expense)	$3,596	$3,124	$10,229	$9,028
Ground lease cost (included in other operations expense)	794	765	2,381	2,295
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(806)	(776)	(2,416)	(2,329)
Net lease cost	$3,584	$3,113	$10,194	$8,994

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,390	$2,842	$10,063	$8,754
Ground lease cash flows (included in operating cash flows)	$663	$664	$1,990	$1,990
Right-of-use assets obtained in exchange for new operating lease liabilities	$53	$726	$17,978	$5,990

	September 30, 2025	December 31, 2024
Weighted-average discount rate:
Operating leases	5.3%	5.0%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.7	5.6
Ground leases	42.7	43.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2025	$2,687	$809
2026	13,483	3,237
2027	13,078	3,237
2028	12,732	3,237
2029	11,228	3,237
Thereafter	17,794	72,166
Total lease payments	$71,002	$85,923
Less: Interest	10,328	58,574
Present value of operating lease liabilities	$60,674	$27,349
 __________
(1)    Ground leases are fully subleased through 2041, representing $52.1 million of the $85.9 million future ground lease obligations.
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
As of September 30, 2025, there were 4,782,175 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stock-based compensation	$7,308	$8,708	$23,467	$24,327

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2025, total unrecognized stock-based compensation expense related to all stock-based awards was $39.6 million and the weighted average term over which the expense was expected to be recognized was 1.4 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of time-based and performance-based RSUs for the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2024	3,431,275	$27.45
Granted	1,298,709	$30.90
Vested	(817,258)	$24.82
Forfeited	(618,545)	$22.74
Nonvested RSUs at June 30, 2025	3,294,181	$30.61

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

For the nine months ended September 30, 2025, the Company granted an aggregate of 1,324 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period

On February 21, 2024, the Company granted an aggregate of 430,887 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 21, 2024 was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

We had net deferred tax assets of $46.0 million as of both September 30, 2025 and December 31, 2024. We had a valuation allowance related to those net deferred tax assets of $3.4 million as of both September 30, 2025 and December 31, 2024. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $20.8 million and $39.8 million for the three months ended September 30, 2025 and 2024, respectively and $66.9 million and $112.6 million for the nine months ended September 30, 2025 and 2024, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2025 and December 31, 2024. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(11,157)	$(9,500)
Income taxes paid, net	$82,152	$38,572
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$1,070	$672
Amortization of senior note discount capitalized to real estate inventory	$—	$511
Amortization of deferred loan costs capitalized to real estate inventory	$1,972	$2,599
Increase in noncontrolling interests	$131	$—

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
Overview and Outlook
Throughout 2025, the U.S. housing market has experienced a broad and sustained moderation in activity, driven largely by softer consumer sentiment and elevated inventory levels across many markets. While mortgage rates and affordability pressures have remained persistent headwinds, buyers have generally exhibited greater caution and longer decision-making timelines amid shifting expectations and broader economic uncertainty. Inventory accumulation over the course of the year, in both the new and resale markets, has provided buyers with more options and contributed to a slower overall sales pace. Despite these conditions, we believe long-term demand fundamentals remain favorable, supported by positive demographic trends and the structural undersupply of housing that continues to underpin a constructive multi-year outlook for the industry.
During the quarter, our new home deliveries were 1,217 and our average sales price was $672,000, leading to a 27% decrease in home sales revenue to $817.3 million. Our homebuilding gross margin of 20.6% was impacted by $8.3 million of impairment charges, as well as an increased use of sales incentives in response to a more challenging housing environment. The decline in home sales revenue contributed to reduced operating leverage, resulting in sales and marketing and general and administrative (“SG&A”) expense as a percentage of home sales revenue increasing to 12.9%. Ultimately, net income available to common stockholders declined 50% to $56.1 million, and diluted earnings per share declined 46% to $0.64. These results reflect the impact of softer demand trends experienced in the second half of 2024 and throughout 2025, as well as the effect of the impairment charge on both net income and diluted earnings per share.
Net new home orders for the quarter were 995, on a monthly absorption rate of 2.2 orders per average selling community. Our backlog units and dollar value ended the quarter at 1,298 and $1.0 billion, respectively. With a homebuilding debt-to-capital ratio of 25.1% and a net homebuilding debt-to-net capital ratio of 8.7%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives, as we continue to invest to scale our existing markets and grow organically within our three new markets.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding:
Home sales revenue	$817,298	$1,113,681	$2,417,916	$3,165,042
Land and lot sales revenue	18,768	12,552	23,953	23,780
Other operations revenue	805	790	2,439	2,359
Total revenues	836,871	1,127,023	2,444,308	3,191,181
Cost of home sales	649,195	854,499	1,894,098	2,427,484
Cost of land and lot sales	16,844	11,986	21,838	21,584
Other operations expense	794	765	2,381	2,295
Sales and marketing	48,490	53,744	141,603	160,772
General and administrative	56,703	66,734	175,181	185,809
Homebuilding income from operations	64,845	139,295	209,207	393,237
Equity in income of unconsolidated entities	1,309	227	2,275	383
Other income, net	6,581	6,658	22,884	31,818
Homebuilding income before income taxes	72,735	146,180	234,366	425,438
Financial Services:
Revenues	17,858	17,650	53,762	47,818
Expenses	13,730	12,283	40,405	31,900
Financial services income before income taxes	4,128	5,367	13,357	15,918
Income before income taxes	76,863	151,547	247,723	441,356
Provision for income taxes	(20,753)	(39,788)	(66,886)	(112,599)
Net income	56,110	111,759	180,837	328,757
Net income attributable to noncontrolling interests	34	—	91	59
Net income available to common stockholders	$56,144	$111,759	$180,928	$328,816
Earnings per share
Basic	$0.65	$1.19	$2.03	$3.49
Diluted	$0.64	$1.18	$2.02	$3.46
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	488	70.8	2.3	667	71.8	3.1	(27)%	(1)%	(26)%
Central	322	59.2	1.8	404	60.7	2.2	(20)%	(2)%	(18)%
East	185	22.0	2.8	181	17.5	3.4	2%	26%	(19)%
Total	995	152.0	2.2	1,252	150.0	2.8	(21)%	1%	(22)%

Net new home orders for the three months ended September 30, 2025 decreased by 257, or 21%, to 995, compared to 1,252 during the prior-year period. The decrease in net new home orders was due to a 22% decrease in monthly absorption rates, partially offset by a 1% increase in average selling communities. Softer consumer sentiment, together with elevated inventory levels across many markets, added competitive pressure and contributed to a slower sales pace. During the quarter, we opened 12 new communities and closed out of eight existing communities. We believe our ability to execute planned community openings despite softer market conditions reflects a measured approach to managing community count and positions us well to capture demand as conditions improve.
Our West segment reported a 27% decrease in net new home orders due to a 26% decrease in monthly absorption rates and a 1% decrease in average selling communities. Market conditions in the West remain challenging. Our Central segment reported a 20% decrease in net new home orders due to an 18% decrease in monthly absorption rates and a 2% decrease in average selling communities. All Central markets experienced lower year-over-year absorption rates. While Texas remains a key component of our operations, elevated inventory levels in both the resale and new home markets have moderated demand as the market works through a period of stabilization. Colorado continues to be our most challenging Central market, reflecting ongoing competitive pressures. During the quarter, we opened our first community in Utah and generated our initial sales, representing an important step in expanding our footprint within the region. Our East segment reported a 2% increase in net new home orders due to a 26% increase in average selling communities, offset by a 19% decrease in monthly absorption rate. Despite the slowdown in absorption, we continue to actively engage buyers through targeted pricing strategies, mortgage financing solutions, and ongoing price discovery efforts. These tools have helped sustain traffic and maintain buyer interest, even amid a more cautious demand environment. Notably, our DC Metro division performed particularly well during the quarter, achieving the highest quarterly absorption rate in the company and demonstrating effective execution and buyer engagement in that market.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2025			As of September 30, 2024			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	680	$568,881	$837	1,289	$1,017,622	$789	(47)%	(44)%	6%
Central	378	231,076	611	689	409,907	595	(45)%	(44)%	3%
East	240	213,587	890	347	304,061	876	(31)%	(30)%	2%
Total	1,298	$1,013,544	$781	2,325	$1,731,590	$745	(44)%	(41)%	5%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 12% and 10% during the three-month periods ended September 30, 2025 and 2024, respectively. The dollar value of backlog was $1.0 billion as of September 30, 2025 compared to $1.7 billion as of September 30, 2024. Backlog units were down 44% to 1,298, due primarily to the 35% lower backlog leading into the current year and the sustained softer demand environment experienced throughout 2025. During the year, we strategically prioritized price over pace, favoring margin preservation and brand positioning over higher sales volumes. While this disciplined approach helped drive an increase in average sales price in backlog, it also contributed to lower order activity and a corresponding decrease in backlog units. The average sales price in backlog increased 5% to $781,000 as of September 30, 2025, compared to $745,000 at September 30, 2024.
Backlog dollar value in our West segment decreased 44% due to a 47% decrease in backlog units, offset by a 6% increase in average sales price. The decrease in backlog units was largely due to a 38% decrease in net new home orders for the current year-to-date period, as demand during 2025 has been challenging as compared to a more robust prior-year period. In our Central segment, backlog dollar value decreased by 44%, driven by a 45% decline in backlog units, offset slightly by a 3% increase in average sales price. This reduction in backlog units was largely due to the 37% decrease in backlog units to start the current year. In our East segment, backlog dollar value decreased by 30%, driven by a 31% decline in backlog units, offset by a 2% increase in average sales price. The reduction in units was driven by a 17% decline in net new home orders for the current year-to-date period, coupled with a 39% decrease in backlog units to start the current year.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	621	$471,658	$760	918	$683,243	$744	(32)%	(31)%	2%
Central	394	211,275	536	455	256,480	564	(13)%	(18)%	(5)%
East	202	134,365	665	246	173,958	707	(18)%	(23)%	(6)%
Total	1,217	$817,298	$672	1,619	$1,113,681	$688	(25)%	(27)%	(2)%
 Home sales revenue decreased $296.4 million to $817.3 million for the three months ended September 30, 2025 compared to the prior-year period. The decrease was comprised of $276.6 million related to a 402-unit decrease in new homes delivered in the three months ended September 30, 2025, and a $19.5 million decrease related to a $16,000 decrease in average sales price for the three months ended September 30, 2025. Our lower backlog entering the current-year period resulted in fewer new home deliveries, which was the primary driver of the revenue decline. However, our strong brand positioning and disciplined approach to pricing have supported average sales price performance, even amid a sustained period of challenging market conditions.
Home sales revenue in our West segment decreased 31% due to a 32% decrease in new homes delivered, while average sales price increased by 2%. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 18% due to a 13% decrease in new homes delivered, while average sales price decreased by 5%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year. Home sales revenue in our East segment decreased by 23% due to an 18% decrease in new homes delivered, offset by a 6% increase in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year. The increase in average sales price was primarily due to a shift in the mix of homes delivered, with a higher concentration of deliveries in our DC Metro market, where the average sales price was just below $1.0 million.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2025	%	2024	%
Home sales revenue	$817,298	100.0%	$1,113,681	100.0%
Cost of home sales	649,195	79.4%	854,499	76.7%
Homebuilding gross margin	168,103	20.6%	259,182	23.3%
Add: interest in cost of home sales	24,499	3.0%	37,687	3.4%
Add: impairments and lot option abandonments	9,244	1.1%	1,074	0.1%
Adjusted homebuilding gross margin(1)	$201,846	24.7%	$297,943	26.8%
Homebuilding gross margin percentage	20.6%		23.3%
Adjusted homebuilding gross margin percentage(1)	24.7%		26.8%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 20.6% for the three months ended September 30, 2025 compared to 23.3% for the prior-year period. The year-over-year decline was primarily driven by $8.3 million of inventory impairment charges, which impacted gross margin by approximately 100 basis points. In addition, the current year margin reflects higher incentives, as we continue to adjust price and pace at the local market level to align with evolving demand dynamics. As affordability pressures persist, we continue to calibrate our pricing strategies, sales pace, and the use of incentives to support absorption while protecting returns. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.7% for the three months ended September 30, 2025 compared to 26.8% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$48,490	$53,744	5.9%	4.8%
General and administrative (G&A)	56,703	66,734	6.9%	6.0%
Total sales and marketing and G&A	$105,193	$120,478	12.9%	10.8%
Total SG&A expense as a percentage of home sales revenue increased to 12.9% for the three months ended September 30, 2025, compared to 10.8% in the prior-year period. Total SG&A expense decreased $15.3 million to $105.2 million for the three months ended September 30, 2025 from $120.5 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.9% for the three months ended September 30, 2025, compared to 4.8% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $48.5 million for the three months ended September 30, 2025 compared to $53.7 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 27% compared to the prior-year period, such a decrease in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 6.9% of home sales revenue for the three months ended September 30, 2025 compared to 6.0% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense decreased to $56.7 million for the three months ended September 30, 2025 compared to $66.7 million for the prior-year period, largely driven by a decrease in incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $20.0 million and $25.3 million for the three months ended September 30, 2025 and 2024, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the three months ended September 30, 2025 and 2024 was income of $6.6 million and $6.7 million, respectively. Results were generally consistent year over year, with interest income the primary driver of activity in both periods.
Income Tax
For the three months ended September 30, 2025, we recorded a tax provision of $20.8 million based on an effective tax rate of 27.0%. For the three months ended September 30, 2024, we recorded a tax provision of $39.8 million based on an effective tax rate of 26.3%. The difference between our effective tax rate for the three months ended September 30, 2025 and 2024 and the federal statutory rate was primarily due to state income tax expense and non-deductible executive compensation.

Financial Services Segment
Income before income taxes from our financial services operations decreased to $4.1 million for the three months ended September 30, 2025 compared to $5.4 million for the prior-year period. The decrease was primarily driven by lower revenue, which is a variable component of our financial services operations.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Total Originations:
Loans	703	430
Principal	$371,586	$209,182

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	16%	10%
Other agency	84%	90%
Total agency	100%	100%

Loan Type:
Fixed rate	98%	100%
ARM	2%	—%

Credit Quality:
Average FICO score	757	759

Other Data:
Average combined LTV ratio	79%	77%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	759	345
Principal	$399,394	$162,897
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,655	68.8	2.7	2,650	72.3	4.1	(38)%	(5)%	(34)%
Central	1,158	60.2	2.1	1,400	62.2	2.5	(17)%	(3)%	(16)%
East	551	20.1	3.0	667	17.1	4.3	(17)%	18%	(30)%
Total	3,364	149.1	2.5	4,717	151.6	3.5	(29)%	(2)%	(29)%

Net new home orders for the nine months ended September 30, 2025 decreased by 1,353, or 29%, to 3,364, compared to 4,717 during the prior-year period. The decrease in net new home orders was due to a 29% decrease in monthly absorption rates and a 2% decrease in average selling communities. Softer consumer sentiment, together with elevated inventory levels across many markets, added competitive pressure and contributed to a slower sales pace. For the nine months ended June 30, 2025, we opened 47 new communities and closed out of 37 existing communities.

Our West segment reported a 38% decrease in net new home orders due to a 34% decrease in monthly absorption rates and a 5% decrease in average selling communities. The decline in monthly absorption rates was experienced across all markets within the West segment, reflecting softer demand conditions and elongated sales cycles. The decrease in average selling communities was primarily attributable to moderated growth expectations in the West, which comprises many of our more mature markets that are now operating closer to optimal scale. Our Central segment reported a 17% decrease in net new home orders due to a 16% decrease in monthly absorption rates and a 3% decrease in average selling communities. While Texas continues to represent a key portion of our Central operations, elevated inventory levels in both the resale and new home markets have contributed to softer buyer demand, as the region continues to experience a period of market stabilization. Our East segment reported a 17% decrease in net new home orders due to a 30% decrease in monthly absorption rate, partially offset by an 18% increase in average selling communities.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,782	$1,342,486	$753	2,539	$1,905,056	$750	(30)%	(30)%	—%
Central	1,252	684,390	547	1,465	828,928	566	(15)%	(17)%	(3)%
East	549	391,040	712	708	431,058	609	(22)%	(9)%	17%
Total	3,583	$2,417,916	$675	4,712	$3,165,042	$672	(24)%	(24)%	—%
 Home sales revenue decreased $747.1 million to $2.4 billion for the three months ended September 30, 2025 compared to the prior-year period. The decrease was comprised of $762.1 million related to a 1,129-unit decrease in new homes delivered in the nine months ended September 30, 2025, offset by a $14.1 million increase related to a $3,000 increase in average sales price for the nine months ended September 30, 2025. The decline in deliveries and home sales revenue reflects the impact of softer order activity during the second half of 2024, which led to a 35% decrease in backlog units and a 28% decrease in backlog dollar value entering the current-year period compared to the prior year. The lower beginning backlog, along with continued weaker demand in the current year, has consequently driven reduced home deliveries and home sales revenue for the current-year period.
Home sales revenue in our West segment decreased 30% due to a 30% decrease in new homes delivered, while average sales price remained flat. The decrease in deliveries reflects the 31% lower backlog at the start of the current-year period compared to the prior year. Home sales revenue in our Central segment decreased 17% due to a 15% decrease in new homes delivered, along with a 3% decrease in average sales price. The decrease in new homes delivered was due to a 37% decrease in backlog units to start the current-year period compared to the prior-year period, offset partially by higher backlog conversion rates in the current year, partly due to increased spec deliveries. Home sales revenue in our East segment was down 9%, comprised of a 22% decrease in new homes delivered, offset by a 17% increase in average sales price. The decrease in deliveries was driven by a lower beginning backlog entering the current-year period and softer market conditions that resulted in fewer new orders. The increase in average sales price was primarily due to a shift in the mix of homes delivered, with a higher concentration of deliveries in our DC Metro market, where the average sales price was $1.0 million. This favorable market mix shift and higher average selling price partially offset the impact of lower deliveries on home sales revenue.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2025	%	2024	%
Home sales revenue	$2,417,916	100.0%	$3,165,042	100.0%
Cost of home sales	1,894,098	78.3%	2,427,484	76.7%
Homebuilding gross margin	523,818	21.7%	737,558	23.3%
Add: interest in cost of home sales	73,112	3.0%	107,330	3.4%
Add: impairments and lot option abandonments	23,413	1.0%	2,444	0.1%
Adjusted homebuilding gross margin(1)	$620,343	25.7%	$847,332	26.8%
Homebuilding gross margin percentage	21.7%		23.3%
Adjusted homebuilding gross margin percentage(1)	25.7%		26.8%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 21.7% for the nine months ended September 30, 2025 compared to 23.3% for the prior-year period. While our strategy has leaned toward preserving price to support long-term brand positioning and margin stability, market conditions necessitated the increased use of incentives to maintain sales absorption. These dynamics have resulted in some margin compression, despite our price discipline. Additionally, our current year gross margin was impacted by $19.3 million of land impairment charges, which impacted gross margin by approximately 80 basis points. Excluding interest, impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.7% for the nine months ended September 30, 2025 compared to 26.8% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$141,603	$160,772	5.9%	5.1%
General and administrative (G&A)	175,181	185,809	7.2%	5.9%
Total sales and marketing and G&A	$316,784	$346,581	13.1%	11.0%
Total SG&A expense as a percentage of home sales revenue increased to 13.1% for the nine months ended September 30, 2025, compared to 11.0% in the prior-year period. Total SG&A expense decreased $15.3 million to $316.8 million for the nine months ended September 30, 2025 from $346.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 5.9% for the nine months ended September 30, 2025, compared to 5.1% for the prior-year period. This increase was largely due to the decrease in home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $141.6 million for the nine months ended September 30, 2025 compared to $160.8 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 27% compared to the prior-year period, such a decrease in absolute dollars is expected.
General and administrative (“G&A”) expense as a percentage of home sales revenue increased to 7.2% of home sales revenue for the nine months ended September 30, 2025 compared to 5.9% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period. G&A expense decreased to $175.2 million for the nine months ended September 30, 2025 compared to $185.8 million for the prior-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development and home construction, totaled $61.6 million and $91.8 million for the nine months ended September 30, 2025 and 2024, respectively. All interest incurred in both periods was capitalized.
Other Income, Net
Other income, net for the nine months ended September 30, 2025 and 2024 was income of $22.9 million and $31.8 million, respectively. The decrease was primarily due to lower interest income stemming from fluctuations in our existing cash balances. Additionally, the prior-year period included a one-time investment revaluation gain, which did not recur in the current-year period.

Income Tax
For the nine months ended September 30, 2025, we recorded a tax provision of $66.9 million based on an effective tax rate of 27.0%. For the nine months ended September 30, 2024, we recorded a tax provision of $112.6 million based on an effective tax rate of 25.5%.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $13.4 million for the nine months ended September 30, 2025 compared to $15.9 million for the prior-year period.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total Originations:
Loans	1,995	578
Principal	$1,054,074	$278,966

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	17%	8%
Other agency	83%	92%
Total agency	100%	100%

Loan Type:
Fixed rate	99%	100%
ARM	1%	—%

Credit Quality:
Average FICO score	756	760

Other Data:
Average combined LTV ratio	79%	77%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	2,069	427
Principal	$1,090,234	$200,989
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

	September 30,		Increase (Decrease)
	2025	2024	Amount	%
Lots Owned
West	9,080	10,044	(964)	(10)%
Central	5,264	5,531	(267)	(5)%
East	1,700	1,578	122	8%
Total	16,044	17,153	(1,109)	(6)%
Lots Controlled(1)
West	3,935	4,734	(799)	(17)%
Central	8,106	6,818	1,288	19%
East	4,653	4,783	(130)	(3)%
Total	16,694	16,335	359	2%
Total Lots Owned or Controlled(1)	32,738	33,488	(750)	(2)%
__________
(1)As of September 30, 2025 and 2024, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2025 and 2024, lots controlled for Central include 5,483 and 3,358 lots, respectively, and East include zero and 29 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2025 were operating expenses, land purchases, land development, home construction and repurchases of our common stock. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2025, we had total liquidity of $1.6 billion, including cash and cash equivalents of $792.0 million and $791.0 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of September 30, 2025 and December 31, 2024, there were $2.7 million and $3.5 million of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, related to the Senior Notes that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2025, we were in compliance with the covenants required by our Senior Notes.
Loans Payable
On April 30, 2025, we entered into a Fifth Modification Agreement (the “Fifth Modification”) to our Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”). The Fifth Modification, among other things, amends the Credit Agreement to (i) increase the maximum amount of the revolving credit facility (the “Revolving Facility”) under the Credit Agreement from $750.0 million to $850.0 million, with the ability to increase the aggregate amount of the Revolving Facility up to $1.2 billion under certain circumstances, (ii) extend the maturity date of the Revolving Facility to April 30, 2030, (iii) permit three one-year extension requests for the maturity date of the Revolving Facility under certain circumstances, and (iv) modify certain financial covenants. Following the Fifth Modification, The Credit Facility (as defined below), consisted of an $850 million revolving credit facility (the “Revolving Facility”) and a $250 million term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). The Term Facility was scheduled to mature on June 29, 2027 while the Revolving Facility matures on April 30, 2030. We may borrow under the Revolving Facility in the ordinary course of business to repay senior notes and fund our operations, including our land acquisition, land development and homebuilding activities. Borrowings under the Revolving Facility will be governed by, among other things, a borrowing base. Interest rates under the Revolving Facility will be based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 1.25% to 1.90%, depending on the Company’s leverage ratio. Interest rates under the Term Facility will be based on SOFR, plus a spread ranging from 1.10% to 1.85%, depending on the Company’s leverage ratio.
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of September 30, 2025 and continues to mature on June 29, 2027.
As of September 30, 2025, we had no outstanding debt under the Revolving Facility and there was $791.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2025, we had $450 million of outstanding debt under the Term Facility with an interest rate of 5.32%. As of September 30, 2025, there were $7.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.0 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 and December 31, 2024, we had outstanding letters of credit of $59.0 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2025 and December 31, 2024, we had $9.4 million and $21.0 million, respectively, outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2025, provided certain achievements are met. One of the seller-financed loans, representing $7.8 million of the total balance as of September 30, 2025 and $20.8 million of the balance as of December 31, 2024, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loans represented $1.6 million of the total balance as of September 30, 2025 and $150,000 as of December 31, 2024, respectively.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2025	2025
Consolidated Tangible Net Worth	$3,131,700	$2,313,287
(Not less than $2.22 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2024)
Leverage Test	10.9%	≤60%
(Not to exceed 60%)
Interest Coverage Test	7.2	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of September 30, 2025, we were in compliance with all of these financial covenants.
Stock Repurchase Program
On December 18, 2024, we announced the approval of a share repurchase program (the “Repurchase Program”), which replaced the stock repurchase program that the Board of Directors authorized in December 2023. The Repurchase Program authorized the repurchase of up to $250 million of common stock through December 31, 2025. On July 23, 2025, our board of directors authorized the repurchase of up to an additional $50 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $300 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2025, we repurchased and retired an aggregate of 1,516,766 shares of our common stock under the Repurchase Program for $50.9 million, excluding commissions. For the nine months ended September 30, 2025, we repurchased and retired an aggregate of 6,975,460 shares of our common stock under the Repurchase Program for $225.9 million, excluding commissions.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Loans payable	$459,437	$270,970
Senior notes	647,317	646,534
Mortgage repurchase facilities	71,089	104,098
Total debt	1,177,843	1,021,602
Less: mortgage repurchase facilities	(71,089)	(104,098)
Total homebuilding debt	1,106,754	917,504
Stockholders’ equity	3,301,934	3,335,710
Total capital	$4,408,688	$4,253,214
Ratio of homebuilding debt-to-capital(1)	25.1%	21.6%

Total homebuilding debt	$1,106,754	$917,504
Less: Cash and cash equivalents	(791,961)	(970,045)
Net homebuilding debt	314,793	(52,541)
Stockholders’ equity	3,301,934	3,335,710
Net capital	$3,616,727	$3,283,169
Ratio of net homebuilding debt-to-net capital(2)	8.7%	(1.6)%
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
Cash Flows—Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:
•Net cash provided by operating activities decreased by $395.3 million to cash used of $59.6 million for the nine months ended September 30, 2025 compared to $335.8 million of cash provided for the prior-year period. The decrease was driven by a $149.8 million decrease in cash provided by receivables, a $147.9 million decrease in net income, and a $175.4 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $44.5 million for the nine months ended September 30, 2025, compared to cash used of $25.7 million for the prior-year period. The year-over-year change was primarily attributable to a higher level of investments in unconsolidated entities in the current-year period.
•Net cash used in financing activities was $74.0 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $503.0 million for the prior-year period. Net cash used in financing activities in the current-year period was primarily comprised of the $227.1 million of cash used for share repurchases, compared to $96.6 million during the prior-year period. The higher use of cash in the prior-year period was largely attributable to the repayment of $450.0 million of senior notes, whereas in the current year we enhanced liquidity by borrowing an additional $200.0 million under our term loan facility.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2025, we had $217.3 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $2.1 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2025, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2025. We did not enter into during the nine months ended September 30, 2025, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2025.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On December 18, 2024, we announced the approval of a share repurchase program (the “Repurchase Program”), which replaced the stock repurchase program that the Board of Directors authorized in December 2023. The Repurchase Program authorized the repurchase of up to $250 million of common stock through December 31, 2025. On July 23, 2025, our board of directors authorized the repurchase of up to an additional $50 million of common stock pursuant to the Repurchase Program, increasing the aggregate value of shares of common stock authorized to be repurchased under the Repurchase Program from $250 million to $300 million. Purchases of common stock pursuant to the Repurchase Program may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. We are not obligated under the Repurchase Program to repurchase any specific number or amount of shares of common stock, and we may modify, suspend or discontinue the program at any time. Company management will determine the timing and amount of any repurchases in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions, legal requirements and applicable tax effects. During the three months ended September 30, 2025, we repurchased and retired an aggregate of 1,516,766 shares of our common stock under the Repurchase Program for $50.9 million, excluding commissions. For the nine months ended September 30, 2025, we repurchased and retired an aggregate of 6,975,460 shares of our common stock under the Repurchase Program for $225.9 million, excluding commissions.
During the three months ended September 30, 2025, we repurchased and retired the following shares pursuant to our repurchase programs:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2025 to July 31, 2025	174,067	$31.54	174,067	$119,510,218
August 1, 2025 to August 31, 2025	770,181	$33.51	770,181	$93,699,046
September 1, 2025 to September 30, 2025	572,518	$34.29	572,518	$74,067,610
Total	1,516,766	$33.58	1,516,766

Item 5.    Other Information
(c)     During the quarter ended September 30, 2025, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Sixth Modification Agreement, dated as of September 18, 2025, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed September 19, 2025))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2025))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: October 23, 2025	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: October 23, 2025	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)