Form 10-K
period 2025-12-31
Tri Pointe Homes, Inc.
filed 2026-02-26
CIK 1561680

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
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $31.95 as reported by the New York Stock Exchange, was $2,719,988,775.
84,479,735 shares of common stock were issued and outstanding as of February 10, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
    Portions from the registrant’s proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TRI POINTE HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
This annual report on Form 10-K also contains forward-looking statements regarding the Agreement and Plan of Merger, dated as of February 13, 2026 (the “Merger Agreement”), by and among Tri Pointe Homes, Inc. (“Tri Pointe”), Sumitomo Forestry Co., Ltd., a Japanese corporation (kabushiki kaisha) (“Sumitomo Forestry”), and Teton NewCo, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sumitomo Forestry (“Merger Sub”), including statements regarding the anticipated timing, consummation, and effects of the transactions contemplated by the Merger Agreement (the “Transactions”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Tri Pointe (the “Merger”), with Tri Pointe surviving the Merger as a wholly owned subsidiary of Sumitomo Forestry.
Factors listed in this section—as well as other factors—may cause actual results to differ significantly from the forward-looking statements included in this annual report on Form 10-K. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K—including the proposed Transaction with Sumitomo Forestry—will occur, or if any of the events occurs, there is no guarantee what effect, if any, it will have on our operations, financial condition, or share price.
We undertake no, and hereby disclaim any, obligation to update or revise any forward-looking statements, unless required by law. However, we reserve the right to make such updates or revisions from time to time by press release, periodic report, proxy statement, or other method of public disclosure without the need for specific reference to this annual report on Form 10-K. No update or revision shall be deemed to indicate that other statements not addressed by that update or revision remain correct or create an obligation to provide any other updates or revisions.
Forward-Looking Statements
Forward-looking statements that are included in this annual report on Form 10-K are generally accompanied by words such as “anticipate,” “assuming,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “projection,” “should,” “strategy,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, outcome of legal proceedings, future economic conditions, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending. Additional factors which could cause outcomes and results to differ materially from expectations include the following: (i) the risk that the Transactions may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; (ii) the failure to satisfy the conditions to the consummation of the Transactions, including the adoption of the Merger Agreement by our stockholders and the receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (iv) the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee; (v) unanticipated difficulties or expenditures relating to the Transactions, including the response of business partners and competitors to the announcement of the Transactions or difficulties in employee retention as a result of the announcement and pendency of the Transactions; (vi) risks that the Transactions disrupt current plans and operations; (vii) risks related to diverting management’s attention from ongoing business operations; (viii) the risk of any litigation relating to the Transactions; (ix) the effects of U.S. trade policies, including the imposition of tariffs and duties on homebuilding products and retaliatory measures taken by other countries; (x) the prices and availability of supply chain inputs, including raw materials, labor and home components; (xi) the ability to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Transactions; (xii) the impact of adverse macroeconomic or labor market conditions, including the impacts of inflation and effects of geopolitical instability, on demand for the Company’s products; (xiii) risks relating to certain restrictions during the pendency of the Transactions that may impact our ability or the ability of Sumitomo Forestry to pursue certain business opportunities or strategic transactions; (xiv) risks that the benefits of the Transactions are not realized when and as expected; and (xv) other factors described under Item 1A, “Risk Factors” below, our subsequent Quarterly Reports on Form 10-Q, and in our other reports and filings with the SEC.

The material risks that may affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to, those set forth under the following “Summary of Risk Factors”.
Summary of Risk Factors
Risks Related to the Merger
•Consummation of the Merger is subject to certain conditions, including approval from our stockholders, the receipt of required regulatory approvals, and the satisfaction of other closing conditions, including conditions that may not be satisfied or completed within the expected timeframe, if at all.
•Failure to consummate the Merger in a timely manner, or at all, could negatively impact our Financial Performance and the market price of our common stock.
•The Merger Agreement subjects us to certain restrictions that may impede our ability to operate our business pending the consummation of the Merger.
•Whether or not the Merger is completed, the pendency of the Merger may disrupt our business and adversely affect our Financial Performance.
•The Merger Agreement contains provisions that could discourage a third party from making a competing acquisition proposal.
•We have incurred, and will continue to incur, significant costs as a result of the Merger.
•Litigation challenging the Merger may delay or prevent its completion or result in significant costs.
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
•There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
EXPLANATORY NOTES
As used in this annual report on Form 10-K, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” in this annual report on Form 10-K (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-K) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I.
Item 1.    Business
Our Company
Tri Pointe was founded in April 2009, near the end of an unprecedented downturn in the national homebuilding industry. Since then, we have grown from a Southern California fee homebuilder into a regionally-focused national homebuilder engaged in the design, construction and sale of innovative single-family attached and detached homes in 17 markets across twelve states and the District of Columbia. In early 2024, we announced our expansions into the Orlando and Coastal Carolinas regions. As of December 31, 2025, we had not yet commenced home sales in either Orlando or the Coastal Carolinas.
For purposes of this annual report on Form 10-K, the results of our homebuilding operations are organized into the three reportable segments of which our operations consisted during the year ended December 31, 2025:
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado, Texas and Utah
East Region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
Our growth strategy is to capitalize on high demand in selected “core” markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. As of December 31, 2025, our operations consisted of 156 active selling communities and 32,219 lots owned or controlled. See “Lots Owned or Controlled” below. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, including buyers of entry-level, move-up, luxury and active adult homes. As a result, we build across a variety of base sales price points, ranging from approximately $190,000 to $3.2 million, and home sizes, ranging from approximately 1,240 to 5,300 square feet. For the years ended December 31, 2025 and 2024, we delivered 4,947 and 6,460 homes, respectively, and the average sales price of our new homes delivered was approximately $680,000 and $679,000, respectively.
Announcement of Acquisition by Sumitomo Forestry Co., Ltd.
On February 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Forestry Co., Ltd., a Japanese corporation (kabushiki kaisha) (“Sumitomo Forestry”), and Teton NewCo, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sumitomo Forestry (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Tri Pointe (the “Merger”), with Tri Pointe surviving the Merger as a wholly owned subsidiary of Sumitomo Forestry.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock will be converted into the right to receive $47.00 in cash, without interest (the “Merger Consideration”), except for shares that are (A)(1) held by us as treasury stock; (2) held directly by Sumitomo Forestry or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Sumitomo Forestry or Merger Sub, in each case, immediately prior to the Effective Time (“Owned Company Shares”), or (B) held by a holder who has not voted in favor of the adoption of the Merger Agreement, and has properly and validly demanded appraisal for such shares in accordance, and who complies in all respects, with Section 262 of the DGCL (“Dissenting Shares”). Further, at the Effective Time, each Owned Company Share will automatically be cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share held by any direct or indirect wholly owned subsidiary of the Company will, if any, be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration.
Additionally, at the Effective Time, (i) each restricted stock unit (“RSU”) granted under the Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (“2022 Plan”) granted prior to 2026 and each RSU held by one of our non-employee directors, in each case whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU, multiplied by (B) the Merger Consideration; (ii) each RSU that is not subject to the preceding clause (i) above that is outstanding as of immediately prior to the Effective Time will be cancelled and automatically converted into and substituted with a cash award representing the right to receive, upon each applicable vesting date for such RSU (or if earlier, upon a severance-eligible termination of employment), and subject to the same time-vesting terms and conditions that applied to such

RSU (other than vesting terms providing for accelerated vesting in connection with the Merger), as in effect immediately prior to such conversion, an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU that would have vested on such vesting date had such RSU remained outstanding through such vesting date, multiplied by (B) the Merger Consideration; and (iii) each performance stock unit (“PSU”) granted under the 2022 Plan, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled, and automatically converted into the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such PSU (at maximum performance) multiplied by (B) the Merger Consideration.
At the Effective Time, all Dissenting Shares will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares. If the Merger is consummated, our common stock will be de-listed from The New York Stock Exchange and de-registered under the Exchange Act.
The completion of the Merger is subject to customary closing conditions, including, but not limited to, the (i) approval of the holders of a majority of the outstanding shares of common stock entitled to vote on such matters to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) absence of certain events comprising a material adverse effect on the Company’s business following the date of the Merger Agreement. The obligations of Sumitomo Forestry and Merger Sub to consummate the Merger are not subject to any financing condition.
From the execution of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement and the Effective Time, we will be subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate or engage in discussions or negotiations with, third parties with respect to an acquisition proposal if our board of directors determines in good faith (after consultation with our independent financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes a superior proposal or would reasonably be expected to result in a superior proposal, and the failure to take such actions would be inconsistent with our directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for us, on the one hand, and Sumitomo Forestry and Merger Sub, on the other hand. Upon termination of the Merger Agreement under specified circumstances, including (i) the Company terminating the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal; or (ii) Sumitomo Forestry terminating the Merger Agreement due to our board of directors’ change of its recommendation that stockholders adopt the Merger Agreement and approve the Transactions contemplated thereby, including the Merger, in each case pursuant to and in accordance with the “fiduciary out” provisions of the Merger Agreement, we will be required to pay Sumitomo Forestry a termination fee of $82,336,000. The termination fee will also be payable by us if the Merger Agreement is terminated under certain circumstances and prior to such termination (or at least two business days prior to any stockholder meeting we hold for the purpose of obtaining stockholder approval of the Transactions contemplated by the Merger Agreement, including the Merger, in the case of termination for the failure to receive the requisite stockholder approval), an acquisition proposal has been publicly announced and not publicly withdrawn or not otherwise publicly abandoned, and an acquisition proposal is consummated or we enter into a definitive agreement with respect to an acquisition proposal within one year of the termination. In addition to the foregoing termination rights, and subject to certain limitations, we or Sumitomo Forestry may terminate the Merger Agreement if the Merger is not consummated by August 13, 2026, subject to extension, absent written notice to the contrary by either Sumitomo Forestry or us, for an additional three months if necessary to obtain HSR approval or to resolve an injunction relating to other specified governmental consents.
The Company also made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of our business prior to the consummation of the Merger. The Merger Agreement also provides that we, on the one hand, or Sumitomo Forestry and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. The parties to the Merger Agreement have also agreed to use their respective reasonable best efforts and take certain actions to obtain the requisite regulatory approvals for the Transactions.

The foregoing description of the Merger Agreement and the Transactions does not purport to be complete, and is subject, and qualified in its entirety by reference, to the full text of the Merger Agreement, which has been filed herewith as Exhibit 2.1 and is incorporated by reference herein.
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

Lots Owned or Controlled
As of December 31, 2025, we owned or controlled, pursuant to land option contracts or purchase contracts, an aggregate of 32,219 lots, comprised of 50% lots owned and 50% lots controlled. We refer to lots that are under land option contracts as “controlled.” See “Acquisition Process” below. Lots owned or controlled include our share of lots controlled from our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. The following table presents certain information with respect to our lots owned or controlled as of December 31, 2025.

	Lots Owned	Lots Controlled (1)	Lots Owned or Controlled
West	8,629	3,864	12,493
Central	5,188	8,017	13,205
East	2,137	4,384	6,521
Total	15,954	16,265	32,219
______________________________________________

(1)Lots controlled for Central include 5,356 lots which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

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
As of December 31, 2025, we owned 449 model homes that were either completed or under construction, including 10 homes in backlog. We frequently build model homes at our projects and have them professionally decorated to display design features. In addition, we have invested in online sales solutions, such as virtual tours, online design studios and interactive floorplans, to allow homebuyers to tour our homes virtually rather than physically. We believe that our model homes and digital assets play a significant role in helping homebuyers understand the efficiencies and value provided by each floor plan type. Interior decorations vary among our models and are selected based upon the lifestyles of our homebuyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities. In addition to model homes and our digital assets, homebuyers can gain an understanding of the various design features and options available to them using design studios. At each design studio, homebuyers can meet with a design consultant and are shown the included and upgraded selections available to them.
We typically sell homes using sales contracts that include cash deposits by the purchasers. However, purchasers can generally cancel sales contracts and receive refunds of cash deposits if they are unable to sell their existing home or if they fail to qualify for financing. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. The cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 12% and 10% for the years ended December 31, 2025 and 2024, respectively. Cancellation rates are subject to a variety of factors beyond our control, such as adverse economic conditions and increases in mortgage interest rates. Our inventory of completed and unsold production homes was 681 and 464 homes as of December 31, 2025 and 2024, respectively.

Homebuyer Financing, Title, Escrow and Homeowners Insurance Services
We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified homebuyers a variety of financing options. Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. Our financial services operation (“Tri Pointe Solutions”) is comprised of mortgage financing operations (“Tri Pointe Connect”), our title and escrow services operations (“Tri Pointe Assurance”), and our property and casualty insurance agency operations (“Tri Pointe Advantage”). While our homebuyers may obtain financing from any mortgage provider of their choice, Tri Pointe Connect has acted as a preferred mortgage company to our homebuyers in all of the markets in which we operate, providing mortgage financing options that help facilitate the sale and closing process as well as generating additional fee income for us. Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and both title examinations and escrow services for our homebuyers in Arizona, Colorado, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Additionally, Tri Pointe Assurance provides escrow services for certain of our homebuyers in California through a consolidated financial services joint venture that operates in the state. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Tri Pointe Advantage is a wholly owned subsidiary of Tri Pointe and provides property and casualty agency services that help facilitate the closing process in all of the markets in which we operate. While Tri Pointe Connect was formed as a joint venture with an established mortgage lender and operated as such during the year ended December 31, 2023, effective February 1, 2024, we acquired the minority interest in the joint venture, upon which Tri Pointe Connect became a wholly owned subsidiary of the Company.
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
Backlog
Backlog units reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. The dollar value of backlog was approximately $670.1 million and $1.2 billion as of December 31, 2025 and 2024, respectively. We expect all of our backlog at December 31, 2025 to be converted to deliveries and revenues during 2026, net of cancellations. For information concerning backlog units, the dollar value and average sales price by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.
Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started, governmental trade and other policies, other market conditions, or natural disasters, such as the January 2025 wildfires in Southern California, could cause delays in the delivery of, shortages in, or higher prices for necessary materials, such as concrete or lumber and other forest products. Further, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
Our Financing Strategy
We intend to employ debt and/or equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2025, we had no outstanding debt related to our unsecured revolving credit facility (the “Revolving Facility”) and $450 million in outstanding debt related to a term loan facility (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). As of December 31, 2025, we had $798.1 million available under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit, as well as $982.8 million in cash and cash equivalents. As of December 31, 2025, we had $647.6 million of outstanding senior notes. Our board of directors considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service.
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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of December 31, 2025.
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
We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. The particular environmental laws that apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that as concerns about climate change and other environmental issues continue to grow, homebuilders may be required to comply with new and increasingly stringent laws and regulations, including the climate-related disclosure law enacted by the State of California and any disclosure requirements that may be adopted by the Securities and Exchange Commission (“SEC”) and/or other states, which we anticipate will likewise result in additional compliance costs to us and our suppliers. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. California is especially susceptible to restrictive government regulations and environmental laws. In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects.

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
Human Capital
We are a people-first company that believes in the importance of cultivating a respectful and collaborative environment. We actively recruit passionate, purpose-driven employees who care about positively impacting the lives of our homebuyers and the communities in which we live and work, and strive to be inclusive of different backgrounds, experiences and perspectives in every aspect of our business. We believe that a variety of perspectives brings innovative ideas to the table, and we seek to foster an open and inclusive work environment. In furtherance of our efforts to maintain a healthy workplace culture, we measure employee engagement and satisfaction by conducting team member engagement surveys to ensure that our employees have an opportunity to provide meaningful feedback on their experiences. We also regularly assess and track team member retention and engagement to generate action plans for continued improvement.
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
We are committed to our employees’ overall wellbeing and professional growth and development, and believe in supporting the work-life balance of our employees. We seek to ensure that our compensation, recognition and rewards programs are fair and competitive, align with key business objectives, motivate and reward great performance and increase team member engagement and retention. We design our total rewards (compensation and benefit programs) to offer our employees a comprehensive and compelling value proposition that includes customized training, learning and development programs, tuition reimbursement, paid parental and military leave benefits, paid time off to perform community service, fertility and family forming benefits, and other programs designed to facilitate health and wellness. We also offer eligible employees comprehensive medical plans, dental and vision plan options, employer-paid life insurance with various buy-up and flexible savings/spending accounts. Additionally, we design our short- and long-term incentive programs to align individual incentives and rewards with our mission and strategies, to motivate our employees to achieve top performance in the industry and to attract and retain high-performing talent. To ensure our compensation and benefit programs are designed appropriately to attract and retain talent, we also engage nationally recognized outside compensation and benefits consulting firms and vendors to benchmark our programs against peers and other comparable organizations.
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
As of December 31, 2025, we had 1,579 employees, 696 of whom were executive, management and administrative personnel, 413 of whom were sales and marketing personnel and 470 of whom were involved in field construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and trade partners are good.
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
Risks Related to the Merger
Consummation of the Merger is subject to certain conditions, including approval from our stockholders, the receipt of required regulatory approvals, and the satisfaction of other closing conditions, including conditions that may not be satisfied or completed within the expected timeframe, if at all.
The consummation of the Merger is subject to certain conditions that render uncertain the closing and timing of the Merger. These conditions include, but are not limited to, the (i) approval of the holders of a majority of the outstanding shares of common stock entitled to vote on such matters to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the Transactions under HSR and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) absence of certain events comprising a material adverse effect on the Company’s business following the date of the Merger Agreement. There can be no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), there can be no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the closing of the Merger. Certain of the conditions to consummation of the Merger are not within either our or Sumitomo Forestry’s control, and neither we nor Sumitomo Forestry can predict when or if these conditions will be satisfied (or waived, if applicable). Further, there can be no assurance that the Transactions will receive HSR approval or that such approval will not impose conditions, divestitures, or other requirements.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to operate our business in the ordinary course and not to engage in certain kinds of material transactions prior to closing of the Merger.
Failure to consummate the Merger in a timely manner, or at all, could negatively impact our Financial Performance and the market price of our common stock.
The Merger may not be completed within the timeframe we expect, or at all, as a result of various factors, some of which are beyond our control. If the Merger is not consummated for any reason, including as a result of our stockholders failing to approve the Merger Agreement, our stockholders will not receive any payment for their shares of common stock in connection with the Merger. Instead, we will remain an independent public company, and our shares of common stock will continue to be traded on the New York Stock Exchange and registered under the Exchange Act, and we will be required to continue to file with or submit reports to the SEC.
The market price of our common stock may decline significantly, particularly if the Merger is not completed. The current market price of our common stock may reflect a market assumption that the Merger will be consummated. If the Merger is not consummated, the price of our common stock could decline to the extent that the current market price reflects such assumption, and such decline could be both substantial and/or below the trading price of our common stock prior to the announcement of the Transactions.
Moreover, our ongoing business may be materially and adversely affected, and we would be subject to certain risks, including but not limited to the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could adversely impact our operations including, but not limited to, attracting and retaining employees, customers, partners, contractors, suppliers, trade partners, and others with whom we do business;
•whether or not the Merger is consummated, we will be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken but for the Merger;
•we may be required to pay a substantial cash termination fee to Sumitomo Forestry under certain circumstances contemplated in the Merger Agreement;
•matters relating to the Merger require substantial commitments of time and resources by our management team, which could result in the distraction of management from ongoing business operations; and
•litigation related to the Merger or enforcement proceedings commenced against us to compel performance under the Merger Agreement could result in significant costs, diversion of management time and resources, and potential liability.
If the Merger is not consummated, the risks described above may materialize and may have a material adverse effect on our Financial Performance and stock price.
The Merger Agreement subjects us to certain restrictions that may impede our ability to operate our business pending the consummation of the Merger.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Sumitomo Forestry’s prior consent, from taking certain specified actions until the Merger is completed, subject to certain exceptions. These restrictions include limitations on incurring debt, acquiring or disposing of assets, entering into certain material contracts, paying dividends, and repurchasing stock. These restrictions may affect our ability to enter into certain transactions without Sumitomo Forestry’s consent, which could impede us from pursuing strategic business opportunities or responding effectively to competitive pressures, industry developments (including housing market volatility), and other circumstances. These restrictions could remain in place for an extended period of time if the consummation of the Merger is delayed, which may prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued.
Whether or not the Merger is completed, the pendency of the Merger may disrupt our business and adversely affect our Financial Performance.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers, trade partners, suppliers and others with whom we do business. Our current and prospective employees may experience uncertainty about their future roles following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel while the Merger is pending. Competitors may seek to take advantage of the uncertainty surrounding the Merger to recruit our employees or pursue our customers or trade partners. Parties with which we have business relationships may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their existing business relationships with us. The diversion of management’s attention away from day-to-day business concerns and toward matters relating to the Merger could adversely affect our Financial Performance.
The Merger Agreement contains provisions that could discourage a third party from making a competing acquisition proposal.
The Merger Agreement contains certain customary “no-shop” restrictions on our ability to solicit, initiate, or knowingly encourage alternative acquisition proposals from third parties prior to obtaining stockholder approval of the Merger Agreement, subject to certain customary “fiduciary out” exceptions. In addition, subject to limited exceptions, our board of directors is required to recommend that our stockholders vote in favor of adoption of the Merger Agreement. Under the terms of the Merger Agreement, we may be required to pay a termination fee to Sumitomo Forestry and/or reimburse Sumitomo Forestry for its Merger-related expenses, including in connection with a change in recommendation by our Board of Directors or our entry into a definitive agreement with respect to a superior proposal. The requirement to pay a termination fee could discourage a third party from making a competing acquisition proposal or could result in a third party proposing a lower price than it might otherwise have offered and could negatively affect our liquidity.
We have incurred, and will continue to incur, significant costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses—including regulatory costs, fees for professional services, and other transaction costs—in connection with the Merger. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether the Merger is completed and may relate to activities that we would not have undertaken but for the Merger. If the Merger is not completed, we may not realize any benefits from these expenditures.
Litigation challenging the Merger may delay or prevent its completion or result in significant costs.
Litigation is common in connection with the sale of public companies, regardless of whether the claims have any merit. Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement seeking to challenge the Merger or making other claims in connection therewith. Such lawsuits may seek, among other things, injunctive relief to delay or prevent consummation of the Merger, monetary damages, attorneys’ fees and costs. Even if such lawsuits are without merit, defending against them could result in substantial costs and divert management’s attention and resources. If a court were to grant an injunction prohibiting the consummation of the Merger on the negotiated terms, such injunction could prevent the Merger from becoming effective or delay its completion.
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
Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly for us to do so or force us to increase our selling incentives in order to sell homes. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In addition, the performance of Tri Pointe Solutions largely depends on our homebuilding business, as it provides mortgage loans and other financial services to purchasers of the homes that we build. Accordingly, a decrease in the demand for our homes could also materially and adversely affect the business of Tri Pointe Solutions. Changes in economic or business conditions may result in an increase in the default rate on the mortgages originated by Tri Pointe Connect, which could materially and adversely affect our ability to sell the mortgages to investors (or the pricing we receive upon the sale thereof) or may increase our recourse obligations for previous originations.
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
Most of the purchasers of our homes finance their acquisitions with mortgage financing. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs. In January 2026, the U.S. Federal Open Market Committee (“FOMC”) decided to maintain the current target range for federal funds. We are unable to predict if, or when, the FOMC will change the target range for federal funds or the impact of any such changes on home mortgage interest rates. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs have led, and may in the future lead, to reduced demand for our homes and financial services. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency. Financing contingencies allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. Any of these factors could have a material adverse effect on our Financial Performance.
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
We require raw materials to build our homes. The residential construction industry experiences serious raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, lumber and other building materials. For example, due to shortages of components, such as electronic chips that are commonly used in appliances and other building materials, as well as shipping delays, factory downtime, and other factors, we have experienced and may continue to experience delays in our supply chain, including the ability to timely obtain the raw materials that we require to build our homes, as well as certain other construction materials. Any such shortages can be more severe during periods of strong demand for housing or during periods following natural disasters, such as the January 2025 wildfires in Southern California, that have a significant impact on existing residential and commercial structures. The cost of raw materials may also materially increase as a result of higher tariffs, shortages, or high inflation. Shortages and price increases could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our Financial Performance.
Tax law changes that increase the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our Financial Performance.

Significant expenses associated with owning a home, including mortgage interest expenses and real estate taxes, were generally deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to limitations. Changes in federal or state income tax laws that eliminate or substantially limit these income tax deductions, could increase the after-tax costs of owning a new home for many of our potential homebuyers. The “Tax Cuts and Jobs Act”, which was enacted in December 2017, imposes significant limitations with respect to these income tax deductions. For example, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes was limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest was generally only available with respect to acquisition indebtedness that did not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). While the One Big Beautiful Bill Act increased the maximum amount of state and local taxes that may be deducted for federal income tax purposes for certain taxpayers for tax years 2025 through 2029, these increases remain subject to income-based phase-out limitations, after which the deduction limitation is scheduled to revert to prior levels. These changes, together with other current or future federal, state, or local tax law changes, may not fully offset the increased after-tax cost of homeownership for all potential buyers and could be modified, reduced or eliminated by future legislation. These changes could adversely impact demand for and sales prices of homes, including ours, which could adversely affect our Financial Performance.
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
The U.S. housing markets experience dynamic demand and supply patterns from time to time due to volatile economic conditions, including increased amounts of home and land inventory that entered certain housing markets from foreclosure sales or short sales. In certain periods of market weakness, we have sold homes and land for lower margins or at a loss and have recognized significant inventory impairment charges, and such conditions may recur. Write-downs and impairments have had an adverse effect on our Financial Performance. We review the value of our land holdings on a periodic basis. For the years ended December 31, 2025, 2024 and 2023, we recorded real estate inventory impairment charges of $31.1 million, zero, and $11.5 million, respectively. Further material write-downs and impairments in the value of inventory may be required, and we may sell land or homes at a loss, which could materially and adversely affect our Financial Performance.
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
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizable uninsured loss could materially and adversely affect our Financial Performance.
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
While we anticipate being able to obtain sufficient reliable contractors and subcontractors during times of material shortages and believe that our relationships with contractors and subcontractors are good, we do not have long-term contractual commitments with any contractors or subcontractors, and there can be no assurance that skilled contractors, subcontractors or tradesmen will continue to be available in the areas in which we conduct our operations. Further, due to elevated inflation rates from 2022 to 2025, we have experienced and may continue to experience increases in prevailing costs for skilled contractors and subcontractors. If skilled contractors and subcontractors are not available on a timely basis for a reasonable cost, or if contractors and subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which could lead to reduced levels of homebuyer satisfaction and materially and adversely affect our Financial Performance.
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
The particular impact and requirements of environmental laws and regulations that apply to any given community vary greatly according to the community location, the site’s environmental conditions and the development and use of the site. Any failure to comply with applicable requirements could subject us to fines, penalties, third-party claims or other sanctions. We expect that these environmental requirements will become increasingly stringent in the future, particularly in California. For example, in November 2022, pursuant to the Global Warming Solutions Act of 2006 (AB 32), the California Air Resources Board released a final scoping plan that, among other things, identifies strategies and targets to reduce greenhouse gas emissions, including pathways that contemplate a transition away from natural gas-powered appliances toward electric appliances in new residential construction, subject to further regulatory, legislative or local action. Further, in August 2021, the California Energy Commission (“CEC”) adopted updates to California’s energy code that, among other things, establish electric-ready requirements for electric heating, cooking and vehicle charging effective January 1, 2023 for new permit applications. Compliance with, or liability under, these and other environmental laws and regulations may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development, particularly in environmentally sensitive areas. Further, local and state jurisdictions have adopted regulations that mandate the construction of new homes to increasingly stringent energy efficiency standards or the inclusion in new homes of energy efficient features, such as solar panels. For example, effective January 1, 2020, the CEC mandated the installation of solar panels on all new homes constructed in California. In December 2022, however, the California Public Utilities Commission adopted new rules reducing the compensation provided to homeowners for excess power their solar systems send back to the grid. In addition, several solar providers have entered bankruptcy or ceased conducting business, resulting in disruptions in the supply and installation of solar panel systems. Consequently, there is significant uncertainty in the solar power industry, which could impact the ability of our homeowners to bear the cost of solar panels, including pursuant to a lease agreement, or our ability to timely deliver homes and/or recover any additional construction costs we may incur to comply with applicable law.
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
As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our Financial Performance. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted. For example, California has enacted numerous laws, including the Global Warming Solutions Act of 2006, that are intended to achieve the goal of reducing greenhouse gas emissions. California is expected to continue to adopt significant regulations and additional legislation to achieve reductions in greenhouse gas emissions. In 2023, California enacted two new laws requiring certain businesses to disclose their carbon emissions and climate-related financial risks. Other states and the federal government may also mandate reporting and/or auditing of greenhouse gas emissions. Such requirements, if implemented, are expected to impose significant additional compliance costs and/or burdens on us and our suppliers.
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
Our backlog reflects homes that may close in future periods. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the purchase contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required under the purchase contract. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition and use of sales incentives by competitors, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable mortgage financing, including providing sufficient down payments, and adverse changes in local, regional or national economic conditions. In these circumstances, homebuyers may terminate their existing purchase contracts in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Our cancellation rate was 12% and 10% the years ended December 31, 2025 and 2024, respectively. Cancellation rates may rise significantly in the future. If economic conditions become more uncertain, mortgage financing becomes less available or more expensive, or current homeowners find it difficult to sell their current homes, more homebuyers may cancel their purchase contracts. An increase in the level of home order cancellations could have a material and adverse impact on our Financial Performance.
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
During the year ended December 31, 2025, we had active selling communities in the states of Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Utah, Virginia and Washington, as well as the District of

Columbia. Additionally, in April 2024, we announced our expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. Because our operations currently are limited to these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our Financial Performance and could have a disproportionately greater impact on us than other homebuilders with more diversified operations. Moreover, some or all of these regions could be affected by:
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
Acts of war, any outbreak or escalation of hostilities or geopolitical conflict, acts of terrorism (including cyber-terrorism), civil unrest or public health emergencies, including outbreaks of contagious diseases, such as COVID-19 or other major epidemics or pandemics, have caused and may in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, result in sanctions or export controls that could adversely impact our supply chain, cause shortages of building materials, disrupt utilities, increase costs associated with obtaining building materials, increase the price of gasoline and other fuels, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, affect public health and public perception of health risk, or cause economic changes and/or social instability or distress that we cannot anticipate, all of which could reduce demand for our homes and materially and adversely impact our Financial Performance.

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
Tri Pointe Connect finances its mortgage lending activities through cash on hand as well as the sale of mortgage loans to investors. If Tri Pointe Connect is unable to sell mortgage loans to investors on favorable terms, its ability to originate and sell mortgage loans at competitive prices or at all could be reduced, which would negatively affect our business. In addition, Tri Pointe Connect may depend upon one or more warehouse loan facilities to finance our lending activities. We cannot make any assurances that any available sources will be sufficient to fund Tri Pointe Connect’s mortgage lending activities and/or that Tri Pointe Connect will be able to obtain new or renew its existing warehouse lines on commercially reasonable terms or at all.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings of our senior notes affect, among other things, our ability to access new capital, especially debt, and the costs of that new capital. A substantial portion of our access to capital is through the issuance of senior notes, of which we have $647.6 million outstanding, net of debt issuance costs, as of December 31, 2025. Among other things, we may rely on proceeds of debt issuances to pay the principal of existing senior notes when they mature. Negative changes in the ratings of our senior notes could make it difficult for us to sell senior notes in the future and could result in more stringent covenants and higher interest rates with regard to new senior notes we issue.
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
Repurchases pursuant to any stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
Our Risk Assessment Committee, which is comprised of individuals from our executive leadership team as well as our information technology, risk management, and internal audit departments, meets periodically to discuss our exposure to cyber risks as well as our efforts to mitigate the potential impact of such risks to our business or otherwise transfer such risk, including through the use of insurance products. Additionally, as part of our risk-based approach to cybersecurity:
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
•our employees participate in mandatory cybersecurity training, including a recurring cyber-phishing awareness campaign designed to assess our employees’ awareness of and responses to phishing requests; and
•we distribute a quarterly cybersecurity newsletter to all employees.
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
During the three months ended December 31, 2025, under the Repurchase Program, we repurchased 1,575,362 shares of common stock at an average price of $32.53 for an aggregate dollar amount of $51.2 million. For the year ended December 31, 2025, under the Repurchase Program, we repurchased 8,550,822 shares of common stock at an average price of $32.42 for an aggregate dollar amount of $277.2 million. All shares repurchased in 2025 were under the Repurchase Program, leaving $22.8 million of shares remaining to be purchased under the Repurchase Program as of December 31, 2025.
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
During the three months ended December 31, 2025, we repurchased the following shares pursuant to our Repurchase Program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2025 to October 31, 2025	173,969	$32.52	173,969	$68,409,351
November 1, 2025 to November 30, 2025	873,453	$31.80	873,453	$40,636,619
December 1, 2025 to December 31, 2025	527,940	$33.75	527,940	$22,821,201
Total	1,575,362	$32.53	1,575,362
Stockholder Return Performance Graph
The following performance graph shows a comparison of the cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U.S. Home Construction Index.

Comparison of Cumulative Total Return
Among Tri Pointe Homes, Inc., the S&P 500 Index, and
the Dow Jones U.S. Home Construction Index
$300
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Tri Pointe Homes, Inc.
S&P 500 Index
Dow Jones U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of the dates indicated. The Company’s common stock closing price on December 31, 2025 was $31.47 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.
As of February 10, 2026, we had 54 holders of record of our common stock. We have not paid any dividends on our common stock and currently intend to retain any future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, legal requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on their investment, and stockholders may not be able to sell their shares at or above the price they paid for them. See Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future” of this annual report on Form 10-K.

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
Overview and Outlook
We remain optimistic about the long-term outlook for the housing industry, supported by strong underlying fundamentals, a persistent structural supply–demand imbalance, and favorable demographic trends as Millennials and Gen Z enter their prime home buying years. Over time, housing production has not kept pace with population growth and household formation, reinforcing the need for new supply. In the near term, demand softness is being driven primarily by consumer sentiment rather than underlying employment or household formation fundamentals. While inventory levels have modestly increased and sales activity remains subdued, we believe the market remains fundamentally stable and positioned for improvement as sentiment normalizes.
We are actively navigating the current environment by moderating spec inventory, aligning starts more closely with demand, and managing risk at the market level. We continue to use targeted incentives selectively to support sales activity, with an emphasis on preserving long-term pricing discipline. Our market-by-market approach to price-versus-pace decisions remains critical as conditions shift. Importantly, we continue to execute on our growth strategy by scaling three startup divisions while generating strong and consistent cash flow from our established markets, creating a balanced portfolio that supports financial flexibility and long-term value creation across cycles.
Heading into 2026, our priorities remain operational efficiency, sustainable growth, and strategic expansion. Easing supply chain disruptions have helped reduce production costs and improve cycle times. With a strong balance sheet and disciplined capital allocation, we are confident in our ability to deliver long-term value to our stockholders. Our approach focuses on balanced inventory management and prioritizing return-generating uses of cash, which enables us to optimize short-term performance while laying the foundation for sustained growth and stability in the long term.
On February 13, 2026, we entered into the Merger Agreement with Sumitomo and Merger Sub providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. We have incurred and expect to incur further certain significant costs in connection with the Merger, including but not limited to legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. We currently expect consummation of the Merger, which remains subject to stockholder and regulatory approvals, as well as other customary closing conditions, in the second quarter of 2026. See Part I, Item 1 “Business” and Item 1A, “Risk Factors” above.
In the 2025 fiscal year, we achieved home sales revenue of $3.4 billion, and our homebuilding gross margin percentage was 21.0%, while total sales and general and administrative expense as a percentage of home sales revenue increased to 12.6%. These results led to net income available to common stockholders of $241.1 million, or diluted earnings per share of $2.72. During the year we continued to execute on our stock repurchase program, repurchasing 8,550,822 shares of common stock at an average price of $32.42 for an aggregate dollar amount of $277.2 million, resulting in an 8.6% year-over-year reduction in our shares outstanding. New order volumes and absorption rates were challenged throughout the year as consumer sentiment fluctuated amid elevated policy uncertainty and market volatility. As we continue to navigate the current housing cycle, we remain focused on optimizing capital returns while selectively utilizing strategic incentives to support demand and sustain long-term performance.
Our balance sheet remains strong, as we ended 2025 with $1.8 billion in total liquidity, including cash of $982.8 million and $798.1 million of availability under our unsecured revolving credit facility. During 2025, we generated $161.5 million in net cash provided by operating activities, further strengthening our liquidity position. This balance sheet strength provides us with the financial flexibility to meet our obligations, manage through periods of market volatility, and maintain a disciplined approach to capital deployment as conditions evolve.

Consolidated Financial Data (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Homebuilding:
Home sales revenue	$3,363,814	$4,386,447	$3,654,035
Land and lot sales revenue	31,844	33,064	12,197
Other operations revenue	3,244	3,162	2,971
Total revenues	3,398,902	4,422,673	3,669,203
Cost of home sales	2,657,351	3,363,881	2,838,513
Cost of land and lot sales	29,890	30,591	12,083
Other operations expense	3,174	3,061	2,894
Sales and marketing	193,784	216,518	184,388
General and administrative	230,070	256,038	217,994
Homebuilding income from operations	284,633	552,584	413,331
Equity in income (loss) of unconsolidated entities	2,526	361	(97)
Other income, net	29,439	39,640	39,446
Homebuilding income before income taxes	316,598	592,585	452,680
Financial Services:
Revenues	71,802	70,197	46,001
Expenses	54,622	45,914	31,322
Equity in income of unconsolidated entities	—	—	—
Financial services income before income taxes	17,180	24,283	14,679
Income before income taxes	333,778	616,868	467,359
Provision for income taxes	(92,785)	(158,898)	(118,164)
Net income	240,993	457,970	349,195
Net loss (income) attributable to noncontrolling interests	95	59	(5,493)
Net income available to common stockholders	$241,088	$458,029	$343,702
Earnings per share
Basic	$2.73	$4.87	$3.48
Diluted	$2.72	$4.83	$3.45
Weighted average shares outstanding
Basic	88,172,175	93,985,551	98,679,477
Diluted	88,695,831	94,912,589	99,695,662

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Year Ended December 31, 2025			Year Ended December 31, 2024			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	2,123	69.0	2.6	3,140	71.6	3.7	(32)%	(4)%	(30)%
Central	1,461	60.4	2.0	1,707	61.6	2.3	(14)%	(2)%	(13)%
East	708	21.1	2.8	810	17.2	3.9	(13)%	23%	(28)%
Total	4,292	150.5	2.4	5,657	150.4	3.1	(24)%	—%	(23)%
 Net new home orders for the year ended December 31, 2025 decreased 24% to 4,292, compared to 5,657 for the prior year. The decrease in net new home orders was due to a 23% decrease in monthly absorption rate, while average selling communities were flat. During 2025, we opened 59 communities, compared to 55 in 2024. Although mortgage rates moderated at various points during 2025, consumer sentiment remained volatile, and elevated home prices continued to constrain affordability. As a result, a full normalization of buyer engagement has not yet occurred. While housing supply increased compared to 2024, a structural imbalance between supply and demand persists, which partially offset affordability pressures associated with elevated mortgage rates and significant home price appreciation over the past several years.

Our West segment reported an 32% decrease in net new home orders due to a 30% decrease in monthly absorption rates and a 4% decrease in average selling communities. The decline in monthly absorption rates was experienced across all markets within the West segment, reflecting softer demand conditions and elongated sales cycles. The decrease in average selling communities was primarily attributable to moderated growth expectations in the West, which comprises many of our more mature markets that are now operating closer to optimal scale. Our Central segment reported a 14% decrease in net new home orders due to a 13% decrease in monthly absorption rates and a 2% decrease in average selling communities. While Texas continues to represent a key portion of our Central operations, elevated inventory levels in both the resale and new home markets have contributed to softer buyer demand, as the region continues to experience a period of market stabilization. Despite a modest year-over-year decline in average selling communities, the Central segment remains a key growth focus for the Company. During 2025, we opened 17 communities in the Central segment, compared to 13 in the prior year. We continue to see long-term growth opportunities in the region as we expand into Utah and build additional scale across our Texas markets. Our East segment reported a 13% decrease in net new home orders due to a 28% decrease in monthly absorption rates and a 23% increase in average selling communities. Market conditions in the East were generally consistent with broader company trends, reflecting a housing environment characterized by cautious consumer sentiment and variable demand. During the period, we opened 14 communities compared to 10 in the prior year, demonstrating continued investment in the region. While near-term demand remains pressured, we continue to view the East as a key long-term growth market for the company.
Backlog Units, Backlog Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of December 31, 2025			As of December 31, 2024			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	424	$360,647	$851	807	$653,064	$809	(47)%	(45)%	5%
Central	260	161,398	621	472	281,377	596	(45)%	(43)%	4%
East	178	148,093	832	238	230,161	967	(25)%	(36)%	(14)%
Total	862	$670,138	$777	1,517	$1,164,602	$768	(43)%	(42)%	1%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was 12% and 10% for the years ended December 31, 2025 and 2024, respectively. The dollar value of backlog was approximately $670.1 million as of December 31, 2025, a decrease of $494.5 million, or 42%, compared to $1.2 billion as of December 31, 2024. This decrease was due to a decrease in backlog units of 655, or 43%, to 862 as of December 31, 2025, compared to 1,517 as of December 31, 2024, offset to an extent by the 1% increase in average sales price in backlog to $777,000. While we aim to build backlog at year-end to support future deliveries, we have entered the period with a comfortable level of homes available for sale, which could offset a portion of the backlog decline. The availability of these homes allows us to address buyer demand on shorter timelines and helps mitigate the impact of lower backlog levels on future deliveries.
Backlog dollar value in our West segment decreased 45% compared to the prior year as a result of a 47% decrease in backlog units, offset by a 5% increase in average sales price. The decrease in backlog units was largely due to the 32% decrease in net new home orders during the year, as well as a lower backlog entering 2025, with backlog units down 31% year-over-year at the start of the period. Backlog dollar value in our Central segment decreased 43% compared to the prior year due to a 45% decrease in backlog units, offset by a 4% increase in average sales price. The decrease in backlog units was due primarily to the 14% decrease in net new home orders we experienced in 2025, as well as a lower backlog entering 2025, with backlog units down 37% year-over-year at the start of the period. Backlog dollar value in our East segment decreased by 36% due to a 25% decrease in backlog units and a 14% decrease in average sales price. The decrease in backlog units was largely due to the 13% decrease in net new home orders we experienced in 2025, as well as lower backlog entering 2025, with backlog units down by 39%.

New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Year Ended December 31, 2025			Year Ended December 31, 2024			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	2,506	$1,886,728	$753	3,511	$2,641,125	$752	(29)%	(29)%	—%
Central	1,673	924,290	552	1,989	1,127,972	567	(16)%	(18)%	(3)%
East	768	552,796	720	960	617,350	643	(20)%	(10)%	12%
Total	4,947	$3,363,814	$680	6,460	$4,386,447	$679	(23)%	(23)%	—%

Home sales revenue decreased $1.0 billion, or 23%, to $3.4 billion for the year ended December 31, 2025. The decrease was fully comprised of 23% decrease in new homes delivered to 4,947, while average sales price of new homes delivered remained flat at $680,000. The decrease in deliveries was primarily due to a 35% decrease in backlog units entering 2025 compared to the prior year, as well as weaker order activity during the current year, both of which reflected softer consumer demand and resulted in fewer homes available for delivery.
Home sales revenue in our West segment decreased 29% due to a 29% decrease in new homes delivered on a flat average sales price. The decrease in deliveries was primarily attributable to a 31% reduction in backlog units at the beginning of the year compared to the prior-year period, as well as lower net new home order activity during the year. Home sales revenue in our Central segment decreased 18% due to a 16% decrease in new homes delivered in addition to a 3% decrease in average sales price. This decrease was driven by a 37% decrease in backlog units at the start of the year compared to the prior-year period, as well as lower net new home order activity during the year. Home sales revenue in our East segment decreased by 10% due to a 20% decrease in new homes delivered, offset some by a 12% increase in average sales price. Backlog units at the start of the year were 39% lower than the prior-year period, which was the primary driver of lower new homes delivered.
Homebuilding Gross Margins (dollars in thousands)

	Year Ended December 31,
	2025	%	2024	%
Home sales revenue	$3,363,814	100.0%	$4,386,447	100.0%
Cost of home sales	2,657,351	79.0%	3,363,881	76.7%
Homebuilding gross margin	706,463	21.0%	1,022,566	23.3%
Add: interest in cost of home sales	105,376	3.1%	148,547	3.4%
Add: impairments and lot option abandonments	36,399	1.1%	4,157	0.1%
Adjusted homebuilding gross margin(1)	$848,238	25.2%	$1,175,270	26.8%
Homebuilding gross margin percentage	21.0%		23.3%
Adjusted homebuilding gross margin percentage(1)	25.2%		26.8%
______________________________________

(1)Non-GAAP financial measure (as discussed below).
Our homebuilding gross margin percentage decreased to 21.0% for the year ended December 31, 2025, as compared to 23.3% for the year ended December 31, 2024. The year-over-year decline was primarily driven by $31.1 million of inventory impairment charges, which impacted gross margin by approximately 90 basis points. In addition, the current year margin reflects higher incentives, as we continue to adjust price and pace at the local market level to align with evolving demand dynamics. As affordability pressures persist, we continue to calibrate our pricing strategies, sales pace, and the use of incentives to support absorption while protecting returns. Excluding interest and impairments and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 25.2% for the year ended December 31, 2025 compared to 26.8% for the prior year.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2025	2024	2025	2024
Sales and marketing	$193,784	$216,518	5.8%	4.9%
General and administrative (G&A)	230,070	256,038	6.8%	5.8%
Total sales and marketing and G&A	$423,854	$472,556	12.6%	10.8%

Sales and marketing expense as a percentage of home sales revenue increased to 5.8% for the year ended December 31, 2025 from 4.9% for the year ended December 31, 2024. This increase was largely due to the 23% decrease in home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $193.8 million for the year ended December 31, 2025 compared to $216.5 million in the prior year. The decrease was largely attributable to fewer broker and internal commissions, as these variable costs are directly tied to home sales activity and declined in line with lower revenue.
General and administrative expense as a percentage of home sales revenue increased to 6.8% for the year ended December 31, 2025 from 5.8% for the year ended December 31, 2024. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current-year period, which was down 23%. General and administrative expense decreased by $26.0 million to $230.1 million for the year ended December 31, 2025 from $256.0 million for the year ended December 31, 2024. The decrease in general and administrative expenses is primarily related to lower employee costs.
Total sales and marketing and G&A (“SG&A”) expense decreased $48.7 million, or 10.3%, to $423.9 million for the year ended December 31, 2025 from $472.6 million in the prior year. SG&A as a percentage of home sales revenue increased to 12.6% of home sales revenue for the year ended December 31, 2025 from 10.8% for the year ended December 31, 2024.
Interest
Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $81.5 million and $114.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 was driven primarily by a lower interest burden following the redemption of our $450 million 2024 Senior Notes in May 2024. This decrease was partially offset by a $200 million increase in borrowings under our term loan facility in September 2025.
Other Income, Net
Other income, net for the years ended December 31, 2025 and 2024 was income of $29.4 million and $39.6 million, respectively, with both amounts primarily driven by interest income from our existing cash balances.
Income Tax
For the year ended December 31, 2025, we have recorded a tax provision of $92.8 million based on an effective tax rate of 27.8%. For the year ended December 31, 2024, we recorded a tax provision of $158.9 million based on an effective tax rate of 25.8%. The difference between our effective tax rate for the years ended December 31, 2025 and 2024 and the federal statutory rate was primarily due to state income tax expense, federal energy tax credits, and non-deductible executive and share-based compensation.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $17.2 million for the year ended December 31, 2025, compared to $24.3 million for the prior-year period. This decrease in income from financial services is due primarily to lower new home deliveries and reduced home sales revenue, which resulted in fewer financial services available for capture.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Total Originations:
Loans	2,795	1,262
Principal	$1,493,710	$633,538

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	18%	8%
Other agency	82%	92%
Total agency	100%	100%

Loan Type:
Fixed rate	95%	100%
ARM	5%	—%

Credit Quality:
Average FICO score	755	761

Other Data:
Average combined LTV ratio	79%	77%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	2,835	1,239
Principal	$1,507,215	$620,606
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

			Increase
	December 31,		(Decrease)
	2025	2024	Amount	%
Lots Owned
West	8,629	9,475	(846)	(9)%
Central	5,188	5,437	(249)	(5)%
East	2,137	1,697	440	26%
Total	15,954	16,609	(655)	(4)%
Lots Controlled(1)
West	3,864	4,949	(1,085)	(22)%
Central	8,017	9,841	(1,824)	(19)%
East	4,384	5,091	(707)	(14)%
Total	16,265	19,881	(3,616)	(18)%
Total Lots Owned or Controlled(1)	32,219	36,490	(4,271)	(12)%
______________________________________________

(1)As of December 31, 2025 and 2024, lots controlled included lots that were under land option contracts or purchase contracts. As of December 31, 2025 and 2024, lots controlled for Central include 5,356 and 5,816 lots, respectively, and lots controlled for East include 0 and 14 lots, respectively, which represent our expected share of lots owned by our investments in unconsolidated land development joint ventures.

Total lots owned or controlled as of December 31, 2025 decreased 12% from the prior year, driven by an 18% decrease in lots controlled while lots owned decreased by 4%.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Discussion and analysis of our 2024 fiscal year and the year-over-year comparison of our 2024 financial performance to our 2023 financial performance may be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025, which is available in the “investors” portion of our internet website at www.tripointehomes.com and the SEC’s website at www.sec.gov. This omitted information is not incorporated by reference and is not a part of this annual report on Form 10-K.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the year ended December 31, 2025 were operating expenses, share repurchases, land purchases, land development and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of December 31, 2025, we had $982.8 million of cash and cash equivalents. We believe that we have sufficient cash and sources of financing for at least the next twelve months.
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
Our outstanding Senior Notes contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of December 31, 2025, we were in compliance with the covenants required by our Senior Notes.
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of December 31, 2025 and continues to mature on June 29, 2027.
We had no outstanding debt under the Revolving Facility as of December 31, 2025 and 2024. As of December 31, 2025, we had $450 million outstanding debt under the Term Facility with a variable interest rate of 4.9%. As of December 31, 2025 and 2024, there was $7.2 million and $3.6 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.4 million and $1.5 million as of December 31, 2025 and 2024, respectively.
At December 31, 2025 and 2024, we had outstanding letters of credit of $51.9 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2025, we had $798.1 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2025, the Company had $6.5 million outstanding under two seller-financed loans, compared with $21.0 million outstanding under two such loans as of December 31, 2024. All seller-financed loans were used to acquire lots for the construction of homes. Principal on the existing loans are expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met. One of the seller-financed loans, representing $5.9 million of the total balance, accrues interest at an imputed interest rate of rate of 4.5% per annum. The second seller-financed loan represented $600,000 of the total balance as of December 31, 2025.
As the Merger would otherwise trigger a change in control event of default under the Credit Facility, we intend seek the required consent of our lenders to the transaction prior to closing or, if we do not obtain such consent, terminate the Credit Facility and repay all outstanding amounts thereunder in connection with the closing of the Merger.
Mortgage Repurchase Facilities
As of December 31, 2025, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of December 31, 2025, Tri Pointe Connect had $90.6 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 5.7%, and $109.4 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of December 31, 2025.
As the Merger would otherwise trigger a change in control event of default under each of the Repurchase Agreements, we intend to seek the required consent of our lenders to the transaction prior to closing or, if we do not obtain such consent, terminate the applicable Repurchase Agreement(s) and repay all outstanding amounts thereunder in connection with the closing of the Merger.

Covenant Compliance
Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at December 31,	Covenant Requirement at December 31,
Financial Covenants	2025	2025
Consolidated Tangible Net Worth, as defined	$3,148,664	$2,343,366
(Not less than $1.58 billion plus 50% of net income and 50% of the net proceeds from equity offerings after March 31, 2022)
Leverage Test	5.7%	≤60%
(Not to exceed 60%)
Interest Coverage Test	6.4	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.

As of December 31, 2025, we were in compliance with all of the above financial covenants.

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
During the three months ended December 31, 2025, under the Repurchase Program, we repurchased 1,575,362 shares of common stock at an average price of $32.53 for an aggregate dollar amount of $51.2 million. For the year ended December 31, 2025, under the Repurchase Program, we repurchased 8,550,822 shares of common stock at an average price of $32.42 for an aggregate dollar amount of $277.2 million. All shares repurchased in 2025 were under the Repurchase Program, leaving $22.8 million of shares remaining to be purchased under the Repurchase Program as of December 31, 2025.
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
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of debt-to-capital and the ratio of net debt-to-net capital are calculated as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Loans payable	$456,468	$270,970
Senior notes	647,586	646,534
Mortgage repurchase facilities	90,570	104,098
Total debt	1,194,624	1,021,602
Less: mortgage repurchase facilities	(90,570)	(104,098)
Total homebuilding debt	1,104,054	917,504
Stockholders’ equity	3,315,834	3,335,710
Total capital	$4,419,888	$4,253,214
Ratio of homebuilding debt-to-capital(1)	25.0%	21.6%

Total homebuilding debt	$1,104,054	$917,504
Less: Cash and cash equivalents	(982,814)	(970,045)
Net homebuilding debt	121,240	(52,541)
Stockholders’ equity	3,315,834	3,335,710
Net capital	$3,437,074	$3,283,169
Ratio of net homebuilding debt-to-net capital(2)	3.5%	(1.6)%
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

Cash Flows—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The comparison of cash flows for the years ended December 31, 2025 and 2024 is as follows:
•Net cash provided by operating activities decreased by $534.6 million to $161.5 million in 2025 from $696.1 million in 2024. The change was primarily comprised of (i) a decrease in net income to $241.0 million in 2025 compared to $458.0 million in 2024, (ii) an increase in cash used related to real estate inventories of $257.5 million in 2025, and (iii) a decrease in cash provided by receivables of $148.7 million, offset by (iv) other normal fluctuations, including changes in other assets, accounts payable, accrued expenses and other liabilities and deferred income taxes.
•Net cash used in investing activities was $45.8 million in 2025 compared to $63.5 million in 2024. The decrease in net cash used in investing activities of $17.6 million was due primarily to a $26.9 million decrease in investments in unconsolidated entities, in addition to a $1.0 million increase in distributions received from unconsolidated entities.
•Net cash used in financing activities decreased to $102.9 million in 2025 from $531.5 million in 2024. This decrease was primarily attributable to the $450 million redemption of 5.875% Senior Notes due 2024 in May 2024, which did not recur in 2025, partially offset by an additional $200 million of borrowing under our term loan in September 2025. Share repurchases increased by $130.7 million to $277.4 million in 2025 compared to $146.7 million in 2024.
As of December 31, 2025, our cash and cash equivalents balance was $982.8 million.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. When market conditions are such that land values are not appreciating, existing option agreements may become less desirable, at which time we may elect to forfeit deposits and pre-acquisition costs and terminate the agreements. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of December 31, 2025, we had $209.6 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $2.1 billion (net of deposits).
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

As of December 31, 2025, we held equity investments in fifteen active homebuilding partnerships or limited liability companies and one financial services limited liability company. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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
Inflation
The escalating inflation in the U.S. economy that gained traction in 2022 adversely impacted the homebuilding industry, causing increased costs in land, building materials, construction services, warranty repairs, and employee compensation and benefits. In addition, inflation contributed to higher mortgage rates, which significantly affects the affordability of mortgage financing to homebuyers, while also raising the costs of financing new land acquisition, as well as existing land development and construction. Higher interest rates and materials/labor costs may lower gross margins, especially during a period of declining home prices. While above-trend inflation persisted through 2025, it is noteworthy that inflation has exhibited a sustained period of easing, which has provided a degree of relief. While we attempt to pass on cost increases to homebuyers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of December 31, 2025, mortgage loans held for sale had an aggregate estimated fair value of $98.5 million and an aggregate outstanding principal balance of $97.7 million, compared to an aggregate estimated fair value of $115.0 million and an aggregate outstanding principal balance of $113.8 million as of December 31, 2024. For the year ended December 31, 2025, we recorded an unrealized loss of $356,000 related to mortgage loans held for sale, compared to an unrealized gain of $1.2 million for the year ended December 31, 2024.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2025, 2024 and 2023, we recorded real estate inventory impairment charges of $31.1 million, zero, and $11.5 million, respectively.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2025. From time to time, we enter into forward mortgage commitment arrangements in connection with home sales, which are used to support buyer financing and are not entered into for trading or speculative purposes. We have not entered into and currently do not hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Note Concerning Forward-Looking Statements.”
The table below details the principal amount and the average interest rates for the outstanding debt for each category based upon the expected maturity or disposition dates. The fair value of our debt, which consists of the Credit Facility, two seller-financed loans and Senior Notes, is based on quoted market prices for the same or similar instruments as of December 31, 2025.

	Expected Maturity Date
								Estimated
December 31,	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(dollars in thousands)
Liabilities:
Variable rate debt	$—	$450,000	$—	$—	$—	$—	$450,000	$450,000
Weighted average interest rate	—%	4.9%	—%	—%	—%	—%	4.9%
Fixed rate debt	$6,468	$300,000	$350,000	$—	$—	$—	$656,468	$664,356
Weighted average interest rate	4.5%	5.3%	5.7%	—%	—%	—%	5.5%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tri Pointe Homes, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tri Pointe Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Irvine, California
February 26, 2026

Item 9B.    Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated by reference from the information contained in our proxy statement relating to our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) under the captions “Board of Directors,” “Management,” and “Corporate Governance.”

Item 11.    Executive Compensation
The information required in response to this item is incorporated by reference to our 2026 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this item is incorporated by reference to our 2026 Proxy Statement under the captions “Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated by reference to our 2026 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services
The information required in response to this item is incorporated by reference to our 2026 Proxy Statement under the caption “Audit Committee Matters.”

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
2.1
Agreement and Plan of Merger, dated as of February 13, 2026, by and among Tri Pointe Homes, Inc., Sumitomo Forestry Co., Ltd. and Teton NewCo, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed February 13, 2026))

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

3.4	Amendment to the Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed February 13, 2026))

4.1	Specimen Common Stock Certificate of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (filed February 19, 2021))

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

10.9
Fifth Modification Agreement, dated as of April 30, 2025, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 1, 2025))

10.10
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

10.56†	Form of Performance-Based Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 27, 2023))

10.57†
Form of Performance-Based Restricted Stock Unit Award Agreement (Pre-Tax Earnings) (Executive Form) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 24, 2025))

10.58†
Form of Performance-Based Restricted Stock Unit Award Agreement (Revenue) (Executive Form) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed April 24, 2025))

10.59†	Form of Time-Vested Restricted Stock Unit Award Agreement (Executive Form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed April 24, 2025))

10.60†
Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Douglas F. Bauer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed October 24, 2024))

10.61†
Amended and Restated Executive Employment Agreement dated as of August 29, 2024 between Tri Pointe Homes, Inc. and Thomas J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed October 24, 2024))

10.62†
Form of Indemnification Agreement between Tri Pointe Homes Holdings, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1 (filed Dec. 21, 2012))

10.63†
Form of Amendment to Indemnification Agreement between Tri Pointe Homes, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed July 7, 2015))

10.64†	Form of Severance and Change in Control Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed July 25, 2019))

10.65†	Executive Letter Agreement dated as of February 13, 2026 between Tri Pointe Homes, Inc. and Douglas F. Bauer

10.66†	Executive Letter Agreement dated as of February 13, 2026 between Tri Pointe Homes, Inc. and Thomas J. Mitchell

10.67†	Executive Letter Agreement dated as of February 13, 2026 between Tri Pointe Homes, Inc. and Glenn J. Keeler

10.68†	Executive Letter Agreement dated as of February 13, 2026 between Tri Pointe Homes, Inc. and David C. Lee

19.1	Tri Pointe Homes, Inc. Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (filed February 21, 2025))

21.1	List of subsidiaries of Tri Pointe Homes, Inc.

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes‑Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes‑Oxley Act of 2002

97†	Tri Pointe Homes, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (filed February 22, 2024))

101	The following materials from Tri Pointe Homes, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2025, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101)

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
†	Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tri Pointe Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tri Pointe Homes, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Warranty Reserves
Description of the Matter
At December 31, 2025, the Company’s warranty reserves balance was $124.1 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company’s warranty reserves represent estimated future costs that are based on an actuarial analysis that uses the Company’s historical claim and expense data, as well as industry data.

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
Irvine, California
February 26, 2026

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$982,814	$970,045
Receivables, net	147,250	111,613
Real estate inventories	3,178,248	3,153,459
Investments in unconsolidated entities	183,075	173,924
Mortgage loans held for sale	98,514	115,001
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	43,132	45,975
Other assets	187,899	164,495
Total assets	$4,977,535	$4,891,115
Liabilities
Accounts payable	$41,693	$68,228
Accrued expenses and other liabilities	425,289	465,563
Loans payable	456,468	270,970
Senior notes, net	647,586	646,534
Mortgage repurchase facilities	90,570	104,098
Total liabilities	1,661,606	1,555,393
Commitments and contingencies (Note 13)
Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 84,478,836 and 92,451,729 shares issued and outstanding at December 31, 2025 and 2024, respectively	844	925
Additional paid-in capital	—	—
Retained earnings	3,314,990	3,334,785
Total stockholders’ equity	3,315,834	3,335,710
Noncontrolling interests	95	12
Total equity	3,315,929	3,335,722
Total liabilities and equity	$4,977,535	$4,891,115
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Homebuilding:
Home sales revenue	$3,363,814	$4,386,447	$3,654,035
Land and lot sales revenue	31,844	33,064	12,197
Other operations revenue	3,244	3,162	2,971
Total revenues	3,398,902	4,422,673	3,669,203
Cost of home sales	2,657,351	3,363,881	2,838,513
Cost of land and lot sales	29,890	30,591	12,083
Other operations expense	3,174	3,061	2,894
Sales and marketing	193,784	216,518	184,388
General and administrative	230,070	256,038	217,994
Homebuilding income from operations	284,633	552,584	413,331
Equity in income (loss) of unconsolidated entities	2,526	361	(97)
Other income, net	29,439	39,640	39,446
Homebuilding income before income taxes	316,598	592,585	452,680
Financial Services:
Revenues	71,802	70,197	46,001
Expenses	54,622	45,914	31,322
Equity in income of unconsolidated entities	—	—	—
Financial services income before income taxes	17,180	24,283	14,679
Income before income taxes	333,778	616,868	467,359
Provision for income taxes	(92,785)	(158,898)	(118,164)
Net income	240,993	457,970	349,195
Net loss (income) attributable to noncontrolling interests	95	59	(5,493)
Net income available to common stockholders	$241,088	$458,029	$343,702
Earnings per share
Basic	$2.73	$4.87	$3.48
Diluted	$2.72	$4.83	$3.45
Weighted average shares outstanding
Basic	88,172,175	93,985,551	98,679,477
Diluted	88,695,831	94,912,589	99,695,662
 See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Number of Common Shares (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	101,017,708	$1,010	$3,685	$2,827,694	$2,832,389	$4,142	$2,836,531
Net income	—	—	—	343,702	343,702	5,493	349,195
Shares issued under share-based awards, net	814,079	8	862	—	870	—	870
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,806)	—	(9,806)	—	(9,806)
Stock-based compensation expense	—	—	19,919	—	19,919	—	19,919
Share repurchases	(6,301,275)	(63)	(176,053)	—	(176,116)	—	(176,116)
Distributions to noncontrolling interests, net	—	—	—	—	—	(6,955)	(6,955)
Reclass the negative APIC to retained earnings	—	—	161,393	(161,393)	—	—	—
Balance at December 31, 2023	95,530,512	955	—	3,010,003	3,010,958	2,680	3,013,638
Net income	—	—	—	458,029	458,029	(59)	457,970
Shares issued under share-based awards	885,754	8	1,032	—	1,040	—	1,040
Tax withholding paid on behalf of employees for share-based awards	—	—	(18,751)	—	(18,751)	—	(18,751)
Stock-based compensation expense		—	33,509	—	33,509	—	33,509
Share repurchases	(3,964,537)	(38)	(147,769)	—	(147,807)	—	(147,807)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,609)	(2,609)
Acquisition of joint venture minority interest	—	—	(1,268)		(1,268)	—	(1,268)
Reclass the negative APIC to retained earnings	—	—	133,247	(133,247)	—	—	—
Balance at December 31, 2024	92,451,729	925	—	3,334,785	3,335,710	12	3,335,722
Net income	—	—	—	241,088	241,088	(95)	240,993
Shares issued under share-based awards	577,929	6	(6)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(11,815)	—	(11,815)	—	(11,815)
Stock-based compensation expense		—	30,829	—	30,829	—	30,829
Share repurchases	(8,550,822)	(87)	(279,844)	—	(279,931)	—	(279,931)
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	178	131
Reclass the negative APIC to retained earnings	—	—	260,836	(260,836)	—	—	—
Balance at December 31, 2025	84,478,836	$844	$—	$3,314,990	$3,315,834	$95	$3,315,929
See accompanying notes.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$240,993	$457,970	$349,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,269	31,018	26,852
Equity in loss (income) of unconsolidated entities, net	(2,526)	(361)	97
Deferred income taxes, net	2,843	(7,978)	(3,145)
Amortization of stock-based compensation	30,829	33,509	19,919
Charges for impairments and lot option abandonments	36,399	4,157	14,157
Fair value adjustment on mortgage loans held for sale	356	(1,169)	—
Gain on increase in carrying amount of investment	—	(3,495)	—
Returns on investments in unconsolidated entities, net	3,044	—	—
Changes in assets and liabilities:
Real estate inventories	(74,771)	182,723	(172,726)
Mortgage loans held for sale	16,131	(113,832)	—
Receivables	(35,637)	113,023	(55,187)
Other assets	(7,646)	(13,947)	5,434
Accounts payable	(26,404)	3,395	2,509
Accrued expenses and other liabilities	(52,420)	11,049	8,156
Net cash provided by operating activities	161,460	696,062	195,261
Cash flows from investing activities:
Purchases of property and equipment	(32,916)	(23,298)	(25,376)
Proceeds from sale of property and equipment	—	717	—
Investments in unconsolidated entities	(46,260)	(73,189)	(16,969)
Distributions from unconsolidated entities	33,357	32,317	15,927
Net cash used in investing activities	(45,819)	(63,453)	(26,418)
Cash flows from financing activities:
Borrowings from debt	201,600	420	910
Repayment of debt	(16,102)	(467,787)	—
Debt issuance costs	(5,251)	(1)	(14)
Borrowings on mortgage repurchase facilities	1,497,185	633,128	—
Repayments on mortgage repurchase facilities	(1,510,713)	(529,030)	—
Proceeds from land bank financing arrangement	19,576	—	—
Distributions to noncontrolling interests	—	(3,877)	(6,955)
Proceeds from issuance of common stock under share-based awards	—	1,040	870
Tax withholding paid on behalf of employees for share-based awards	(11,815)	(18,751)	(9,806)
Share repurchases	(277,352)	(146,659)	(174,559)
Net cash used in financing activities	(102,872)	(531,517)	(189,554)
Net increase (decrease) in cash and cash equivalents	12,769	101,092	(20,711)
Cash and cash equivalents - beginning of year	970,045	868,953	889,664
Cash and cash equivalents - end of year	$982,814	$970,045	$868,953
 See accompanying notes.

TRI POINTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Maryland, Nevada, North Carolina, South Carolina, Texas, Utah, Virginia, and Washington, and the District of Columbia. In April 2024, we announced our expansion into Orlando, Florida, and the Coastal Carolinas area, which includes parts of Georgia and South Carolina. As of December 31, 2025, we had not yet commenced significant homebuilding operations in these new markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries as well as other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The noncontrolling interests as of December 31, 2025 and 2024 represent the outside owners’ interests in the Company’s consolidated entities and the net equity of the VIE owners. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of December 31, 2025, mortgage loans held for sale had an aggregate estimated fair value of $98.5 million and an aggregate outstanding principal balance of $97.7 million, compared to an aggregate estimated fair value of $115.0 million and an aggregate outstanding principal balance of $113.8 million as of December 31, 2024. For the year ended December 31, 2025, we recorded an unrealized loss of $356,000 related to mortgage loans held for sale, compared to an unrealized gain of $1.2 million for the year ended December 31, 2024.

Title and escrow services operations
Tri Pointe Assurance provides title examinations for our homebuyers in the Carolinas and both title examinations and escrow services for our homebuyers in Arizona, Colorado, the District of Columbia, Maryland, Nevada, Texas, Washington and Virginia. Additionally, Tri Pointe Assurance provides escrow services for certain of our homebuyers in California through a consolidated financial services joint venture that operates in the state. Tri Pointe Assurance is a wholly owned subsidiary of Tri Pointe and acts as a title agency for First American Title Insurance Company. Revenue from our title and escrow services operations is fully recognized at the time of the consummation of the home sales transaction, at which time no further performance obligations are left to be satisfied. Tri Pointe Assurance revenue is included in the Financial Services section of our consolidated statements of operations.
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
We perform a quarterly review for indicators of impairment. If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. It is reasonably possible that changes in market conditions could change management’s estimates of future cash inflows and outflows, leading to future impairment charges. For the years ended December 31, 2025, 2024 and 2023, we recorded real estate inventory impairment charges of $31.1 million, zero, and $11.5 million, respectively.
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
New Accounting Standards
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025, and was adopted by the Company in this Annual Report on Form 10-K. The adoption impacted our income tax disclosures but did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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
West Region: Arizona, California, Nevada and Washington
Central Region: Colorado, Texas and Utah
East Region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of December 31, 2025.
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
Our Chief Executive Officer (CEO) is our Chief Operating Decision Maker (CODM) and reviews segment performance to make resource allocation decisions. The CODM evaluates each segment based on revenue, income (loss) before income taxes, and other key nonfinancial homebuilding metrics to guide strategic decisions.
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,886,728	$924,290	$552,796	$3,363,814	$—	$—	$3,363,814
Land and lot sales revenue	25,263	6,581	—	31,844	—	—	31,844
Other operations revenue	3,221	18	5	3,244	—	—	3,244
Financial services revenue	—	—	—	—	71,802	—	71,802
Total revenues	1,915,212	930,889	552,801	3,398,902	71,802	—	3,470,704
Cost of home sales	(1,477,045)	(727,519)	(440,833)	(2,645,397)	—	(11,954)	(2,657,351)
Cost of land and lot sales	(22,350)	(7,567)	—	(29,917)	—	27	(29,890)
Other operations expense	(3,174)	—	—	(3,174)	—	—	(3,174)
Sales and marketing	(99,856)	(61,442)	(30,145)	(191,443)	—	(2,341)	(193,784)
General and administrative	(72,237)	(35,938)	(31,314)	(139,489)	—	(90,581)	(230,070)
Financial services expense	—	—	—	—	(54,622)	—	(54,622)
Income (loss) from operations	240,550	98,423	50,509	389,482	17,180	(104,849)	301,813
Equity in income (loss) of unconsolidated entities	52	2,478	(4)	2,526	—	—	2,526
Other income, net	350	1,695	44	2,089	—	27,350	29,439
Income (loss) before income taxes	$240,952	$102,596	$50,549	$394,097	$17,180	$(77,499)	$333,778

	Year Ended December 31, 2024
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$2,641,125	$1,127,972	$617,350	$4,386,447	$—	$—	$4,386,447
Land and lot sales revenue	17,786	14,894	384	33,064	—	—	33,064
Other operations revenue	3,122	32	8	3,162	—	—	3,162
Financial services revenue	—	—	—	—	70,197	—	70,197
Total revenues	2,662,033	1,142,898	617,742	4,422,673	70,197	—	4,492,870
Cost of home sales	(2,032,289)	(846,401)	(471,099)	(3,349,789)	—	(14,092)	(3,363,881)
Cost of land and lot sales	(17,015)	(13,302)	(274)	(30,591)	—	—	(30,591)
Other operations expense	(3,061)	—	—	(3,061)	—	—	(3,061)
Sales and marketing	(116,841)	(67,349)	(30,795)	(214,985)	—	(1,533)	(216,518)
General and administrative	(84,046)	(34,990)	(30,764)	(149,800)	—	(106,238)	(256,038)
Financial services expense	—	—	—	—	(45,914)	—	(45,914)
Income (loss) from operations	408,781	180,856	84,810	674,447	24,283	(121,863)	576,867
Equity in (loss) income of unconsolidated entities	(38)	395	4	361	—	—	361
Other income, net	735	758	28	1,521	—	38,119	39,640
Income (loss) before income taxes	$409,478	$182,009	$84,842	$676,329	$24,283	$(83,744)	$616,868

	Year Ended December 31, 2023
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$2,408,704	$746,752	$498,579	$3,654,035	$—	$—	$3,654,035
Land and lot sales revenue	1,676	10,521	—	12,197	—	—	12,197
Other operations revenue	2,938	30	3	2,971	—	—	2,971
Financial services revenue	—	—	—	—	46,001	—	46,001
Total revenues	2,413,318	757,303	498,582	3,669,203	46,001	—	3,715,204
Cost of home sales	(1,872,561)	(576,904)	(384,992)	(2,834,457)	—	(4,056)	(2,838,513)
Cost of land and lot sales	(2,240)	(9,840)	(3)	(12,083)	—	—	(12,083)
Other operations expense	(2,894)	—	—	(2,894)	—	—	(2,894)
Sales and marketing	(110,202)	(48,532)	(24,308)	(183,042)	—	(1,346)	(184,388)
General and administrative	(78,655)	(30,633)	(24,052)	(133,340)	—	(84,654)	(217,994)
Financial services expense	—	—	—	—	(31,322)	—	(31,322)
Income (loss) from operations	346,766	91,394	65,227	503,387	14,679	(90,056)	428,010
Equity in income (loss) of unconsolidated entities	9	(35)	(71)	(97)	—	—	(97)
Other income, net	351	270	(810)	(189)	—	39,635	39,446
Income (loss) before income taxes	$347,126	$91,629	$64,346	$503,101	$14,679	$(50,421)	$467,359

    Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	December 31, 2025	December 31, 2024
Real estate inventories
West	$1,902,818	$1,928,257
Central	794,189	791,171
East	481,241	434,031
Total	$3,178,248	$3,153,459

Total assets(1)
West	$2,187,263	$2,186,696
Central	1,038,430	1,014,811
East	530,401	473,874
Corporate	1,064,313	1,041,646
Total homebuilding assets	4,820,407	4,717,027
Financial services	157,128	174,088
Total	$4,977,535	$4,891,115
(1) Total assets as of December 31, 2025 and 2024 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of December 31, 2025 and 2024 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Income available to common stockholders	$241,088	$458,029	$343,702
Denominator:
Basic weighted-average shares outstanding	88,172,175	93,985,551	98,679,477
Effect of dilutive shares:
Stock options and unvested restricted stock units	523,656	927,038	1,016,185
Diluted weighted-average shares outstanding	88,695,831	94,912,589	99,695,662
Earnings per share
Basic	$2.73	$4.87	$3.48
Diluted	$2.72	$4.83	$3.45
Antidilutive stock options not included in diluted earnings per share	1,936,719	1,279,064	2,939,126

4.    Receivables, Net
Receivables, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Other accounts receivable and escrow proceeds	$78,229	$43,074
Warranty insurance receivable (Note 13)	69,021	68,539
Total receivables	$147,250	$111,613

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both December 31, 2025 and 2024, respectively.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Real estate inventories owned:
Homes completed or under construction	$1,038,990	$1,294,928
Land under development	1,445,671	1,174,564
Land held for future development	159,627	157,348
Model homes	304,742	285,550
Total real estate inventories owned	2,949,030	2,912,390
Real estate inventories not owned:
Land purchase and land option deposits	209,642	241,069
Consolidated inventory not owned	19,576	—
Total real estate inventories not owned	229,218	241,069
Total real estate inventories	$3,178,248	$3,153,459

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest incurred	$81,496	$114,949	$147,169
Interest capitalized	(81,496)	(114,949)	(147,169)
Interest expensed	$—	$—	$—
Capitalized interest in beginning inventory	$186,370	$221,647	$191,411
Interest capitalized as a cost of inventory	81,496	114,949	147,169
Interest previously capitalized as a cost of inventory, included in cost of sales	(106,566)	(150,226)	(116,933)
Capitalized interest in ending inventory	$161,300	$186,370	$221,647

Interest is capitalized to real estate inventory during development and other qualifying activities. Interest that is capitalized to real estate inventory is included in cost of home sales as related units are delivered.
Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land option abandonments consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Real estate inventory impairments	$31,097	$—	$11,500
Land and lot option abandonments and pre-acquisition costs	5,302	4,157	2,657
Total	$36,399	$4,157	$14,157

We recorded real estate inventory impairment charges of $31.1 million during the year ended December 31, 2025, comprised of $11.0 million in the West reporting segment, $4.8 million in the Central reporting segment, and $15.3 million in the East reporting segment. These impairment charges related to active communities where the carrying value of the communities exceeded their fair value based on a discounted cash flows analysis with the discount rates used to calculate fair value ranging from 10% to 15%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with these communities. During the year ended December 31, 2023, we recorded real estate inventory impairment charges of $11.5 million related to one community in the West segment where the carrying value of the real estate inventory exceeded its estimated fair value based on a discounted cash flow analysis where the discount rate used to calculate fair value was 10%. We did not incur any impairment charges during the year ended December 31, 2024.
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

6.    Investments in Unconsolidated Entities
As of December 31, 2025, we held equity investments in fifteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
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
Assets and liabilities of unconsolidated entities (in thousands):

	December 31,
	2025	2024
Assets
Cash	$34,867	$35,130
Receivables	446	1,777
Real estate inventories	695,084	628,729
Other assets	615	7,198
Total assets	$731,012	$672,834
Liabilities and equity
Debt obligations and other liabilities	$217,956	$198,543
Company’s equity	183,075	173,924
Outside interests’ equity	329,981	300,367
Total liabilities and equity	$731,012	$672,834

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
As of December 31, 2025 and 2024, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At December 31, 2025 and 2024, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $177.6 million and $185.8 million, respectively.
Results of operations from unconsolidated entities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales	$158,359	$130,127	$99,494
Other operating expense	(150,284)	(131,659)	(100,135)
Other expense	1,963	2,051	438
Net (loss) income	$10,038	$519	$(203)
Company’s equity in (loss) income of unconsolidated entities	$2,526	$361	$(97)
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
The following provides a summary of our interests in land option agreements (in thousands):

	December 31, 2025		December 31, 2024
	Deposits	Remaining Purchase Price	Deposits	Remaining Purchase Price
Unconsolidated VIEs	$201,640	$1,960,508	$224,319	$1,976,828
Other land option agreements	8,002	108,850	16,750	231,059
Total	$209,642	$2,069,358	$241,069	$2,207,887

Unconsolidated VIEs represent VIEs for which the Company’s land option agreement represents a variable interest in the VIE and the Company was not the primary beneficiary. Other land option agreements were not considered VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land option contracts consisted of capitalized pre-acquisition costs of $13.1 million and $9.3 million as of December 31, 2025 and 2024, respectively. These pre-acquisition costs were included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of December 31, 2025 and December 31, 2024, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of December 31, 2025 and December 31, 2024, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
In accordance with ASC Topic 350, Intangibles-Goodwill and Other, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. We have performed our annual goodwill impairment evaluation as of October 1, 2025.
For our West, Central and East reporting units, we performed a qualitative assessment to determine whether it is more likely than not that their fair value is less than their carrying amount. For our West reporting unit, we elected to perform a quantitative assessment to determine whether its fair value exceeded its carrying amount. Upon completion of the October 1, 2025 annual impairment assessment, we determined that no goodwill impairment was indicated. As of December 31, 2025, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
An impairment of our indefinite-lived intangible asset is based on a comparison of its fair value to book value, without consideration of any recoverability due to the indefinite nature of the asset. As of December 31, 2025, we believe that our indefinite-lived intangible asset continues to have an indefinite life and that its fair value exceeds its carrying value.
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

9.    Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$12,377	$11,600
Refundable fees and other deposits	18,913	19,772
Development rights, held for future use or sale	845	845
Deferred loan costs	7,181	3,637
Operating properties and equipment, net	61,212	58,219
Lease right-of-use assets	75,840	66,273
Income tax receivable	6,377	—
Other	5,154	4,149
Total	$187,899	$164,495

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll and related costs	$50,938	$77,609
Warranty reserves (Note 13)	124,103	116,150
Estimated cost for completion of real estate inventories	92,623	117,927
Customer deposits	23,757	41,439
Liabilities related to inventory not owned	19,576	—
Accrued income taxes payable	2,764	8,791
Accrued interest	4,714	4,891
Other tax liabilities	3,910	2,521
Lease liabilities	88,386	78,067
Other	14,518	18,168
Total	$425,289	$465,563

11.    Senior Notes and Loans Payable
Senior Notes
Senior notes consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Discount and deferred loan costs	(2,414)	(3,466)
Total	$647,586	$646,534
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

As of December 31, 2025 and December 31, 2024 there was $2.4 million and $3.5 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheet, that will amortize over the lives of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million at both December 31, 2025 and 2024.
Loans Payable
    The Company’s outstanding loans payable consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Term loan facility	$450,000	$250,000
Seller-financed loans	6,468	20,970
Total	$456,468	$270,970
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of December 31, 2025 and continues to mature on June 29, 2027.
We had no outstanding debt under the Revolving Facility as of December 31, 2025 and 2024. As of December 31, 2025, we had $450 million outstanding debt under the Term Facility with a variable interest rate of 4.9%. As of December 31, 2025 and 2024, there was $7.2 million and $3.6 million, of capitalized debt financing costs. These costs related to the Credit Facility will amortize over the remaining term of the Credit Facility and are included in other assets on our consolidated balance sheets. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.4 million and $1.5 million as of December 31, 2025 and 2024, respectively.
At December 31, 2025 and 2024, we had outstanding letters of credit of $51.9 million and $55.6 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of December 31, 2025, we had $798.1 million of availability under the Credit Facility after considering the borrowing base provisions and outstanding letters of credit.
As of December 31, 2025, the Company had $6.5 million outstanding under two seller-financed loans, compared with $21.0 million outstanding under two such loans as of December 31, 2024. All seller-financed loans were used to acquire lots for the construction of homes. Principal on the existing loans are expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met. One of the seller-financed loans, representing $5.9 million of the total balance, accrues interest at an imputed interest rate of 4.5% per annum. The second seller-financed loan represented $600,000 of the total balance as of December 31, 2025.

Interest Incurred
During the years ended December 31, 2025 and 2024, the Company incurred interest of $81.5 million and $114.9 million, respectively, related to all notes payable and Senior Notes outstanding during the period. All interest incurred was capitalized to inventory for the years ended December 31, 2025 and 2024, respectively. Included in interest incurred was amortization of deferred financing and Senior Notes discount costs of $2.8 million and $3.7 million for the years ended December 31, 2025 and 2024, respectively. Accrued interest related to all outstanding debt at December 31, 2025 and 2024 was $4.7 million and $4.9 million, respectively.
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
The Company was in compliance with all applicable financial covenants as of December 31, 2025 and December 31, 2024.
Mortgage Repurchase Facilities
As of December 31, 2025, Tri Pointe Connect has two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of December 31, 2025, Tri Pointe Connect had $90.6 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 5.7%, and $109.4 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of December 31, 2025.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of December 31, 2025 (dollars in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$72,604	$100,000	Term SOFR + 1.75%	4/22/2026	Mortgage Loans
Warehouse B (2)	17,966	50,000	Term SOFR + 1.75%	7/28/2026	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$90,570	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of December 31, 2025, mortgage loans held for sale had an aggregate fair value of $98.5 million.
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
A summary of assets and liabilities at December 31, 2025 and 2024, related to our financial instruments, measured at fair value for disclosure purposes on a recurring basis, is set forth below (in thousands):

		December 31, 2025		December 31, 2024
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes (1)	Level 2	$650,000	$657,888	$650,000	$642,690
Term loan (2)	Level 2	$450,000	$450,000	$250,000	$250,000
Seller-financed loans (3)	Level 2	$6,468	$6,468	$20,970	$20,970
Mortgage loans held for sale	Level 2	$98,514	$98,514	$115,001	$115,001
Mortgage repurchase facilities	Level 2	$90,570	$90,570	$104,098	$104,098
 __________
(1)The book value of the Senior Notes is net of discounts, excluding deferred loan costs of $2.4 million and $3.5 million as of December 31, 2025 and 2024, respectively. The estimated fair value of our Senior Notes at December 31, 2025 and 2024 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of December 31, 2025 and 2024 approximated book value due to the variable interest rate terms of these loans.
(3)The estimated fair value of our seller-financed loans as of December 31, 2025 and 2024 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.
At December 31, 2025 and 2024, the carrying value of cash and cash equivalents, receivables, other assets, accounts payable and accrued expenses and other liabilities approximated fair value due to their short-term nature and variable interest rate terms.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis with events and circumstances indicating the carrying value is not recoverable. For further details, see Note 5, Real Estate Inventories. The following table presents real estate inventories impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Year Ended December 31, 2025		Year Ended December 31, 2024
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$31,097	$106,315	$—	$—

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. As of December 31, 2025 and December 31, 2024, the Company had no legal reserves, as no matters were identified for which a loss was considered both probable and reasonably estimable.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including, the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables were $69.0 million and $68.5 million as of December 31, 2025 and 2024, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserves consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Warranty reserves, beginning of period	$116,150	$106,993	$104,375
Warranty reserves accrued	46,489	45,233	42,593
Warranty expenditures	(38,536)	(36,076)	(39,975)
Warranty reserves, end of period	$124,103	$116,150	$106,993

Performance Bonds

We obtain surety bonds in the normal course of business with various municipalities and other government agencies to secure completion of certain infrastructure improvements of our projects. As of December 31, 2025 and December 31, 2024, the Company had outstanding surety bonds totaling $634.9 million and $654.1 million, respectively. As of December 31, 2025 and December 31, 2024, our estimated cost to complete obligations related to these surety bonds was $492.4 million and $443.9 million, respectively. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed.
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
Operating Leases
We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Equipment leases are typically for terms of three to four years. For the years ended December 31, 2025, 2024 and 2023, lease expense was $13.8 million, $12.2 million and $10.3 million, respectively. Rental expense is included in general and administrative expenses on the consolidated statements of operations.
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

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year ended December 31, 2023
Lease Cost
Operating lease cost (included in SG&A expense)	$13,833	$12,205	$10,314
Ground lease cost (included in other operations expense)	3,174	3,061	2,893
Sublease income, ground leases (included in other operations revenue)	(3,221)	(3,106)	(2,935)
Net lease cost	$13,786	$12,160	$10,272

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$13,444	$12,335	$9,754
Ground lease cash flows (included in operating cash flows)	$2,654	$2,654	$2,654
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,957	$9,052	$9,016

	December 31, 2025	December 31, 2024
Weighted-average discount rate:
Operating leases	5.4%	5.0%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.7	5.6
Ground leases	42.5	43.4
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
2026	$13,696	$3,237
2027	13,605	3,237
2028	13,239	3,237
2029	11,749	3,237
2030	8,182	3,237
Thereafter	11,593	68,928
Total operating lease payments	$72,064	$85,113
Less: Interest	10,920	57,871
Present value of operating lease liabilities	$61,144	$27,242
(1)    Ground leases are fully subleased through 2041, representing $51.3 million of the $85.1 million future ground lease obligations.
Purchase Obligations
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work at the land seller’s expense even if we terminate the option to procure land or lots. As of December 31, 2025, we had $209.6 million of non-refundable cash deposits pertaining to land option contracts and purchase contracts with an aggregate remaining purchase price of approximately $2.1 billion (net of deposits).

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

As of December 31, 2025, there were 4,920,824 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total stock-based compensation	$30,829	$33,509	$19,919

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2025, total unrecognized stock-based compensation related to all stock-based awards was $30.1 million and the weighted average term over which the expense was expected to be recognized was 1.2 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of restricted stock units (“RSUs”) for the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2024	3,431,275	$27.45
Granted	1,309,288	$30.90
Vested	(938,660)	$26.25
Forfeited	(679,554)	$23.38
Nonvested RSUs at December 31, 2025	3,122,349	$30.42

The total intrinsic value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $31.2 million, $28.6 million, and $26.8 million respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $40.4 million, $40.1 million, and $29.0 million, respectively.
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

For the twelve months ended December 31, 2025, the Company granted an aggregate of 11,903 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period

On February 21, 2024, the Company granted an aggregate of 430,887 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 21, 2024 was measured using a price of $35.51 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

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

15.    Income Taxes
The provision for income tax attributable to income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$69,897	$131,538	$97,436
State	20,045	35,339	23,873
Total current taxes	89,942	166,877	121,309
Deferred:
Federal	912	(6,637)	(5,926)
State	1,931	(1,342)	2,781
Total deferred taxes	2,843	(7,979)	(3,145)
Total income tax expense	$92,785	$158,898	$118,164

The Company’s provision for income taxes was different from the amount computed by applying the statutory federal income tax rate of 21% to the underlying income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2025		2024		2023
Taxes at the U.S. federal statutory rate	$70,093	21.0%	$129,543	21.0%	$98,122	21.0%
State income taxes, net of federal tax impact	17,372	5.2%	26,895	4.4%	21,032	4.5%
Federal energy credits	(425)	(0.1)%	(2,634)	(0.4)%	(4,759)	(1.0)%
Change in valuation allowance	374	0.1%	(14)	0.0%	(41)	0.0%
Nontaxable or nondeductible items
Executive compensation	5,657	1.7%	8,162	1.3%	4,290	0.9%
Share-based compensation	(1,265)	(0.4)%	(4,193)	(0.7)%	(847)	(0.2)%
Other nontaxable or nondeductible items, net	524	0.2%	990	0.2%	(480)	(0.1)%
Other adjustments, net	455	0.1%	149	0.0%	847	0.2%
Total income tax (benefit) expense	$92,785	27.8%	$158,898	25.8%	$118,164	25.3%

Net cash paid for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$76,500	$149,000	$89,000
California	12,600	21,500	15,488
Other states	13,504	10,565	10,627
Net cash paid for income taxes	$102,604	$181,065	$115,115

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis, and for operating loss and tax credit carryforwards. Deferred taxes consisted of the following at December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Impairment and other valuation reserves	$16,903	$11,060
Incentive compensation	7,328	12,633
Indirect costs capitalized	25,722	23,877
Operating lease liability	20,932	19,192
Warranty reserves	12,194	15,472
State taxes	4,416	7,466
Other costs and expenses	10,254	10,639
Gross deferred tax assets	97,749	100,339
Valuation allowance	(3,660)	(3,358)
Deferred tax assets, net of valuation allowance	94,089	96,981
Deferred tax liabilities:
Interest capitalized	—	(3,345)
Basis difference in inventory	(4,953)	(5,104)
Fixed assets	(10,909)	(8,861)
Intangibles	(4,077)	(4,212)
Operating lease asset	(17,198)	(15,769)
Warranty insurance receivable	(13,313)	(13,169)
Deferred financing costs	(166)	(184)
Other	(341)	(362)
Deferred tax liabilities	(50,957)	(51,006)
Net deferred tax assets	$43,132	$45,975
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
As of December 31, 2025, the Company did not have any federal or state net operating loss carryforwards. As of December 31, 2025 and 2024, we had a valuation allowance on our deferred tax assets of $3.7 million and $3.4 million, respectively. The valuation allowance as of December 31, 2025 and 2024 primarily related to an impairment of our investment in an unconsolidated joint venture that, if dissolved, would result in a capital loss, the realization of which is uncertain.
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
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions. The Company’s tax years 2021 to 2024 will remain open to examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credit carryforwards.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. We did not have any unrecognized tax benefits as of December 31, 2025 and 2024. The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company did not record any income tax expense for interest and penalties on uncertain tax positions during the years ended December 31, 2025, 2024 or 2023.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid (capitalized), net	$(2,582)	$(144)	$(4,184)
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$2,579	$1,147	$1,557
Amortization of senior note discount capitalized to real estate inventory	$—	$511	$1,064
Amortization of deferred loan costs capitalized to real estate inventory	$2,759	$3,212	$4,001
Increase in noncontrolling interests	$131	$—	$—

17.    Subsequent Events
On February 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Forestry Co., Ltd., a Japanese corporation (kabushiki kaisha) (“Sumitomo Forestry”), and Teton NewCo, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sumitomo Forestry (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Tri Pointe (the “Merger”), with Tri Pointe surviving the Merger as a wholly owned subsidiary of Sumitomo Forestry.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock will be converted into the right to receive $47.00 in cash, without interest (the “Merger Consideration”), except for shares that are (A)(1) held by us as treasury stock; (2) held directly by Sumitomo Forestry or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Sumitomo Forestry or Merger Sub, in each case, immediately prior to the Effective Time (“Owned Company Shares”), or (B) held by a holder who has not voted in favor of the adoption of the Merger Agreement, and has properly and validly demanded appraisal for such shares in accordance, and who complies in all respects, with Section 262 of the DGCL (“Dissenting Shares”). Further, at the Effective Time, each Owned Company Share will automatically be cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share held by any direct or indirect wholly owned subsidiary of the Company will, if any, be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration.
Additionally, at the Effective Time, (i) each restricted stock unit (“RSU”) granted under the Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (“2022 Plan”) granted prior to 2026 and each RSU held by one of our non-employee directors, in each case whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU, multiplied by (B) the Merger Consideration; (ii) each RSU that is not subject to the preceding clause (i) above that is outstanding as of immediately prior to the Effective Time will be cancelled and automatically converted into and substituted with a cash award representing the right to receive, upon each applicable vesting date for such RSU (or if earlier, upon a severance-eligible termination of employment), and subject to the same time-vesting terms and conditions that applied to such RSU (other than vesting terms providing for accelerated vesting in connection with the Merger), as in effect immediately prior to such conversion, an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU that would have vested on such vesting date had such RSU remained outstanding through such vesting date, multiplied by (B) the Merger Consideration; and (iii) each performance stock unit (“PSU”) granted under the 2022 Plan, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled, and automatically converted into the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such PSU (at maximum performance) multiplied by (B) the Merger Consideration.
At the Effective Time, all Dissenting Shares will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares. If the Merger is consummated, our common stock will be de-listed from The New York Stock Exchange and de-registered under the Exchange Act.
The completion of the Merger is subject to customary closing conditions, including, but not limited to, the (i) approval of the holders of a majority of the outstanding shares of common stock entitled to vote on such matters to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) absence of certain events comprising a material adverse effect on the Company’s business following the date of the Merger Agreement. The obligations of Sumitomo Forestry and Merger Sub to consummate the Merger are not subject to any financing condition.
From the execution of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement and the Effective Time, we will be subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate or engage in discussions or negotiations with, third parties with respect to an acquisition proposal if our board of directors determines in good faith (after consultation with our independent financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes a superior proposal or would reasonably be expected to result in a superior proposal, and the failure to take such actions would be inconsistent with our directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for us, on the one hand, and Sumitomo Forestry and Merger Sub, on the other hand. Upon termination of the Merger Agreement under specified circumstances, including (i) the Company terminating the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal; or (ii) Sumitomo Forestry terminating the Merger Agreement due to our board of directors’ change of its recommendation that stockholders adopt the Merger Agreement and approve the Transactions contemplated thereby, including the Merger, in each case pursuant to and in accordance with the “fiduciary out” provisions of the Merger Agreement, we will be required to pay Sumitomo Forestry a termination fee of $82,336,000. The termination fee will also be payable by us if the Merger Agreement is terminated under certain circumstances and prior to such termination (or at least two business days prior to any stockholder meeting we hold for the purpose of obtaining stockholder approval of the Transactions contemplated by the Merger Agreement, including the Merger, in the case of termination for the failure to receive the requisite stockholder approval), an acquisition proposal has been publicly announced and not publicly withdrawn or not otherwise publicly abandoned, and an acquisition proposal is consummated or we enter into a definitive agreement with respect to an acquisition proposal within one year of the termination. In addition to the foregoing termination rights, and subject to certain limitations, we or Sumitomo Forestry may terminate the Merger Agreement if the Merger is not consummated by August 13, 2026, subject to extension, absent written notice to the contrary by either Sumitomo Forestry or us, for an additional three months if necessary to obtain HSR approval or to resolve an injunction relating to other specified governmental consents.
The Company also made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of our business prior to the consummation of the Merger. The Merger Agreement also provides that we, on the one hand, or Sumitomo Forestry and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. The parties to the Merger Agreement have also agreed to use their respective reasonable best efforts and take certain actions to obtain the requisite regulatory approvals for the Transactions.
The foregoing description of the Merger Agreement and the Transactions does not purport to be complete, and is subject, and qualified in its entirety by reference, to the full text of the Merger Agreement, which has been filed herewith as Exhibit 2.1 and is incorporated by reference herein.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven J. Gilbert	Chairman of the Board, Director	February 26, 2026
Steven J. Gilbert

/s/ Douglas F. Bauer	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Douglas F. Bauer

/s/ Glenn J. Keeler	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Glenn J. Keeler

/s/ Lawrence B. Burrows	Director	February 26, 2026
Lawrence B. Burrows

/s/ Constance B. Moore	Director	February 26, 2026
Constance B. Moore

/s/ Vicki D. McWilliams	Director	February 26, 2026
Vicki D. McWilliams

/s/ R. Kent Grahl	Director	February 26, 2026
R. Kent Grahl