Form 10-Q
period 2026-03-31
Tri Pointe Homes, Inc.
filed 2026-04-29
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
85,163,883 shares of the registrant’s common stock were issued and outstanding as of April 15, 2026.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this annual report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$847,903	$982,814
Receivables	144,641	147,250
Real estate inventories	3,302,319	3,178,248
Investments in unconsolidated entities	217,019	183,075
Mortgage loans held for sale	66,152	98,514
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	43,132	43,132
Other assets	184,555	187,899
Total assets	$4,962,324	$4,977,535
Liabilities
Accounts payable	$63,155	$41,693
Accrued expenses and other liabilities	428,366	425,289
Loans payable	456,468	456,468
Senior notes, net	647,858	647,586
Mortgage repurchase facilities	59,315	90,570
Total liabilities	1,655,162	1,661,606

Commitments and contingencies (Note 13)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,135,803 and 84,478,836 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	851	844
Additional paid-in capital	—	—
Retained earnings	3,306,192	3,314,990
Total stockholders’ equity	3,307,043	3,315,834
Noncontrolling interests	119	95
Total equity	3,307,162	3,315,929
Total liabilities and equity	$4,962,324	$4,977,535

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Homebuilding:
Home sales revenue	$506,496	$720,786
Land and lot sales revenue	575	1,821
Other operations revenue	825	820
Total revenues	507,896	723,427
Cost of home sales	411,066	548,273
Cost of land and lot sales	979	1,741
Other operations expense	813	794
Sales and marketing	37,887	42,942
General and administrative	52,959	57,675
Homebuilding income from operations	4,192	72,002
Equity in (loss) income of unconsolidated entities	(88)	495
Transaction expense	(5,877)	—
Other income, net	7,236	9,129
Homebuilding income before income taxes	5,463	81,626
Financial Services:
Revenues	13,493	17,501
Expenses	12,065	12,617
Financial services income before income taxes	1,428	4,884
Income before income taxes	6,891	86,510
Provision for income taxes	(81)	(22,493)
Net income	6,810	64,017
Net (income) loss attributable to noncontrolling interests	(24)	19
Net income available to common stockholders	$6,786	$64,036
Earnings per share
Basic	$0.08	$0.70
Diluted	$0.08	$0.70
Weighted average shares outstanding
Basic	84,796,116	91,638,960
Diluted	85,176,744	92,077,680

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	84,478,836	$844	$—	$3,314,990	$3,315,834	$95	$3,315,929
Net income	—	—	—	6,786	6,786	24	6,810
Shares issued under share-based awards	656,967	7	(7)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(17,534)	—	(17,534)	—	(17,534)
Stock-based compensation expense	—	—	1,957	—	1,957	—	1,957
Reclass the negative APIC to retained earnings	—	—	15,584	(15,584)	—	—	—
Balance at March 31, 2026	85,135,803	$851	$—	$3,306,192	$3,307,043	$119	$3,307,162

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income (loss)	—	—	—	64,036	64,036	(19)	64,017
Shares issued under share-based awards	488,845	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for share-based awards	—	—	(9,921)	—	(9,921)	—	(9,921)
Stock-based compensation expense	—	—	7,556	—	7,556	—	7,556
Share repurchases	(2,270,712)	(23)	(75,612)	—	(75,635)	32	(75,603)
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)
Reclass the negative APIC to retained earnings	—	—	77,982	(77,982)	—	—	—
Balance at March 31, 2025	90,669,862	$907	$—	$3,320,792	$3,321,699	$25	$3,321,724
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$6,810	$64,017
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,618	7,387
Equity in income of unconsolidated entities, net	88	(495)
Amortization of stock-based compensation	1,957	7,556
Charges for impairments and lot option abandonments	1,068	1,073
Fair value adjustment on mortgage loans held for sale	647	340
Returns on investments in unconsolidated entities, net	—	495
Changes in assets and liabilities:
Real estate inventories	(126,939)	(113,615)
Mortgage loans held for sale	31,715	35,218
Receivables	2,609	(20,242)
Other assets	(1,458)	1,007
Accounts payable	21,462	7,554
Accrued expenses and other liabilities	6,459	(21,452)
Net cash used in operating activities	(47,964)	(31,157)
Cash flows from investing activities:
Purchases of property and equipment	(6,716)	(8,105)
Investments in unconsolidated entities	(32,442)	(2,164)
Distributions from unconsolidated entities	1,000	6,993
Net cash used in investing activities	(38,158)	(3,276)
Cash flows from financing activities:
Borrowings from loans payable	—	1,600
Repayment of loans payable and senior notes	—	(4,796)
Borrowings on mortgage repurchase facilities	258,235	288,018
Repayments on mortgage repurchase facilities	(289,490)	(322,530)
Tax withholding paid on behalf of employees for share-based awards	(17,534)	(9,921)
Share repurchases, excluding excise tax	—	(75,046)
Net cash used in financing activities	(48,789)	(122,675)
Net decrease in cash and cash equivalents	(134,911)	(157,108)
Cash and cash equivalents–beginning of period	982,814	970,045
Cash and cash equivalents–end of period	$847,903	$812,937

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes across twelve states, including Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, Utah and Washington, and the District of Columbia. In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of March 31, 2026.
On February 13, 2026, the Company entered into the Agreement and Plan of Merger, dated February 13, 2026 (the “Merger Agreement”), with Sumitomo Forestry Co., Ltd., a Japanese corporation (kabushiki kaisha) (“Sumitomo Forestry”), and Teton NewCo, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sumitomo Forestry (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Sumitomo Forestry (the “Merger”). For further details, see Note 17, Merger Transaction.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of March 31, 2026 and December 31, 2025 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Cash and Cash Equivalents and Concentration of Credit Risk

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions, and short-term liquid investments with a maturity date of less than three months from the date of acquisition, including U.S. Treasury bills and government money-market funds with maturities of 90 days or less when purchased. The Company’s cash balances exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of March 31, 2026, mortgage loans held for sale had an aggregate estimated fair value of $66.2 million and an aggregate outstanding principal balance of $66.0 million. For the three months ended March 31, 2026, we recorded an unrealized loss of $647,000. These amounts were included in Financial Services revenue and relate to the mortgage loans held for sale as of March 31, 2026.
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
Transaction Expense
On February 13, 2026, we entered into the Merger Agreement with Sumitomo Forestry and Merger Sub, pursuant to which the parties intend to effectuate the Merger. Transaction expense related to the Merger for the three months ended March 31, 2026 was $5.9 million and is included on the consolidated statements of operations. We expect to incur additional transaction-related costs in future periods in connection with the Merger, which is expected to close in the second quarter of 2026, subject to the conditions set forth in the Merger Agreement.
New Accounting Standards
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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Maryland, North Carolina, South Carolina and Virginia
In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia. While we have an established presence in South Carolina, we have not yet commenced operations in Georgia as of March 31, 2026.
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
Our Chief Executive Officer (“CEO”) is our Chief Operating Decision Maker (“CODM”) and reviews segment performance to make resource allocation decisions. The CODM evaluates each segment based on revenue, operating profit, and other key homebuilding metrics to guide strategic decisions.

Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2026
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$265,933	$154,275	$86,288	$506,496	$—	$—	$506,496
Land and lot sales revenue	—	575	—	575	—	—	575
Other operations revenue	825	—	—	825	—	—	825
Financial services revenue	—	—	—	—	13,493	—	13,493
Total revenues	266,758	154,850	86,288	507,896	13,493	—	521,389
Cost of home sales	(217,203)	(124,626)	(67,806)	(409,635)	—	(1,431)	(411,066)
Cost of land and lot sales	(305)	(674)	—	(979)	—	—	(979)
Other operations expense	(813)	—	—	(813)	—	—	(813)
Sales and marketing	(19,138)	(12,340)	(6,211)	(37,689)	—	(198)	(37,887)
General and administrative	(16,844)	(8,787)	(7,841)	(33,472)	—	(19,487)	(52,959)
Financial services expense	—	—	—	—	(12,065)	—	(12,065)
Income from operations	12,455	8,423	4,430	25,308	1,428	(21,116)	5,620
Equity in income (loss) of unconsolidated entities	(4)	—	(84)	(88)	—	—	(88)
Transaction expense	—	—	—	—	—	(5,877)	(5,877)
Other income, net	7	274	17	298	—	6,938	7,236
Income (loss) before income taxes	$12,458	$8,697	$4,363	$25,518	$1,428	$(20,055)	$6,891

	Three Months Ended March 31, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$400,522	$210,522	$109,742	$720,786	$—	$—	$720,786
Land and lot sales revenue	421	1,400	—	1,821	—	—	1,821
Other operations revenue	806	10	4	820	—	—	820
Financial services revenue	—	—	—	—	17,501	—	17,501
Total revenues	401,749	211,932	109,746	723,427	17,501	—	740,928
Cost of home sales	(305,626)	(160,037)	(81,140)	(546,803)	—	(1,470)	(548,273)
Cost of land and lot sales	(553)	(1,188)	—	(1,741)	—	—	(1,741)
Other operations expense	(794)	—	—	(794)	—	—	(794)
Sales and marketing	(22,769)	(13,337)	(6,373)	(42,479)	—	(463)	(42,942)
General and administrative	(18,326)	(8,801)	(7,754)	(34,881)	—	(22,794)	(57,675)
Financial services expense	—	—	—	—	(12,617)	—	(12,617)
Income from operations	53,681	28,569	14,479	96,729	4,884	(24,727)	76,886
Equity in income (loss) of unconsolidated entities	2	493	—	495	—	—	495
Other income, net	90	304	4	398	—	8,731	9,129
Income (loss) before income taxes	$53,773	$29,366	$14,483	$97,622	$4,884	$(15,996)	$86,510

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate inventories
West	$1,989,254	$1,902,818
Central	823,491	794,189
East	489,574	481,241
Total	$3,302,319	$3,178,248

Total assets(1)
West	$2,269,352	$2,187,263
Central	1,096,630	1,038,430
East	541,455	530,401
Corporate	927,098	1,064,313
Total homebuilding assets	4,834,535	4,820,407
Financial services	127,789	157,128
Total	$4,962,324	$4,977,535
__________
(1)    Total assets as of March 31, 2026 and December 31, 2025 includes $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of March 31, 2026 and December 31, 2025 includes our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 8, Goodwill and Other Intangible Assets.

3.    Earnings Per Share
The following table sets forth the components used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common stockholders	$6,786	$64,036
Denominator:
Basic weighted-average shares outstanding	84,796,116	91,638,960
Effect of dilutive shares:
Stock options and unvested restricted stock units	380,628	438,720
Diluted weighted-average shares outstanding	85,176,744	92,077,680
Earnings per share
Basic	$0.08	$0.70
Diluted	$0.08	$0.70
Antidilutive stock options and unvested restricted stock units not included in diluted earnings per share	1,985,572	1,964,127

4.    Receivables
Receivables consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Escrow proceeds and other accounts receivable, net	$75,724	$78,229
Warranty insurance receivable (Note 13)	68,917	69,021
Total receivables	$144,641	$147,250

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both March 31, 2026 and December 31, 2025.

5.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Real estate inventories owned:
Homes completed or under construction	$1,128,003	$1,038,990
Land under development	1,445,073	1,445,671
Land held for future development	160,018	159,627
Model homes	323,424	304,742
Total real estate inventories owned	3,056,518	2,949,030
Real estate inventories not owned:
Land purchase and land option deposits	226,225	209,642
Consolidated inventory not owned	19,576	19,576
Total real estate inventories not owned	245,801	229,218
Total real estate inventories	$3,302,319	$3,178,248

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest incurred	$18,585	$21,319
Interest capitalized	(18,585)	(21,319)
Interest expensed	$—	$—
Capitalized interest in beginning inventory	$161,300	$186,370
Interest capitalized as a cost of inventory	18,585	21,319
Interest previously capitalized as a cost of inventory, included in cost of sales	(16,470)	(23,153)
Capitalized interest in ending inventory	$163,415	$184,536

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Real estate inventory impairments	$—	$—
Land and lot option abandonments and pre-acquisition charges	1,068	1,073
Total	$1,068	$1,073
There were no real estate inventory impairment charges recorded during the three months ended March 31, 2026 or 2025.
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

6.    Investments in Unconsolidated Entities
As of March 31, 2026, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash	$27,529	$34,867
Receivables	2,240	446
Real estate inventories	818,164	695,084
Other assets	513	615
Total assets	$848,446	$731,012
Liabilities and equity
Debt obligations and other liabilities	$283,339	$217,956
Company’s equity	217,019	183,075
Outside interests’ equity	348,088	329,981
Total liabilities and equity	$848,446	$731,012

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
As of March 31, 2026 and December 31, 2025, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At March 31, 2026 and December 31, 2025, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $197.4 million and $177.6 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$19,379	$17,910
Other operating expense	(19,458)	(13,881)
Other income (expense), net	(209)	5
Net (loss) income	$(288)	$4,034
Company’s equity in (loss) income of unconsolidated entities	$(88)	$495
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

The following provides a summary of our interests in land and lot option agreements (in thousands):

	March 31, 2026			December 31, 2025
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$218,809	$1,977,531	N/A	$201,640	$1,960,508	N/A
Other land option agreements	7,416	81,584	N/A	8,002	108,850	N/A
Total	$226,225	$2,059,115	$—	$209,642	$2,069,358	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $13.4 million and $13.1 million as of March 31, 2026 and December 31, 2025, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets.

8.    Goodwill and Other Intangible Assets
As of March 31, 2026 and December 31, 2025, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of March 31, 2026 and December 31, 2025, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

9.    Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$13,432	$12,377
Refundable fees and other deposits	19,816	18,913
Development rights, held for future use or sale	—	845
Deferred loan costs—loans payable	6,663	7,181
Operating properties and equipment, net	60,425	61,212
Lease right-of-use assets	72,458	75,840
Income tax receivable	6,377	6,377
Other	5,384	5,154
Total	$184,555	$187,899

10.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and related costs	$28,140	$50,938
Warranty reserves (Note 13)	125,422	124,103
Estimated cost for completion of real estate inventories	103,395	92,623
Customer deposits	33,198	23,757
Liabilities related to inventory not owned	19,576	19,576
Accrued income taxes payable	2,997	2,764
Accrued interest	13,323	4,714
Other tax liability	3,766	3,910
Lease liabilities	85,868	88,386
Other	12,681	14,518
Total	$428,366	$425,289

11.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(2,142)	(2,414)
Total	$647,858	$647,586

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
As of March 31, 2026 and December 31, 2025, there were $2.1 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively.

Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loan facility	$450,000	$450,000
Seller financed loans	6,468	6,468
Total	$456,468	$456,468
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of March 31, 2026 and continues to mature on June 29, 2027.
On April 16, 2026, we entered into a Seventh Modification Agreement (the “Seventh Modification”) to the Credit
Agreement. The Seventh Modification (i) provides that the administrative agent and the lenders consent to, and waive any default or event of default that would otherwise arise as a result of, the consummation by the Company of the transactions contemplated by Merger Agreement; and (ii) effective upon the consummation of the transactions contemplated by the Merger
Agreement, amends the Credit Agreement to revise the definition of “Change in Control” to include the failure of Sumitomo
Forestry to directly or indirectly (a) own more than 50% of the outstanding shares of voting stock of the Company or (b)
possess the power to direct or cause the direction of the management, policies, or activities of the Company.
As of March 31, 2026, we had no outstanding debt under the Revolving Facility and there was $827.5 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 4.83%. As of March 31, 2026, there were $6.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.9 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026 and December 31, 2025, we had outstanding letters of credit of $22.5 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of both March 31, 2026 and December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met. One of the seller-financed loans, representing $5.9 million of the total balance as of both March 31, 2026 and December 31, 2025, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loan represented $600,000 of the total balance as of both March 31, 2026 and December 31, 2025.

Interest Incurred
During the three months ended March 31, 2026 and 2025, we incurred interest of $18.6 million and $21.3 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $790,000 and $617,000 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest related to all outstanding debt at March 31, 2026 and December 31, 2025 was $13.3 million and $4.7 million, respectively.
Mortgage Repurchase Facilities
As of March 31, 2026, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of March 31, 2026, Tri Pointe Connect had $59.3 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 5.4%, and $140.7 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of March 31, 2026.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of March 31, 2026 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$37,822	$100,000	Term SOFR + 1.75%	5/31/2026	Mortgage Loans
Warehouse B (2)	21,493	50,000	Term SOFR + 1.75%	7/28/2026	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$59,315	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of March 31, 2026, mortgage loans held for sale had an aggregate fair value of $66.2 million.
(2) Warehouse B is a $100 million facility, of which $50 million is committed and $50 million is uncommitted.

At December 31, 2025, outstanding borrowings under the Company’s repurchase facilities totaled $90.6 million, with an aggregate facility amount of $200.0 million.
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
The Company was in compliance with all applicable financial covenants as of March 31, 2026 and December 31, 2025.

12.    Fair Value Disclosures
Fair Value Measurements
ASC Topic 820, Fair Value Measurement, defines “fair value” as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:
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
A summary of assets and liabilities at March 31, 2026 and December 31, 2025, related to our financial instruments, is set forth below (in thousands):

		March 31, 2026		December 31, 2025
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$653,500	$650,000	$657,888
Term Loan Facility(2)	Level 2	$450,000	$450,000	$450,000	$450,000
Seller financed loans(3)	Level 2	$6,468	$6,468	$6,468	$6,468
Mortgage loans held for sale(4)	Level 2	$66,152	$66,152	$98,514	$98,514
Mortgage repurchase facilities(5)	Level 2	$59,315	$59,315	$90,570	$90,570
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $2.1 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the Senior Notes at March 31, 2026 and December 31, 2025 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of March 31, 2026 and December 31, 2025 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of March 31, 2026 and December 31, 2025 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At March 31, 2026 and December 31, 2025, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.
Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Three Months Ended March 31, 2026		Year Ended December 31, 2025
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$—	$—	$31,097	$106,315
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of March 31, 2026 and December 31, 2025, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $68.9 million and $69.0 million as of March 31, 2026 and December 31, 2025, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.

Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty reserves, beginning of period	$124,103	$116,150
Warranty reserves accrued	5,328	7,188
Warranty expenditures	(4,009)	(9,473)
Warranty reserves, end of period	$125,422	$113,865

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of March 31, 2026 and December 31, 2025, the Company had outstanding surety bonds totaling $644.1 million and $634.9 million, respectively. As of March 31, 2026 and December 31, 2025, our estimated cost to complete obligations related to these surety bonds was $528.9 million and $492.4 million, respectively.
Lease Obligations
Under ASC 842, Leases (“ASC 842”), we recognize a right-of-use lease asset and a lease liability for contracts deemed to contain a lease at the inception of the contract. Our lease population is fully comprised of operating leases, which are now recorded at the net present value of future lease obligations existing at each balance sheet date. At the inception of a lease, or if a lease is subsequently modified, we determine whether the lease is an operating or financing lease. Key estimates involved with ASC 842 include the discount rate used to measure our future lease obligations and the lease term, where considerations include renewal options and intent to renew. Lease right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on our consolidated balance sheet.
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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Lease Cost
Operating lease cost (included in SG&A expense)	$3,537	$3,222
Ground lease cost (included in other operations expense)	813	794
Sublease income, operating leases	—	—
Sublease income, ground leases (included in other operations revenue)	(825)	(805)
Net lease cost	$3,525	$3,211

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,705	$3,234
Ground lease cash flows (included in operating cash flows)	$663	$663
Right-of-use assets obtained in exchange for new operating lease liabilities	$169	$830

	March 31, 2026	December 31, 2025
Weighted-average discount rate:
Operating leases	5.4%	5.4%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.5	5.7
Ground leases	42.3	42.5
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2026	$9,695	$2,428
2027	13,661	3,237
2028	13,297	3,237
2029	11,766	3,237
2030	8,190	3,237
Thereafter	11,595	68,928
Total lease payments	$68,204	$84,304
Less: Interest	9,470	57,170
Present value of operating lease liabilities	$58,734	$27,134
 __________
(1)    Ground leases are fully subleased through 2041, representing $50.5 million of the $84.3 million future ground lease obligations.
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
The total number of shares of our common stock initially reserved under the 2022 Plan was 7,500,000 shares.

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
As of March 31, 2026, there were 4,281,085 shares available for future grant under the 2022 Plan.
The following table presents compensation expense recognized related to all stock-based awards (in thousands):

	Three Months Ended March 31,
	2026	2025
Total stock-based compensation	$1,957	$7,556

Stock-based compensation is charged to general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2026, total unrecognized stock-based compensation expense related to all stock-based awards was $44.4 million and the weighted average term over which the expense was expected to be recognized was 1.4 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of time-based and performance-based RSUs for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2025	3,122,349	$30.42
Granted	575,329	$46.28
Vested	(1,095,599)	$25.81
Forfeited	(23,374)	$26.42
Nonvested RSUs at March 31, 2026	2,578,705	$35.95

On February 17, 2026, the Company granted an aggregate of 573,812 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 17, 2026 was measured using a price of $46.30 per share, which was the closing stock price on the date of grant. Each award will be expensed on a straight-line basis over the vesting period.

For the three months ended March 31, 2026, the Company granted an aggregate of 1,517 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on anniversary of the grant date over a three-year period. The fair value of the RSUs granted were measured using the closing stock prices on the applicable date of each grant. Each award will be expensed on a straight-line basis over the vesting period.

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
We had net deferred tax assets of $43.1 million as of both March 31, 2026 and December 31, 2025. We had a valuation allowance related to those net deferred tax assets of $3.7 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our provision for income taxes totaled $81,000 and $22.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of March 31, 2026 and December 31, 2025. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

16.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(9,399)	$(9,046)
Income taxes paid, net	$—	$518
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$—	$589
Amortization of deferred loan costs capitalized to real estate inventory	$790	$618
Increase in noncontrolling interests	$—	$32

17.     Merger Transaction
On February 13, 2026, we entered into the Merger Agreement with Sumitomo Forestry and Merger Sub, pursuant to which the parties intend to effectuate the Merger. As of the date of this Quarterly Report on Form 10-Q, the Merger has not yet been completed.
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
Additionally, at the Effective Time, (i) each restricted stock unit (“RSU”) granted under the 2022 Plan granted prior to 2026 and each RSU held by any of our non-employee directors, in each case whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU, and (B) the Merger Consideration; (ii) each RSU that is not subject to the preceding clause (i) above that is outstanding as of immediately prior to the Effective Time will be cancelled and automatically converted into and substituted with a cash award representing the right to receive, upon each applicable vesting date for such RSU (or if earlier, upon a severance-eligible termination of employment), and subject to the same time-vesting terms and conditions that applied to such RSU (other than vesting terms providing for accelerated vesting in connection with the Merger), as in effect immediately prior to such conversion, an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU that would have vested on such vesting date had such RSU remained outstanding through such vesting date, and (B) the Merger Consideration; and (iii) each performance stock unit (“PSU”) granted under the 2022 Plan, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled, and automatically converted into the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such PSU (at maximum performance) and (B) the Merger Consideration.
At the Effective Time, all Dissenting Shares will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares. If the Merger is consummated, our common stock will be de-listed from The New York Stock Exchange and de-registered under the Exchange Act.
The completion of the Merger is subject to customary closing conditions, including, but not limited to, the (i) approval of the holders of a majority of the outstanding shares of common stock entitled to vote on such matters to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) absence of certain events comprising a material adverse effect on the Company’s business following the date of the Merger Agreement. As of the date of this Quarterly Report on Form 10-Q, the portions of the conditions to the Merger relating to stockholder approval of the Merger Agreement and the expiration or termination of the waiting period under the HSR Act have been satisfied. The Merger continues to be subject to the remaining conditions set forth in the Merger Agreement. The obligations of Sumitomo Forestry and Merger Sub to consummate the Merger are not subject to any financing condition.
From the execution of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement and the Effective Time, we will be subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances (prior to the receipt of stockholder approval of the Merger Agreement), to provide information to, and participate or engage in discussions or negotiations with, third parties with respect to an acquisition proposal if our board of directors determines in good faith (after consultation with our independent financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes a superior proposal or would reasonably be expected to result in a superior proposal, and the failure to take such actions would be inconsistent with our directors’ fiduciary duties pursuant to applicable law. As of April 16, 2026, the Company’s stockholders approved the Merger Agreement at a special meeting and, accordingly, as of the date of this Quarterly Report on Form 10-Q, the “fiduciary out” is no longer available to the Company.
The Merger Agreement contains certain termination rights for us, on the one hand, and Sumitomo Forestry and Merger Sub, on the other hand. Upon termination of the Merger Agreement under specified circumstances, we would be required to pay Sumitomo Forestry a termination fee of $82,336,000. Following the approval of the Merger Agreement by the Company’s stockholders on April 16, 2026, the Company is no longer permitted to terminate the Merger Agreement to enter into an alternative acquisition agreement or to effect a change of recommendation pursuant to the “fiduciary out” provisions of the Merger Agreement.
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
Forward-Looking Statements
Forward-looking statements that are included in this Quarterly Report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, the anticipated impact of natural disasters or contagious diseases on our operations, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending, as well as the expected timetable for completing the proposed transactions contemplated by the Merger Agreement (the “Transactions”), future opportunities for the combined businesses and the expected benefits of the proposed Transactions, including with respect to U.S. home deliveries and home sales, community count expansion and the growth of the Tri Pointe Homes brand.
Risks, Uncertainties and Assumptions
The major risks and uncertainties—and assumptions that are made—that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•risks related to the Transactions, including but not limited to (i) the risk that the Transactions may not be completed in a timely manner or at all, which may adversely affect our businesses and the price of the shares of our common stock; (ii) the failure to satisfy all conditions to the consummation of the Transactions; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (iv) the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee; (v) unanticipated difficulties or expenditures relating to the Transactions, including the response of business partners and competitors to the announcement of the Transactions or difficulties in employee retention as a result of the announcement and pendency of the Transactions; (vi) risks that the Transactions disrupt current plans and operations; (vii) risks related to diverting management’s attention from ongoing business operations; (viii) the risk of any litigation relating to the Transactions; (ix) the ability to obtain the necessary financing arrangements set forth in the commitment letter received in connection with the Transactions; (x) risks relating to certain restrictions during the pendency of the Transactions that may impact the ability of the Company and Sumitomo Forestry to pursue certain business opportunities or strategic transactions; and (xi) risks that the benefits of the Transactions are not realized when and as expected;
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
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other filings we make with the Securities and Exchange Commission (“SEC”).
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge investors to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain an investment in, our common stock.
Overview and Outlook
During the first quarter of 2026, the U.S. housing market experienced moderated activity, primarily reflecting mortgage interest rates that remain elevated relative to recent years, along with heightened geopolitical and macroeconomic uncertainty that negatively impacted consumer sentiment. As a result, homebuyers remained cautious, contributing to slower absorption rates and extended decision-making timelines across many of our markets. While near-term conditions remain challenging, we believe the sustained period of reduced activity may be contributing to an increase in prospective buyer interest. In the event affordability improves and consumer confidence stabilizes, we expect demand to strengthen, though the timing and extent of any such improvement remain uncertain. We believe the long-term outlook for the housing sector continues to be supported by favorable demographic trends and a structural imbalance between housing supply and demand in the United States, although near-term market conditions may continue to affect our results.
During the quarter, we delivered 736 new homes at an average sales price of $688,000. Our homebuilding gross margin was 18.8%, reflecting the increased use of sales incentives in response to a more challenging housing environment. Lower home sales revenue also reduced operating leverage, resulting in an increase in selling, general and administrative (“SG&A”) expense 17.9% of home sales revenue. We incurred $5.9 million of transaction expenses during the quarter in connection with our previously announced Merger with Sumitomo Forestry, which remains on track to close in the second quarter of 2026. Other than transaction-related expenses and potential changes upon closing, we do not expect the pending Merger to materially impact our results of operations or liquidity prior to consummation. Net income available to common stockholders was $6.8 million, and diluted earnings per share was $0.08. These results reflect softer demand trends experienced throughout 2025 and into the early months of 2026. Despite these conditions, we continue to emphasize disciplined operations and cost management while positioning the business for improved performance as market conditions stabilize.
Net new home orders for the quarter were 1,234, on a monthly absorption rate of 2.6 orders per average selling community. Our backlog units and dollar value as of the end of the quarter were 1,360 and $989.9 million, respectively. Our strong and well-positioned lot supply provides a solid foundation to support continued community openings and future growth. In addition, our diversified market portfolio across geographies and price points continues to enhance resilience, allowing us to navigate varying local market conditions while capturing opportunities in higher-growth regions. With a homebuilding debt-to-capital ratio of 25.0% and a net homebuilding debt-to-net capital ratio of 7.2%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives, as we continue to invest to scale our existing markets and grow organically within our three new markets.
Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Homebuilding:
Home sales revenue	$506,496	$720,786
Land and lot sales revenue	575	1,821
Other operations revenue	825	820
Total revenues	507,896	723,427
Cost of home sales	411,066	548,273
Cost of land and lot sales	979	1,741
Other operations expense	813	794
Sales and marketing	37,887	42,942
General and administrative	52,959	57,675
Homebuilding income from operations	4,192	72,002
Equity in (loss) income of unconsolidated entities	(88)	495
Transaction expense	(5,877)	—
Other income, net	7,236	9,129
Homebuilding income before income taxes	5,463	81,626
Financial Services:
Revenues	13,493	17,501
Expenses	12,065	12,617
Financial services income before income taxes	1,428	4,884
Income before income taxes	6,891	86,510
Provision for income taxes	(81)	(22,493)
Net income	6,810	64,017
Net (income) loss attributable to noncontrolling interests	(24)	19
Net income available to common stockholders	$6,786	$64,036
Earnings per share
Basic	$0.08	$0.70
Diluted	$0.08	$0.70

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	605	72.3	2.8	644	66.3	3.2	(6)%	9%	(14)%
Central	436	61.7	2.4	413	60.5	2.3	6%	2%	4%
East	193	24.0	2.7	181	18.7	3.2	7%	28%	(17)%
Total	1,234	158.0	2.6	1,238	145.5	2.8	—%	9%	(8)%

Net new home orders for the three months ended March 31, 2026 remained flat at 1,234, compared to 1,238 during the prior-year period. Net new home orders remained flat primarily due to an 8% decrease in monthly absorption rates, offset by a 9% increase in average selling communities. Softer consumer sentiment, further impacted by heightened geopolitical uncertainty, together with elevated inventory levels across many markets, added competitive pressure and contributed to a slower sales pace. During the quarter, we opened 13 new communities and closed out of eight existing communities. We remain focused on executing our planned community growth for the year in a disciplined manner. This measured approach to increasing community count is expected to support higher volumes over time while remaining aligned with market demand.
Our West segment reported a 6% decrease in net new home orders due to a 14% decrease in monthly absorption rates, offset by a 9% increase in average selling communities. Market conditions in the West remain challenging as mortgage rates stayed elevated and geopolitical factors continued to weigh on buyer sentiment and demand. Our Central segment reported a 6% increase in net new home orders due to a 4% increase in monthly absorption rates and a 2% increase in average selling communities. While Houston and Colorado experienced improving year-over-year absorption trends, Austin and Dallas-Fort Worth saw modest declines, as elevated local supply continued to pressure sales conditions. Utah delivered strong absorption during the quarter, reflecting positive early momentum as we continue to ramp up this startup division. Our East segment reported a 7% increase in net new home orders due to a 28% increase in average selling communities, offset by a 17% decrease in monthly absorption rate. Despite the slowdown in absorption, we continue to actively engage buyers through targeted pricing strategies, mortgage financing solutions, and ongoing price discovery efforts. These tools have helped sustain traffic and maintain buyer interest, even amid a more cautious demand environment.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of March 31, 2026			As of March 31, 2025			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	687	$564,180	$821	930	$757,952	$815	(26)%	(26)%	1%
Central	422	251,486	596	508	296,636	584	(17)%	(15)%	2%
East	251	174,240	694	277	253,198	914	(9)%	(31)%	(24)%
Total	1,360	$989,906	$728	1,715	$1,307,786	$763	(21)%	(24)%	(5)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 9% and 10% during the three-month periods ended March 31, 2026 and 2025, respectively. The dollar value of backlog was $989.9 million as of March 31, 2026 compared to $1.3 billion as of March 31, 2025. Backlog units were down 21% to 1,360, due primarily to the 43% lower backlog leading into the current year and the sustained softer demand environment experienced throughout the first quarter of 2026. Throughout the period, we remained focused on protecting price, maintaining a disciplined approach to incentives and avoiding more aggressive pricing actions to drive volume. While shifts in product and geographic mix weighed on average sales price in backlog, we believe this approach helped mitigate further pricing pressure, while contributing to lower order activity and a corresponding decline in backlog units. The average sales price in backlog decreased 5% to $728,000 as of March 31, 2026, compared to $763,000 at March 31, 2025. This decrease was due to a combination of geographical mix shifts, along with a higher level of incentives.
Backlog dollar value in our West segment decreased 26% due to a 26% decrease in backlog units, offset by a 1% increase in average sales price. The decrease in backlog units was largely due to a 6% decrease in net new home orders for the current year-to-date period, in addition to the 47% decrease in backlog units to start the current year. In our Central segment, backlog dollar value decreased by 15%, driven by a 17% decline in backlog units, offset slightly by a 2% increase in average sales price. This reduction in backlog units was largely due to the 45% decrease in backlog units to start the current year. In our East segment, backlog dollar value decreased by 31%, driven by a 9% decline in backlog units and a 24% decrease in average sales price. The reduction in units was driven by a 25% decrease in backlog units to start the current year. The decrease in average sales price was largely attributable to increased incentives and a shift in geographic mix, with a higher concentration of backlog in the higher-priced DC Metro market in the prior year, compared to a greater mix of backlog in Raleigh and Charlotte in the current year.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	342	$265,933	$778	521	$400,522	$769	(34)%	(34)%	1%
Central	274	154,275	563	377	210,522	558	(27)%	(27)%	1%
East	120	86,288	719	142	109,742	773	(15)%	(21)%	(7)%
Total	736	$506,496	$688	1,040	$720,786	$693	(29)%	(30)%	(1)%
 Home sales revenue decreased $214.3 million to $506.5 million for the three months ended March 31, 2026 compared to the prior year period. The decrease was comprised of $210.7 million related to a 304-unit decrease in new homes delivered in the three months ended March 31, 2026, and a $3.7 million decrease related to a $5,000 decrease in average sales price for the three months ended March 31, 2026. Our lower backlog entering the current year period, which was down 43% on a unit basis and 42% on a dollar value basis compared to the prior year period, resulted in fewer new home deliveries and was the primary driver of the revenue decline.
Home sales revenue in our West segment decreased 34% due to a 34% decrease in new homes delivered, while average sales price increased by 1%. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 27% due to a 27% decrease in new homes delivered, while average sales price increased by 1%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year. Home sales revenue in our East segment decreased by 21% due to a 15% decrease in new homes delivered and a 7% decrease in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current year period compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended March 31,
	2026	%	2025	%
Home sales revenue	$506,496	100.0%	$720,786	100.0%
Cost of home sales	411,066	81.2%	548,273	76.1%
Homebuilding gross margin	95,430	18.8%	172,513	23.9%
Add: interest in cost of home sales	16,470	3.3%	23,035	3.2%
Add: impairments and lot option abandonments	1,068	0.2%	1,073	0.1%
Adjusted homebuilding gross margin(1)	$112,968	22.3%	$196,621	27.3%
Homebuilding gross margin percentage	18.8%		23.9%
Adjusted homebuilding gross margin percentage(1)	22.3%		27.3%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.8% for the three months ended March 31, 2026 compared to 23.9% for the prior-year period. The year-over-year decline was primarily driven by higher incentives, as we continue to adjust price and pace at the local market level to align with evolving demand dynamics. As affordability pressures persist, we continue to calibrate our pricing strategies, sales pace, and the use of incentives to support absorption while protecting returns. Excluding interest, impairments, and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 22.3% for the three months ended March 31, 2026 compared to 27.3% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2026	2025	2026	2025
Sales and marketing	$37,887	$42,942	7.5%	6.0%
General and administrative (G&A)	52,959	57,675	10.5%	8.0%
Total sales and marketing and G&A	$90,846	$100,617	17.9%	14.0%
Total SG&A expense as a percentage of home sales revenue increased to 17.9% for the three months ended March 31, 2026, compared to 14.0% in the prior-year period. Total SG&A expense decreased $9.8 million to $90.8 million for the three months ended March 31, 2026 from $100.6 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 7.5% for the three months ended March 31, 2026, compared to 6.0% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $37.9 million for the three months ended March 31, 2026 compared to $42.9 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 30% compared to the prior-year period, such a decrease in absolute dollars is expected.
G&A expense as a percentage of home sales revenue increased to 10.5% of home sales revenue for the three months ended March 31, 2026 compared to 8.0% for the prior-year period. This increase was due primarily to reduced leverage on our fixed components of G&A expenses, which is directly associated with the lower home sales revenue in the current year period. G&A expense decreased to $53.0 million for the three months ended March 31, 2026 compared to $57.7 million for the prior-year period, largely driven by a decrease in incentive compensation-related costs.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $18.6 million and $21.3 million for the three months ended March 31, 2026 and 2025, respectively. All interest incurred in both periods was capitalized.
Transaction Expense
Transaction expense related to the Merger with Sumitomo Forestry for the three months ended March 31, 2026 was $5.9 million. We expect to incur additional transaction-related costs in future periods in connection with the Merger, which is expected to close in the second quarter of 2026, subject to the conditions set forth in the Merger Agreement.
Other Income, Net
Other income, net for the three months ended March 31, 2026 and 2025 was income of $7.2 million and $9.1 million, respectively. Results were generally consistent year-over-year, with interest income the primary driver of activity in both periods.

Income Tax
For the three months ended March 31, 2026, we recorded a tax provision of $81,000 based on an effective tax rate of 1.2%. For the three months ended March 31, 2025, we recorded a tax provision of $22.5 million based on an effective tax rate of 26.0%. The difference between our effective tax rate for the three months ended March 31, 2026 and 2025 and the federal statutory rate was primarily due to state income tax expense, benefits from share-based compensation and non-deductible executive compensation.

Financial Services Segment
Income before income taxes from our financial services operations decreased to $1.4 million for the three months ended March 31, 2026 compared to $4.9 million for the prior year period. The decline was primarily attributable to lower revenue, which varies with home sales activity and, accordingly, decreased in line with lower home sales revenue.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total Originations:
Loans	478	520
Principal	$260,608	$273,800

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	22%	12%
Other agency	78%	88%
Total agency	100%	100%

Loan Type:
Fixed rate	93%	100%
ARM	7%	—%

Credit Quality:
Average FICO score	754	759

Other Data:
Average combined LTV ratio	80%	78%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	534	598
Principal	$292,326	$316,072
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

	March 31,		Increase (Decrease)
	2026	2025	Amount	%
Lots Owned
West	8,690	9,542	(852)	(9)%
Central	5,157	5,475	(318)	(6)%
East	2,055	1,843	212	12%
Total	15,902	16,860	(958)	(6)%
Lots Controlled(1)
West	4,010	4,358	(348)	(8)%
Central	8,576	9,276	(700)	(8)%
East	4,449	4,707	(258)	(5)%
Total	17,035	18,341	(1,306)	(7)%
Total Lots Owned or Controlled(1)	32,937	35,201	(2,264)	(6)%

__________
(1)As of March 31, 2026 and 2025, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of March 31, 2026 and 2025, lots controlled for Central include 5,709 and 5,711 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2026 were operating expenses, land purchases, land development, and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of March 31, 2026, we had total liquidity of $1.7 billion, including cash and cash equivalents of $847.9 million and $827.5 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of March 31, 2026 and December 31, 2025, there were $2.1 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of March 31, 2026, we were in compliance with the covenants required by our Senior Notes.

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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of March 31, 2026 and continues to mature on June 29, 2027.
On April 16, 2026, we entered into a Seventh Modification Agreement (the “Seventh Modification”) to the Credit Agreement. The Seventh Modification (i) provides that the administrative agent and the lenders consent to, and waive any default or event of default that would otherwise arise as a result of, the consummation by the Company of the transactions contemplated by Merger Agreement; and (ii) effective upon the consummation of the transactions contemplated by the Merger Agreement, amends the Credit Agreement to revise the definition of “Change in Control” to include the failure of Sumitomo Forestry to directly or indirectly (a) own more than 50% of the outstanding shares of voting stock of the Company or (b) possess the power to direct or cause the direction of the management, policies, or activities of the Company.
As of March 31, 2026, we had no outstanding debt under the Revolving Facility and there was $827.5 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of March 31, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 4.83%. As of March 31, 2026, there were $6.7 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.9 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026 and December 31, 2025, we had outstanding letters of credit of $22.5 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of both March 31, 2026 and December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on these loans are expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met. One of the seller-financed loans, representing $5.9 million of the total balance as of both March 31, 2026 and December 31, 2025, accrues interest at an imputed interest rate of 4.50% per annum. The remaining seller-financed loan represented $600,000 of the total balance as of both March 31, 2026 and December 31, 2025.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at March 31,	Covenant Requirement at March 31,
Financial Covenants	2026	2026
Consolidated Tangible Net Worth	$3,158,820	$2,346,759
(Not less than $2.22 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2024)
Leverage Test	9.2%	≤60%
(Not to exceed 60%)
Interest Coverage Test	5.6	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of March 31, 2026, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Loans payable	$456,468	$456,468
Senior notes	647,858	647,586
Mortgage repurchase facilities	59,315	90,570
Total debt	1,163,641	1,194,624
Less: mortgage repurchase facilities	(59,315)	(90,570)
Total homebuilding debt	1,104,326	1,104,054
Stockholders’ equity	3,307,043	3,315,834
Total capital	$4,411,369	$4,419,888
Ratio of homebuilding debt-to-capital(1)	25.0%	25.0%

Total homebuilding debt	$1,104,326	$1,104,054
Less: Cash and cash equivalents	(847,903)	(982,814)
Net homebuilding debt	256,423	121,240
Stockholders’ equity	3,307,043	3,315,834
Net capital	$3,563,466	$3,437,074
Ratio of net homebuilding debt-to-net capital(2)	7.2%	3.5%
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

Cash Flows—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:
•Net cash used in operating activities increased by $16.8 million to cash used of $48.0 million for the three months ended March 31, 2026 compared to $31.2 million of cash used in the prior year period. The increase was driven by a $57.2 million decrease in net income, and a $13.3 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts receivable, accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $38.2 million for the three months ended March 31, 2026, compared to cash used of $3.3 million for the prior year period. The year-over-year change was primarily attributable to a higher level of net investments in unconsolidated entities in the current year period.
•Net cash used in financing activities was $48.8 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $122.7 million for the prior year period. The decrease was primarily due to the absence of share repurchases in the current period, compared to $75.0 million during the prior year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of March 31, 2026, we had $226.2 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $2.1 billion (net of deposits). See Note 7, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, we held equity investments in sixteen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 6, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Inflation
Inflation remained relatively stable through most of the first quarter of 2026, though it continues to run above the Federal Reserve’s target. Recent geopolitical tensions, particularly the conflict involving Iran and resulting oil supply disruptions, have introduced renewed upside risk. We are actively monitoring these developments for potential impacts on inflation trends moving forward. Additionally, emerging trade policy developments—including potential new or increased tariffs—may drive input costs higher and contribute to renewed inflation, potentially affecting construction costs, consumer behavior, and demand for new homes. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2026. We did not enter into during the three months ended March 31, 2026, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended March 31, 2026.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 13, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
    There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. If any of the risks discussed in our Annual Report on Form 10-K, as supplemented and updated, occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or a part of your investment. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Cautionary Note Concerning Forward-Looking Statements.”

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
(c)     During the quarter ended March 31, 2026, no director or officer subject to Section 16 of the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Seventh Modification Agreement, dated as of April 16, 2026, among Tri Pointe Homes, Inc., U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (filed April 17, 2026))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 26, 2026))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: April 29, 2026	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: April 29, 2026	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)