Form 10-Q
period 2026-06-30
Tri Pointe Homes, Inc.
filed 2026-08-13
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
None	`	None	None
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
100 shares of the registrant’s common stock were issued and outstanding as of July 30, 2026.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this quarterly report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$462,085	$982,814
Receivables	175,514	147,250
Real estate inventories	3,436,045	3,178,248
Investments in unconsolidated entities	245,695	183,075
Mortgage loans held for sale	86,881	98,514
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	43,132	43,132
Other assets	211,811	187,899
Total assets	$4,817,766	$4,977,535
Liabilities
Accounts payable	$79,848	$41,693
Accrued expenses and other liabilities	420,675	425,289
Loans payable	450,600	456,468
Senior notes, net	648,135	647,586
Mortgage repurchase facilities	77,459	90,570
Total liabilities	1,676,717	1,661,606

Commitments and contingencies (Note 12)

Equity
Stockholders’ equity:
Common stock, $0.01 par value, 100 and 500,000,000 shares authorized and 100 and 84,478,836 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	844
Additional paid-in capital	—	—
Retained earnings	3,140,839	3,314,990
Total stockholders’ equity	3,140,839	3,315,834
Noncontrolling interests	210	95
Total equity	3,141,049	3,315,929
Total liabilities and equity	$4,817,766	$4,977,535

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding:
Home sales revenue	$685,118	$879,832	$1,191,614	$1,600,618
Land and lot sales revenue	23	3,364	598	5,185
Other operations revenue	825	814	1,650	1,634
Total revenues	685,966	884,010	1,193,862	1,607,437
Cost of home sales	562,022	696,630	973,088	1,244,903
Cost of land and lot sales	205	3,253	1,184	4,994
Other operations expense	812	793	1,625	1,587
Sales and marketing	45,333	50,171	83,220	93,113
General and administrative	177,205	60,803	230,164	118,478
Homebuilding (loss) income from operations	(99,611)	72,360	(95,419)	144,362
Equity in (loss) income of unconsolidated entities	(24)	471	(112)	966
Transaction expense	(73,779)	—	(79,656)	—
Other income, net	5,652	7,174	12,888	16,303
Homebuilding (loss) income before income taxes	(167,762)	80,005	(162,299)	161,631
Financial Services:
Revenues	16,106	18,403	29,599	35,904
Expenses	13,676	14,058	25,741	26,675
Financial services income before income taxes	2,430	4,345	3,858	9,229
(Loss) income before income taxes	(165,332)	84,350	(158,441)	170,860
Benefit (provision) for income taxes	7,646	(23,640)	7,565	(46,133)
Net (loss) income	(157,686)	60,710	(150,876)	124,727
Net (income) loss attributable to noncontrolling interests	(12)	38	(36)	57
Net (loss) income available to common stockholders	$(157,698)	$60,748	$(150,912)	$124,784

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	85,135,803	$851	$—	$3,306,192	$3,307,043	$119	$3,307,162
Net income	—	—	—	(157,698)	(157,698)	12	(157,686)
Shares issued under stock-based awards	29,689	—	—	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(32)	—	(32)	—	(32)
Stock-based compensation expense	—	—	3,032	—	3,032	—	3,032
Reclassification of previously recognized stock-based compensation from additional paid-in capital to accrued liabilities	—	—	(1,841)	—	(1,841)	—	(1,841)
Reclassification of previously recognized stock-based compensation related to awards settled at the Merger	—	—	(9,665)	—	(9,665)	—	(9,665)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	79	79
Effect of merger transaction	(85,165,392)	(851)	—	851	—	—	—
Reclass the negative APIC to retained earnings	—	—	8,506	(8,506)	—	—	—
Balance at June 30, 2026	100	$—	$—	$3,140,839	$3,140,839	$210	$3,141,049

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	84,478,836	$844	$—	$3,314,990	$3,315,834	$95	$3,315,929
Net income	—	—	—	(150,912)	(150,912)	36	(150,876)
Shares issued under stock-based awards	686,656	7	(7)	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(17,566)	—	(17,566)	—	(17,566)
Stock-based compensation expense	—	—	4,989	—	4,989	—	4,989
Reclassification of previously recognized stock-based compensation from Additional Paid-in Capital to accrued liabilities	—	—	(1,841)	—	(1,841)	—	(1,841)
Reclassification of previously recognized stock-based compensation related to awards settled at the Merger	—	—	(9,665)	—	(9,665)	—	(9,665)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	79	79
Effect of merger transaction	(85,165,392)	(851)	—	851	—	—	—
Reclass the negative APIC to retained earnings	—	—	24,090	(24,090)	—	—	—
Balance at June 30, 2026	100	$—	$—	$3,140,839	$3,140,839	$210	$3,141,049

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	90,669,862	$907	$—	$3,320,792	$3,321,699	$25	$3,321,724
Net income (loss)	—	—	—	60,748	60,748	(38)	60,710
Shares issued under stock-based awards	24,631	—	—	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(36)	—	(36)	—	(36)
Stock-based compensation expense	—	—	8,603	—	8,603	—	8,603
Share repurchases	(3,187,982)	(32)	(101,021)	—	(101,053)	—	(101,053)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	146	146
Reclass the negative APIC to retained earnings	—	—	92,454	(92,454)	—	—	—
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income (loss)	—	—	—	124,784	124,784	(57)	124,727
Shares issued under stock-based awards	513,476	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(9,957)	—	(9,957)	—	(9,957)
Stock-based compensation expense	—	—	16,159	—	16,159	—	16,159
Share repurchases	(5,458,694)	(55)	(176,633)	—	(176,688)	178	(176,510)
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)

Reclass the negative APIC to retained earnings	—	—	170,436	(170,436)	—	—	—
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(150,876)	$124,727
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,203	15,044
Equity in loss (income) of unconsolidated entities, net	112	(966)
Amortization of stock-based compensation	4,989	16,159
Settlement of previously recognized stock-based compensation	(9,665)	—
Charges for impairments and lot option abandonments	20,802	14,169
Fair value adjustment on mortgage loans held for sale	825	215
Returns on investments in unconsolidated entities, net	—	966
Changes in assets and liabilities:
Real estate inventories	(286,066)	(159,656)
Mortgage loans held for sale	10,808	9,924
Receivables	(28,264)	(54,103)
Other assets	(29,762)	(24,172)
Accounts payable	38,154	13,352
Accrued expenses and other liabilities	(3,200)	(61,075)
Net cash used in operating activities	(416,940)	(105,416)
Cash flows from investing activities:
Purchases of property and equipment	(13,643)	(18,296)
Investments in unconsolidated entities	(68,380)	(32,483)
Distributions from unconsolidated entities	14,700	11,230
Net cash used in investing activities	(67,323)	(39,549)
Cash flows from financing activities:
Borrowings from loans payable	—	1,600
Repayment of loans payable and senior notes	(5,868)	(9,649)
Debt issuance costs	—	(4,246)
Borrowings on mortgage repurchase facilities	611,264	697,084
Repayments on mortgage repurchase facilities	(624,375)	(702,160)
Contributions from noncontrolling interests	79	—
Tax withholding paid on behalf of employees for stock-based awards	(17,566)	(9,957)
Share repurchases, excluding excise tax	—	(175,110)
Net cash used in financing activities	(36,466)	(202,438)
Net decrease in cash and cash equivalents	(520,729)	(347,403)
Cash and cash equivalents–beginning of period	982,814	970,045
Cash and cash equivalents–end of period	$462,085	$622,642

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
Tri Pointe is engaged in the design, construction and sale of innovative single-family attached and detached homes, with a presence in thirteen states, including Arizona, California, Colorado, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Texas, Virginia, Utah and Washington, and the District of Columbia. In April 2024, we announced our expansion into the Coastal Carolinas region, which includes parts of South Carolina and Georgia.
On May 14, 2026, the Company completed the previously announced merger transaction (the “Merger”) with Sumitomo Forestry Co., Ltd. (“Sumitomo Forestry”) and Teton NewCo, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into the Company, with the Company surviving the merger as an indirect wholly owned subsidiary of Sumitomo Forestry. Upon completion of the Merger, each issued and outstanding share of the Company’s common stock was converted into the right to receive $47.00 in cash, without interest and subject to applicable withholding taxes, and the Company’s common stock ceased trading on the New York Stock Exchange. For further details, see Note 16, Merger Transaction.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of June 30, 2026 and December 31, 2025 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Home sales revenue
We generate the majority of our total revenues from home sales, which consists of our core business operation of building and delivering completed homes to homebuyers. Home sales revenue and related profit are generally recognized when title to and possession of the home are transferred to the homebuyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Included in home sales revenue are forfeited deposits, which occur when homebuyers cancel home purchase contracts that include a nonrefundable deposit. Both revenue from forfeited deposits and deferred revenue resulting from uncompleted performance obligations existing at the time we deliver new homes to our homebuyers are immaterial.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of June 30, 2026, mortgage loans held for sale had an aggregate estimated fair value of $86.9 million and an aggregate outstanding principal balance of $86.9 million. For the three months ended June 30, 2026, we recorded an unrealized loss of $178,000, and for the six months ended June 30, 2026, we recorded an unrealized loss of $825,000. These amounts were included in Financial Services revenue and relate to the mortgage loans held for sale as of June 30, 2026.
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
Transaction Expense
On February 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Forestry and Merger Sub. On May 14, 2026, the Merger was completed, and Merger Sub merged with and into the Company, with the Company surviving the Merger as an indirect wholly owned subsidiary of Sumitomo Forestry. Transaction expense related to the Merger for the three and six months ended June 30, 2026 was $73.8 million and $79.7 million, respectively, and is included in the consolidated statements of operations. In addition, general and administrative expense for the three and six months ended June 30, 2026 included approximately $122.1 million of costs incurred in connection with the Sumitomo Forestry transaction, including accelerated vesting of restricted stock units and other transaction-related compensation costs. Financial services expense for the three and six months ended June 30, 2026 also included approximately $907,000 of costs incurred in connection with the Sumitomo Forestry transaction related to these same items. Substantially all costs associated with the Merger have been recognized, and the Company does not expect to incur significant additional costs related to the Merger.
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for our annual report covering the fiscal year beginning January 1, 2027, and for interim periods beginning January 1, 2028. We are currently evaluating the impact this new standard will have on our financial statement disclosures.

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
West region: Arizona, California, Nevada and Washington
Central region: Colorado, Texas and Utah
East region: District of Columbia, Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia
Our Tri Pointe Solutions financial services operation is a reportable segment and is comprised of our Tri Pointe Connect mortgage financing operations, our Tri Pointe Assurance title and escrow services operations, and our Tri Pointe Advantage property and casualty insurance agency operations. These financial services businesses have been aggregated in accordance with the criteria outlined in ASC 280, considering their similar economic and operational characteristics. For further details, see Note 1, Organization and Summary of Significant Accounting Policies.
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
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and reviews segment performance to make resource allocation decisions. The CODM evaluates each segment based on revenue, operating profit, and other key homebuilding metrics to guide strategic decisions.
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2026
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$364,251	$206,933	$113,934	$685,118	$—	$—	$685,118
Land and lot sales revenue	23	—	—	23	—	—	23
Other operations revenue	825	—	—	825	—	—	825
Financial services revenue	—	—	—	—	16,106	—	16,106
Total revenues	365,099	206,933	113,934	685,966	16,106	—	702,072
Cost of home sales	(303,806)	(163,712)	(93,092)	(560,610)	—	(1,412)	(562,022)
Cost of land and lot sales	(205)	—	—	(205)	—	—	(205)
Other operations expense	(812)	—	—	(812)	—	—	(812)
Sales and marketing	(22,628)	(15,409)	(7,082)	(45,119)	—	(214)	(45,333)
General and administrative	(27,980)	(14,122)	(11,898)	(54,000)	—	(123,205)	(177,205)
Financial services expense	—	—	—	—	(13,676)	—	(13,676)
Income (loss) from operations	9,668	13,690	1,862	25,220	2,430	(124,831)	(97,181)
Equity in income (loss) of unconsolidated entities	(13)	(10)	(1)	(24)	—	—	(24)
Transaction expense	—	—	—	—	—	(73,779)	(73,779)
Other income, net	19	133	5	157	—	5,495	5,652
Income (loss) before income taxes	$9,674	$13,813	$1,866	$25,353	$2,430	$(193,115)	$(165,332)

	Three Months Ended June 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$470,305	$262,593	$146,934	$879,832	$—	$—	$879,832
Land and lot sales revenue	3,364	—	—	3,364	—	—	3,364
Other operations revenue	805	8	1	814	—	—	814
Financial services revenue	—	—	—	—	18,403	—	18,403
Total revenues	474,474	262,601	146,935	884,010	18,403	—	902,413
Cost of home sales	(372,305)	(208,977)	(113,536)	(694,818)	—	(1,812)	(696,630)
Cost of land and lot sales	(3,253)	—	—	(3,253)	—	—	(3,253)
Other operations expense	(793)	—	—	(793)	—	—	(793)
Sales and marketing	(24,560)	(17,227)	(7,833)	(49,620)	—	(551)	(50,171)
General and administrative	(18,647)	(9,285)	(8,134)	(36,066)	—	(24,737)	(60,803)
Financial services expense	—	—	—	—	(14,058)	—	(14,058)
Income (loss) from operations	54,916	27,112	17,432	99,460	4,345	(27,100)	76,705
Equity in income (loss) of unconsolidated entities	65	406	—	471	—	—	471
Other income, net	148	146	—	294	—	6,880	7,174
Income (loss) before income taxes	$55,129	$27,664	$17,432	$100,225	$4,345	$(20,220)	$84,350

	Six Months Ended June 30, 2026
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$630,184	$361,208	$200,222	$1,191,614	$—	$—	$1,191,614
Land and lot sales revenue	23	575	—	598	—	—	598
Other operations revenue	1,650	—	—	1,650	—	—	1,650
Financial services revenue	—	—	—	—	29,599	—	29,599
Total revenues	631,857	361,783	200,222	1,193,862	29,599	—	1,223,461
Cost of home sales	(521,009)	(288,338)	(160,898)	(970,245)	—	(2,843)	(973,088)
Cost of land and lot sales	(510)	(674)	—	(1,184)	—	—	(1,184)
Other operations expense	(1,625)	—	—	(1,625)	—	—	(1,625)
Sales and marketing	(41,766)	(27,749)	(13,293)	(82,808)	—	(412)	(83,220)
General and administrative	(44,824)	(22,909)	(19,739)	(87,472)	—	(142,692)	(230,164)
Financial services expense	—	—	—	—	(25,741)	—	(25,741)
Income (loss) from operations	22,123	22,113	6,292	50,528	3,858	(145,947)	(91,561)
Equity in income (loss) of unconsolidated entities	(17)	(10)	(85)	(112)	—	—	(112)
Transaction expense	—	—	—	—	—	(79,656)	(79,656)
Other income, net	26	407	22	455	—	12,433	12,888
Income (loss) before income taxes	$22,132	$22,510	$6,229	$50,871	$3,858	$(213,170)	$(158,441)

	Six Months Ended June 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$870,827	$473,115	$256,676	$1,600,618	$—	$—	$1,600,618
Land and lot sales revenue	3,785	1,400	—	5,185	—	—	5,185
Other operations revenue	1,611	18	5	1,634	—	—	1,634
Financial services revenue	—	—	—	—	35,904	—	35,904
Total revenues	876,223	474,533	256,681	1,607,437	35,904	—	1,643,341
Cost of home sales	(677,931)	(369,014)	(194,676)	(1,241,621)	—	(3,282)	(1,244,903)
Cost of land and lot sales	(3,806)	(1,188)	—	(4,994)	—	—	(4,994)
Other operations expense	(1,587)	—	—	(1,587)	—	—	(1,587)
Sales and marketing	(47,329)	(30,564)	(14,206)	(92,099)	—	(1,014)	(93,113)
General and administrative	(36,973)	(18,086)	(15,888)	(70,947)	—	(47,531)	(118,478)
Financial services expense	—	—	—	—	(26,675)	—	(26,675)
Income (loss) from operations	108,597	55,681	31,911	196,189	9,229	(51,827)	153,591
Equity in income (loss) of unconsolidated entities	67	899	—	966	—	—	966
Other income, net	238	450	4	692	—	15,611	16,303
Income (loss) before income taxes	$108,902	$57,030	$31,915	$197,847	$9,229	$(36,216)	$170,860

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate inventories
West	$2,085,090	$1,902,818
Central	850,042	794,189
East	500,913	481,241
Total	$3,436,045	$3,178,248

Total assets(1)
West	$2,413,069	$2,187,263
Central	1,126,422	1,038,430
East	557,260	530,401
Corporate	573,544	1,064,313
Total homebuilding assets	4,670,295	4,820,407
Financial services	147,471	157,128
Total	$4,817,766	$4,977,535
__________
(1)    Total assets as of June 30, 2026 and December 31, 2025 include $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of June 30, 2026 and December 31, 2025 include our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 7, Goodwill and Other Intangible Assets.

3.    Receivables
Receivables consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Escrow proceeds and other accounts receivable, net	$106,597	$78,229
Warranty insurance receivable (Note 12)	68,917	69,021
Total receivables	$175,514	$147,250

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $436,000 as of both June 30, 2026 and December 31, 2025.

4.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Real estate inventories owned:
Homes completed or under construction	$1,380,027	$1,038,990
Land under development	1,336,072	1,445,671
Land held for future development	160,702	159,627
Model homes	324,748	304,742
Total real estate inventories owned	3,201,549	2,949,030
Real estate inventories not owned:
Land purchase and land option deposits	215,505	209,642
Consolidated inventory not owned	18,991	19,576
Total real estate inventories not owned	234,496	229,218
Total real estate inventories	$3,436,045	$3,178,248

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
Real estate inventories not owned includes deposits related to land purchase and land and lot option agreements. For further details on deposits, see Note 6, Variable Interest Entities. In addition, real estate inventories not owned includes land sold under a land bank financing arrangement for which we retained a repurchase option.
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest incurred	$18,326	$20,374	$36,911	$41,693
Interest capitalized	(18,326)	(20,374)	(36,911)	(41,693)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$163,415	$184,536	$161,300	$186,370
Interest capitalized as a cost of inventory	18,326	20,374	36,911	41,693
Interest previously capitalized as a cost of inventory, included in cost of sales	(21,263)	(25,578)	(37,733)	(48,731)
Capitalized interest in ending inventory	$160,478	$179,332	$160,478	$179,332

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Real estate inventory impairments	$8,435	$11,000	$8,435	$11,000
Land and lot option abandonments and pre-acquisition charges	11,299	2,096	12,367	3,169
Total	$19,734	$13,096	$20,802	$14,169
Impairments of real estate inventory relate primarily to projects or communities that include homes completed or under construction. During the three and six months ended June 30, 2026, we recorded real estate inventory impairment charges of $8.4 million, comprised of $6.5 million in the West reporting segment, and $1.9 million in the East reporting segment. These impairment charges related to active communities where the carrying value of the communities exceeded the fair value based on a discounted cash flows analysis, with the discount rates used to calculate fair value ranging from 10% to 12%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with this community. During the three and six months ended June 30, 2025, we recorded a real estate inventory impairment charge of $11.0 million related to one active community in the West reporting segment where the carrying value of the community exceeded the fair value based on a discounted cash flows analysis. The impairment charge occurred in our second quarter reporting period, and the discount rate used to calculate fair value was 12%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with this community.
In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. We have option deposits and capitalized pre-acquisition costs associated with the optioned land and lots. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized pre-acquisition costs associated with the assets under option may be forfeited at that time. During the three and six months ended June 30, 2026, land and lot option abandonments and pre-acquisition charges included a $9.0 million charge related to optioned lots for a community in the West reporting segment where we elected not to move forward with the acquisition.
Real estate inventory impairments and land option abandonments are recorded in cost of home sales in the consolidated statements of operations.

5.    Investments in Unconsolidated Entities
As of June 30, 2026, we held equity investments in seventeen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash	$28,308	$34,867
Receivables	1,595	446
Real estate inventories	890,735	695,084
Other assets	269	615
Total assets	$920,907	$731,012
Liabilities and equity
Debt obligations and other liabilities	$291,548	$217,956
Company’s equity	245,695	183,075
Outside interests’ equity	383,664	329,981
Total liabilities and equity	$920,907	$731,012

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
As of June 30, 2026 and December 31, 2025, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At June 30, 2026 and December 31, 2025, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $252.3 million and $177.6 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$20,790	$52,629	$40,169	$70,539
Other operating expense	(20,967)	(54,050)	(40,425)	(67,931)
Other income (expense), net	(7)	(5)	(216)	—
Net (loss) income	$(184)	$(1,426)	$(472)	$2,608
Company’s equity in (loss) income of unconsolidated entities	$(24)	$471	$(112)	$966
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

6.    Variable Interest Entities
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
We analyze each of our land and lot option agreements and other similar contracts under the provisions of Accounting Standards Topic 810, Consolidation to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are determined to be the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect its assets as real estate inventory not owned included in our real estate inventories, its liabilities as debt (nonrecourse) held by VIEs in accrued expenses and other liabilities and the net equity of the VIE owners as noncontrolling interests on our consolidated balance sheets. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE.
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	June 30, 2026			December 31, 2025
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$209,734	$1,896,535	N/A	$201,640	$1,960,508	N/A
Other land option agreements	5,771	52,657	N/A	8,002	108,850	N/A
Total	$215,505	$1,949,192	$—	$209,642	$2,069,358	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $16.2 million and $13.1 million as of June 30, 2026 and December 31, 2025, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets. Depending on the terms of the applicable contracts, we may also have additional exposure to loss related to development obligations.

7.    Goodwill and Other Intangible Assets
As of June 30, 2026 and December 31, 2025, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of June 30, 2026 and December 31, 2025, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

8.    Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$14,060	$12,377
Refundable fees and other deposits	22,594	18,913
Development rights, held for future use or sale	—	845
Deferred loan costs—loans payable	6,145	7,181
Operating properties and equipment, net	59,767	61,212
Lease right-of-use assets	72,586	75,840
Income tax receivable	31,143	6,377
Other	5,516	5,154
Total	$211,811	$187,899

9.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related costs	$37,477	$50,938
Warranty reserves (Note 12)	127,482	124,103
Estimated cost for completion of real estate inventories	97,900	92,623
Customer deposits	35,707	23,757
Liabilities related to inventory not owned	18,991	19,576
Accrued income taxes payable	—	2,764
Accrued interest	4,094	4,714
Other tax liability	1,159	3,910
Lease liabilities	85,678	88,386
Other	12,187	14,518
Total	$420,675	$425,289

10.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(1,865)	(2,414)
Total	$648,135	$647,586

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
As of June 30, 2026 and December 31, 2025, there were $1.9 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loan facility	$450,000	$450,000
Seller financed loans	600	6,468
Total	$450,600	$456,468
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of June 30, 2026 and continues to mature on June 29, 2027.
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
As of June 30, 2026, we had no outstanding debt under the Revolving Facility and there was $821.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 4.82%. As of June 30, 2026, there were $6.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.8 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 and December 31, 2025, we had outstanding letters of credit of $29.0 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.

As of June 30, 2026, we had $600,000 outstanding related to one seller-financed loan, and as of December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on our outstanding loan is expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met.
Interest Incurred
During the three months ended June 30, 2026 and 2025, we incurred interest of $18.3 million and $20.4 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $794,000 and $650,000 for the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, we incurred interest of $36.9 million and $41.7 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $1.6 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. Accrued interest related to all outstanding debt at June 30, 2026 and December 31, 2025 was $4.1 million and $4.7 million, respectively.
Mortgage Repurchase Facilities
As of June 30, 2026, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of June 30, 2026, Tri Pointe Connect had $77.5 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 5.7%, and $122.5 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of June 30, 2026.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of June 30, 2026 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$40,606	$100,000	Term SOFR + 1.75%	5/28/2027	Mortgage Loans
Warehouse B (2)	36,853	50,000	Term SOFR + 1.75%	7/26/2027	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$77,459	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of June 30, 2026, mortgage loans held for sale had an aggregate fair value of $86.9 million.
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
The Company was in compliance with all applicable financial covenants as of June 30, 2026 and December 31, 2025.

11.    Fair Value Disclosures
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
A summary of assets and liabilities at June 30, 2026 and December 31, 2025, related to our financial instruments, is set forth below (in thousands):

		June 30, 2026		December 31, 2025
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$650,001	$650,000	$657,888
Term Loan Facility(2)	Level 2	$450,000	$450,000	$450,000	$450,000
Seller financed loans(3)	Level 2	$600	$600	$6,468	$6,468
Mortgage loans held for sale(4)	Level 2	$86,881	$86,881	$98,514	$98,514
Mortgage repurchase facilities(5)	Level 2	$77,459	$77,459	$90,570	$90,570
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $1.9 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the Senior Notes at June 30, 2026 and December 31, 2025 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of June 30, 2026 and December 31, 2025 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of June 30, 2026 and December 31, 2025 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At June 30, 2026 and December 31, 2025, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Six Months Ended June 30, 2026		Year Ended December 31, 2025
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$8,435	$25,059	$31,097	$106,315
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

We recorded real estate inventory impairment charges of $8.4 million during the three and six months ended June 30, 2026. These impairment charges related to active communities where the carrying value of the communities exceeded their fair value based on a discounted cash flows analysis with the discount rates used to calculate fair value ranging from 10% to 12%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with these communities.

12.    Commitments and Contingencies
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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of June 30, 2026 and December 31, 2025, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $68.9 million and $69.0 million as of June 30, 2026 and December 31, 2025, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty reserves, beginning of period	$125,422	$113,865	$124,103	$116,150
Warranty reserves accrued	7,314	9,344	12,642	16,532
Warranty expenditures	(5,254)	(14,804)	(9,263)	(24,277)
Warranty reserves, end of period	$127,482	$108,405	$127,482	$108,405

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of June 30, 2026 and December 31, 2025, the Company had outstanding surety bonds totaling $665.3 million and $634.9 million, respectively. As of June 30, 2026 and December 31, 2025, our estimated cost to complete obligations related to these surety bonds was $630.8 million and $492.4 million, respectively.
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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Lease Cost
Operating lease cost (included in SG&A expense)	$3,494	$3,411	$7,031	$6,633
Ground lease cost (included in other operations expense)	812	793	1,625	1,587
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(824)	(805)	(1,649)	(1,610)
Net lease cost	$3,482	$3,399	$7,007	$6,610

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,809	$3,439	$7,514	$6,673
Ground lease cash flows (included in operating cash flows)	$664	$664	$1,327	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,647	$17,095	$2,816	$17,925

	June 30, 2026	December 31, 2025
Weighted-average discount rate:
Operating leases	5.3%	5.4%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.3	5.7
Ground leases	42.1	42.5
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2026	$6,546	$1,619
2027	14,223	3,237
2028	13,876	3,237
2029	12,361	3,237
2030	8,803	3,237
Thereafter	12,013	68,926
Total lease payments	$67,822	$83,493
Less: Interest	9,167	56,471
Present value of operating lease liabilities	$58,655	$27,022
 __________
(1)    Ground leases are fully subleased through 2041, representing $49.7 million of the $83.5 million future ground lease obligations.
13.    Stock-Based Compensation
2022 Long-Term Incentive Plan
On April 20, 2022, our stockholders approved the Tri Pointe Homes, Inc. 2022 Long-Term Incentive Plan (the “2022 Plan”), which had been previously approved by our board of directors. The 2022 Plan provided for the grant of stock-based awards, including options to purchase shares of common stock, stock appreciation rights, restricted stock, restricted stock units, bonus stock and performance awards. The total number of shares of our common stock initially reserved under the 2022 Plan was 7,500,000 shares. In connection with the completion of the Merger on May 14, 2026, the 2022 Plan was terminated. The administrative provisions of the 2022 Plan remain in effect solely to the extent necessary to administer awards that were converted into cash-settled awards in connection with the Merger, as described below.
Merger Transaction

On May 14, 2026, in connection with the completion of the Merger, each outstanding share of the Company’s common stock was converted into the right to receive $47.00 per share in cash. Pursuant to the Merger Agreement, outstanding equity awards under the 2022 Plan were settled or modified depending on the terms of the applicable awards. Awards that vested or became vested upon the closing of the Merger were canceled and settled in cash based on the Merger Consideration, while certain outstanding unvested 2026 awards were canceled and converted into cash-settled awards that continue to vest in accordance with their original vesting terms. The conversion of the outstanding unvested awards was accounted for as a modification under ASC 718, and following the modification date, such awards are accounted for as liability-classified awards.

Compensation expense related to stock-based awards is included in general and administrative expense in the accompanying consolidated statements of operations. During the three months ended June 30, 2026, the Company recognized $88.1 million of compensation expense related to stock-based awards, consisting of $83.9 million of transaction vesting expense recognized in connection with the settlement of awards upon completion of the Merger, $3.0 million of compensation expense related to stock-based awards prior to the Merger, and $1.2 million of compensation expense related to liability-classified awards following the Merger.
The following table presents compensation expense recognized related to stock-based awards, including transaction vesting expense recognized in connection with the Merger (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation	$3,032	$8,603	$4,989	$16,159
Transaction vesting compensation	83,877	—	83,877	—
Stock-based and transaction vesting compensation	86,909	8,603	88,866	16,159
Liability-classified compensation	1,170	—	1,170	—
Total compensation expense	$88,079	$8,603	$90,036	$16,159

In connection with the Merger, the Company reclassified $11.5 million of cumulative compensation cost from additional paid-in capital, consisting of $9.7 million related to awards settled in cash upon completion of the Merger and $1.8 million related to awards modified and converted to liability-classified awards. The $9.7 million was reclassified in connection with settlement of the related awards, while the $1.8 million was reclassified from additional paid-in capital to accrued liabilities upon modification of the awards. These reclassifications did not result in additional compensation expense.

As of June 30, 2026, there was no unrecognized compensation expense related to awards settled in connection with the Merger. As of June 30, 2026, the Company had $3.0 million of liabilities related to cash-settled awards included in accrued expenses and other liabilities. Unrecognized compensation cost related to the outstanding liability-classified awards was $23.9 million and is expected to be recognized over a weighted-average period of 1.6 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of activity for restricted stock units ("RSUs") for the six months ended June 30, 2026. Upon completion of the Merger on May 14, 2026, awards that vested or became vested at closing were settled in cash based on the $47.00 per share Merger Consideration, and the remaining unvested 2026 awards were converted to cash-settled awards. As a result, no RSUs remained outstanding as of June 30, 2026.

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2025	3,122,349	$30.42
Granted	595,389	$46.30
Vested	(1,125,986)	$25.97
Forfeited	(27,814)	$28.43
Settled at Merger	(1,990,032)	33.15
Converted to cash-settled awards	(573,906)	46.30
Nonvested RSUs at June 30, 2026	—	$—

Following the Merger, the Company’s remaining outstanding awards consist of cash-settled awards accounted for as liability-classified awards under ASC 718. The outstanding liability-classified awards continue to vest in accordance with their original vesting terms and will be settled in cash at a fixed amount of $47.00 per underlying share upon vesting. Accordingly, no shares of the Company’s common stock will be issued upon settlement of these awards.

The following paragraphs describe the terms of awards granted during 2026 prior to the Merger.

For the six months ended June 30, 2026, the Company granted an aggregate of 2,584 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted was measured using the closing stock prices on the applicable date of each grant. In connection with the Merger, certain of these awards became vested and were settled in cash based on the $47.00 per share Merger Consideration, while the remaining unvested awards were converted to cash-settled awards that continue to vest in accordance with their original vesting terms. Any remaining compensation cost related to awards that vested upon completion of the Merger was recognized at that time, while compensation cost related to awards that remained unvested continues to be recognized over the remaining requisite service period.

On April 17, 2026, the Company granted an aggregate of 18,670 time-based RSUs to the non-employee members of its Board of Directors. The RSUs were scheduled to vest in their entirety on the day immediately prior to the Company’s 2027 annual meeting of stockholders, subject to continued service as a director. The awards also provide for accelerated vesting upon a change in control and, accordingly, became fully vested and were settled in cash upon completion of the Merger. The grant-date fair value of each RSU was based on the closing price of the Company’s common stock of $46.86 per share on April 17, 2026.

On February 17, 2026, the Company granted an aggregate of 574,135 time-based RSUs to certain employees and officers. The RSUs granted vest in equal installments annually on the anniversary of the grant date over a three-year period. The fair value of each RSU granted on February 17, 2026 was measured using a price of $46.30 per share, which was the closing stock price on the date of grant. In connection with the Merger, the outstanding unvested awards were converted into cash-settled awards based on the Merger Consideration of $47.00 per share and continue to vest in accordance with their original vesting terms. Following the modification, the awards are accounted for as liability-classified awards under ASC 718.

14.    Income Taxes
As a result of the Merger described in Note 16, Merger Transaction, and effective May 14, 2026, the Company is included in the Sumitomo Forestry America, Inc. consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sumitomo Forestry America, Inc. consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year.
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

We had net deferred tax assets of $43.1 million as of both June 30, 2026 and December 31, 2025. We had a valuation allowance related to those net deferred tax assets of $3.7 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Our benefit for income taxes totaled $7.6 million for both the three and six months ended June 30, 2026, respectively. Our provision for income taxes totaled $23.6 million and $46.1 million for the three and six months ended June 30, 2025, respectively. The year-over-year decrease in our provision for income taxes for the three and six months ended June 30, 2026, is primarily due to non-deductible executive compensation and non-deductible transaction costs related to the Merger Transaction.
The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of June 30, 2026 and December 31, 2025. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

15.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(964)	$(1,142)
Income taxes paid, net	$20,208	$60,487
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$—	$1,578
Amortization of deferred loan costs capitalized to real estate inventory	$1,584	$1,268
Increase in noncontrolling interests	$—	$131
Reclassification of previously recognized stock-based compensation from additional paid-in capital to accrued liabilities	$1,841	$—

16.     Merger Transaction
On February 13, 2026, we entered into the Merger Agreement with Sumitomo Forestry and Merger Sub. Under the terms of the Merger Agreement, at the effective time of the Merger on May 14, 2026 (the “Effective Time”), each issued and outstanding share of our common stock was converted into the right to receive $47.00 in cash, without interest (the “Merger Consideration”), except for shares that were (A)(1) held by us as treasury stock; (2) held directly by Sumitomo Forestry or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Sumitomo Forestry or Merger Sub, in each case, immediately prior to the Effective Time (“Owned Company Shares”), or (B) held by a holder who had not voted in favor of the adoption of the Merger Agreement, and had properly and validly demanded appraisal for such shares in accordance, and who complied in all respects, with Section 262 of the DGCL. Further, at the Effective Time, each Owned Company Share was automatically cancelled and ceased to exist, and no consideration or payment was delivered in exchange therefor or in respect thereof, and each share held by any direct or indirect wholly owned subsidiary of the Company was, if any, converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration.
Additionally, at the Effective Time, (i) each RSU granted under the 2022 Plan granted prior to 2026 and each RSU held by any of our non-employee directors, in each case whether vested or unvested, that was outstanding as of immediately prior to the Effective Time was fully vested, cancelled and automatically converted into the right to receive an amount in cash

(without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU, and (B) the Merger Consideration; (ii) each RSU that was not subject to the preceding clause (i) above that was outstanding as of immediately prior to the Effective Time was cancelled and automatically converted into and substituted with a cash award representing the right to receive, upon each applicable vesting date for such RSU (or if earlier, upon a severance-eligible termination of employment), and subject to the same time-vesting terms and conditions that applied to such RSU (other than vesting terms providing for accelerated vesting in connection with the Merger), as in effect immediately prior to such conversion, an amount in cash (without interest and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such RSU that would have vested on such vesting date had such RSU remained outstanding through such vesting date, and (B) the Merger Consideration; and (iii) each performance stock unit (“PSU”) granted under the 2022 Plan, whether vested or unvested, that was outstanding as of immediately prior to the Effective Time was fully vested, cancelled, and automatically converted into the right to receive an amount in cash (without interest, and subject to deduction for any required tax withholdings) equal to the product of (A) the aggregate number of shares of common stock subject to such PSU (at maximum performance) and (B) the Merger Consideration.
In connection with the consummation of the Merger, our common stock was de-listed from The New York Stock Exchange and de-registered under the Exchange Act.
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
Forward-Looking Statements
Forward-looking statements that are included in this Quarterly Report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements may include, but are not limited to, statements regarding our strategy, projections and estimates concerning the timing and success of specific projects and our future production, land and lot sales, the outcome of legal proceedings, the anticipated impact of natural disasters or contagious diseases on our operations, operational and financial results, including our estimates for growth, financial condition, sales prices, prospects and capital spending, future opportunities for the combined businesses and the expected benefits of the proposed Transactions, including with respect to U.S. home deliveries and home sales, community count expansion, and the growth of the Tri Pointe Homes brand.
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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related condensed notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge careful review and consideration of the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.
Overview and Outlook
During the second quarter of 2026, the U.S. housing market continued to be challenging, as mortgage interest rates remained elevated relative to recent years, and volatile inflation data, geopolitical developments involving Iran, and broader macroeconomic uncertainty weighed on consumer sentiment and confidence. Homebuyers remained cautious, resulting in extended decision-making timelines and continued pressure on order conversion across many of our markets. Sales incentives remained a primary tool to support demand and maintain sales pace. While near-term conditions remain uncertain, we continue to see underlying prospective buyer interest, which may translate into stronger demand if affordability improves and consumer confidence stabilizes. The timing and magnitude of any improvement remain difficult to predict. We continue to believe the long-term outlook for the housing sector is supported by favorable demographic trends and a structural imbalance between housing supply and demand in the United States, although near-term market conditions may continue to affect our operating results.
During the quarter, we delivered 1,013 new homes at an average sales price of $676,000. Our homebuilding gross margin was 18.0%, reflecting the increased use of sales incentives in response to a more challenging housing environment, as well as the impact of impairment charges recorded during the quarter. Lower home sales revenue reduced operating leverage, contributing to an increase in selling, general and administrative (“SG&A”) expense to 32.5% of home sales revenue. The increase was also driven by approximately $122.1 million of expenses incurred in connection with the Sumitomo Forestry transaction, including accelerated RSU vesting and other transaction-related compensation costs. Separate from the Merger-related compensation costs recorded in G&A expense, we incurred $73.8 million of transaction expenses during the quarter, primarily consisting of investment banking, legal, advisory and other professional service fees. We reported a net loss of $157.7 million for the quarter, which included approximately $196.8 million of charges directly associated with the Merger with Sumitomo Forestry, consisting of the $122.1 million related to RSU vesting and other transaction-related compensation costs, the $73.8 million of transaction expenses discussed above, in addition to $907,000 of financial services expenses, including accelerated RSU vestings.
Net new home orders for the quarter were 1,147, on a monthly absorption rate of 2.3 orders per average selling community. Our backlog units and dollar value as of the end of the quarter were 1,494 and $1.1 billion, respectively. Our well-positioned lot supply continues to provide a foundation for planned community openings and future growth, while our diversified portfolio across geographies and price points enhances our ability to respond to varying local market conditions. We remain focused on balancing sales pace, pricing, incentives, and inventory investment while preserving capital flexibility and positioning the business to benefit as market conditions stabilize. Following the completion of the Sumitomo Forestry transaction, we also expect to benefit over time from enhanced strategic resources and a shared long-term commitment to disciplined growth. With a homebuilding debt-to-capital ratio of 25.9% and a net homebuilding debt-to-net capital ratio of 16.9%, our strong balance sheet continues to provide the financial flexibility needed to support our growth initiatives.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding:
Home sales revenue	$685,118	$879,832	$1,191,614	$1,600,618
Land and lot sales revenue	23	3,364	598	5,185
Other operations revenue	825	814	1,650	1,634
Total revenues	685,966	884,010	1,193,862	1,607,437
Cost of home sales	562,022	696,630	973,088	1,244,903
Cost of land and lot sales	205	3,253	1,184	4,994
Other operations expense	812	793	1,625	1,587
Sales and marketing	45,333	50,171	83,220	93,113
General and administrative	177,205	60,803	230,164	118,478
Homebuilding (loss) income from operations	(99,611)	72,360	(95,419)	144,362
Equity in (loss) income of unconsolidated entities	(24)	471	(112)	966
Transaction expense	(73,779)	—	(79,656)	—
Other income, net	5,652	7,174	12,888	16,303
Homebuilding (loss) income before income taxes	(167,762)	80,005	(162,299)	161,631
Financial Services:
Revenues	16,106	18,403	29,599	35,904
Expenses	13,676	14,058	25,741	26,675
Financial services income before income taxes	2,430	4,345	3,858	9,229
(Loss) income before income taxes	(165,332)	84,350	(158,441)	170,860
Benefit (provision) for income taxes	7,646	(23,640)	7,565	(46,133)
Net (loss) income	(157,686)	60,710	(150,876)	124,727
Net (income) loss attributable to noncontrolling interests	(12)	38	(36)	57
Net (loss) income available to common stockholders	$(157,698)	$60,748	$(150,912)	$124,784
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	556	74.8	2.5	523	68.8	2.5	6%	9%	(2)%
Central	426	65.0	2.2	423	61.0	2.3	1%	7%	(5)%
East	165	24.5	2.2	185	20.0	3.1	(11)%	23%	(27)%
Total	1,147	164.3	2.3	1,131	149.8	2.5	1%	10%	(8)%

Net new home orders for the three months ended June 30, 2026 increased 1% to 1,147, compared to 1,131 during the prior-year period. Net new home orders increased due to a 10% increase in average selling communities, offset by an 8% decrease in monthly absorption rates. Demand conditions remained challenging during the quarter, as softer consumer sentiment, heightened geopolitical uncertainty, and elevated inventory levels across many markets contributed to increased competitive pressure and a slower sales pace. These factors reflect a more selective buyer environment, with affordability and confidence continuing to influence purchasing decisions. During the quarter, we opened 19 new communities and closed out of 11 existing communities. We remain focused on executing our planned community growth for the year in a disciplined manner, with this measured increase in community count expected to support higher volumes over time while remaining aligned with market demand.
Our West segment reported a 6% increase in net new home orders due to a 9% increase in average selling communities, offset by a 2% decrease in monthly absorption rates. Market conditions in the West remain challenging as mortgage rates stayed elevated and geopolitical factors continued to weigh on buyer sentiment and demand. Our Central segment reported a 1% increase in net new home orders due to a 7% increase in average selling communities, offset by a 5% decrease in monthly absorption rates. Net new home orders in the Central segment were relatively flat, as growth in Dallas-Fort Worth and Austin, along with the contributions from Utah, was largely offset by lower orders in Houston and Colorado. Utah delivered strong absorption during the quarter, reflecting positive early momentum as we continue to ramp up this startup division. Our East segment reported an 11% decrease in net new home orders due to a 27% decrease in monthly absorption rate, offset by a 23% increase in average selling communities. The decrease was primarily attributable to lower orders in DC Metro, partially offset by growth in Raleigh and Charlotte, as well as our first orders in Orlando during the quarter.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of June 30, 2026			As of June 30, 2025			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	785	$629,058	$801	813	$682,250	$839	(3)%	(8)%	(5)%
Central	472	282,083	598	450	271,975	604	5%	4%	(1)%
East	237	153,492	648	257	225,490	877	(8)%	(32)%	(26)%
Total	1,494	$1,064,633	$713	1,520	$1,179,715	$776	(2)%	(10)%	(8)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 11% and 13% during the three-month periods ended June 30, 2026 and 2025, respectively. The dollar value of backlog was $1.1 billion as of June 30, 2026 compared to $1.2 billion as of June 30, 2025. Backlog units were down 2% to 1,494, due primarily to the 43% lower backlog leading into the current year and the sustained softer demand environment experienced throughout the first half of 2026. Throughout the period, we remained focused on protecting price, maintaining a disciplined approach to incentives, and avoiding more aggressive pricing actions to drive volume. While shifts in product and geographic mix weighed on average sales price in backlog, we believe this approach helped mitigate further pricing pressure, while contributing to lower absorption activity and a corresponding decline in backlog units. The average sales price in backlog decreased 8% to $713,000 as of June 30, 2026, compared to $776,000 at June 30, 2025. This decrease was due to a combination of geographical mix shifts, along with a higher level of incentives.
Backlog dollar value in our West segment decreased 8% due to a 5% decrease in average sales price and a 3% decrease in backlog units. In our Central segment, backlog dollar value increased by 4%, driven by a 5% increase in backlog units, offset slightly by a 1% decrease in average sales price. In our East segment, backlog dollar value decreased by 32%, driven by an 8% decline in backlog units and a 26% decrease in average sales price.
New Homes Delivered, Home Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	458	$364,251	$795	640	$470,305	$735	(28)%	(23)%	8%
Central	376	206,933	550	481	262,593	546	(22)%	(21)%	1%
East	179	113,934	637	205	146,934	717	(13)%	(22)%	(11)%
Total	1,013	$685,118	$676	1,326	$879,832	$664	(24)%	(22)%	2%

 Home sales revenue decreased $194.7 million to $685.1 million for the three months ended June 30, 2026 compared to the prior year period. The decrease was comprised of $207.8 million related to a 313-unit decrease in new homes delivered in the three months ended June 30, 2026, offset by a $12.2 million increase related to a $12,000 increase in average sales price for the three months ended June 30, 2026. Our lower backlog entering the current year quarter, which was down 21% on a unit basis compared to the prior-year period, resulted in fewer new home deliveries and was the primary driver of the home sales revenue decline.
Home sales revenue in our West segment decreased 23% due to a 28% decrease in new homes delivered, while average sales price increased by 8%. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 21% due to a 22% decrease in new homes delivered, while average sales price increased by 1%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year. Home sales revenue in our East segment decreased by 22% due to a 13% decrease in new homes delivered and an 11% decrease in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current year period compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended June 30,
	2026	%	2025	%
Home sales revenue	$685,118	100.0%	$879,832	100.0%
Cost of home sales	562,022	82.0%	696,630	79.2%
Homebuilding gross margin	123,096	18.0%	183,202	20.8%
Add: interest in cost of home sales	21,263	3.1%	25,578	2.9%
Add: impairments and lot option abandonments	19,734	2.9%	13,096	1.5%
Adjusted homebuilding gross margin(1)	$164,093	24.0%	$221,876	25.2%
Homebuilding gross margin percentage	18.0%		20.8%
Adjusted homebuilding gross margin percentage(1)	24.0%		25.2%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.0% for the three months ended June 30, 2026 compared to 20.8% for the prior-year period. The year-over-year decline was primarily driven by higher incentives as we continued to respond to evolving demand dynamics and affordability pressures at the local market level. Incentives as a percentage of home sales revenue increased to 10.0% during the period, compared to 7.7% in the prior-year period, reflecting our continued use of incentives to support absorption rates. In addition, we incurred $19.7 million of impairment and lot option abandonment charges during the period, compared to $13.1 million in the prior-year period. The increase in these charges, combined with a lower home sales revenue base, was a key driver of the year-over-year decline in reported homebuilding gross margin. Excluding interest, impairments, and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 24.0% for the three months ended June 30, 2026 compared to 25.2% for the prior-year period.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2026	2025	2026	2025
Sales and marketing	$45,333	$50,171	6.6%	5.7%
General and administrative (G&A)	177,205	60,803	25.9%	6.9%
Total sales and marketing and G&A	$222,538	$110,974	32.5%	12.6%
Total SG&A expense as a percentage of home sales revenue increased to 32.5% for the three months ended June 30, 2026, compared to 12.6% in the prior-year period. Total SG&A expense increased $111.6 million to $222.5 million for the three months ended June 30, 2026 from $111.0 million in the prior-year period. The increase was primarily driven by higher G&A expense related to the Sumitomo Forestry transaction, partially offset by lower sales and marketing expense. The increase in SG&A expense as a percentage of home sales revenue was further impacted by the lower home sales revenue base in the current year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.6% for the three months ended June 30, 2026, compared to 5.7% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $45.3 million for the three months ended June 30, 2026 compared to $50.2 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 22% compared to the prior-year period, such a decrease in absolute dollars is expected.
G&A expense as a percentage of home sales revenue increased to 25.9% of home sales revenue for the three months ended June 30, 2026 compared to 6.9% for the prior-year period. The increase was primarily driven by $122.1 million of expenses incurred in connection with the Sumitomo Forestry transaction, including accelerated RSU vesting and other transaction-related compensation costs. These transaction-related expenses more than accounted for the year-over-year increase in G&A expense, which increased to $177.2 million for the three months ended June 30, 2026 compared to $60.8 million for the prior-year period. The increase in G&A expense as a percentage of home sales revenue was further impacted by a lower home sales revenue base in the current-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $18.3 million and $20.4 million for the three months ended June 30, 2026 and 2025, respectively. All interest incurred in both periods was capitalized.
Transaction Expense
Transaction expense related to the Merger with Sumitomo Forestry for the three months ended June 30, 2026 was $73.8 million. These costs primarily consisted of transaction-related fees and expenses incurred in connection with the Merger, including investment banking, legal, advisory and other professional service fees.
Other Income, Net
Other income, net for the three months ended June 30, 2026 and 2025 was income of $5.7 million and $7.2 million, respectively. Results were generally consistent year-over-year, with interest income the primary driver of activity in both periods.
Income Tax
For the three months ended June 30, 2026, we recorded a tax benefit of $7.6 based on an effective tax rate of 4.6%. For the three months ended June 30, 2025, we recorded a tax provision of $23.6 million based on an effective tax rate of 28.0%. The year-over-year decrease in our effective tax rate for the three months ended June 30, 2026, is primarily due to non-deductible executive compensation and non-deductible transaction costs related to the Merger.

Financial Services Segment
Income before income taxes from our financial services operations decreased to $2.4 million for the three months ended June 30, 2026 compared to $4.3 million for the prior year period. The decline was primarily attributable to lower revenue, which varies with home sales activity and, accordingly, decreased in line with lower home sales revenue.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total Originations:
Loans	677	772
Principal	$364,529	$408,688

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	28%	19%
Other agency	72%	81%
Total agency	100%	100%

Loan Type:
Fixed rate	93%	100%
ARM	7%	—%

Credit Quality:
Average FICO score	752	757

Other Data:
Average combined LTV ratio	82%	80%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	638	712
Principal	$343,622	$374,768
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,161	73.3	2.6	1,167	67.8	2.9	(1)%	8%	(10)%
Central	862	63.5	2.3	836	60.6	2.3	3%	5%	—%
East	358	24.3	2.5	366	19.3	3.2	(2)%	26%	(22)%
Total	2,381	161.1	2.5	2,369	147.7	2.7	1%	9%	(7)%

Net new home orders for the six months ended June 30, 2026 increased 1% to 2,381, compared to 2,369 during the prior-year period. The increase in net new home orders was due to a 9% increase average selling communities, offset by a 7% decrease in monthly absorption rates. Demand conditions remained challenging during the period, as affordability constraints, softer consumer sentiment, heightened geopolitical uncertainty and elevated inventory levels across many markets contributed to increased competitive pressure and a slower sales pace. These factors reflect a more selective buyer environment, with affordability and confidence continuing to influence purchasing decisions. We remain focused on executing our planned community growth for the year in a disciplined manner, with the increase in community count expected to support higher volumes over time while remaining aligned with market demand.

Our West segment reported a 1% decrease in net new home orders due to a 10% decrease in monthly absorption rates, offset by an 8% increase in average selling communities. Market conditions in the West remain challenging as mortgage rates stayed elevated and geopolitical factors continued to weigh on buyer sentiment and demand. Our Central segment reported a 3% increase in net new home orders due to a 5% increase in average selling communities. Utah delivered strong absorption during the period, reflecting positive early momentum as we continue to ramp up this startup division. Both Dallas-Fort Worth and Houston maintained monthly absorption rates generally consistent with the prior year, while Austin experienced a modest slowdown. Our East segment reported a 2% decrease in net new home orders due to a 22% decrease in monthly absorption rate, offset by a 26% increase in average selling communities. We continue to actively engage buyers through targeted pricing, mortgage financing solutions and ongoing price discovery. These efforts have helped sustain traffic and buyer interest despite a more cautious demand environment.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	800	$630,184	$788	1,161	$870,827	$750	(31)%	(28)%	5%
Central	650	361,208	556	858	473,115	551	(24)%	(24)%	1%
East	299	200,222	670	347	256,676	740	(14)%	(22)%	(9)%
Total	1,749	$1,191,614	$681	2,366	$1,600,618	$677	(26)%	(26)%	1%
 Home sales revenue decreased $409.0 million to $1.2 billion for the six months ended June 30, 2026 compared to the prior-year period. The decrease was comprised of $417.7 million related to a 617-unit decrease in new homes delivered in the six months ended June 30, 2026, offset by a $7.0 million increase related to a $4,000 increase in average sales price for the six months ended June 30, 2026. Our lower backlog entering the current-year period, which was down 43% on a unit basis and 42% on a dollar value basis compared to the prior-year period, resulted in fewer new home deliveries and was the primary driver of the home sales revenue decline.
Home sales revenue in our West segment decreased 28% due to a 31% decrease in new homes delivered, while average sales price increased by 5%. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 24% due to a 24% decrease in new homes delivered, while average sales price increased by 1%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year. Home sales revenue in our East segment decreased by 22% due to a 14% decrease in new homes delivered and a 9% decrease in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Six Months Ended June 30,
	2026	%	2025	%
Home sales revenue	$1,191,614	100.0%	$1,600,618	100.0%
Cost of home sales	973,088	81.7%	1,244,903	77.8%
Homebuilding gross margin	218,526	18.3%	355,715	22.2%
Add: interest in cost of home sales	37,733	3.2%	48,613	3.0%
Add: impairments and lot option abandonments	20,802	1.7%	14,169	0.9%
Adjusted homebuilding gross margin(1)	$277,061	23.3%	$418,497	26.1%
Homebuilding gross margin percentage	18.3%		22.2%
Adjusted homebuilding gross margin percentage(1)	23.3%		26.1%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.3% for the six months ended June 30, 2026 compared to 22.2% for the prior-year period. The year-over-year decline was primarily driven by increased incentives as we continued to respond to evolving demand dynamics and affordability pressures at the local market level. Incentives as a percentage of home sales revenue increased to 10.1% during the period, compared to 7.0% in the prior-year period, reflecting our continued use of incentives to support absorption rates. Additionally, we incurred $20.8 million of impairment and lot option abandonment charges during the period, compared to $14.2 million in the prior-year period. Excluding interest, impairments, and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.3% for the six months ended June 30, 2026 compared to 26.1% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2026	2025	2026	2025
Sales and marketing	$83,220	$93,113	7.0%	5.8%
General and administrative (G&A)	230,164	118,478	19.3%	7.4%
Total sales and marketing and G&A	$313,384	$211,591	26.3%	13.2%
Total SG&A expense as a percentage of home sales revenue increased to 26.3% for the six months ended June 30, 2026, compared to 13.2% in the prior-year period. Total SG&A expense increased $101.8 million to $313.4 million for the six months ended June 30, 2026 from $211.6 million in the prior-year period. The increase was primarily driven by higher G&A expense related to the Sumitomo Forestry transaction, partially offset by lower sales and marketing expense. The increase in SG&A expense as a percentage of home sales revenue was further impacted by the lower home sales revenue base in the current-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 7.0% for the six months ended June 30, 2026, compared to 5.8% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $83.2 million for the six months ended June 30, 2026 compared to $93.1 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 26% compared to the prior-year period, such a decrease in absolute dollars is expected.
G&A expense as a percentage of home sales revenue increased to 19.3% of home sales revenue for the six months ended June 30, 2026 compared to 7.4% for the prior-year period. The increase was primarily attributable to $122.1 million of expenses incurred in connection with the Sumitomo Forestry transaction, including accelerated RSU vesting and other transaction-related compensation costs. These transaction-related expenses were the primary driver of the increase in G&A expense to $230.2 million for the six months ended June 30, 2026 compared to $118.5 million for the prior-year period. The increase in G&A expense as a percentage of home sales revenue was further amplified by the lower home sales revenue base in the current-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $36.9 million and $41.7 million for the six months ended June 30, 2026 and 2025, respectively. All interest incurred in both periods was capitalized.
Transaction Expense
Transaction expense related to the Merger for the six months ended June 30, 2026 was $79.7 million. These costs primarily consisted of transaction-related fees and expenses incurred in connection with the Merger, including investment banking, legal, advisory and other professional service fees.

Other Income, Net
Other income, net for the six months ended June 30, 2026 and 2025 was income of $12.9 million and $16.3 million, respectively. Results were generally consistent year-over-year, with interest income the primary driver of activity in both periods.
Income Tax
For the six months ended June 30, 2026, we recorded a tax benefit of $7.6 million based on an effective tax rate of 4.6%. For the six months ended June 30, 2025, we recorded a tax provision of $46.1 million based on an effective tax rate of 27.0%.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $3.9 million for the six months ended June 30, 2026 compared to $9.2 million for the prior-year period. The decline was primarily attributable to lower revenue, which varies with home sales activity and, accordingly, decreased in line with lower home sales revenue.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total Originations:
Loans	1,155	1,292
Principal	$625,137	$682,488

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	26%	17%
Other agency	74%	83%
Total agency	100%	100%

Loan Type:
Fixed rate	93%	100%
ARM	7%	—%

Credit Quality:
Average FICO score	753	758

Other Data:
Average combined LTV ratio	81%	79%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	1,172	1,310
Principal	$635,948	$690,840
Lots Owned or Controlled by Segment
Lots owned or controlled include our share of lots controlled by our unconsolidated land development joint ventures. Investments in joint ventures are described in Note 5, Investments in Unconsolidated Entities, of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The table below summarizes our lots owned or controlled by segment as of the dates presented:

	June 30,		Increase (Decrease)
	2026	2025	Amount	%
Lots Owned
West	9,086	9,319	(233)	(3)%
Central	5,203	5,410	(207)	(4)%
East	1,992	1,794	198	11%
Total	16,281	16,523	(242)	(1)%
Lots Controlled(1)
West	3,498	3,831	(333)	(9)%
Central	8,397	9,222	(825)	(9)%
East	5,095	4,449	646	15%
Total	16,990	17,502	(512)	(3)%
Total Lots Owned or Controlled(1)	33,271	34,025	(754)	(2)%
__________
(1)As of June 30, 2026 and 2025, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of June 30, 2026 and 2025, lots controlled for West include 275 and zero, respectively, and Central include 5,607 and 5,739 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2026 were operating expenses, land purchases, land development, and home construction. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of June 30, 2026, we had total liquidity of $1.3 billion, including cash and cash equivalents of $462.1 million and $821.0 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of June 30, 2026 and December 31, 2025, there were $1.9 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $2.1 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of June 30, 2026, we were in compliance with the covenants required by our Senior Notes.
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of June 30, 2026 and continues to mature on June 29, 2027.
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
As of June 30, 2026, we had no outstanding debt under the Revolving Facility and there was $821.0 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of June 30, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 4.82%. As of June 30, 2026, there were $6.1 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $1.8 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 and December 31, 2025, we had outstanding letters of credit of $29.0 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of June 30, 2026 we had $600,000 outstanding related to one seller-financed loan, and as of December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes. Principal on our outstanding loan is expected to be fully paid by the end of fiscal year 2026, provided certain achievements are met.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at June 30,	Covenant Requirement at June 30,
Financial Covenants	2026	2026
Consolidated Tangible Net Worth	$2,992,886	$2,267,910
(Not less than $2.22 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2024)
Leverage Test	19.0%	≤60%
(Not to exceed 60%)
Interest Coverage Test	5.1	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of June 30, 2026, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Loans payable	$450,600	$456,468
Senior notes	648,135	647,586
Mortgage repurchase facilities	77,459	90,570
Total debt	1,176,194	1,194,624
Less: mortgage repurchase facilities	(77,459)	(90,570)
Total homebuilding debt	1,098,735	1,104,054
Stockholders’ equity	3,140,839	3,315,834
Total capital	$4,239,574	$4,419,888
Ratio of homebuilding debt-to-capital(1)	25.9%	25.0%

Total homebuilding debt	$1,098,735	$1,104,054
Less: Cash and cash equivalents	(462,085)	(982,814)
Net homebuilding debt	636,650	121,240
Stockholders’ equity	3,140,839	3,315,834
Net capital	$3,777,489	$3,437,074
Ratio of net homebuilding debt-to-net capital(2)	16.9%	3.5%
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

Cash Flows—Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:
•Net cash used in operating activities increased by $311.5 million to cash used of $416.9 million for the six months ended June 30, 2026 compared to $105.4 million of cash used in the prior-year period. The increase was driven by a $275.6 million decrease in net income, and a $126.4 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts receivable, accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $67.3 million for the six months ended June 30, 2026, compared to cash used of $39.5 million for the prior-year period. The year-over-year change was primarily attributable to a higher level of net investments in unconsolidated entities in the current-year period.
•Net cash used in financing activities was $36.5 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $202.4 million for the prior-year period. The decrease was primarily due to the absence of share repurchases in the current period, compared to $175.1 million during the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of June 30, 2026, we had $215.5 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.9 billion (net of deposits). See Note 6, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2026, we held equity investments in seventeen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 5, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Inflation
Inflation remained relatively stable through most of the first half of 2026, though it continues to run above the Federal Reserve’s target. Recent geopolitical tensions, particularly the conflict involving Iran and resulting oil supply disruptions, have introduced renewed upside risk. We are actively monitoring these developments for potential impacts on inflation trends moving forward. Additionally, emerging trade policy developments—including potential new or increased tariffs—may drive input costs higher and contribute to renewed inflation, potentially affecting construction costs, consumer behavior, and demand for new homes. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Standards
See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2026. We did not enter into during the six months ended June 30, 2026, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended June 30, 2026.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required with respect to this item can be found under Note 12, Commitments and Contingencies—Legal Matters, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

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
None.

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

3.4	Amendment to the Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed February 13, 2026))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 26, 2026))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: August 13, 2026	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: August 13, 2026	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)