Form 10-Q
period 2026-09-30
Tri Pointe Homes, Inc.
filed 2026-11-05
CIK 1561680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
100 shares of the registrant’s common stock were issued and outstanding as of October 21, 2026.

EXPLANATORY NOTE
As used in this quarterly report on Form 10-Q, references to “Tri Pointe”, “the Company”, “we”, “us”, or “our” (including in the consolidated financial statements and related notes thereto in this quarterly report on Form 10-Q) refer to Tri Pointe Homes, Inc., a Delaware corporation, and its consolidated subsidiaries.

TRI POINTE HOMES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI POINTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$325,891	$982,814
Receivables	151,662	147,250
Real estate inventories	3,640,319	3,178,248
Investments in unconsolidated entities	232,472	183,075
Mortgage loans held for sale	63,964	98,514
Goodwill and other intangible assets, net	156,603	156,603
Deferred tax assets, net	43,132	43,132
Other assets	223,957	187,899
Total assets	$4,838,000	$4,977,535
Liabilities
Accounts payable	$77,543	$41,693
Accrued expenses and other liabilities	437,496	425,289
Loans payable	455,000	456,468
Senior notes, net	648,415	647,586
Mortgage repurchase facilities	54,927	90,570
Total liabilities	1,673,381	1,661,606

Commitments and contingencies (Note 12)

Equity
Stockholders’ equity:
Common stock, $0.01 par value, 100 and 500,000,000 shares authorized and 100 and 84,478,836 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	844
Additional paid-in capital	—	—
Retained earnings	3,164,423	3,314,990
Total stockholders’ equity	3,164,423	3,315,834
Noncontrolling interests	196	95
Total equity	3,164,619	3,315,929
Total liabilities and equity	$4,838,000	$4,977,535

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding:
Home sales revenue	$706,760	$817,298	$1,898,374	$2,417,916
Land and lot sales revenue	—	18,768	598	23,953
Other operations revenue	824	805	2,474	2,439
Total revenues	707,584	836,871	1,901,446	2,444,308
Cost of home sales	582,096	649,195	1,555,184	1,894,098
Cost of land and lot sales	153	16,844	1,337	21,838
Other operations expense	813	794	2,438	2,381
Sales and marketing	46,559	48,490	129,779	141,603
General and administrative	53,600	56,703	283,764	175,181
Homebuilding income (loss) from operations	24,363	64,845	(71,056)	209,207
Equity in (loss) income of unconsolidated entities	(10)	1,309	(122)	2,275
Transaction expense	(6)	—	(79,662)	—
Other income, net	4,430	6,581	17,318	22,884
Homebuilding income (loss) before income taxes	28,777	72,735	(133,522)	234,366
Financial Services:
Revenues	19,433	17,858	49,032	53,762
Expenses	12,575	13,730	38,316	40,405
Financial services income before income taxes	6,858	4,128	10,716	13,357
Income (loss) before income taxes	35,635	76,863	(122,806)	247,723
Benefit (provision) for income taxes	(12,066)	(20,753)	(4,501)	(66,886)
Net income (loss)	23,569	56,110	(127,307)	180,837
Net (income) loss attributable to noncontrolling interests	15	34	(21)	91
Net income (loss) available to common stockholders	$23,584	$56,144	$(127,328)	$180,928

See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	100	$—	$—	$3,140,839	$3,140,839	$210	$3,141,049
Net income (loss)	—	—	—	23,584	23,584	(15)	23,569
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	1	1
Balance at September 30, 2026	100	$—	$—	$3,164,423	$3,164,423	$196	$3,164,619

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	84,478,836	$844	$—	$3,314,990	$3,315,834	$95	$3,315,929
Net (loss) income	—	—	—	(127,328)	(127,328)	21	(127,307)
Shares issued under stock-based awards	686,656	7	(7)	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(17,566)	—	(17,566)	—	(17,566)
Stock-based compensation expense	—	—	4,989	—	4,989	—	4,989
Reclassification of previously recognized stock-based compensation from Additional Paid-in Capital to accrued liabilities	—	—	(1,841)	—	(1,841)	—	(1,841)
Reclassification of previously recognized stock-based compensation related to awards settled at the Merger	—	—	(9,665)	—	(9,665)	—	(9,665)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	80	80
Effect of merger transaction	(85,165,392)	(851)	—	851	—	—	—
Reclass the negative APIC to retained earnings	—	—	24,090	(24,090)	—	—	—
Balance at September 30, 2026	100	$—	$—	$3,164,423	$3,164,423	$196	$3,164,619

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	87,506,511	$875	$—	$3,289,086	$3,289,961	$133	$3,290,094
Net income (loss)	—	—	—	56,144	56,144	(34)	56,110
Shares issued under stock-based awards	575	—	—	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(7)	—	(7)	—	(7)
Stock-based compensation expense	—	—	7,308	—	7,308	—	7,308
Share repurchases	(1,516,766)	(15)	(51,457)	—	(51,472)	—	(51,472)
Noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—
Reclass the negative APIC to retained earnings	—	—	44,156	(44,156)	—	—	—
Balance at September 30, 2025	85,990,320	$860	$—	$3,301,074	$3,301,934	$99	$3,302,033

	Number of Shares of Common Stock (Note 1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	92,451,729	$925	$—	$3,334,785	$3,335,710	$12	$3,335,722
Net income (loss)	—	—	—	180,928	180,928	(91)	180,837
Shares issued under stock-based awards	514,051	5	(5)	—	—	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(9,964)	—	(9,964)	—	(9,964)
Stock-based compensation expense	—	—	23,467	—	23,467	—	23,467
Share repurchases	(6,975,460)	(70)	(228,090)	—	(228,160)	178	(227,982)
Acquisition of joint venture minority interest	—	—	—	(47)	(47)	—	(47)
Reclass the negative APIC to retained earnings	—	—	214,592	(214,592)	—	—	—
Balance at September 30, 2025	85,990,320	$860	$—	$3,301,074	$3,301,934	$99	$3,302,033
See accompanying condensed notes to the unaudited consolidated financial statements.

TRI POINTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(127,307)	$180,837
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	23,220	22,552
Equity in loss (income) of unconsolidated entities, net	122	(2,275)
Amortization of stock-based compensation	4,989	23,467
Settlement of previously recognized stock-based compensation	(9,665)	—
Charges for impairments and lot option abandonments	41,880	23,413
Fair value adjustment on mortgage loans held for sale	773	604
Returns on investments in unconsolidated entities, net	—	2,275
Changes in assets and liabilities:
Real estate inventories	(512,272)	(249,933)
Mortgage loans held for sale	33,777	35,992
Receivables	(4,412)	(38,909)
Other assets	(47,570)	(22,747)
Accounts payable	35,850	4,241
Accrued expenses and other liabilities	17,025	(39,078)
Net cash used in operating activities	(543,590)	(59,561)
Cash flows from investing activities:
Purchases of property and equipment	(19,921)	(25,067)
Investments in unconsolidated entities	(75,050)	(36,206)
Distributions from unconsolidated entities	36,234	16,770
Net cash used in investing activities	(58,737)	(44,503)
Cash flows from financing activities:
Borrowings from loans payable	5,012	201,600
Repayment of loans payable and senior notes	(6,479)	(13,132)
Debt issuance costs	—	(5,246)
Borrowings on mortgage repurchase facilities	973,992	1,119,152
Repayments on mortgage repurchase facilities	(1,009,635)	(1,152,161)
Proceeds from land bank financing arrangement	—	12,820
Contributions from noncontrolling interests	80	—
Tax withholding paid on behalf of employees for stock-based awards	(17,566)	(9,963)
Share repurchases, excluding excise tax	—	(227,090)
Net cash used in financing activities	(54,596)	(74,020)
Net decrease in cash and cash equivalents	(656,923)	(178,084)
Cash and cash equivalents–beginning of period	982,814	970,045
Cash and cash equivalents–end of period	$325,891	$791,961

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 due to seasonal variations and other factors.
The consolidated financial statements include the accounts of Tri Pointe Homes and its wholly owned subsidiaries, as well as other entities in which Tri Pointe Homes has a controlling interest and variable interest entities (“VIEs”) in which Tri Pointe Homes is the primary beneficiary. The noncontrolling interests as of September 30, 2026 and December 31, 2025 represent the outside owners’ interests in the Company’s consolidated entities. All significant intercompany accounts have been eliminated upon consolidation.
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
Mortgage loans held for sale
We intend to sell all of the loans we originate in the secondary market within a short period of time after origination. As of September 30, 2026, mortgage loans held for sale had an aggregate estimated fair value of $64.0 million and an aggregate outstanding principal balance of $63.9 million. For the three months ended September 30, 2026, we recorded an unrealized gain of $51,000, and for the nine months ended September 30, 2026, we recorded an unrealized loss of $773,000. These amounts were included in Financial Services revenue and relate to the mortgage loans held for sale as of September 30, 2026.
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
Transaction Expense
On February 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Forestry and Merger Sub. On May 14, 2026, the Merger was completed, and Merger Sub merged with and into the Company, with the Company surviving the Merger as an indirect wholly owned subsidiary of Sumitomo Forestry. Transaction expense related to the Merger for the three and nine months ended September 30, 2026 was $6,000 and $79.7 million, respectively, and is included in the consolidated statements of operations. In addition, general and administrative expense for the three and nine months ended September 30, 2026 included $91,000 and $122.2 million, respectively, of costs incurred in connection with the Sumitomo Forestry transaction, including accelerated vesting of restricted stock units and other transaction-related compensation costs. Financial services expense for the nine months ended September 30, 2026 also included approximately $907,000 of costs incurred in connection with the Sumitomo Forestry transaction related to these same items, all of which were incurred in the second quarter of 2026. Substantially all costs associated with the Merger have been recognized, and the Company does not expect to incur significant additional costs related to the Merger.
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
Total revenues, significant expenses and income before income taxes for each of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2026
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$385,528	$199,829	$121,403	$706,760	$—	$—	$706,760
Land and lot sales revenue	—	—	—	—	—	—	—
Other operations revenue	824	—	—	824	—	—	824
Financial services revenue	—	—	—	—	19,433	—	19,433
Total revenues	386,352	199,829	121,403	707,584	19,433	—	727,017
Cost of home sales	(308,199)	(167,464)	(104,974)	(580,637)	—	(1,459)	(582,096)
Cost of land and lot sales	(153)	—	—	(153)	—	—	(153)
Other operations expense	(813)	—	—	(813)	—	—	(813)
Sales and marketing	(22,688)	(16,433)	(7,264)	(46,385)	—	(174)	(46,559)
General and administrative	(17,220)	(8,514)	(7,031)	(32,765)	—	(20,835)	(53,600)
Financial services expense	—	—	—	—	(12,575)	—	(12,575)
Income (loss) from operations	37,279	7,418	2,134	46,831	6,858	(22,468)	31,221
Equity in loss of unconsolidated entities	(9)	(1)	—	(10)	—	—	(10)
Transaction expense	—	—	—	—	—	(6)	(6)
Other income, net	26	174	49	249	—	4,181	4,430
Income (loss) before income taxes	$37,296	$7,591	$2,183	$47,070	$6,858	$(18,293)	$35,635

	Three Months Ended September 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$471,658	$211,275	$134,365	$817,298	$—	$—	$817,298
Land and lot sales revenue	18,768	—	—	18,768	—	—	18,768
Other operations revenue	806	(1)	—	805	—	—	805
Financial services revenue	—	—	—	—	17,858	—	17,858
Total revenues	491,232	211,274	134,365	836,871	17,858	—	854,729
Cost of home sales	(366,530)	(171,335)	(109,644)	(647,509)	—	(1,686)	(649,195)
Cost of land and lot sales	(15,859)	(1,013)	—	(16,872)	—	28	(16,844)
Other operations expense	(794)	—	—	(794)	—	—	(794)
Sales and marketing	(25,254)	(15,150)	(7,499)	(47,903)	—	(587)	(48,490)
General and administrative	(17,834)	(8,900)	(7,141)	(33,875)	—	(22,828)	(56,703)
Financial services expense	—	—	—	—	(13,730)	—	(13,730)
Income (loss) from operations	64,961	14,876	10,081	89,918	4,128	(25,073)	68,973
Equity in income (loss) of unconsolidated entities	(9)	1,321	(3)	1,309	—	—	1,309
Other income, net	51	1,067	1	1,119	—	5,462	6,581
Income (loss) before income taxes	$65,003	$17,264	$10,079	$92,346	$4,128	$(19,611)	$76,863

	Nine Months Ended September 30, 2026
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,015,712	$561,037	$321,625	$1,898,374	$—	$—	$1,898,374
Land and lot sales revenue	23	575	—	598	—	—	598
Other operations revenue	2,474	—	—	2,474	—	—	2,474
Financial services revenue	—	—	—	—	49,032	—	49,032
Total revenues	1,018,209	561,612	321,625	1,901,446	49,032	—	1,950,478
Cost of home sales	(829,208)	(455,802)	(265,872)	(1,550,882)	—	(4,302)	(1,555,184)
Cost of land and lot sales	(663)	(674)	—	(1,337)	—	—	(1,337)
Other operations expense	(2,438)	—	—	(2,438)	—	—	(2,438)
Sales and marketing	(64,454)	(44,182)	(20,557)	(129,193)	—	(586)	(129,779)
General and administrative	(62,044)	(31,423)	(26,770)	(120,237)	—	(163,527)	(283,764)
Financial services expense	—	—	—	—	(38,316)	—	(38,316)
Income (loss) from operations	59,402	29,531	8,426	97,359	10,716	(168,415)	(60,340)
Equity in loss of unconsolidated entities	(26)	(11)	(85)	(122)	—	—	(122)
Transaction expense	—	—	—	—	—	(79,662)	(79,662)
Other income, net	52	581	71	704	—	16,614	17,318
Income (loss) before income taxes	$59,428	$30,101	$8,412	$97,941	$10,716	$(231,463)	$(122,806)

	Nine Months Ended September 30, 2025
	West	Central	East	Homebuilding Operations	Financial Services	Corporate	Consolidated
Home sales revenue	$1,342,486	$684,390	$391,040	$2,417,916	$—	$—	$2,417,916
Land and lot sales revenue	22,553	1,400	—	23,953	—	—	23,953
Other operations revenue	2,417	17	5	2,439	—	—	2,439
Financial services revenue	—	—	—	—	53,762	—	53,762
Total revenues	1,367,456	685,807	391,045	2,444,308	53,762	—	2,498,070
Cost of home sales	(1,044,461)	(540,349)	(304,320)	(1,889,130)	—	(4,968)	(1,894,098)
Cost of land and lot sales	(19,665)	(2,201)	—	(21,866)	—	28	(21,838)
Other operations expense	(2,381)	—	—	(2,381)	—	—	(2,381)
Sales and marketing	(72,583)	(45,714)	(21,705)	(140,002)	—	(1,601)	(141,603)
General and administrative	(54,807)	(26,986)	(23,029)	(104,822)	—	(70,359)	(175,181)
Financial services expense	—	—	—	—	(40,405)	—	(40,405)
Income (loss) from operations	173,559	70,557	41,991	286,107	13,357	(76,900)	222,564
Equity in income (loss) of unconsolidated entities	58	2,220	(3)	2,275	—	—	2,275
Other income, net	289	1,517	5	1,811	—	21,073	22,884
Income (loss) before income taxes	$173,906	$74,294	$41,993	$290,193	$13,357	$(55,827)	$247,723

Total real estate inventories and total assets for each of our reportable segments, as of the date indicated, were as follows (in thousands):

	September 30, 2026	December 31, 2025
Real estate inventories
West	$2,162,990	$1,902,818
Central	949,093	794,189
East	528,236	481,241
Total	$3,640,319	$3,178,248

Total assets(1)
West	$2,458,176	$2,187,263
Central	1,222,263	1,038,430
East	583,238	530,401
Corporate	446,850	1,064,313
Total homebuilding assets	4,710,527	4,820,407
Financial services	127,473	157,128
Total	$4,838,000	$4,977,535
__________
(1)    Total assets as of September 30, 2026 and December 31, 2025 include $139.3 million of goodwill, with $125.4 million included in the West segment, $8.3 million included in the Central segment and $5.6 million included in the East segment. Total Corporate assets as of September 30, 2026 and December 31, 2025 include our Tri Pointe Homes trade name. For further details on goodwill and our intangible assets, see Note 7, Goodwill and Other Intangible Assets.

3.    Receivables
Receivables consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Escrow proceeds and other accounts receivable, net	$86,988	$78,229
Warranty insurance receivable (Note 12)	64,674	69,021
Total receivables	$151,662	$147,250

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables based on an expected credit loss approach. Receivables were net of allowances for doubtful accounts of $415,000 and $436,000 as of September 30, 2026 and December 31, 2025, respectively.

4.    Real Estate Inventories
Real estate inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Real estate inventories owned:
Homes completed or under construction	$1,388,898	$1,038,990
Land under development	1,526,257	1,445,671
Land held for future development	161,113	159,627
Model homes	323,819	304,742
Total real estate inventories owned	3,400,087	2,949,030
Real estate inventories not owned:
Land purchase and land option deposits	225,878	209,642
Consolidated inventory not owned	14,354	19,576
Total real estate inventories not owned	240,232	229,218
Total real estate inventories	$3,640,319	$3,178,248

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
Interest incurred, capitalized and expensed were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest incurred	$19,098	$19,953	$56,009	$61,646
Interest capitalized	(19,098)	(19,953)	(56,009)	(61,646)
Interest expensed	$—	$—	$—	$—
Capitalized interest in beginning inventory	$160,478	$179,332	$161,300	$186,370
Interest capitalized as a cost of inventory	19,098	19,953	56,009	61,646
Interest previously capitalized as a cost of inventory, included in cost of sales	(21,408)	(24,839)	(59,141)	(73,570)
Capitalized interest in ending inventory	$158,168	$174,446	$158,168	$174,446

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

Real Estate Inventory Impairments and Land Option Abandonments
Real estate inventory impairments and land and lot option abandonments and pre-acquisition charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real estate inventory impairments	$19,984	$8,306	$28,419	$19,306
Land and lot option abandonments and pre-acquisition charges	1,094	938	13,461	4,107
Total	$21,078	$9,244	$41,880	$23,413
We review real estate inventories quarterly for indicators of impairment at the community level. Indicators may include significant declines in expected margins or sales pace, increased sales incentives, significant cost overruns, and delays or changes in planned development. If indicators of impairment are present, we perform a detailed budget and cash flow review comparing the community’s estimated remaining undiscounted future net cash flows with its carrying value. If the carrying value exceeds those cash flows, we record an impairment charge equal to the amount by which the carrying value exceeds the community’s estimated fair value.
During the nine months ended September 30, 2026, we recorded real estate inventory impairment charges of $28.4 million, comprised of $6.5 million in the West reporting segment, $11.7 million in the Central reporting segment, and $10.2 million in the East reporting segment. During the nine months ended September 30, 2025, we recorded real estate inventory impairment charges of $19.3 million, comprised of $11.0 million in the West reporting segment, $3.8 million in the Central reporting segment, and $4.5 million in the East reporting segment. These impairment charges related to active communities where the carrying value of the communities exceeded the fair value. Fair values were determined based on a discounted cash flows analysis, with the discount rates used to calculate fair value ranging from 10% to 16% for the nine months ended September 30, 2026, and from 10% to 12% for the nine months ended September 30, 2025. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with these communities.
In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. We have option deposits and capitalized pre-acquisition costs associated with the optioned land and lots. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized pre-acquisition costs associated with the assets under option may be forfeited at that time. During the nine months ended September 30, 2026, land and lot option abandonments and pre-acquisition charges included a $9.0 million charge recorded in the second quarter related to optioned lots for a community in the West reporting segment where we elected not to move forward with the acquisition.
Real estate inventory impairments and land option abandonments are recorded in cost of home sales in the consolidated statements of operations.

5.    Investments in Unconsolidated Entities
As of September 30, 2026, we held equity investments in seventeen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 8% to 50%, depending on the investment, with no controlling interest held in any of these homebuilding investments. In addition, we have one consolidated financial services joint venture in which we own an 80% interest. This joint venture is included in our consolidated financial statements, and the noncontrolling interest is presented separately.
Aggregated assets, liabilities and equity of the entities we account for as equity-method investments are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash	$30,957	$34,867
Receivables	177	446
Real estate inventories	897,763	695,084
Other assets	274	615
Total assets	$929,171	$731,012
Liabilities and equity
Debt obligations and other liabilities	$329,370	$217,956
Company’s equity	232,472	183,075
Outside interests’ equity	367,329	329,981
Total liabilities and equity	$929,171	$731,012

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
As of September 30, 2026 and December 31, 2025, we have not recorded any liabilities for these obligations and guarantees, as the fair value of the related joint venture real estate assets exceeded the threshold where a remargin payment would be required and no other obligations under the guarantees existed as of such time. At September 30, 2026 and December 31, 2025, aggregate outstanding debt for unconsolidated entities, included in the “Debt obligations and other liabilities” line of the aggregated assets, liabilities and equity shown in the table above, was $294.0 million and $177.6 million, respectively.

Aggregated results of operations from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$21,683	$60,258	$61,852	$130,797
Other operating expense	(22,218)	(53,269)	(62,643)	(121,200)
Other income (expense), net	410	(5)	194	(5)
Net (loss) income	$(125)	$6,984	$(597)	$9,592
Company’s equity in (loss) income of unconsolidated entities	$(10)	$1,309	$(122)	$2,275
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
The following provides a summary of our interests in land and lot option agreements (in thousands):

	September 30, 2026			December 31, 2025
	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs	Deposits	Remaining Purchase Price	Consolidated Inventory Held by VIEs
Unconsolidated VIEs	$215,353	$1,817,290	N/A	$201,640	$1,960,508	N/A
Other land option agreements	10,525	69,344	N/A	8,002	108,850	N/A
Total	$225,878	$1,886,634	$—	$209,642	$2,069,358	$—

Unconsolidated VIEs represent land option agreements that were not consolidated because we were not the primary beneficiary. Other land option agreements were not with VIEs.
In addition to the deposits presented in the table above, our exposure to loss related to our land and lot option contracts consisted of capitalized pre-acquisition costs of $12.5 million and $13.1 million as of September 30, 2026 and December 31, 2025, respectively. These pre-acquisition costs are included in real estate inventories as land under development on our consolidated balance sheets. Depending on the terms of the applicable contracts, we may also have additional exposure to loss related to development obligations.

7.    Goodwill and Other Intangible Assets
As of September 30, 2026 and December 31, 2025, $139.3 million of goodwill is included in goodwill and other intangible assets, net on each of the consolidated balance sheets, which was recorded in connection with our merger with Weyerhaeuser Real Estate Company (“WRECO”) in 2014. In addition, as of September 30, 2026 and December 31, 2025, we have one intangible asset with a carrying amount of $17.3 million comprised of a Tri Pointe Homes trade name, which has an indefinite useful life and is non-amortizing, resulting from the acquisition of WRECO in 2014.
Goodwill and other intangible assets are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist.

8.    Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$17,178	$12,377
Refundable fees and other deposits	25,002	18,913
Development rights, held for future use or sale	—	845
Deferred loan costs—loans payable	5,627	7,181
Operating properties and equipment, net	58,033	61,212
Lease right-of-use assets	67,681	75,840
Income tax receivable	45,804	6,377
Other	4,632	5,154
Total	$223,957	$187,899

9.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related costs	$53,285	$50,938
Warranty reserves (Note 12)	130,238	124,103
Estimated cost for completion of real estate inventories	98,962	92,623
Customer deposits	29,191	23,757
Liabilities related to inventory not owned	14,355	19,576
Accrued income taxes payable	—	2,764
Accrued interest	14,063	4,714
Other tax liability	2,080	3,910
Lease liabilities	83,273	88,386
Other	12,049	14,518
Total	$437,496	$425,289

10.    Senior Notes, Loans Payable and Mortgage Repurchase Facilities
Senior Notes
The Company’s outstanding senior notes (together, the “Senior Notes”) consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
5.250% Senior Notes due June 1, 2027	$300,000	$300,000
5.700% Senior Notes due June 15, 2028	350,000	350,000
Deferred loan costs	(1,585)	(2,414)
Total	$648,415	$647,586

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
As of September 30, 2026 and December 31, 2025, there were $1.6 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.
Loans Payable
The Company’s outstanding loans payable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loan facility	$450,000	$450,000
Seller financed loans	5,000	6,468
Total	$455,000	$456,468
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of September 30, 2026 and continues to mature on June 29, 2027.
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
As of September 30, 2026, we had no outstanding debt under the Revolving Facility and there was $822.8 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 5.07%. As of September 30, 2026, there were $5.6 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.2 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026 and December 31, 2025, we had outstanding letters of credit of $27.2 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.

As of September 30, 2026, we had $5.0 million outstanding related to one seller-financed loan, and as of December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes.
Interest Incurred
During the three months ended September 30, 2026 and 2025, we incurred interest of $19.1 million and $20.0 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $798,000 and $705,000 for the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, we incurred interest of $56.0 million and $61.6 million, respectively, related to all debt and land banking arrangements. Included in interest incurred are amortization of deferred financing costs of $2.4 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively. Accrued interest related to all outstanding debt at September 30, 2026 and December 31, 2025 was $14.1 million and $4.7 million, respectively.
Mortgage Repurchase Facilities
As of September 30, 2026, Tri Pointe Connect had two active Master Repurchase Agreements totaling $200 million (“Repurchase Agreements”). The Repurchase Agreements contain various affirmative and negative covenants applicable to Tri Pointe Connect, including thresholds related to net worth, net income, liquidity, and profitability. As of September 30, 2026, Tri Pointe Connect had $54.9 million of outstanding debt related to the Repurchase Agreements at a weighted-average interest rate of 6.1%, and $145.1 million of remaining capacity under the Repurchase Agreements. Tri Pointe Connect was in compliance with all covenants and requirements as of September 30, 2026.
The following table provides a summary of Tri Pointe Connect’s Repurchase Agreements as of September 30, 2026 ($ in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$38,629	$100,000	Term SOFR + 1.75%	5/28/2027	Mortgage Loans
Warehouse B (2)	16,298	50,000	Term SOFR + 1.75%	7/26/2027	Mortgage Loans
Warehouse B (2)	—	50,000	Term SOFR + 1.75%	On Demand	Mortgage Loans
Total	$54,927	$200,000
__________
(1) Mortgage loans held for sale consist of single-family residential loans collateralized by the underlying property. Generally, all of the loans originated by us are sold in the secondary mortgage market within 30 days after origination. As of September 30, 2026, mortgage loans held for sale had an aggregate fair value of $64.0 million.
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
The Company was in compliance with all applicable financial covenants as of September 30, 2026 and December 31, 2025.

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
A summary of assets and liabilities at September 30, 2026 and December 31, 2025, related to our financial instruments, is set forth below (in thousands):

		September 30, 2026		December 31, 2025
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
Senior Notes(1)	Level 2	$650,000	$645,627	$650,000	$657,888
Term Loan Facility(2)	Level 2	$450,000	$450,000	$450,000	$450,000
Seller financed loans(3)	Level 2	$5,000	$5,000	$6,468	$6,468
Mortgage loans held for sale(4)	Level 2	$63,964	$63,964	$98,514	$98,514
Mortgage repurchase facilities(5)	Level 2	$54,927	$54,927	$90,570	$90,570
 __________
(1)The book value of the Senior Notes excludes deferred loan costs of $1.6 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of the Senior Notes at September 30, 2026 and December 31, 2025 is based on quoted market prices.
(2)The estimated fair value of the Term Loan Facility as of September 30, 2026 and December 31, 2025 approximated book value due to the variable interest rate terms of this loan.
(3)The estimated fair value of our seller financed loans as of September 30, 2026 and December 31, 2025 approximated book value due to the short term nature of these loans.
(4)The estimated fair value for mortgage loans held for sale are determined based on quoted market prices, and are measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations.
(5)The estimated fair value of our mortgage repurchase facilities approximated book value due to the short term nature of these maturities.

At September 30, 2026 and December 31, 2025, the carrying value of cash and cash equivalents and receivables approximated fair value due to their short-term nature.

Fair Value of Nonfinancial Assets
Nonfinancial assets include items such as real estate inventories and long-lived assets that are measured at fair value on a nonrecurring basis when events and circumstances indicating the carrying value is not recoverable. The following table presents impairment charges and the remaining net fair value for nonfinancial assets that were measured during the periods presented (in thousands):

		Nine Months Ended September 30, 2026		Year Ended December 31, 2025
	Hierarchy	Impairment Charge	Fair Value Net of Impairment	Impairment Charge	Fair Value Net of Impairment
Real estate inventories (1)	Level 3	$28,419	$75,562	$31,097	$106,315
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

We recorded real estate inventory impairment charges of $28.4 million during the nine months ended September 30, 2026. These impairment charges related to active communities where the carrying value of the communities exceeded their fair value based on a discounted cash flows analysis with the discount rates used to calculate fair value ranging from 10% to 16%. We considered both market risk and community-specific risk to arrive at a discount rate appropriate for the level of total risk associated with these communities.

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
We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In view of the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. Accordingly, it is possible that the ultimate outcome of any matter, if in excess of a related accrual or if no accrual was made, could be material to our financial statements. For matters as to which the Company believes a loss is probable and reasonably estimable, we had zero legal reserves as of September 30, 2026 and December 31, 2025, respectively.
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
We also record expected recoveries from insurance carriers based on actual insurance claims made and actuarially determined amounts that depend on various factors, including the above-described reserve estimates, our insurance policy coverage limits for the applicable policy years and historical recovery rates. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated. Outstanding warranty insurance receivables was $64.7 million and $69.0 million as of September 30, 2026 and December 31, 2025, respectively. Warranty insurance receivables are recorded in receivables on the accompanying consolidated balance sheets.
Warranty reserve activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty reserves, beginning of period	$127,482	$108,405	$124,103	$116,150
Warranty reserves accrued	7,346	8,289	19,988	24,821
Warranty expenditures	(4,590)	(8,942)	(13,853)	(33,219)
Warranty reserves, end of period	$130,238	$107,752	$130,238	$107,752

Performance Bonds
We obtain surety bonds in the normal course of business to ensure completion of certain infrastructure improvements of our projects. The beneficiaries of the bonds are various municipalities. As of September 30, 2026 and December 31, 2025, the Company had outstanding surety bonds totaling $776.8 million and $634.9 million, respectively. As of September 30, 2026 and December 31, 2025, our estimated cost to complete obligations related to these surety bonds was $547.1 million and $492.4 million, respectively.
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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Lease Cost
Operating lease cost (included in SG&A expense)	$3,700	$3,596	$10,731	$10,229
Ground lease cost (included in other operations expense)	813	794	2,438	2,381
Sublease income, operating leases	—	—	—	—
Sublease income, ground leases (included in other operations revenue)	(825)	(806)	(2,474)	(2,416)
Net lease cost	$3,688	$3,584	$10,695	$10,194

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows (included in operating cash flows)	$3,333	$3,390	$10,847	$10,063
Ground lease cash flows (included in operating cash flows)	$663	$663	$1,990	$1,990
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$53	$2,816	$17,978

	September 30, 2026	December 31, 2025
Weighted-average discount rate:
Operating leases	5.3%	5.4%
Ground leases	10.2%	10.2%
Weighted-average remaining lease term (in years):
Operating leases	5.1	5.7
Ground leases	41.8	42.5
The future minimum lease payments under our operating leases are as follows (in thousands):

	Property, Equipment and Other Leases	Ground Leases (1)
Remaining in 2026	$3,329	$809
2027	14,223	3,237
2028	13,876	3,237
2029	12,361	3,237
2030	8,803	3,237
Thereafter	12,013	68,927
Total lease payments	$64,605	$82,684
Less: Interest	8,240	55,776
Present value of operating lease liabilities	$56,365	$26,908
 __________
(1)    Ground leases are fully subleased through 2041, representing $48.8 million of the $82.7 million future ground lease obligations.
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

Compensation expense related to stock-based and liability classified awards is included in general and administrative expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2026, the Company recognized $92.3 million of compensation expense related to stock-based awards, consisting of $83.9 million of transaction vesting expense recognized in connection with the settlement of awards upon completion of the Merger, $5.0 million of compensation expense related to stock-based awards prior to the Merger, and $3.4 million of compensation expense related to liability-classified awards following the Merger.
The following table presents compensation expense recognized related to stock-based awards, including transaction vesting expense recognized in connection with the Merger (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation	$—	$7,308	$4,989	$23,467
Transaction vesting compensation	—	—	83,877	—
Stock-based and transaction vesting compensation	—	7,308	88,866	23,467
Liability-classified compensation	2,262	—	3,432	—
Total compensation expense	$2,262	$7,308	$92,298	$23,467

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

As of September 30, 2026, there was no unrecognized compensation expense related to awards settled in connection with the Merger. As of September 30, 2026, the Company had $5.2 million of liabilities related to cash-settled awards included in accrued expenses and other liabilities. Unrecognized compensation cost related to the outstanding liability-classified awards was $21.6 million and is expected to be recognized over a weighted-average period of 1.4 years.

Summary of Restricted Stock Unit Activity
The following table presents a summary of activity for restricted stock units ("RSUs") for the nine months ended September 30, 2026. Upon completion of the Merger on May 14, 2026, awards that vested or became vested at closing were settled in cash based on the $47.00 per share Merger Consideration, and the remaining unvested 2026 awards were converted to cash-settled awards. As a result, no RSUs remained outstanding as of June 30, 2026.

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested RSUs at December 31, 2025	3,122,349	$30.42
Granted	595,389	$46.30
Vested	(1,125,986)	$25.97
Forfeited	(27,814)	$28.43
Settled at Merger	(1,990,032)	33.15
Converted to cash-settled awards	(573,906)	46.30
Nonvested RSUs at September 30, 2026	—	$—

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

For the nine months ended September 30, 2026, the Company granted an aggregate of 2,584 time-based RSUs to certain employees not described above. The RSUs granted vest in equal installments annually beginning on the anniversary of the grant date over a three-year period. The fair value of the RSUs granted was measured using the closing stock prices on the applicable date of each grant. In connection with the Merger, certain of these awards became vested and were settled in cash based on the $47.00 per share Merger Consideration, while the remaining unvested awards were converted to cash-settled awards that continue to vest in accordance with their original vesting terms. Any remaining compensation cost related to awards that vested upon completion of the Merger was recognized at that time, while compensation cost related to awards that remained unvested continues to be recognized over the remaining requisite service period.

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

14.    Income Taxes

As a result of the Merger described in Note 16, Merger Transaction, and effective May 14, 2026, the Company is included in the Sumitomo Forestry America, Inc. consolidated tax group for U.S. federal income tax purposes and for certain state income tax filings. The Company is responsible for its allocated share of income taxes under consolidated income tax returns and will make the applicable income tax payments directly to Sumitomo Forestry America, Inc. During the three and nine months ended September 30, 2026, the Company paid $19.4 million of income taxes to Sumitomo Forestry America, Inc. which is included in Other Assets on our consolidated balance sheets.

We had net deferred tax assets of $43.1 million as of both September 30, 2026 and December 31, 2025. We had a valuation allowance related to those net deferred tax assets of $3.7 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively. The Company will continue to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.
Although the Company’s post-merger results are included in the Sumitomo Forestry America, Inc. consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. Our provision for income taxes totaled $12.1 million and $4.5 million for the three and nine months ended September 30, 2026, respectively. Our provision for income taxes totaled $20.8 million and $66.9 million for the three and nine months ended September 30, 2025, respectively. The year-over-year decrease in our provision for income taxes for the nine months ended September 30, 2026, is primarily due to non-deductible executive compensation.
The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not have any uncertain tax positions recorded as of September 30, 2026 and December 31, 2025. The Company has not been assessed interest or penalties by any major tax jurisdictions related to prior years.
The Company files income tax returns in the U.S., including federal and multiple state and local jurisdictions.

15.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid (capitalized), net	$(11,731)	$(11,157)
Income taxes paid, net	$46,925	$82,152
Supplemental disclosures of noncash activities:
Increase in share repurchase excise tax accrual	$—	$1,070
Amortization of deferred loan costs capitalized to real estate inventory	$2,382	$1,972
Increase in noncontrolling interests	$—	$131
Reclassification of previously recognized stock-based compensation from additional paid-in capital to accrued liabilities	$1,841	$—

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
Overview and Outlook
During the third quarter of 2026, conditions in the U.S. housing market softened further as elevated mortgage interest rates, volatile inflation data, geopolitical developments involving Iran, and broader macroeconomic uncertainty continued to weigh on consumer sentiment and confidence. Homebuyers became increasingly cautious, extending decision-making timelines and placing additional pressure on order conversion across many of our markets. Sales incentives remained a primary tool to support demand and maintain sales pace. Despite these challenges, we continue to see underlying prospective buyer interest, which may translate into stronger demand if affordability improves and consumer confidence stabilizes. The timing and magnitude of any improvement remain difficult to predict. We continue to believe the long-term outlook for the housing sector is supported by favorable demographic trends and a structural imbalance between housing supply and demand in the United States, although near-term market conditions may continue to affect our operating results.
During the quarter, we delivered 1,084 new homes at an average sales price of $652,000. Our homebuilding gross margin was 17.6%, reflecting the increased use of sales incentives in response to a more challenging housing environment, as well as the impact of impairment charges recorded during the quarter. Lower home sales revenue reduced operating leverage, contributing to an increase in selling, general and administrative (“SG&A”) expense to 14.2% of home sales revenue. We reported net income of $23.6 million for the quarter, which included an effective tax rate of 33.9% driven by tax effects associated with the Merger with Sumitomo Forestry.
Net new home orders for the quarter were 794, on a monthly absorption rate of 1.6 orders per average selling community. Our backlog units and dollar value as of the end of the quarter were 1,204 and $871.2 million, respectively. Our lot supply provides a foundation for planned community openings and future growth, while our diversified portfolio across geographies and price points supports our ability to respond to varying local market conditions. However, continued affordability pressures and uncertainty surrounding consumer demand may affect the pace of sales and backlog conversion. We remain focused on balancing sales pace, pricing, incentives, and inventory investment while preserving capital flexibility and adjusting to market conditions. Following the completion of the Sumitomo Forestry transaction, we also expect to benefit over time from enhanced strategic resources and a shared long-term commitment to disciplined growth. With a homebuilding debt-to-capital ratio of 25.9% and a net homebuilding debt-to-net capital ratio of 19.7%, our strong balance sheet provides flexibility to navigate near-term uncertainty while selectively pursuing growth opportunities.

Consolidated Financial Data (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding:
Home sales revenue	$706,760	$817,298	$1,898,374	$2,417,916
Land and lot sales revenue	—	18,768	598	23,953
Other operations revenue	824	805	2,474	2,439
Total revenues	707,584	836,871	1,901,446	2,444,308
Cost of home sales	582,096	649,195	1,555,184	1,894,098
Cost of land and lot sales	153	16,844	1,337	21,838
Other operations expense	813	794	2,438	2,381
Sales and marketing	46,559	48,490	129,779	141,603
General and administrative	53,600	56,703	283,764	175,181
Homebuilding income (loss) from operations	24,363	64,845	(71,056)	209,207
Equity in (loss) income of unconsolidated entities	(10)	1,309	(122)	2,275
Transaction expense	(6)	—	(79,662)	—
Other income, net	4,430	6,581	17,318	22,884
Homebuilding income (loss) before income taxes	28,777	72,735	(133,522)	234,366
Financial Services:
Revenues	19,433	17,858	49,032	53,762
Expenses	12,575	13,730	38,316	40,405
Financial services income before income taxes	6,858	4,128	10,716	13,357
Income (loss) before income taxes	35,635	76,863	(122,806)	247,723
Provision for income taxes	(12,066)	(20,753)	(4,501)	(66,886)
Net income (loss)	23,569	56,110	(127,307)	180,837
Net (income) loss attributable to noncontrolling interests	15	34	(21)	91
Net income (loss) available to common stockholders	$23,584	$56,144	$(127,328)	$180,928
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	352	74.5	1.6	488	70.8	2.3	(28)%	5%	(31)%
Central	326	69.0	1.6	322	59.2	1.8	1%	17%	(13)%
East	116	25.0	1.5	185	22.0	2.8	(37)%	14%	(45)%
Total	794	168.5	1.6	995	152.0	2.2	(20)%	11%	(28)%

Net new home orders for the three months ended September 30, 2026 decreased 20% to 794, compared to 995 during the prior-year period. The decrease reflected a 28% decline in monthly absorption rates, partially offset by an 11% increase in average selling communities. Market conditions remained challenging during the quarter, as elevated mortgage rates and persistent inflation continued to pressure affordability, while geopolitical uncertainty weighed on buyer confidence. Elevated inventory levels across many markets also contributed to increased competition and a slower sales pace. Together, these conditions contributed to more cautious purchasing decisions and lower absorption rates. During the quarter, we opened 10 new communities and closed out of 10 existing communities. We continue to pursue our planned community growth in a disciplined manner, aligning the pace of investment with market demand. We expect this measured expansion to support higher order volumes over time.
Our West segment reported a 28% decrease in net new home orders, reflecting a 31% decline in monthly absorption rates, partially offset by a 5% increase in average selling communities. Elevated mortgage rates, affordability constraints and uncertainty continued to weigh on buyer sentiment and demand in the region. Our Central segment reported a 1% increase in net new home orders as a 17% increase in average selling communities more than offset a 13% decline in monthly absorption rates. The increase was primarily driven by the continued expansion of our Utah operations, largely offset by lower orders in Dallas–Fort Worth, Austin and Houston. Colorado reported a modest increase in orders, while monthly absorption rates declined across all markets in the segment. Our East segment reported a 37% decrease in net new home orders, reflecting a 45% decline in monthly absorption rates, partially offset by a 14% increase in average selling communities. The decrease was primarily attributable to lower orders in DC Metro and Raleigh, with a smaller decline in Charlotte. Monthly absorption rates declined across these markets as demand conditions remained challenging. These decreases were partially offset by our first net new home orders in Orlando during the quarter.
Backlog Units, Dollar Value and Average Sales Price by Segment (dollars in thousands)

	As of September 30, 2026			As of September 30, 2025			Percentage Change
	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price	Backlog Units	Backlog Dollar Value	Average Sales Price
West	621	$505,079	$813	680	$568,881	$837	(9)%	(11)%	(3)%
Central	430	262,060	609	378	231,076	611	14%	13%	—%
East	153	104,100	680	240	213,587	890	(36)%	(51)%	(24)%
Total	1,204	$871,239	$724	1,298	$1,013,544	$781	(7)%	(14)%	(7)%

Backlog units reflect the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a homebuyer but for which we have not yet delivered the home. Homes in backlog are generally delivered within seven to ten months from the time the sales contract is entered into, although we may experience cancellations of sales contracts prior to delivery. Our cancellation rate of homebuyers who contracted to buy a home but cancelled prior to delivery of the home (as a percentage of overall orders) was 16% and 12% during the three-month periods ended September 30, 2026 and 2025, respectively. The dollar value of backlog was $871.2 million as of September 30, 2026 compared to $1.0 billion as of September 30, 2025. Backlog units were down 7% to 1,204, due primarily to the 43% lower backlog leading into the current year and the sustained softer demand environment experienced throughout the first nine months of 2026. Throughout the period, we remained focused on protecting price, maintaining a disciplined approach to incentives, and avoiding more aggressive pricing actions to drive volume. While changes in product and geographic mix weighed on the average sales price of homes in backlog, we believe our disciplined pricing approach helped mitigate further pricing pressure but also contributed to lower absorption rates and fewer homes in backlog. The average sales price in backlog decreased 7% to $724,000 as of September 30, 2026, compared to $781,000 at September 30, 2025. This decrease was due to a combination of geographical mix shifts, along with a higher level of incentives.
Backlog dollar value in our West segment decreased 11% due to a 3% decrease in average sales price and a 9% decrease in backlog units. In our Central segment, backlog dollar value increased by 13%, driven by a 14% increase in backlog units on a flat average sales price. In our East segment, backlog dollar value decreased by 51%, driven by an 36% decline in backlog units and a 24% decrease in average sales price.
New Homes Delivered, Home Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	516	$385,528	$747	621	$471,658	$760	(17)%	(18)%	(2)%
Central	368	199,829	543	394	211,275	536	(7)%	(5)%	1%
East	200	121,403	607	202	134,365	665	(1)%	(10)%	(9)%
Total	1,084	$706,760	$652	1,217	$817,298	$672	(11)%	(14)%	(3)%

 Home sales revenue decreased $110.5 million to $706.8 million for the three months ended September 30, 2026 compared to the prior-year period. The decrease was comprised of $89.4 million related to a 133-unit decrease in new homes delivered in the three months ended September 30, 2026, in addition to a $21.7 million decrease related to a $20,000 decrease in average sales price for the three months ended September 30, 2026. Lower backlog entering the quarter compared to the prior-year period resulted in fewer new home deliveries and lower home sales revenue. Softer demand also limited our ability to sell and close spec homes during the quarter as we continued to prioritize price over sales pace. Sales incentives increased to 10.2% of home sales revenue from 8.9% in the prior-year period.
Home sales revenue in our West segment decreased 18% due to a 17% decrease in new homes delivered and a 2% decrease in average sales price. The decline in deliveries primarily reflected lower beginning backlog compared to the prior-year period. Home sales revenue in our Central segment decreased 5% due to a 7% decrease in new homes delivered, while average sales price increased by 1%. The decline in deliveries primarily reflected the timing of closings, while we continued to build backlog, as evidenced by higher backlog units compared to the prior-year period. Home sales revenue in our East segment decreased by 10% due to a 9% decrease in average sales price and a 1% decrease in new homes delivered. The decrease in average sales price primarily reflected a shift in geographic mix, with a lower proportion of deliveries in the higher-priced DC Metro market and a higher proportion in Charlotte and Raleigh.
Homebuilding Gross Margins (dollars in thousands)

	Three Months Ended September 30,
	2026	%	2025	%
Home sales revenue	$706,760	100.0%	$817,298	100.0%
Cost of home sales	582,096	82.4%	649,195	79.4%
Homebuilding gross margin	124,664	17.6%	168,103	20.6%
Add: interest in cost of home sales	21,408	3.0%	24,499	3.0%
Add: impairments and lot option abandonments	21,078	3.0%	9,244	1.1%
Adjusted homebuilding gross margin(1)	$167,150	23.7%	$201,846	24.7%
Homebuilding gross margin percentage	17.6%		20.6%
Adjusted homebuilding gross margin percentage(1)	23.7%		24.7%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 17.6% for the three months ended September 30, 2026 compared to 20.6% for the prior-year period. The year-over-year decline was primarily driven by higher incentives as we continued to respond to evolving demand dynamics and affordability pressures at the local market level. Incentives as a percentage of home sales revenue increased to 10.2% during the period, compared to 8.9% in the prior-year period, reflecting our continued use of incentives to support absorption rates. In addition, we incurred $21.1 million of impairment and lot option abandonment charges during the period, compared to $9.2 million in the prior-year period. The increase in these charges, combined with a lower home sales revenue base, was a key driver of the year-over-year decline in reported homebuilding gross margin. Excluding interest, impairments, and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.7% for the three months ended September 30, 2026 compared to 24.7% for the prior-year period.
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

Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2026	2025	2026	2025
Sales and marketing	$46,559	$48,490	6.6%	5.9%
General and administrative (G&A)	53,600	56,703	7.6%	6.9%
Total sales and marketing and G&A	$100,159	$105,193	14.2%	12.9%
Total SG&A expense as a percentage of home sales revenue increased to 14.2% for the three months ended September 30, 2026, compared to 12.9% in the prior-year period. Total SG&A expense decreased $5.0 million to $100.2 million for the three months ended September 30, 2026 from $105.2 million in the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.6% for the three months ended September 30, 2026, compared to 5.9% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $46.6 million for the three months ended September 30, 2026 compared to $48.5 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. These savings were partially offset by costs associated with supporting a larger community count, which increased 9% year-over-year to 169.
G&A expense as a percentage of home sales revenue increased to 7.6% of home sales revenue for the three months ended September 30, 2026 compared to 6.9% for the prior-year period. The increase primarily reflected lower operating leverage due to reduced home sales revenue over which to spread fixed G&A overhead costs. G&A expense decreased $3.1 million to $53.6 million, a 5% reduction compared to the prior year.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $19.1 million and $20.0 million for the three months ended September 30, 2026 and 2025, respectively. All interest incurred in both periods was capitalized.
Transaction Expense
Transaction expense related to the Merger with Sumitomo Forestry for the three months ended September 30, 2026 was $6,000. These costs primarily consisted of transaction-related fees and expenses incurred in connection with the Merger, including investment banking, legal, advisory and other professional service fees.
Other Income, Net
Other income, net for the three months ended September 30, 2026 and 2025 was income of $4.4 million and $6.6 million, respectively. Results were generally consistent year-over-year, with interest income the primary driver of activity in both periods.
Income Tax
For the three months ended September 30, 2026, we recorded a tax provision of 12.1 million based on an effective tax rate of 33.9%. For the three months ended September 30, 2025, we recorded a tax provision of $20.8 million based on an effective tax rate of 27.0%. The year-over-year increase in our effective tax rate for the three months ended September 30, 2026, is primarily due to non-deductible executive compensation and non-deductible transaction costs related to the Merger.
Financial Services Segment
Income before income taxes from our financial services operations increased to $6.9 million for the three months ended September 30, 2026 compared to $4.1 million for the prior-year period. The increase was primarily attributable to higher business volumes and operating efficiencies as our financial services platform continued to mature and scale, despite lower homebuilding revenue.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Total Originations:
Loans	715	703
Principal	$371,753	$371,586

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	30%	16%
Other agency	70%	84%
Total agency	100%	100%

Loan Type:
Fixed rate	97%	98%
ARM	3%	2%

Credit Quality:
Average FICO score	749	757

Other Data:
Average combined LTV ratio	80%	79%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	749	759
Principal	$394,720	$399,394
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net New Home Orders, Average Selling Communities and Monthly Absorption Rates by Segment

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025			Percentage Change
	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates	Net New Home Orders	Average Selling Communities	Monthly Absorption Rates
West	1,513	73.4	2.3	1,655	68.8	2.7	(9)%	7%	(15)%
Central	1,188	65.4	2.0	1,158	60.2	2.1	3%	9%	(5)%
East	474	24.5	2.1	551	20.1	3.0	(14)%	22%	(30)%
Total	3,175	163.3	2.2	3,364	149.1	2.5	(6)%	10%	(12)%

Net new home orders for the nine months ended September 30, 2026 decreased 6% to 3,175, compared to 3,364 during the prior-year period. The decrease reflected a 12% decline in monthly absorption rates, partially offset by a 10% increase in average selling communities. Demand conditions remained challenging, as elevated mortgage rates and persistent inflation continued to pressure affordability, while geopolitical uncertainty weighed on buyer confidence. Elevated inventory levels across many markets also contributed to increased competition and a slower sales pace. Throughout the nine-month period, we continued to pursue disciplined community growth, aligning investment with market demand while balancing near-term returns with long-term growth opportunities.
Our West segment reported a 9% decrease in net new home orders due to a 15% decrease in monthly absorption rates, partially offset by a 7% increase in average selling communities. Market conditions in the West remain challenging as monthly absorption rates declined across most markets in the segment. Our Central segment reported a 3% increase in net new home orders, reflecting a 9% increase in average selling communities, partially offset by a 5% decline in monthly absorption rates. Growth in Utah, Dallas–Fort Worth and Austin more than offset lower orders in Houston, while Colorado remained consistent with the prior-year period. Utah delivered strong absorption as we continued to expand operations in the market. Monthly absorption rates declined modestly in Dallas–Fort Worth and Houston, with a more pronounced decline in Austin. Our East segment reported a 14% decrease in net new home orders, reflecting a 30% decline in monthly absorption rates, partially offset by a 22% increase in average selling communities. The decrease was primarily attributable to lower orders in the DC Metro market, partially offset by growth in Charlotte and Raleigh and contributions from Orlando. Monthly absorption rates declined across DC Metro, Charlotte and Raleigh, reflecting a more cautious demand environment.
New Homes Delivered, Homes Sales Revenue and Average Sales Price by Segment (dollars in thousands)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025			Percentage Change
	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price	New Homes Delivered	Home Sales Revenue	Average Sales Price
West	1,316	$1,015,712	$772	1,782	$1,342,486	$753	(26)%	(24)%	3%
Central	1,018	561,037	551	1,252	684,390	547	(19)%	(18)%	1%
East	499	321,625	645	549	391,040	712	(9)%	(18)%	(9)%
Total	2,833	$1,898,374	$670	3,583	$2,417,916	$675	(21)%	(21)%	(1)%
 Home sales revenue decreased $519.5 million to $1.9 billion for the nine months ended September 30, 2026 compared to the prior-year period. The decrease was comprised of $506.3 million related to a 750-unit decrease in new homes delivered in the nine months ended September 30, 2026, along with a $14.2 million decrease related to a $5,000 decrease in average sales price for the nine months ended September 30, 2026. Our lower backlog entering the current-year period, which was down 43% on a unit basis and 42% on a dollar value basis compared to the prior-year period, resulted in fewer new home deliveries and was the primary driver of the home sales revenue decline.
Home sales revenue in our West segment decreased 24% due to a 26% decrease in new homes delivered, while average sales price increased by 3%. The decrease in deliveries reflects a lower backlog at the start of the current year compared to the prior year. Home sales revenue in our Central segment decreased 18% due to a 19% decrease in new homes delivered, while average sales price increased by 1%. The decrease in new homes delivered was due to a decrease in backlog units to start the current year compared to the prior year. Home sales revenue in our East segment decreased by 18% due to a 9% decrease in new homes delivered and a 9% decrease in average sales price. The decrease in deliveries reflects a lower backlog at the start of the current-year period compared to the prior year.
Homebuilding Gross Margins (dollars in thousands)

	Nine Months Ended September 30,
	2026	%	2025	%
Home sales revenue	$1,898,374	100.0%	$2,417,916	100.0%
Cost of home sales	1,555,184	81.9%	1,894,098	78.3%
Homebuilding gross margin	343,190	18.1%	523,818	21.7%
Add: interest in cost of home sales	59,141	3.1%	73,112	3.0%
Add: impairments and lot option abandonments	41,880	2.2%	23,413	1.0%
Adjusted homebuilding gross margin(1)	$444,211	23.4%	$620,343	25.7%
Homebuilding gross margin percentage	18.1%		21.7%
Adjusted homebuilding gross margin percentage(1)	23.4%		25.7%
__________
(1)Non-GAAP financial measure (as discussed below).

Our homebuilding gross margin percentage decreased to 18.1% for the nine months ended September 30, 2026 compared to 21.7% for the prior-year period. The year-over-year decline was primarily driven by increased incentives as we continued to respond to evolving demand dynamics and affordability pressures at the local market level. Incentives as a percentage of home sales revenue increased to 10.1% during the period, compared to 7.6% in the prior-year period, reflecting our continued use of incentives to support absorption rates. Additionally, we incurred $41.9 million of impairment and lot option abandonment charges during the period, compared to $23.4 million in the prior-year period. Excluding interest, impairments, and lot option abandonments in cost of home sales, adjusted homebuilding gross margin percentage was 23.4% for the nine months ended September 30, 2026 compared to 25.7% for the prior-year period.
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
Sales and Marketing, General and Administrative Expense (dollars in thousands)

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2026	2025	2026	2025
Sales and marketing	$129,779	$141,603	6.8%	5.9%
General and administrative (G&A)	283,764	175,181	14.9%	7.2%
Total sales and marketing and G&A	$413,543	$316,784	21.8%	13.1%
Total SG&A expense as a percentage of home sales revenue increased to 21.8% for the nine months ended September 30, 2026, compared to 13.1% in the prior-year period. Total SG&A expense increased $96.8 million to $413.5 million for the nine months ended September 30, 2026 from $316.8 million in the prior-year period. The increase was primarily driven by higher G&A expense related to the Sumitomo Forestry transaction, partially offset by lower sales and marketing expense. The increase in SG&A expense as a percentage of home sales revenue was further impacted by the lower home sales revenue base in the current-year period, which was down by 21% compared to the prior-year period.
Sales and marketing expense as a percentage of home sales revenue increased to 6.8% for the nine months ended September 30, 2026, compared to 5.9% for the prior-year period. This increase was largely due to lower home sales revenue, which negatively impacted our fixed cost leverage. Sales and marketing expense decreased to $129.8 million for the nine months ended September 30, 2026 compared to $141.6 million for the prior-year period, largely driven by a decrease in broker commissions, along with internal commissions. Given that many components of sales and marketing expense bear a variable relationship to home sales revenue, which decreased by 21% compared to the prior-year period, such a decrease in absolute dollars is expected.
G&A expense as a percentage of home sales revenue increased to 14.9% of home sales revenue for the nine months ended September 30, 2026 compared to 7.2% for the prior-year period. The increase was primarily attributable to $122.2 million of expenses incurred in connection with the Sumitomo Forestry transaction, including accelerated RSU vesting and other transaction-related compensation costs. These transaction-related expenses were the primary driver of the increase in G&A expense to $283.8 million for the nine months ended September 30, 2026 compared to $175.2 million for the prior-year period. The increase in G&A expense as a percentage of home sales revenue was further amplified by the lower home sales revenue base in the current-year period.
Interest
Interest, which we incurred principally to finance land acquisitions, land development, and home construction, totaled $56.0 million and $61.6 million for the nine months ended September 30, 2026 and 2025, respectively. All interest incurred in both periods was capitalized.
Transaction Expense
Transaction expense related to the Merger for the nine months ended September 30, 2026 was $79.7 million. These costs primarily consisted of transaction-related fees and expenses incurred in connection with the Merger, including investment banking, legal, advisory and other professional service fees.

Other Income, Net
Other income, net for the nine months ended September 30, 2026 and 2025 was income of $17.3 million and $22.9 million, respectively. Results were generally consistent year-over-year, with interest income the primary driver of activity in both periods.
Income Tax
For the nine months ended September 30, 2026, we recorded a tax provision of $4.5 million based on an effective tax rate of 3.7%. For the nine months ended September 30, 2025, we recorded a tax provision of $66.9 million based on an effective tax rate of 27.0%. The difference between our effective tax rate for the nine months ended September 30, 2026 and the federal statutory rate was primarily due to non-deductible executive compensation and non-deductible transaction costs related to the Merger.
Financial Services Segment
Income before income taxes from our financial services operations decreased to $10.7 million for the nine months ended September 30, 2026 compared to $13.4 million for the prior-year period. The decline was primarily attributable to lower revenue, which varies with home sales activity and, accordingly, decreased in line with lower home sales revenue.
The following table presents selected financial information for Tri Pointe Connect, our mortgage financing operations, excluding brokered loan originations (dollars in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total Originations:
Loans	1,870	1,995
Principal	$996,890	$1,054,074

Mortgage Loan Origination Product Mix:
Government (FHA, VA, USDA)	27%	17%
Other agency	73%	83%
Total agency	100%	100%

Loan Type:
Fixed rate	95%	99%
ARM	5%	1%

Credit Quality:
Average FICO score	752	756

Other Data:
Average combined LTV ratio	81%	79%
Full documentation loans	100%	100%

Loans Sold to Third Parties:
Loans	1,921	2,069
Principal	$1,030,668	$1,090,234
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

	September 30,		Increase (Decrease)
	2026	2025	Amount	%
Lots Owned
West	8,896	9,080	(184)	(2)%
Central	5,609	5,264	345	7%
East	2,178	1,700	478	28%
Total	16,683	16,044	639	4%
Lots Controlled(1)
West	3,594	3,935	(341)	(9)%
Central	7,801	8,106	(305)	(4)%
East	4,366	4,653	(287)	(6)%
Total	15,761	16,694	(933)	(6)%
Total Lots Owned or Controlled(1)	32,444	32,738	(294)	(1)%
__________
(1)As of September 30, 2026 and 2025, lots controlled represented lots that were under land or lot option contracts or purchase contracts. As of September 30, 2026 and 2025, lots controlled for West include 275 and zero, respectively, and Central include 5,483 and 5,483 lots, respectively, which represent our expected share of lots owned by our unconsolidated land development joint ventures.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2026 were operating expenses, land purchases, land development, home construction, and merger-related costs. We used funds generated by our operations to meet our short-term working capital requirements. We monitor financing requirements to evaluate potential financing sources, including bank credit facilities and note offerings. We also continue to monitor the credit markets as we remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth. As of September 30, 2026, we had total liquidity of $1.1 billion, including cash and cash equivalents of $325.9 million and $822.8 million of availability under our Credit Facility, as described below, after considering the borrowing base provisions and outstanding letters of credit.
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
As of September 30, 2026 and December 31, 2025, there were $1.6 million and $2.4 million, respectively, of capitalized debt financing costs, included in senior notes, net on our consolidated balance sheets, related to the Senior Notes that will amortize over the terms of the Senior Notes. Accrued interest related to the Senior Notes was $11.1 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.
Our outstanding senior notes (the “Senior Notes”) contain covenants that restrict our ability to, among other things, create liens or other encumbrances, enter into sale and leaseback transactions, or merge or sell all or substantially all of our assets. These limitations are subject to a number of qualifications and exceptions. As of September 30, 2026, we were in compliance with the covenants required by our Senior Notes.
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
On September 18, 2025, we entered into a Sixth Modification Agreement (the “Sixth Modification”) to the Credit Agreement. The Sixth Modification increased the Term Facility from $250.0 million to $450.0 million and divided it into two tranches: (i) Term Facility Tranche A, which matures on September 29, 2027 and includes extension options for up to two additional one-year periods under certain conditions, and (ii) Term Facility Tranche B, which comprised $10.0 million as of September 30, 2026 and continues to mature on June 29, 2027.
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
As of September 30, 2026, we had no outstanding debt under the Revolving Facility and there was $822.8 million of availability after considering the borrowing base provisions and outstanding letters of credit. As of September 30, 2026, we had $450 million of outstanding debt under the Term Facility with an interest rate of 5.07%. As of September 30, 2026, there were $5.6 million of capitalized debt financing costs, included in other assets on our consolidated balance sheet, related to the Credit Facility that will amortize over the remaining term of the Credit Facility. Accrued interest, including loan commitment fees, related to the Credit Facility was $2.2 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026 and December 31, 2025, we had outstanding letters of credit of $27.2 million and $51.9 million, respectively. These letters of credit were issued to secure various financial obligations. We believe it is not probable that any outstanding letters of credit will be drawn upon.
As of September 30, 2026 we had $5.0 million outstanding related to one seller-financed loan, and as of December 31, 2025, we had $6.5 million outstanding related to two seller-financed loans. All seller-financed loans are to acquire lots for the construction of homes.

Under the Credit Facility, we are required to comply with certain financial covenants, including, but not limited to, those set forth in the table below (dollars in thousands):

	Actual at September 30,	Covenant Requirement at September 30,
Financial Covenants	2026	2026
Consolidated Tangible Net Worth	$3,000,036	$2,279,702
(Not less than $2.22 billion plus 50% of net income and 50% of the net proceeds from equity offerings after December 31, 2024)
Leverage Test	21.9%	≤60%
(Not to exceed 60%)
Interest Coverage Test	4.6	≥1.5
(Not less than 1.5:1.0)

The Credit Facility further requires that at least 95.0% of consolidated tangible net worth must be attributable to the Company and its guarantor subsidiaries, subject to certain grace periods.
As of September 30, 2026, we were in compliance with all of these financial covenants.
Leverage Ratios
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. The ratio of homebuilding debt-to-capital and the ratio of net homebuilding debt-to-net capital are calculated as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Loans payable	$455,000	$456,468
Senior notes	648,415	647,586
Mortgage repurchase facilities	54,927	90,570
Total debt	1,158,342	1,194,624
Less: mortgage repurchase facilities	(54,927)	(90,570)
Total homebuilding debt	1,103,415	1,104,054
Stockholders’ equity	3,164,423	3,315,834
Total capital	$4,267,838	$4,419,888
Ratio of homebuilding debt-to-capital(1)	25.9%	25.0%

Total homebuilding debt	$1,103,415	$1,104,054
Less: Cash and cash equivalents	(325,891)	(982,814)
Net homebuilding debt	777,524	121,240
Stockholders’ equity	3,164,423	3,315,834
Net capital	$3,941,947	$3,437,074
Ratio of net homebuilding debt-to-net capital(2)	19.7%	3.5%
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

Cash Flows—Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:
•Net cash used in operating activities increased by $484.0 million to cash used of $543.6 million for the nine months ended September 30, 2026 compared to $59.6 million of cash used in the prior-year period. The increase was driven by a $308.1 million decrease in net income, and a $262.3 million increase in cash used related to real estate inventories. Additional fluctuations were due to changes in accounts receivable, accounts payable, accrued expenses and other liabilities, other assets, and mortgage loans held for sale.
•Net cash used in investing activities was $58.7 million for the nine months ended September 30, 2026, compared to cash used of $44.5 million for the prior-year period. The year-over-year change was primarily attributable to a higher level of net investments in unconsolidated entities in the current-year period.
•Net cash used in financing activities was $54.6 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $74.0 million for the prior-year period. The decrease was primarily due to the absence of share repurchases in the current period, compared to $227.1 million during the prior-year period, partially offset by the absence of borrowings comparable to the $200 million term loan increase in the prior-year period.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of business, we enter into purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and land banking arrangements as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These option contracts and land banking arrangements generally require a non-refundable deposit for the right to acquire land and lots over a specified period of time at pre-determined prices. We generally have the right, at our discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. In some cases, however, we may be contractually obligated to complete development work even if we terminate the option to procure land or lots. As of September 30, 2026, we had $225.9 million of cash deposits, the majority of which are non-refundable, pertaining to land and lot option contracts and purchase contracts with an aggregate remaining purchase price of $1.9 billion (net of deposits). See Note 6, Variable Interest Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of September 30, 2026, we held equity investments in seventeen active homebuilding partnerships or limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. See Note 5, Investments in Unconsolidated Entities, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Inflation
Inflation has remained relatively stable through most of 2026, though it continues to run above the Federal Reserve’s target. Recent geopolitical tensions, particularly the conflict involving Iran and resulting oil supply disruptions, have introduced renewed upside risk. We are actively monitoring these developments for potential impacts on inflation trends moving forward. Additionally, emerging trade policy developments—including potential new or increased tariffs—may drive input costs higher and contribute to renewed inflation, potentially affecting construction costs, consumer behavior, and demand for new homes. Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher and more volatile mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers, as well as the confidence of our consumer base. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Standards

See Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding debt. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2026. We did not enter into during the nine months ended September 30, 2026, and currently do not hold, derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the three months ended September 30, 2026.

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

3.3	Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed October 19, 2023))

3.4	Amendment to the Amended and Restated Bylaws of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed February 13, 2026))

22.1	List of guarantor subsidiaries of Tri Pointe Homes, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (filed February 26, 2026))

31.1	Chief Executive Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Section 302 Certification of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Section 906 Certification of the Sarbanes-Oxley Act of 2002

101	The following materials from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statement.

104	Cover page from Tri Pointe Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri Pointe Homes, Inc.

Date: November 5, 2026	By:	/s/ Douglas F. Bauer
Douglas F. Bauer
Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2026	By:	/s/ Glenn J. Keeler
Glenn J. Keeler
Chief Financial Officer
(Principal Financial Officer)